Form 10QSB
period 1998-12-31
CARDIFF INTERNATIONAL INC
filed 2000-02-15
CIK 811222

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                   33-12346-D


                           CARDIFF INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)


                  COLORADO                               84-1044583
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)262-8844

                          9889 Santa Monica Blvd., #205
                             Beverly Hills, CA 90210
                                   -----------
          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes  X    No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               December 31, 1999
                                    675,290




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                    December 31, 1999 and September 30, 1999

                                               12/31/98                9/30/98
                                           ----------------    -----------------
                                            [Unaudited]

                                     ASSETS
Assets:
     Current Assest                       $               0      $             0
     Cash                                 $               0      $             0
        Total Assets                      $               0      $             0

                                           ================       ==============

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:

      Loans from stockholders             $           6,000      $         6,000
      Accounts Payable                                1,628                1,628
      Income Taxes Payable                                0                    0
                                           ----------------       --------------
          Total Liabilities                           7,628                7,628
                                           ================       ==============

Stockholders' Equity:
     Common Stock, no par value;
          authorized 30,000,000 shares;
          issued and outstanding
          675,290 shares                            320,064              319,939
     Paid-in Capital                                225,345              225,345
     Accumulated Deficit                           (553,037)            (552,912)
     Total Stockholders' Deficit                     (7,628)              (7,628)
                                           ----------------       --------------
          Total Liabilities and
          Stockholders Defecit            $               0      $             0
                                           ================       ==============



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The September 30, 1998 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
          For the Three Month Periods Ended December 31, 1998 and 1997

                                               Three Months         Three Months
                                                   Ended                Ended
                                                 12/31/98             12/31/97
                                             ------------------  ------------------
                                                [Unaudited]          [Unaudited]
REVENUE
      Income                               $                 0  $                 0
                                             ------------------   ------------------
NET REVENUE                                                  0                    0

General and Administrative Expenses                        125                    0
                                              ------------------   ------------------
NET INCOME BEFORE TAXES                    $              (125) $                (0)
                                             ==================   ==================
INCOME/FRANCHISE TAXES                                       0                    0

NET LOSS                                                  (125)                  (0)

LOSS PER SHARE                             $             (0.01) $             (0.01)
                                             ==================   ==================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                          425,000              300,000
                                             ==================   ==================


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
          For the Three Month Periods Ended December 31, 1998 and 1997


                                                        Three Months        Three Months
                                                           Ended                Ended
                                                         12/31/98              12/31/97
                                                      -----------------    ----------------
                                                        [Unaudited]           [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $             (125)   $             (0)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in Accounts Payable                         125                   0
   Increase/(Decrease) in loans from shareholder                     0                   0
   Expenses paid on behalf of Company
     by a stockholder                                                0                   0
                                                      -----------------       ------------
      Net Cash Used For Operating Activities        $                0    $              0
                                                      =================       ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0

      Beginning Cash Balance                                         0                   0

      Ending Cash Balance                           $                0    $              0
                                                      =================      ===============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 1998, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Colorado, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no operations during the quarterly period ended December 31, 1998, or since approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $125, stemming from general, administrative and accounting expenses.

Liquidity

     At December 31, 1998, the Company had total current assets of $0 and total liabilities of $7,628.

Year 2000.

     The Company did not incur any computer problems associated with the change of year to the year 2000. However, the possiblity exists that the Company may merge with or acquire a business that has been or will be negatively affected by the "Y2K" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Comnpany identifies a merger or acquisition target.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

     None; not applicable.

Item 2.Changes in Securities.

     On April 27, 1998, the Board of Directors and Shareholders holding 201,770,900 of the 300,000,000 or approximately 67% of the Company's issued and outstanding common voting stock authorized a reverse split of the 300,000,000 shares of the Company's common voting stock on a basis of one for one thousand (1:1,000), thus, the shares of common voting stock outstanding were reduced from 300,000,000 to 300,000. Appropriate adjustments were made to the paid in capital and capital surplus accounts of the Company. In addition, the shares authorized for issuance were reduced from 300,000,000 to 30,000,000.

Item 3.Defaults Upon Senior  Securities.

     None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

     See Item 2, above.

Item 5.Other Information.

     On December 30, 1996, the Board of Directors of the Company authorized the issuance of 156,000,000 shares of the company's common voting stock to Mr. Art Beroff, a consultant to the Company. The issuance of these shares increased the total number of shares outstanding from 144,000,000 to 300,000,000.

     On December 15, 1998, the Board of Directors of the Company authorized the issuance of 125,000 post-split shares of the Company's common voting stock to Charles Calello, President and Director.

     On May 1, 1999, the Board of Directors authorized the issuance of 250,000 post-split shares of the Company's common voting stock to Jenson Services, Inc., consultant to the Company.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

     None; Not Applicable.

(b)Reports on Form 8-K.

     None; Not Applicable.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CARDIFF INTERNATIONAL, INC.



Date:   12-6-99              By/S/ Charles Calello
                            Charles Calello, President and Director



Date:   12-6-99              By/S/ Kathleen Morrison
                            Kathleen Morrison, Secretary and Director