Form 10QSB
period 1999-03-31
CARDIFF INTERNATIONAL INC
filed 2000-02-15
CIK 811222

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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

                               December 1, 1999
                                    675,290




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                      March 31, 1999 and September 30, 1998

                                               3/31/99                9/30/98
                                           ----------------    -----------------
                                            [Unaudited]

                                     ASSETS
Assets:

     Cash                                 $               0      $             0
     Total Assets                         $               0      $             0

                                           ================       ==============

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:

      Loans from stockholders             $           7,282      $         6,000
      Accounts Payable                                1,628                1,628
                                           ----------------       --------------
          Total Liabilities                           8,910                7,628
                                           ================       ==============

Stockholders' Equity:
     Common Stock, no par value;
          authorized 30,000,000 shares;
          issued and outstanding
          425,290 shares                            320,064              319,939
     Paid-in Capital                                225,345               25,345
     Accumulated Deficit                           (554,319)            (552,912)
     Total Stockholders' Deficit                     (8,910)              (7,628)
                                           ----------------       --------------
          Total Liabilities and
          Stockholders Defecit            $               0      $             0
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


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended March 31, 1999 and 1998

                                               Three Months         Three Months           Six Months           Six Months
                                                   Ended                Ended                 Ended                Ended
                                                  3/31/99              3/31/98               3/31/99              3/31/98
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                 0   $                 0   $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                    0                     0                   0

OPERATING EXPENSES
     Office Expenses                                     1,282                    0                 1,282                   0
     Professional Fees                                       0                    0                     0                   0
     Stock Expense                                           0                    0                   125                   0
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                 1,282                    0                 1,407                   0
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $            (1,282) $                (0)  $            (1,407)                 (0)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                    0                     0                   0

NET LOSS                                                (1,282)                  (0)               (1,407)                 (0)

LOSS PER SHARE                             $             (0.01) $             (0.01) $              (0.01)              (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                          425,000              300,000               425,000             300,000
                                             ==================   ==================     ==================   ================


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
        For the Three and Six Month Periods Ended March 31, 1999 and 1998


                                                        Three Months        Three Months        Six Months        Six Months
                                                           Ended                Ended              Ended              Ended
                                                          3/31/99              3/31/98            3/31/99            3/31/98
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $           (1,282)   $             (0)  $         (1,407)               (0)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in Accounts Payable                           0                   0                125                 0
   Increase/(Decrease) in loans from shareholder                 1,282                   0              1,282                (0)
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $                0    $              0   $              0                 0
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0                  0                 0

      Beginning Cash Balance                                         0                   0                  0                 0

      Ending Cash Balance                           $                0    $              0   $              0                 0
                                                      =================      ===============    ==============   ===============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 1999, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 1999, or since approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,282, stemming from general, administrative and accounting expenses.

Liquidity

     At March 31, 1999, the Company had total current assets of $0 and total liabilities of $8,910.

Year 2000.

     Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possiblity exists that the Company may merge with or acquire a business that will be negatively affected by the "Y2K" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Comnpany identifies a merger or acquisition target.

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