Form 10QSB
period 1999-12-31
CARDIFF INTERNATIONAL INC
filed 2000-02-15
CIK 811222

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1999

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

                                        N/A
                                   -----------
          (Former Name or Former Address, if changed since last Report)


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

                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                    December 31, 1999 and September 30, 1999

                                               12/31/99                9/30/99
                                           ----------------    -----------------
                                            [Unaudited]

                                     ASSETS
Assets:
     Current Assest                       $               0      $             0
     Cash                                 $               0      $             0
        Total Assets                      $               0      $             0

                                           ================       ==============

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:

      Loans from stockholders             $          19,702      $        14,470
      Accounts Payable                                    0                1,000
      Income Taxes Payable                                0                    0
                                           ----------------       --------------
          Total Liabilities                          19,702               15,470
                                           ================       ==============

Stockholders' Equity:
     Common Stock, no par value;
          authorized 30,000,000 shares;
          issued and outstanding
          675,290 shares                            320,314              320.314
     Paid-in Capital                                225,345              225,345
     Accumulated Deficit                           (565,361)            (561,129)
     Total Stockholders' Deficit                    (19,702)             (15,470)
                                           ----------------       --------------
          Total Liabilities and
          Stockholders Defecit            $               0      $             0
                                           ================       ==============



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The September 30, 1999 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
          For the Three Month Periods Ended December 31, 1999 and 1998

                                               Three Months         Three Months
                                                   Ended                Ended
                                                 12/31/99             12/31/98
                                             ------------------  ------------------
                                                [Unaudited]          [Unaudited]
REVENUE
      Income                               $                 0  $                 0
                                             ------------------   ------------------
NET REVENUE                                                  0                    0

General and Administrative Expenses                      4,232                  125
                                              ------------------   ------------------
NET INCOME BEFORE TAXES                    $            (4,232) $              (125)
                                             ==================   ==================
INCOME/FRANCHISE TAXES                                       0                    0

NET LOSS                                                (4,232)                (125)

LOSS PER SHARE                             $             (0.01) $             (0.01)
                                             ==================   ==================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                          675,290              425,290
                                             ==================   ==================


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
          For the Three Month Periods Ended December 31, 1999 and 1998


                                                        Three Months        Three Months
                                                           Ended                Ended
                                                         12/31/99              12/31/98
                                                      -----------------    ----------------
                                                        [Unaudited]           [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $           (4,232)   $           (125)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in Accounts Payable                           0                 125
   Increase/(Decrease) in loans from shareholder                     0                   0
   Expenses paid on behalf of Company
     by a stockholder                                            4,232                   0
                                                      -----------------       ------------
      Net Cash Used For Operating Activities        $                0    $              0
                                                      =================       ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0

      Beginning Cash Balance                                         0                   0

      Ending Cash Balance                           $                0    $              0
                                                      =================      ===============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 1999, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended December 31, 1999, or since approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $4,232, stemming from general, administrative and accounting expenses.

Liquidity

     At December 31, 1999, the Company had total current assets of $0 and total liabilities of $19,702.

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

                                  CARDIFF INTERNATIONAL, INC.



Date:   2-4-00              By/S/ Charles Calello
                            Charles Calello, President and Director



Date:   2-1-00              By/S/ Kathleen Morrison
                            Kathleen Morrison, Secretary and Director