Form 10KSB
period 1999-09-30
CARDIFF INTERNATIONAL INC
filed 2000-02-17
CIK 811222

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended September 30, 1999
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                           Commission File No. 33-12346-D
                                  -----------

                             CARDIFF INTERNATIONAL,INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

         COLORADO                                            84-1044583
         --------                                            -----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                         5525 SOUTH 900 EAST, SUITE 110
                           Salt Lake City, Utah 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844

                          9889 Santa Monica Blvd., #205
                             Beverly Hills, CA 90210
                                   -----------
          (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   Common

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
          September 30, 1999 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 1, 1999 - 0. There are approximately 110,000 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past three years, and there is no par value for the Company's common stock, the Company considers the value of its shares of common stock to be $0. If the Company had a par value for its common stock, the aforementioned shares would be valued at par.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No
                                                 ---      ---
None; Not Applicable.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 December 1, 1999
                                     675,290

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     Cardiff International, Inc., formerly United American, Inc., (the "Company") was incorporated under the laws of the State of Colorado under the name "Cardiff Financial, Inc.", on October 14, 1986. The purpose for which the corporation was organized were namely: (1) To engage in the transaction of all lawful business or pursue any other lawful purpose or purposes for which a corporation may be organized under the laws of the State of Colorado; (2) To have, enjoy and exercise all of the rights, powers and privileges conferred upon corporations organized under the laws of the state of Colorado, whether now or hereafter in effect, and whether or not herein specifically mentioned.

     The Company had an initial authorized capital consisting of 300,000,000 shares of no par value common stock.

     Effective April 1989, the Company completed a merger with United American, Inc., ("United"). United failed to carry out obligations required of it pursuant to the merger and the merger was cancelled by the Company on a unilateral basis on July 3, 1989.

     Effective December 4, 1989, the Company changed its name from United American, Inc., to Cardiff International, Inc.

     Public Offering.
     ---------------

     The Company originally issued 12,000,000 shares of its no par value common stock, in exchange for $16,000.

     The Company filed a Form S-18 Registration Statement effective on or about June 1987 to offer and sell to the public 30,000,000 shares of common stock, no par value, and warrants to purchase 30,000,000 shares of common stock. The offering generated $300,000 gross from the sale of these units and incurred offering costs of $49,501 which have been charged against the proceeds of the offering. The Company also received $100 for the sale of underwriter's warrants allowing the public offering underwriter the right to acquire 3,000,000 shares of the Company's stock at $0.02 per share.


Material Changes in Control Since Inception and Related  Business  History.
-------------------------------------------------------------------------

     In April 1989, the Company entered into an agreement with United American, Inc., a Washington corporation whereby the Company agreed to acquire 100% of the outstanding shares of common stock of United American, Inc., in exchange for 123,000,000 shares of common stock of the Company. After the closing of this business combination, the Company rescinded the transaction on July 3, 1989 due to the inability of United American, Inc., to raise $2,000,000 in funding by the agreed deadline of July 1, 1989. The 123,000,000 shares of common stock of the Company were voided and returned to authorized but inissued stock after the combination was terminated.

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


Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------



Name and Address         Date      Number of Shares         Consideration
----------------         ----      ----------------         -------------

Art Beroff*               12/30/96       156,000                $156

Charles Calello*          12/15/98       125,000                Services

Jenson Services, Inc.*    7/19/96        250,000                Services



     *See  Part  II,  Item  10  and  11  for  information   regarding  executive
compensation and stock ownership.


Business.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since 1992. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Year 2000.
----------

      Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
--------------------------------------------------------------------------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
--------------------------------------------------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
-------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of a majority shareholder, Jenson Services, Inc., and are currently provided at no cost. Because the Company currently has no business operations, its activities will be limited to keeping itself in good standing in the State of Colorado, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company's common stock was previously listed on the OTC-BB under the symbol "UAMI". However, there is currently no market nor has there been a market for the Company's common stock since June 1996. In order to establish a market for the Company's common stock, the Company will have to apply for a new trading symbol with the NASD.

Holders of Common Stock
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 694.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of September 30, 1999, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Colorado, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or since before 1992.

     At  September 30, 1999, the Company  had no assets.

     During the fiscal year ended September 30, 1999, the Company had net loss of $8,217. The Company has received no revenues in either of its two most recent fiscal years.

Liquidity.
---------

     During the fiscal years ended September 30, 1999 and 1998, a shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $8,217 and $685, respectively. The unsecured loan bears no interest and is due on demand.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          September 30, 1999 and 1998

          Independent Auditors' Report

          Balance Sheets - September 30, 1999

          Statements of Operations for the years ended
          September 30, 1999 and 1998

          Statements of changes in Stockholders' (Deficit) from September 30, 1997 through Septemer 30, 1999

          Statements of Cash Flows for the years ended
          September 30, 1999 and 1998

          Notes to the Financial Statements



                          INDEX TO FINANCIAL STATEMENTS

                           CARDIFF INTERNATIONAL, INC.


                              FINANCIAL STATEMENTS

                                      With

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           September 30, 1999 and 1998








Report of Independent Certified Public Accountants                    F-2


     Financial Statements:

     Balance Sheets                                                   F-3 & F-4

     Statements of Operations                                         F-5

     Statement of Changes in Stockholders' (Deficit)                  F-6

     Statements of Cash Flows                                         F-7

     Notes to Financial Statements                                    F-8



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Cardiff International, Inc.
Boca Raton, FL   33433

     We have audited the accompanying balance sheets of Cardiff International, Inc. as of September 30, 1999 and 1998, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Cardiff International, Inc. as of September 30, 1999 and 1998, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying balance sheets have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               Schumacher & Associates, Inc.
                                               Certified Public Accountants
                                               12, 835 East Arapahoe Road
                                               Tower II, Suite 110
                                               Englewood, Colorado 80112


October 1, 1999





                           CARDIFF INTERNATIONAL, INC.

                                  BALANCE SHEET

                               September 30, 1999


                                     ASSETS






Current Assets:                                                     $        -
                                                                     ----------
TOTAL ASSETS                                                        $        -
                                                                     ==========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                               $    1,000
     Accounts payable, stockholders                                     14,470
                                                                     ----------
          Total Current Liabilities                                     15,470
                                                                     ----------
                            TOTAL LIABILITIES                           15,470
                                                                     ----------

Stockholders' (Deficit):
     Common Stock, no par value
     30,000,000 shares authorized
     675,000 shares issued and outstanding                             320,314
     Additional paid-in capital                                        225,345
     Accumulated (deficit)                                            (561,129)
                                                                     ----------
TOTAL STOCKHOLDERS' (DEFICIT)                                          (15,470)
                                                                     ----------
TOTAL LIABILITES AND STOCKHOLDERS' (DEFICIT)                       $         -
                                                                     ==========


    The accompanying notes are an integral part of the financial statements.





                           CARDIFF INTERNATIONAL, INC.

                                  BALANCE SHEET

                               September 30, 1998


                                     ASSETS
                                     ------




Current Assets:                                                     $        -
                                                                     ----------
     TOTAL ASSETS                                                   $        -
                                                                     ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                               $    1,628
     Accounts payable, stockhor                                          6,000
                                                                     ----------
          Total Current Liabilit                                         7,628
                                                                     ----------
                              TOTAL LIABILITIES                          7,628
                                                                     ----------

Stockholders' (Deficit):
     Common Stock, no par value
     30,000,000 shares authorized
     300,000 shares issued and outstanding                             319,939
     Additional paid-in capital                                        225,345
     Accumulated (deficit)                                            (552,912)
                                                                     ----------
TOTAL STOCKHOLDERS' (DEFICIT)                                           (7,628)
                                                                     ----------
TOTAL LIABILITES AND STOCKHOLDERS' (DEFICIT)                       $         -
                                                                     ==========


    The accompanying notes are an integral part of the financial statements.





                          CARDIFFF INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS







                                                 Years Ended
                                                 September 30,

                                                 1999            1998


Revenue ................................     $     --         $    --
                                              ----------      ----------

Expenses:
       Stock issued for services .......           375             --
       Other ...........................         7,842             685
                                              ----------      ----------
        Total ..........................         8,217             685
                                              ----------      ----------
Net (Loss) .............................    $   (8,217)       $   (685)
                                              ==========      ==========
(Loss) Per Share .......................    $     (.01)       $   (nil)


Weighted Average Shares Outstanding ....       675,000         300,000
                                              ==========      ==========



    The accompanying notes are an integral part of the financial statements.



                           CARDIFF INTERNATIONAL , INC



                 STATEMENT OF CHANGES OF STOCKHOLDERS' (DEFICT)


               From September 30, 1997 through September 30, 1999





                         Common Stock       Additional Paid-In  Accumulated
                  No./Shares       Amount         Capital         Deficit         Total
                  ----------       ------         -------         -------         -----

  Balance at
 September 30,
     1997          300,000        $ 319,939       $225,345      $(552,227)       $ (6,943)


  Net (Loss)
 For the year
     Ended
 September 30,
     1998              -              -               -             (685)           (685)
                    -------         -------         -------        -------        -------
  Balance at
 September 30,
     1998           300,000         319,939         225,345       (552,912)        (7,628)

 Common stock
    Issued          375,000             375           -              -                375

 Net Loss for
   The year
     ended
 September 30,
     1999              -              -               -            (8,217)         (8,217)
                    -------         -------                       -------         -------
  Balance at
 September 30,
     1999
                    675,000       $ 319,939       $ 225,345     $(561,129)      $ (15,470)
                    =======       =========       =========     ==========      ==========


    The accompanying notes are an integral part of the financial statements.




                           CARDIFF INTERNATIONAL, INC.


                            STATEMENTS OF CASH FLOWS




                                                         Years Ended September 30,

                                                          1999             1998
                                                          ----             ----

Cash Flows Operating Activities:
     Net (loss)                                     $   (8,217)      $     (685)
     Stock issued for services                             375                -
     Increase in accounts payable                        7,842              685
                                                     ---------        ---------
Net Cash (used in) Operating Activities                      -                -
                                                     ---------        ---------
Cash Flows from Investing Activities                         -                -
                                                     ---------        ---------
Cash Flows from Financing Activity:                          -                -
                                                     ---------        ---------
Increase in Cash
                                                             -                -
Cash, Beginning of Year                                      -

Cash, Beginning of Year                                      -                -
                                                     ---------        ---------
Cash End of Year                                    $        -      $         -
                                                     =========        =========
Interest Paid                                       $        -      $         -
                                                     =========        =========
Income Taxes Paid                                   $        -      $         -
                                                     =========        =========



    The accompanying notes are an integral part of the financial statements.

                           CARDIFF INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998


(1)  Summary of Accounting Policies
     ------------------------------

          This summary of significant accounting policies of Cardiff International, Inc. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a)  Organization and principles of Consolidation
          --------------------------------------------

               Cardiff International, Inc. (Company) was incorporated under the laws of Colorado on October 14, 1986. The Company is an inactive entity other than it is looking for a business combination candidate.

          The Company has selected the last day of September as its year end.

     (b)  Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Basis of Presentation - Going Concern
     -------------------------------------

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. These matters raise substantial doubt about the Company's ability to continue as going concern. Management is attempting to locate a business combination candidate.

          In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

(3)  Common Stock Issued
     -------------------

          During the year ended September 30, 1999, the Company issued 375,000 shares of its restricted common stock for services, of which 125,000 were issued to a stockholder/officer of the Company. The shares and services were recorded in the financial statements at $.001 per share par value.

                           CARDIFF INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998







(4)  Income Taxes
     ------------

          The Company has net operating loss carryovers of approximately $561,000 but due to the change in ownership of the Company, the loss carryovers have been, in all material respects, eliminated.

(5)  Stock Split
     -----------

          During the year ended September 30, 1999 the Company effected a one for 1000 reverse stock split. All references to common stock have been retroactively changed to give effect to the reverse stock split.

(6)  Related Party Transactions
     --------------------------

          As of September 30, 1999 the Company had outstanding accounts payable to stockholders totaling $14,470. The balance payable is uncollateralized, bears no interest and has no written repayment terms.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

 None; Not Applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     On or about December 8, 1999 the current directors, executive officers, and/or 10% holders of the Company's common stock filed Form 3, Initial Statement of Beneficial Ownership of Securities, in accordance with Section 16(a) of the Exchange Act.


Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Charles Calello       President        07/89           *
                      Director         10/86           *

Kathleen L. Morrison  Secretary        03/99           *
                      Director         03/99           *

Clay Calello          Secretary        07/89        03/99
                      Vice President   07/89           *
                      Director         07/89           *




     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Charles Calello. President and Director. Mr. Calello has served as a Director and Chairman of the Board of Directors of the Company since January, 1987. Mr. Calello has been directly involved in the music business since 1962. He has been self-employed or President of privately held companies such as Charles Calello Productions, Space Cowboy Music, and Calello Music. Mr. Calello has published, arranged, produced, co-produced, composed, or orchestrated music, scores, songs, or albums for groups and individuals such as Gladys Knight, Bill Medley, Juice Newton, Eddie Rabbit, Deborah Allen, Barbara Streisand, Englebert Humperdinck, Barry Manilow, Glen Campbell, Bruce Springsteen, Neil Diamond, Lou Christie, The Four Seasons, and Frank Sinatra.

     Clay Calello, Director and Vice President. Mrs. Calello has served as a Director and Vice President since July 1989. Mrs Calello is the wife of Mr. Charles Calello. Mrs. Calello has been involved in the fashion industry since 1974, first as clothing designer in Chicago and later as a fashion consultant/trouble shooter in Beverly Hills California. In 1981, Mrs. Calello started the music company, Shem Production, Inc. The company specialized in producing music packages for television commercials, television shows and records. Her company produced the music for such products as Coors Beer, McDonald's, Coca Cola, Nescafe and Oldsmobile. Her Company provided music for the hit TV series Crime Story as well as 9 top ten records. Since 1992, Mrs. Calello has been involved in various cultural and non profit organizations including Boca Pops and the Florida Atlantic University.

     Kathleen L. Morrison, Director and Secretary. Mrs. Morrison is 41 years old. For the past 6 years, she has been the office manager for two persons, one of which is Jenson Services, Inc., which is a consultant to and a majority stockholder of the Company. For seven years, she was the editor of "Super Group" a vertical market computer magazine targeting HP3000 users. Mrs. Morrison received a B.A. degree from Colorado State University in 1978.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     Charles Calello, President and Director and Clay Calello, Vice President and Director are husband and wife. Other than the aforementioned, there are no additional family relationships between the officers and directors.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Management is informed and believed that certain former directors, executive officers, and/or 10% holders of the company's stock may not have timely filed the forms required by section 16(a) of the Exchange Act. However, present management is unable to determine what forms should have been filed and when.

     On or about December 8, 1999 the current directors, executive officers, and/or 10% holders of the Company's common stock filed form 3's in accordance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                                Secur-
                                                ities         All
Name and   Year or               Other   Rest-  Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricted lying   Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock  Options outs  ensat'n
-----------------------------------------------------------------
Charles J.
Calello        9/30/99    0     0     0     0      0     0   0
President,     9/30/98    0     0     0  125,000*  0     0   0
Director       9/30/97    0     0     0     0      0     0   0


Kathleen L.
Morrison       9/30/99    0     0     0     0      0     0   0
Secretary,     9/30/98    0     0     0     0      0     0   0
Director       9/30/97    0     0     0     0      0     0   0


Clay Calello   9/30/99    0     0     0     0      0     0   0
Vice President 9/30/98    0     0     0     0      0     0   0
and Director   9/30/97    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending September 30, 1999, 1998, or 1997, or the period ending on the date of this Report. Mr. Charles Calello, President and Director was issued 125,000 shares of the Company's "Restricted" common stock on December 15, 1998.

     *Mrs Calello may be deemed beneficial owner of these shares due to her relationship with Charles Calello. Mrs. Calello is the wife of Charles Calello.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 675,290 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name and Address           Beneficially Owned           of Class (1)
----------------           ------------------           --------
Art Beroff                    156,000                    23.1%
156-34 88th Street
Howard  Beach, NY  11414

Jenson Services, Inc.         250,000                    37.0%
5525 S. 900 E. #110
Salt Lake City, UT
84117

Charles Calello               156,625*                   23.2%
23368 Mirabello Circle
Boca Raton, FL  33433

                              -------                     ----
                              562,625                   83.3%


     *Clay Calello may be deemed beneficial owner of these shares due to her relationship with Charles Calello. Mrs. Calello is the wife of Charles Calello.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Charles Calello                156,625*              23.2%
23368 Mirabello Circle
Boca Raton, FL  33433

Clay Calello                       0                 0
23368 Mirabello Circle
Boca Raton, FL  33433

Kathleen Morrison                  0                 0
9352 Sterling Dr.
Sandy, UT  84093

                               -------              ------
All directors and executive
officers as a group            156,625              23.2%%
(3 persons)


     *Mrs. Clay Calello may be deemed beneficial owner of these shares due to her relationship with Charles Calello. Mrs. Calello is the wife of Charles Calello.

Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of "Unregistered" and "Restricted" Securities over the past three years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None; Not Applicable.

Exhibits
--------

Exhibit
Number               Description
------               -----------
 3.1                Initial Articles of Incorporation,
                    as filed October 14, 1986.

 3.1i               Articles of Amendment to the
                    Articles of Incorporation, as filed on
                    April 14, 1989

 3.1ii Articles of Amendment to the Articles of Incorporation, as filed on January 14, 1990

 3.1ii Articles of Amendment to the Articles of Incorporation, as filed on September 16, 1998.

 3.2                By-Laws

 27                 Financial Data Schedule

DOCUMENTS INCORPORATED BY REFERENCE

 None; Not Applicable.


                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARDIFF INTERNATIONAL, INC.



Date: 12-6-99                          By/S/ Charles Calello
                                       Charles Calello
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        CARDIFF INTERNATIONAL, INC.



Date:  12-6-99                          By/S/Charles Calello
                                        Travis T. Jenson
                                        President and Director



Date:  12-6-99                          By/S/Kathleen Morrison
                                        Kathleen Morrison
                                        Secretary and Director

                           ARTICLES OF INCORPORATION
                                       OF
                            CARDIFF FINANCIAL, INC.


                                   ARTICLE I

     The name of the Corporation is CARDIFF FINANCIAL, INC.

                                   ARTICLE II

     This corporation is organized under the laws of the State of Colorado.

                                   ARTICLE III

     The period of duration of the corporation shall be perpetual.

                                   ARTICLE IV

     The nature of the business of the corporation, the purposes for which it is organized and its powers are an follows:

     1. To engage in the transaction of all lawful business or pursue any other lawful purpose or purposes for which a corporation may be organized under the laws of the State of Colorado.

     2. To have, enjoy and exercise all of the rights, powers and privileges conferred upon corporations organized under the laws of the State of Colorado, whether now or hereafter in effect, and whether or not herein specifically mentioned.

     The foregoing enumeration of purposes and powers shall not limit or restrict in any manner the exercise of other and further rights and powers which may now or hereafter be allowed or permitted by law,

                                    ARTICLE V

     1. The total number of shares which the corporation shall have authority to issue is 300,0000,000, which shall consist of one class only, designated "common stock". Each of such shares shall have no par value.

     2. The corporation shall have the right to impose restrictions on the transfer of all, or any part of its shares and may become party to agreements entered into by any of its shareholders restricting transfer or encumbrance of any of its shares, or subjecting any of its shares to repurchase or resale obligations. ARTICLE VI

     Shareholders shall have no preemptive rights to acquire additional or treasury shares of the corporation or securities convertible into shares or carrying stock purchase warrants or privileges or stock lights or options.

                                   ARTICLE VII

     The shareholders, by vote or concurrence of a majority of the outstanding shares of the corporation or any class or series thereof, entitled to vote on the subject matter, may take any action which, except for this Article would require a two-thirds vote under the Colorado Corporation Code, as amended.

                                  ARTICLE VIII

     1. The business and affairs of the corporation shall be managed by a board of directors which shall be elected at the annual meeting of the shareholders, or at a special meeting called for that purpose,

     2. The initial board of directors shall consist of the following members, who shall serve until the first annual meeting of shareholders and until their successor be elected and qualified:

         Director                      Address

         Rafe Cohen
                                            14900 Ventura Blvd., #330
                                            Sherman Oakes, CA  91405

         Ron Nadel
                                            6442 Cavaleri Road
                                            Malibu, CA  90265
         Charles J. Calello
                                            132 Spalding Drive, #216
                                            Beverly Hills, CA  90212

     3. The number of directors may be increased or decreased from time to time in the manner provided in the bylaws of the corporation, but no decrease shall have the effect of shortening the term of any incumbent director.

                                   ARTICLE IX

     Cumulative voting shall not be permitted in the election of directors.

                                    ARTICLE X

     The initial registered office of the corporation shall be 7730 E. Belleview Ave., Suite #301, Englewood, Colorado 80111, and the initial registered agent at such address shall be Marq J. Warner.

                                   ARTICLE XI

     No contract or other transaction between the corporation and one or more of its directors or any other corporation, firm, association, or entity in which one or more of its directors are directors or officers or are financially interested shall be either voidable solely because of such relationship or interest or solely because such directors are present at the meeting of the board of directors or a committee thereof which authorizes, approves, or ratifies such contract or transaction or solely because their votes are counted for such purposes if: (a) the fact of such relationship or interest is disclosed or known to the board of directors or committee which authorizes, approves, or ratifies the contract or transaction by a vote or consent sufficient for the purposes without counting the votes or consents of such interested directors; or
(b) the fact of such relationship or interest is disclosed or known to the shareholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent; or (c) the contract or transaction is fair and reasonable to the corporation. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors or a committee thereof which authorizes, approves, or ratifies such contract or transaction.

                                   ARTICLE XII

     l. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the corporation), by reason of the fact that he is or was a director, officers employee or agent of the corporation or is or was serving at the request of the corporation, is a director, officer, employee, or agent of another corporation partnership, joint ventures trusts or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner be reasonably believed to be in the best interests of the corporation and with, respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment order, settlement or conviction or upon a plea of nolo contendere or its equivalent shall not of itself create a presumption that a person did not act in good faith and in a manner which he reasonably believed to be in the best interests of the corporation and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

     2. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint ventures, trusts or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in the best interests of the corporation; but no indemnification shall be made in respect of any claim, issue, or matter as to which such person has been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the court in which such action or suit was brought determines upon application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnification for such expenses which such court deems proper.

     3. To the extent that a director, officer, employee, or agent of the corporation has been successful on the merits in defense of any action, suit or proceeding referred to in paragraph 1 or 2 of this Article XII or in defense of any claim, issue, or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

     4. Any indemnification under Paragraph 1 or 2 of this Article XII (unless ordered by a Court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standards of conduct set forth in said paragraph 1 or 2. Such determination shall be made by the board of directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit, or proceeding, or, if such a quorum is not obtainable or even if obtainable a quorum of disinterested directors so directed by independent legal counsel in a written opinion, or by the shareholders.

     5. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding may be paid by the corporation in advance of the final disposition of such action suit, or proceeding as authorized in paragraph 4 of this Article XII upon receipt of an undertaking by or on behalf the director, officer, employee or agent to repay such amount unless it is ultimately determined that he is entitled to be indemnified by the corporation as authorized in this Article XII.

     6. The indemnification provided by this Article XII shall not be deemed exclusive of any other rights to which those indemnified may be entitled under the articles of incorporation, any bylaws, agreement, vote of shareholders or disinterested directors, or otherwise, and any procedure provided for by any of the foregoing, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of heirs, executors, and administrators of such a person.

     7. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employees or agent of the corporation or who is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation partnership, joint venture, trust, or other enterprise against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of this Article XII.

                                  ARTICLE XIII

     The name and address of the incorporator is:

     Marq J. Warner 7730 E. Belloview, #301 Englewood, CO 80111

     Executed this 3rd day of September, 1986.




                                 By/S/ Mark J. Warner
                                 ------------------------




STATE OF COLORADO     )
                      ) ss.
County of             )

     I, Susan E. Reed, a notary public, hereby certify that on the 3rd day of October, 1986, Marq J. Warner personally appeared before me, he, who, being by me first duly sworn, declared that Marq J. Warner is the person who signed the foregoing documents as incorporator and that the statements contained therein are true.

     IN WITNESS WHEREOF, I have hereunto set my hand and seal this day of October, 1986.

     My commission expires: My Commission Expires May 20, 1989.

                                By/S/ Susan E. Reed
                                Notary Public

                              ARTICLES OF AMENDMENT

                                     to the

                            ARTICLES OF INCORPORATION



     Pursuant  to  the  provisions  of  the  Colorado   Corporation   Code,  the
undersigned corporation adopts the following Articles or Amendments to its Articles of Incorporation:

     FIRST: The name of the corporation is: CARDIFF FINANCIAL, INC.

     SECOND: The following amendment to the Articles of Incorporation was adopted on April 14,1989, as prescribed by the Colorado Corporation Code, in the manner marked with an X below:

     Such amendment was adopted by the board of directors where no shares have been issued.

 X Such amendment was adopted by a vote of the shareholders. The number of shares voted for the amendment was sufficient for approval.

     The Articles of Incorporation are amended to provide that the name of the corporation shall be amended to: "United American, Inc.".

     THIRD: The manner, if not set forth in such amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be effected, is as Follows: None

     FOURTH: The manner in which such amendment effects a change in the amount of stated capital, and the amount or stated capital as changed by such amendment, are as follows: None



                                            CARDIFF FINANCIAL, INC.

                                            By /S/ Marvin Bechwith
                                            Marvin Bechwith

                                            By/S/ Arnold Depauw
                                            Arnold Depauw

                             ARTICLES OF AMENDMENT

                                     TO THE

                           ARTICLES OF INCORPORATION


     Pursuant  to  the  provisions  of  the  Colorado   Corporation   Code,  the
undersigned corporation adopts the following Articles of Amendments to its Articles of Incorporation:


     FIRST: The of name of the corporation is United American, Inc.

     SECOND: The following amendment to the Articles of Incorporation was adopted December 4, 1989, as prescribed by the Colorado Corporation Code, and,

          Such Amendment was adopted by a vote of the shareholders. The number of shares voted for the amendment was sufficient for approval:

          The Articles of Incorporation are amended to provide that the name of the said corporation shall be amended to be:

                          "CARDIFF INTERNATIONAL INC."

     THIRD: That this amendment does not effect any exchange, reclassification, or cancellation of issued shares.

     FOURTH: That this amendment does not effect a change in the amount of states capital.



                                    CARDIFF INTERNATIONAL, INC

                                    By/S/ President



                                    By/S/ Secretary

                             ARTICLES OF AMENDMENT

                                     TO THE

                           ARTICLES OF INCORPORATION


     Pursuant to the provisions of the Colorado Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to Its Articles of Incorporation.

     FIRST: The name of the Corporation is: Cardiff International, Inc.

     SECOND: The following amendment to the Articles of Incorporation was adopted on April 27, 1998, as prescribed by the Colorado Business Corporation Act, in the manner marked with an X below:

     No shares have been issued or Directors Elected Action by Incorporators.

     No shares have been issued by Directors Elected Action by Directors.

     Such amendment was adopted by the board of directors where shares have been issued and shareholder action was not required.

 X Such amendment was adopted by a vote of the shareholders. The number of sharers voted for the amendment was sufficient for approval.

               The Articles of incorporation are amended to provide that the total number of shares which the corporation shall have authority to issue is 30,000,000, which shall consist of one class only designated "common stock". Each of such shares shall have no par value.


     THIRD: If changing corporate name, the new name of the corporation is:

     FOURTH: The manner, if not set forth in such amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be effected, is as follows:

     All issued shares are automatically reversed splitting on a ratio of 1,000 shares to one (1) share


                          Cardiff International, Inc.

                             By/S/ Charles Calello
                                   President

                                          BYLAWS
                                            OF
                                 CARDIFF FINANCIAL, INC.


                                        ARTICLE I

                                         Offices

     1.1 Principal Offices: The principal offices of the corporation shall initially be at 7730 East Belleview Avenue, Suite 301, Englewood, Colorado 80111, but the board of directors, in its discretion, may keep and maintain offices wherever the business of the corporation may require.

     1.2 Registered Office and Agent: The corporation shall have and continuously maintain in the State of Colorado a registered office, which may be the same as its principal office, and a registered agent whose business office is identical with such registered office. The initial registered office and the initial registered agent are specified in the Articles of Incorporation. The corporation may change its registered office or change its registered agent, or both, upon filing a statement as specified by law in the office of the Secretary of State of Colorado.

                                   ARTICLE II

                             Meeting of Shareholders

     2.1 Time and Place: Any meeting of the shareholders may be held at such time and place, within or outside of the State of Colorado, as may be fixed by the board of directors or as shall be specified in the notice of the meeting or waiver of notice of the meeting.

     2.2 Annual Meeting: The annual meeting of the shareholders shall be held at the principal offices of the corporation on the 2nd Tuesday in August of each year, beginning in the year 1987, or at such other place or date as the board of directors may determine.

     2.3 Special Meetings: Special meetings of the shareholders, for any purpose or purposes, may be called by the president, the board of directors, or the holders of not less than one tenth of all of the shares entitled to vote at the meeting.

     2.4 Record Date: For the purposes of determining shareholders entitled to notice of, or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors may fix in advance a date as the record date for any such determination of shareholders. The record date may not be fixed more than fifty and, in the case of a meeting of the shareholders, not less than ten days before the date of the proposed action, except when it is proposed that the authorized shares be increased, in which case the record date shall be set not less than thirty days before the date of such action.

     2.5 Voting List: At least ten days before each meeting of shareholders, the secretary of the corporation shall make a complete list of the shareholders entitled to vote at such meeting, or any adjournment of such meeting, which list shall be arranged in alphabetic order and shall contain the address of and number of shares held by each shareholder. This list shall be kept on file at the principal office of the corporation for a period of ten days prior to such meeting, shall be produced and kept open at the meeting, and shall be subject to inspection by any shareholder for any purpose germane to the meeting during usual business hours of the corporation and during the whole time of the meeting.

     2.6 Notices: Written notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered no less than ten nor more than fifty days before the date of the meeting unless it is proposed that the authorized shares be increased in which case at least thirty days notice shall be given. Notice shall be given either personally or by mail, by or at the direction of the president, the secretary, or the officer or person calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, postage prepaid, addressed to the shareholder at his address as it appears on the stock transfer books of the corporation. If delivered personally, such notice shall be deemed to be delivered when handed to the shareholder or deposited at his address as it appears on the stock transfer books of the corporation.

     2.7 Quorum: Except as otherwise provided by law, a majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at any meeting of the shareholders. if a quorum shall not be present or represented, the shareholders present in person or by proxy may adjourn the meeting from time to time, without notice other than announcement at the meeting, for a period not to exceed sixty days at any one adjournment, until the number of shares required for a quorum shall be present. At any such adjourned meeting at which a quorum is represented, any business way be transacted which might have been transacted at the meeting originally called. The shareholders present or represented at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

     2.8 Voting: Except as otherwise provided by law, all matters shall be decided by a vote of the majority of the shares represented at the meeting and entitled to vote on the subject matter. Each outstanding share shall be entitled to one vote on such matters submitted to a vote of the shareholders. A shareholder may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided by law, but shall be by written ballot if such written vote is demanded by any shareholder present in person or by proxy and entitled to vote.

     2.9 Waiver: Whenever law or these bylaws require a notice of a meeting to be given, a written waiver of notice signed by a shareholder entitled to notice, whether before, at, or after the time stated in the notice, shall be equivalent to the giving of notice. Attendance of a shareholder in person or by proxy at a meeting constitutes a waiver of notice of a meeting, except where a shareholder attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

     2.10 Action by Shareholders Without a Meeting: Any action required to or which may be taken at a meeting of the shareholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to such action. Such consent may be executed in counterparts and shall be effective as of the date of the last signature thereon.

                                   ARTICLE III

                                    Directors

     3.1 Authority of Board of Directors: The business and affairs of the corporation shall be managed by a board of directors which shall exercise all the powers of the corporation, except as otherwise provided by Colorado law or the Articles of Incorporation of the corporation.

     3.1 Number: The number of directors of this corporation shall, in no case, be less than three, except where the number of shareholders is less than three, in which case the number of directors may be the same as the number of shareholders. Subject to such limitation, the number of directors shall be fixed by resolution of the board of directors, and may be increased or decreased by resolution of the board of directors, but no decrease shall have the effect of shortening the term of any incumbent director.

     3.3 Qualification: Directors shall be natural persons at the age of eighteen years or older, but need not be residents of the State of Colorado or shareholders of the corporation.

     3.4 Election: The board of directors shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose.

     3.5 Term: Each director shall be elected to hold office until the next annual meeting of shareholders or until his successor shall have been elected and qualified.

     3.6 Removal and Resignation: Any director may be removed at a meeting expressly called for that purpose, with or without cause, by a vote of the holders of the majority of shares entitled to vote at an election of directors. Any director may resign at any time by giving written notice to the president or to the secretary, and acceptance of such resignation shall not be necessary to make it effective unless the notice so provides.

     3.7 Vacancies: Any vacancy occurring on the board of directors and any directorship to be filled by reason of an increase in the size of the board of directors shall be filled by the affirmative vote of a majority, though less than a quorum, of the remaining directors. A director elected to fill a vacancy shall hold office during the unexpired term of his predecessor in office. A director elected to fill a position resulting from an increase in the board of directors shall hold office until the next annual meeting of shareholders and until his successor shall have been elected and qualified.

     3.8 Meetings: A regular meeting of the board of directors shall be held immediately after, and at the same place as, the annual meeting of shareholders. No notice of this meeting of the board of directors need be given. The board of directors, or any committee designated by the board of directors may, by resolution, establish a time and place for additional regular meetings which may thereafter be held without further notice. Special meetings of the board of directors, or any committee designated by the board of directors, may be called by the president or any two members of the board of directors or of such committee.

     3.9 Notices: Notice of a special meeting stating the date, hour and place of such meeting shall be given to each member of the board of directors, the committee of the board of directors, by the secretary, the president or the members of the board or such committee calling the meeting. The notice may be deposited in the United States mail at least seven days before the meeting addressed to the director at the last address he has furnished to the corporation for this purpose, and any notice so mailed shall be deemed to have been given at the time it is mailed. Notice may also be given at least two days before the meeting in person, or by telephone, prepaid telegram, telex, cablegram or radiogram, and such notice shall be deemed to have been given at the time when the personal or telephone conversation occurs, or when the telegram, telex, cablegram or radiogram is either personally delivered to the director or delivered to the last address of the director furnished to the corporation by him for this purpose.

     3.10 Quorum: Except as provided in Section 3.7 of these bylaws, a majority of the number of directors fixed in accordance with these bylaws constitute a quorum for the transaction of business at all meetings of the board of directors. The act of a majority of the directors present at any meeting at which a quorum is present he the act of the board of directors, except as otherwise specifically required by law.

     3.11 Waiver: A written waiver of notice signed by a director entitled to, whether before, at or after the time stated thereon, shall be equivalent to the giving of notice. Attendance of a director at a meeting constitutes a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of business because the meeting is not lawfully called or convened.

     3.12 Attendance by Telephone: Members of the board of directors or any committee designated by the board of directors may participate in a meeting of the board of directors or committee by means of a conference telephone or similar communications equipment by which all persons participating in the meeting can hear each other at the same time. Such participation shall constitute presence in a person at the meeting.

     3.13 Action by Directors Without a Meeting: Any action required to or which may be taken at a meeting of the board of directors, executive committee, or other committee of the directors may be taken without a meeting if a consent in writing setting forth the action so taken, shall be signed by all of the directors, executive or other committee members entitled to vote with respect to the proposed action. Such consent may be executed in counterparts and shall be effective as of the date of the last signature thereon.

                                   ARTICLE IV

                                   Committees

     4.1 Executive and Other Committees Authorized: The board of directors by resolution adopted by a majority of the entire board of directors, may designate from among its members an executive committee and one or more other committees each of which, to the extent provided in the resolution, shall have all of the authority of the board of directors. The board of directors may provide by resolution such powers, limitations, and procedures for such committees as the board deems advisable. However, no such executive or other committee shall have the authority of the board of directors in reference to amending the articles of incorporation, adopting a plan of merger or consolidation, recommending to the shareholders the sale, lease, exchange, or other disposition of all or substantially all of the property and assets of the corporation otherwise than in the usual and regular course of its business, recommending to the shareholders a voluntary dissolution of the corporation or a revocation thereof, or amending these bylaws.

                                    ARTICLE V

                                    Officers

     5.1 Number and Election: The officers of the corporation shall be a president, a secretary and a treasurer, who shall be elected by the board of directors. In addition, the board of directors may elect one or more vice presidents and the board of directors or the president may appoint one or more assistant secretaries or assistant treasurers, and such other subordinate officers as he shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the president. Any two or more offices may be held by the same person, except the offices of the president and secretary. The officers of the corporation shall be natural persons of the age of eighteen years or older.

     5.2 President: The president shall be the chief executive officer of the corporation and shall preside at all meetings of shareholders and of the board of directors. Subject to the d-Lrection- and control of the board of directors, he shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect. He may execute contracts, deeds and other instruments on behalf of the corporation as is necessary and appropriate. He shall perform such additional functions and duties as are appropriate and customary for the office of president and as the board of directors may prescribe from, time to time.

     5.3 Vice President: The vice president, or, if there shall be more than one, the vice presidents in the order determined by the board of directors, shall be the officers(s) next in seniority after the president. Each vice president shall also perform such duties and exercise such powers as are appropriate and as are prescribed by the board of directors or president. Upon the death, absence or disability of the president, the vice president, or if there shall be more than one, the vice presidents in the order determined by the board of directors, shall perform the duties and exercise the powers of the president.

     5.4 Secretary: The secretary shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the board of directors, keep the minutes of such meetings, have charge of the corporate seal and stock records, be responsible for the maintenance of all corporate records and files and the preparation and filing of reports to governmental agencies, other than tax returns, have authority to affix the corporate seal to any instrument requiring it (and, when so affixed, it may be attested by his signature), and perform such other functions and duties as are appropriate and customary for the office of secretary as the board of directors or the president may prescribe from time to time.

     5.5 Assistant Secretary: The assistant secretary, or, if there shall be more than one, the assistant secretaries in the order determined by the board of directors or the president, shall, in the death, absence of disability of the secretary or in case such duties are specifically delegated to him by the board of directors, president or secretary, perform the duties and exercise the powers of the secretary and shall, under the supervision of the secretary, perform such other duties and have such other powers as may be prescribed from time to time by the board of directors or the president.

     5.6 Treasurer: The treasurer shall have control of the funds and the care and custody of all stock, bonds and other securities owned by the corporation and shall be responsible for the preparation and filing of tax returns. He shall receive all moneys ,oaid to the corporation and shall have authority to give receipts and vouchers, to sign and endorse checks and warrants in its name and on its behalf, and give full discharge for the same. He shall also have charge of disbursement of the funds of the corporation, shall keep full and accurate records of the receipts and disbursements, and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as shall be designated by the board of directors. He shall perform such other duties and have such other powers as are appropriate and customary for the office of treasurer as the board of directors or president may prescribe from time to time.

     5.7 Assistant Treasurer: The assistant treasurer, or, if there shall be more than one, the assistant treasurers in the order determined by the board of directors or the president, shall, in the death, absence or disability of the treasurer or in case such duties are specifically delegated to him by the board of directors, president, or treasurer, perform the duties and exercise the powers of the treasurer, and shall, under the supervision of the treasurer, perform such other duties and have such other powers as the board of directors or the president may prescribe from time to time.

     5.8 Removal and Resignation: Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any officer appointed by the president may be removed at any time by the board of directors or the president. Any officer may reslgn at any time by giving written notice of his resignation to the president or to the secretary, and acceptance of such resignation shall not be necessary to make it effective, unless the notice so provides. Any vacancy occurring in any office, the election or appointment to which is made by the board of directors, shall be filled by the board of directors. Any vacarcy occurring in any office of the corporation may be filled by the president for the unexpired portion of the term.

     5.9. Compensation: Officers shall receive such compensation for their services as may be authorized or ratified by the board of directors. Election or appointment of an officer shall not of itself create a contract right to compensation for services performed as such officer.

                                   ARTICLE VI

                                      Stock

     6.1 Certificates: Certificates representing sharss of the capital stock of the corporation shall be in such form as may be approved by the board of directors and shall be signed by the president or any vice president and by the secretary or an assistant secretary. All certif icates shall be consecutively numbered and the names of the owners, the number of the shares and the date of issue shall be entered on the books of the corporation. Each certificate representing shares shall state upon its face (a) that the corporation is organized under the laws of the State of Colorado, (b) the name of the person to whom issued, (c) the number of shares which the certificate represents, (d) the par value, if any, of each share represented by the certificate, and (e) any restriction placed upon the transfer of the shares represented by the certificate.

     6.2 Facsimile Signature: When a certificate is signed (1) by a transfer agent other than the corporation or its employee, or (2) by a registrar other than the corporation or its employee, any other signature on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed, or whose facsimile signature or signatures have been placed upon, any certificate, shall cease to be such officer, transfer agent, or registrar, whether because of death, resignation or otherwise, before the certificate is issued by the corporation, it may nevertheless be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

     6.3. Transfers of Stock: Transfers of shares shall be made on the books of the corporation only upon presentation of the certificate or certificates representing such shares properly endorsed by the person or persons appearing upon the face of such certificate to be the owner, or accompanied by a proper transfer or assignment separate from the certificate, except as may otherwise be expressly provided by the statutes of the State of Colorado or by order of a court of competent jurisdiction. The officers or transfer agents of the corporation may, in their discretion, require a signature guaranty before making any transfer. The corporation shall be entitled to treat the person in whose name any shares of stock are registered on its books as the owner of those shares for all purposes, and shall not be bound to recognize any equitable or other claim or interest in the shares on the part of any other person, whether or not the corporation shall have notice of such claim or interest.

                                   ARTICLE VII

                                  Miscellaneous

     7.1 Corporate Seal: The board of directors may adopt a seal which shall be circular in form and shall bear the name of the corporation and the words "SEAL" and "COLORADO" which, when adopted, shall constitute the corporate seal of the corporation. The seal may be used by causing it or a facsimile thereof to be impressed, affixed, manually reproduced, or rubber stamped with indelible ink.

     7.2 Fiscal Year: The board of directors may, by resolution, adopt a fiscal year for this corporation.

     7.3 Amendment to Bylaws: These bylaws may at any time and from time to time be amended, supplemented or repealed by the board of directors.