Form 10QSB
period 2000-03-31
CARDIFF INTERNATIONAL INC
filed 2000-05-15
CIK 811222

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

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

                              None; not applicable.
                                   -----------
          (Former Name or Former Address, if changed since last Report)


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

                               March 31, 2000
                                    675,290




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The accompanying financial statements have been reviewed by an independant certified public accountant. A copy of the review report is attached hereto and incorporated herein by this reference. See Item 6.

                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                      March 31, 2000 and September 30, 1999

                                               3/31/00                9/30/99
                                           ----------------    -----------------
                                            [Unaudited]

                                     ASSETS
Assets:

     Cash                                 $               0      $             0
     Total Assets                         $               0      $             0

                                           ================       ==============

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:

      Loans from stockholders             $          20,384      $        14,470
      Accounts Payable                                    0                1,000
                                           ----------------       --------------
          Total Liabilities                          20,384               15,470
                                           ================       ==============

Stockholders' Equity:
     Common Stock, no par value;
          authorized 30,000,000 shares;
          issued and outstanding
          675,290 shares                            320,314              320,314
     Paid-in Capital                                225,345              225,345
     Accumulated Deficit                           (566,043)            (561,129)
     Total Stockholders' Deficit                    (20,384)            (15,470)
                                           ----------------       --------------
          Total Liabilities and
          Stockholders Defecit            $               0      $             0
                                           ================       ==============



                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended March 31, 2000 and 1999

                                               Three Months         Three Months           Six Months           Six Months
                                                   Ended                Ended                 Ended                Ended
                                                  3/31/00              3/31/99               3/31/00              3/31/99
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                 0   $                 0   $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                    0                     0                   0

OPERATING EXPENSES
     Office Expenses                                       577                1,282                 4,809               1,282
     Professional Fees                                     105                    0                     0                   0
     Stock Expense                                           0                    0                     0                 125
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                   682                1,282                 4,809               1,407
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $              (682) $            (1,282)  $            (4,809)             (1,407)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                    0                     0                   0

NET LOSS                                                  (682)              (1,282)               (4,809)             (1,407)

LOSS PER SHARE                             $             (0.01) $             (0.01) $              (0.01)              (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                          675,000              425,000               675,000             425,000
                                             ==================   ==================     ==================   ================


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
        For the Three and Six Month Periods Ended March 31, 2000 and 1999


                                                        Three Months        Three Months        Six Months        Six Months
                                                           Ended                Ended              Ended              Ended
                                                          3/31/00              3/31/99            3/31/00            3/31/00
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $             (682)   $         (1,282)  $         (4,809)           (1,407)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in Accounts Payable                           0                   0                  0               125
   Increase/(Decrease) in loans from shareholder                   682               1,282              1,809             1,282
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $                0    $              0   $          3,000                 0
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0                  0                 0

      Beginning Cash Balance                                         0                   0                  0                 0

      Ending Cash Balance                           $                0    $              0   $              0                 0
                                                      =================      ===============    ==============   ===============





                          CARDIFF INTERNATIONAL, INC.
                         Notes to Financial Statements
                                 March 31, 2000


NOTE 1  Condensed Financial Statements
--------------------------------------

     The financial statements included herein have been prepared by Cardiff International, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Cardiff International, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 1999 audited financial statements and the accompanying notes thereto.

     While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Cardiff International, Inc. later in the year.

     The management of Cardiff International, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

NOTE 2  Basis of Presentation - Going Concern
---------------------------------------------

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management is attempting to raise additional capital.

     In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

     Management is in the process of atempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2000, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 2000, or since approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $682, stemming from general, administrative and accounting expenses.

Liquidity

     At March 31, 2000, the Company had total current assets of $0 and total liabilities of $20,384.

Year 2000.

     The Company did not experience any problems associated with the change of year to the year 2000. However, the possiblity exists that the Company may merge with or acquire a business that has been or will continue to be negatively affected by the "Y2K" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Comnpany identifies a merger or acquisition target.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

     None; not applicable.

Item 2.Changes in Securities.

     None; not applicable.

Item 3.Defaults Upon Senior  Securities.

     None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.Other Information.

     None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

        Exhibit                                 Type
        -------                                 ----

        Letter regarding unaudited interim
        financial information                   15

        Financial Data Schedule*                27

(b)Reports on Form 8-K.

     None; Not Applicable.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CARDIFF INTERNATIONAL, INC.



Date: 5-8-00                By/S/ Charles Calello
                            Charles Calello, President and Director



Date: 5-8-00                By/S/ Kathleen Morrison
                            Kathleen Morrison, Secretary and Director