Form 10KSB
period 2000-09-30
CARDIFF INTERNATIONAL INC
filed 2001-01-08
CIK 811222

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended September 30, 2000
                               -----------------

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

                                       N/A
                                   -----------
          (Former Name or Former Address, if changed since last Report)

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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
                            September 30, 2000 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     January 1, 2001 - 0. There are approximately 110,000 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past three years, and there is no par value for the Company's common stock, the Company considers the value of its shares of common stock to be $0. If the Company had a par value for its common stock, the aforementioned shares would be valued at par.

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

                                 January 1, 2001
                                     675,290

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company's common stock was previously listed on the OTC-BB under the symbol "UAMI". However, there is currently no market nor has there been a market for the Company's common stock since June 1996. The Company has recently applied for a trading symbol with the NASD in order for the Company to obtain a listing on the OTC-Bulletin Board. The Company is currently in a comment period with the NASD, however, there is no guarantee a listing will be approved.


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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of September 30, 2000, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

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

     At  September 30, 2000, the Company  had no assets.

     During the fiscal year ended September 30, 2000, the Company had a net loss of $4,492. The Company has received no revenues in either of its two most recent fiscal years.

Liquidity.
---------

     During the fiscal years ended September 30, 2000 and 1999, a shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $4,492 and $8,217, respectively. The unsecured loan bears no interest and is due on demand.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          September 30, 2000 and 1999

          Independent Auditors' Report

          Balance Sheet - September 30, 2000

          Balance Sheet - September 30, 1999

          Statements of Operations for the years ended
          September 30, 2000 and 1999

          Statements of changes in Stockholders' (Deficit) from September 30, 1998 through Septemer 30, 2000

          Statements of Cash Flows for the years ended
          September 30, 2000 and 1999

          Notes to the Financial Statements



                          INDEX TO FINANCIAL STATEMENTS

                           CARDIFF INTERNATIONAL, INC.


                              FINANCIAL STATEMENTS

                                      With

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           September 30, 2000 and 1999








Report of Independent Certified Public Accountants                    F-2


     Financial Statements:

     Balance Sheets                                                   F-3 & F-4

     Statements of Operations                                         F-5

     Statement of Changes in Stockholders' (Deficit)                  F-6

     Statements of Cash Flows                                         F-7

     Notes to Financial Statements                                    F-8



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Cardiff International, Inc.
Salt Lake City, UT  84117

     We have audited the accompanying balance sheets of Cardiff International, Inc. as of September 30, 2000 and 1999, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Cardiff International, Inc. as of September 30, 2000 and 1999, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


                                               Schumacher & Associates, Inc.
                                               Certified Public Accountants
                                               2525 Fifteenth Street, Suite 3H
                                               Denver, Colorado  80211

December 11, 2000




                           CARDIFF INTERNATIONAL, INC.

                                  BALANCE SHEET

                               September 30, 2000


                                     ASSETS
                                     ------




Current Assets:                                                     $        -
                                                                     ----------
     TOTAL ASSETS                                                   $        -
                                                                     ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                               $    2,275
     Accounts payable, stockhor                                         17,687
                                                                     ----------
          Total Current Liabilit                                        19,962
                                                                     ----------
                              TOTAL LIABILITIES                         19,962
                                                                     ----------

Stockholders' (Deficit):
     Common Stock, no par value
     30,000,000 shares authorized
     300,000 shares issued and outstanding                             320,314
     Additional paid-in capital                                        225,345
     Accumulated (deficit)                                            (556,621)
                                                                     ----------
TOTAL STOCKHOLDERS' (DEFICIT)                                          (19,962)
                                                                     ----------
TOTAL LIABILITES AND STOCKHOLDERS' (DEFICIT)                       $         -
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






                          CARDIFFF INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS







                                                 Years Ended
                                                 September 30,

                                                 2000            1999


Revenue ................................     $     --         $    --
                                              ----------      ----------

Expenses:
       Stock issued for services .......            -              375
       Other ...........................         4,429           7,842
                                              ----------      ----------
        Total ..........................         4,429           8,217
                                              ----------      ----------
Net (Loss) .............................    $   (4,429)       $ (8,217)
                                              ==========      ==========
(Loss) Per Share .......................    $     (.01)       $   (.01)


Weighted Average Shares Outstanding ....       675,000         675,000
                                              ==========      ==========



    The accompanying notes are an integral part of the financial statements.



                           CARDIFF INTERNATIONAL , INC



                 STATEMENT OF CHANGES OF STOCKHOLDERS' (DEFICT)


               From September 30, 1998 through September 30, 2000





                         Common Stock       Additional Paid-In  Accumulated
                  No./Shares       Amount         Capital         Deficit         Total
                  ----------       ------         -------         -------         -----

  Balance at
 September 30,
     1998          300,000        $ 319,939       $225,345      $(552,227)       $ (6,943)

Common Stock
   Issued          375,000              375           -               -               375

  Net (Loss)
 For the year
     Ended
 September 30,
     1999              -              -               -           (8,217)          (8,217)
                    -------         -------         -------        -------        -------
  Balance at
 September 30,
     1999           675,000         320,314         225,345       (561,129)       (15,470)

  Net Loss for
   The year
     ended
 September 30,
     2000              -              -               -            (4,492)         (4,492)
                    -------         -------                       -------         -------
  Balance at
 September 30,
     1999
                    675,000       $ 320,314       $ 225,345     $(565,621)      $ (19,962)
                    =======       =========       =========     ==========      ==========


    The accompanying notes are an integral part of the financial statements.




                           CARDIFF INTERNATIONAL, INC.


                            STATEMENTS OF CASH FLOWS




                                                         Years Ended September 30,

                                                          2000             1999
                                                          ----             ----

Cash Flows Operating Activities:
     Net (loss)                                     $   (4,492)      $   (8,217)
     Stock issued for services                              -               375
     Increase (decrease) in accounts payable             1,275             (628)
                                                     ---------        ---------
Net Cash (used in) Operating Activities                 (3,217)          (8,470)
                                                     ---------        ---------
Cash Flows from Investing Activities                         -                -
                                                     ---------        ---------
Cash Flows from Financing Activity:                          -                -
                                                     ---------        ---------
Increase in Cash
                                                             -                -
Cash, Beginning of Year                                      -

Cash, Beginning of Year                                      -                -
                                                     ---------        ---------
Cash End of Year                                    $        -      $         -
                                                     =========        =========
Interest Paid                                       $        -      $         -
                                                     =========        =========
Income Taxes Paid                                   $        -      $         -
                                                     =========        =========



    The accompanying notes are an integral part of the financial statements.

                           CARDIFF INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999


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

                           September 30, 2000 and 1999







(4)  Income Taxes
     ------------

          The Company has net operating loss carryovers of approximately $561,000 but due to the change in ownership of the Company, the loss carryovers have been, in all material respects, eliminated.

(5)  Stock Split
     -----------

          During the year ended September 30, 1998 the Company effected a one for 1000 reverse stock split. All references to common stock have been retroactively changed to give effect to the reverse stock split.

(6)  Related Party Transactions
     --------------------------

          As of September 30, 1999 the Company had outstanding accounts payable to stockholders totaling $17,687. The balance payable is uncollateralized, bears no interest and has no written repayment terms.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                                Secur-
                                                ities         All
Name and   Year or               Other   Rest-  Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricted lying   Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock  Options outs  ensat'n
-----------------------------------------------------------------
Charles J.
Calello        9/30/00    0     0     0     0      0     0   0
President,     9/30/99    0     0     0     0      0     0   0
Director       9/30/98    0     0     0  125,000*  0     0   0


Kathleen L.
Morrison       9/30/00    0     0     0     0      0     0   0
Secretary,     9/30/99    0     0     0     0      0     0   0
Director       9/30/98    0     0     0     0      0     0   0


Clay Calello   9/30/00    0     0     0     0      0     0   0
Vice President 9/30/99    0     0     0     0      0     0   0
and Director   9/30/98    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending September 30, 2000, 1999, or 1998, or the period ending on the date of this Report. Mr. Charles Calello, President and Director was issued 125,000 shares of the Company's "Restricted" common stock on December 15, 1998.

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

Reports on Form 8-K
-------------------

     None; Not Applicable.

Exhibits
--------

Exhibit
Number               Description
------               -----------

 27                 Financial Data Schedule

DOCUMENTS INCORPORATED BY REFERENCE

 None; Not Applicable.

     *Summaries of all exhibits contained in this Report are modiified in their entirety by reference to these Exhibits.


                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARDIFF INTERNATIONAL, INC.



Date:  1-6-00                          By/S/Charles Calello
                                       Charles Calello
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        CARDIFF INTERNATIONAL, INC.



Date:  1-6-00                           By/S/Charles Calello
                                        Charles Calello
                                        President and Director



Date:  1-4-00                           By/S/Kathleen Morrison
                                        Kathleen Morrison
                                        Secretary and Director