Form 10QSB
period 2000-12-31
CARDIFF INTERNATIONAL INC
filed 2001-02-05
CIK 811222

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000

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

                               December 31, 2000
                                    675,290




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                                      INDEX


                                                                                          Page

Number

Part I.           Financial Information

        Item I.           Financial Statements

                           Review Report of Independent Certified
                             Public Accountant                                             2

                           Balance Sheets as of December 31, 2000
                             and September 30, 2000                                        3

                           Statements of Operations, Three Months
                             Ended December 31, 2000 and 1999                              4

                           Statements of Cash Flows, Three Months
                             Ended December 31, 2000 and 1999                              5

                           Notes to Financial Statements                                   6

         Item 2.           Management's Discussion and Analysis of
                             Financial Conditions and Results of
                             Operations                                                    7

Part II.  Other Information                                                                8

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Cardiff International, Inc.
Salt Lake City, UT 84117

     We have reviewed the accompanying balance sheet of Cardiff International, Inc. as of December 31, 2000, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cardiff International, Inc.

     A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

     As discussed in the notes to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




                                                 Schumacher & Associates, Inc.
                                                 Certified Public Accountants
                                                 2525 Fifteenth Street, Suite 3H
                                                 Denver, Colorado 80211
February 1, 2001


                        Cardiff International, Inc.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                               December 31     September 30
                                                   2000           1999
                                              ------------     -----------

Current Assets                                $         -      $        -
                                              -----------      ----------
  Total Current Assets                                  -               -

  Total Assets                                $         -      $        -
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                               1,750           2,275
     Accounts payable, stockholder                 18,257          17,687
                                              -----------      ----------
  Total Current Liabilities                        20,007          19,962
                                              -----------      ----------

Stockholders' (Deficit):
 Common Stock, no par value,
     30,000,000 shares authorized
     675,290 shares issued and
     outstanding                                  320,314         320,314
Additional paid-in capital                        225,345         225,345
Accumulated (deficit)                            (565,666)       (565,621)
                                              -----------      ----------
Total Stockholders' (Deficit)                     (20,007)        (19,962)
                                              -----------      ----------

Total Liabilities and Stockholders'
 (Deficit)                                    $         -      $        -
                                              ===========      ==========






The accompanying notes are an integral part of the financial statements.




                          Cardiff International, Inc.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                   Three Months Ended

                                                December 31,   December 31,
                                                   2000            1999



Revenues                                       $           -    $          -
                                               -------------     -----------

Operating Expenses:
     General and administrative expenses                  45           4,232
                                               -------------     -----------
       Total Operating Expenses                           45           4,232
                                               -------------     -----------

Net Loss                                       $         (45)    $    (4,232)
                                               -------------     -----------

Per Share                                      $         nil     $      (.01)
                                               =============     ===========

Weighted Average Number of Shares Outstanding        675,290         675,290
                                               =============     ===========






















The accompanying notes are an integral part of the financial statements.


                          Cardiff International, Inc.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                   Three Months Ended

                                             December 31,        December 31
                                                2000                1999



Cash Flows from Operating Activities:
     Net (loss)                              $       (45)      $   (4,232)
     Adjustments to reconcile net loss
      to net cash used in operating
      activities:
       Increase (decrease) in accounts
        payable                                     (525)               -
       Increase in accounts payable,
        stockholder                                  570            4,232
                                             -----------       ----------
  Net Cash (Used in) Operating Activities              -                -
                                             -----------       ----------

Cash Flows from Investing Activities:        -----------       ----------
                                                       -                -
                                             -----------       ----------

Cash Flows from Financing Activities:        -----------       ----------
                                                       -                -
                                             -----------       ----------

Increase in Cash                                       -                -

Cash, Beginning of Period                              -                -
                                             -----------       ----------
Cash, End of Period                          $         -       $        -
                                             ===========       ==========
Interest Paid                                $         -       $        -
                                             ===========       ==========
Income Taxes Paid                            $         -       $        -
                                             ===========       ==========










The accompanying notes are an integral part of the financial statements.

                         Cardiff International, Inc.

                        NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000 (Unaudited)


(1)   Condensed Financial Statements

     The financial statements included herein have been prepared by Cardiff International, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Cardiff International, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Cardiff International, Inc. later in the year.

     The management of Cardiff International, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)  Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

     In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

     Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

                                   ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Cardiff International, Inc. (the "Company") was organized as a Colorado corporation on October 14, 1986, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

     The Company generated no revenues during the quarter ended December 31, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At December 31, 2000, the Company had no material commitments for capital expenditures.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 2000, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended December 31, 2000, or since approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $45, stemming from general, administrative and accounting expenses.

Liquidity

     At December 31, 2000, the Company had total current assets of $0 and total liabilities of $20,007.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

     None; not applicable.

Item 2.Changes in Securities.

     None; not applicable

Item 3.Defaults Upon Senior  Securities.

     None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

     See Item 2, above.

Item 5.Other Information.

     None; not applicable

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

                                  CARDIFF INTERNATIONAL, INC.




Date:  2-5-01               By/S/Kathleen Morrison
                            Kathleen Morrison, Secretary and Director