Form 10QSB
period 2001-03-31
CARDIFF INTERNATIONAL INC
filed 2001-05-14
CIK 811222

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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

                               March 31, 2001
                                    675,290




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

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board ofDirectors
Cardiff International, Inc.
Salt Lake City, UT  84117

     We have reviewed the accompanying balance sheet of Cardiff International, Inc. as of march 31, 2001, and the related statements of operations and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cardiff International, Inc.

     A review of interim financial statements consists of principally of inquiries of Company personnel responsible for financial matters and analytical procedurees applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express duch an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

     As discussed in the notes to the financial statements, certain conditions indicate that the Comany may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



                                        Schumacher & Associates
                                        Certified Public Accountants
                                        2525 Fifteenth Street, Suite 3H
                                        Denver, Colorado 80211

May 9, 2001


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                      March 31, 2001 and September 30, 2000

                                               3/31/01                9/30/00
                                           ----------------    -----------------
                                            [Unaudited]

                                     ASSETS
Assets:

     Cash                                 $               0      $             0
     Total Assets                         $               0      $             0

                                           ================       ==============

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:

      Loans from stockholders             $          20,007      $        17,687
      Accounts Payable                                  500                2,275
                                           ----------------       --------------
          Total Liabilities                          20,507               19,962
                                           ================       ==============

Stockholders' Equity:
     Common Stock, no par value;
          authorized 30,000,000 shares;
          issued and outstanding
          675,290 shares                            320,314              320,314
     Paid-in Capital                                225,345              225,345
     Accumulated Deficit                           (565,667)            (565,621)
     Total Stockholders' Deficit                    (20,507)            (19,962)
                                           ----------------       --------------
          Total Liabilities and
          Stockholders Defecit            $               0      $             0
                                           ================       ==============



                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended March 31, 2001 and 2000

                                               Three Months         Three Months           Six Months           Six Months
                                                   Ended                Ended                 Ended                Ended
                                                  3/31/01              3/31/00               3/31/01              3/31/00
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                 0   $                 0   $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                    0                     0                   0

OPERATING EXPENSES
     Office Expenses                                         0                  577                    45               2,359
     Professional Fees                                     500                  105                   500               2,450
     Stock Expense                                           0                    0                     0                   0
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                   500                  682                    545              4,809
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $              (500) $              (682)  $              (545)             (4,809)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                    0                     0                   0

NET LOSS                                                  (500)                (682)                 (545)             (4,809)

LOSS PER SHARE                             $              (nil) $              (nil) $               (nil)              (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                          675,290              675,290               675,290             675,290
                                             ==================   ==================     ==================   ================


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
        For the Three and Six Month Periods Ended March 31, 2001 and 2000


                                                             Six Months        Six Months
                                                                Ended              Ended
                                                              3/31/01            3/31/00
                                                         ----------------    ---------------
                                                            [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                           $         (545)           (4,809)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in Accounts Payable                   (1,775)                0
   Increase/(Decrease) in loans from shareholder              2,320             4,809
                                                        --------------    --------------
      Net Cash Used For Operating Activities         $            0                 0
                                                        ==============   ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                        0                 0

      Beginning Cash Balance                                      0                 0

      Ending Cash Balance                            $            0                 0
                                                       ==============   ===============





                          CARDIFF INTERNATIONAL, INC.
                         Notes to Financial Statements
                                 March 31, 2001


NOTE 1  Condensed Financial Statements
--------------------------------------

     The financial statements included herein have been prepared by Cardiff International, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Cardiff International, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in perparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Cardiff International, Inc. later in the year.

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2001, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 2001, or since approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $500, stemming from general, administrative and accounting expenses.

Liquidity

     At March 31, 2001, the Company had total current assets of $0 and total liabilities of $20,507.

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

                                  CARDIFF INTERNATIONAL, INC.



Date: 5-9-01                By/S/ Charles Calello
                            Charles Calello, President and Director



Date: 5-9-01                By/S/ Kathleen Morrison
                            Kathleen Morrison, Secretary and Director