Form 10QSB
period 2001-06-30
CARDIFF INTERNATIONAL INC
filed 2001-08-14
CIK 811222

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

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

                               August 8, 2001
                                    675,290




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

                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                      June 30, 2001 and September 30, 2000

                                               6/30/01                9/30/00
                                           ----------------    -----------------
                                            [Unaudited]

                                     ASSETS
Assets:

     Cash                                 $               0      $             0
     Total Assets                         $               0      $             0

                                           ================       ==============

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:

      Loans from stockholders             $          20,507      $        17,687
      Accounts Payable                                  500                2,275
                                           ----------------       --------------
          Total Liabilities                          21,007               19,962
                                           ================       ==============

Stockholders' Equity:
     Common Stock, no par value;
          authorized 30,000,000 shares;
          issued and outstanding
          675,290 shares                            320,314              320,314
     Paid-in Capital                                225,345              225,345
     Accumulated Deficit                           (566,166)            (565,621)
     Total Stockholders' Deficit                    (21,007)            (19,962)
                                           ----------------       --------------
          Total Liabilities and
          Stockholders Defecit            $               0      $             0
                                           ================       ==============



                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Month Periods Ended June 30, 2001 and 2000

                                               Three Months         Three Months           Nine Months          Nine Months
                                                   Ended                Ended                 Ended                Ended
                                                  6/30/01              6/30/00               6/30/01              6/30/00
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                 0   $                 0   $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                    0                     0                   0

OPERATING EXPENSES
     Office Expenses                                         0                    0                    45               2,359
     Professional Fees                                     500                    0                 1,000               2,450
     Stock Expense                                           0                    0                     0                   0
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                   500                    0                 1,045               4,809
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $              (500) $                (0)  $            (1,045)             (4,809)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                    0                     0                   0

NET LOSS                                                  (500)                   0                (1,045)             (4,809)

LOSS PER SHARE                             $             (0.01) $             (0.01) $              (0.01)              (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                          675,290              675,290               675,290             675,290
                                             ==================   ==================     ==================   ================


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
        For the Three and Nine Month Periods Ended June 30, 2001 and 2000


                                                        Three Months        Three Months        Nine Months       Nine Months
                                                           Ended                Ended              Ended             Ended
                                                          6/30/01              6/30/00            6/30/01           6/30/00
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $             (500)   $             (0)  $         (1,045)           (4,809)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in Accounts Payable                           0                   0             (1,775)                0
   Increase/(Decrease) in loans from shareholder                   500                   0              2,820             4.809
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $                0    $              0   $              0                 0
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0                  0                 0

      Beginning Cash Balance                                         0                   0                  0                 0

      Ending Cash Balance                           $                0    $              0   $              0                 0
                                                      =================      ===============    ==============   ===============





                          CARDIFF INTERNATIONAL, INC.
                         Notes to Financial Statements
                                 June 30, 2001


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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2001, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended June 30, 2001, or since approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $500, stemming from general, administrative and accounting expenses.

Liquidity

     At June 30, 2001, the Company had total current assets of $0 and total liabilities of $21,007.


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

                                  CARDIFF INTERNATIONAL, INC.



Date:  8-13-00              By/S/Charles Calello
                            Charles Calello, President and Director



Date:  8-13-00              By/S/Kathleen Morrison
                            Kathleen Morrison, Secretary and Director