Form 10KSB
period 2001-09-30
CARDIFF INTERNATIONAL INC
filed 2001-12-24
CIK 811222

10KSB
                    ANNUAL REPORT FOR THE YEAR ENDING 9/30/01

                    U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended September 30, 2001
                               -----------------

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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
                            September 30, 2001 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 20, 2001 - 0. There are approximately 110,000 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past three years, and there is no par value for the Company's common stock, the Company considers the value of its shares of common stock to be $0. If the Company had a par value for its common stock, the aforementioned shares would be valued at par.

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

                                 December 20, 2001
                                     675,290

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

     At  September 30, 2001, the Company  had no assets.

     During the fiscal year ended September 30, 2001, the Company had a net loss of $4,191. The Company has received no revenues in either of its two most recent fiscal years.

Liquidity.
---------

     During the fiscal years ended September 30, 2001 and 2000, a shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $4,191 and $4,492, respectively. The unsecured loan bears no interest and is due on demand.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          September 30, 2001 and 2000

          Independent Auditors' Report

          Balance Sheet - September 30, 2001

          Balance Sheet - September 30, 2000

          Statements of Operations for the years ended
          September 30, 2001 and 2000 and for the period from June 19, 1996 (date of reinstatement) through September 30, 2001.

          Statements of changes in Stockholders' (Deficit) from September 30, 1996 through September 30, 2001

          Statements of Cash Flows for the years ended
          September 30, 2001 and 2000 and for the period from June 19, 1996 (date of reinstatement) through September 30, 2001

          Notes to the Financial Statements



                          INDEX TO FINANCIAL STATEMENTS

                           CARDIFF INTERNATIONAL, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                      With

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           September 30, 2001 and 2000








Report of Independent Certified Public Accountants                    F-2


     Financial Statements:

     Balance Sheets                                                   F-3

     Statements of Operations                                         F-4

     Statement of Changes in Stockholders' (Deficit)                  F-5

     Statements of Cash Flows                                         F-6

     Notes to Financial Statements                                    F-7



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Cardiff International, Inc.
Salt Lake City, UT  84117

     We have audited the accompanying balance sheets of Cardiff International, Inc. as of September 30, 2001 and 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Cardiff International, Inc. (A Development Stage Company) as of September 30, 2001 and 2000, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

November 19, 2001




                           CARDIFF INTERNATIONAL, INC.
                         (A Development Stage Company)

                                  BALANCE SHEET

                               September 30, 2001


                                     ASSETS
                                     ------




Current Assets:                                                     $        -
                                                                     ----------
     TOTAL ASSETS                                                   $        -
                                                                     ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                               $    2,250
     Accounts payable, stockholder                                      21,903
                                                                     ----------
          Total Current Liabilities                                     24,153
                                                                     ----------
                              TOTAL LIABILITIES                         24,153
                                                                     ----------

Stockholders' (Deficit):
     Common Stock, no par value
     30,000,000 shares authorized
     675,000 shares issued and outstanding                             320,314
     Additional paid-in capital                                        225,345
     Accumulated (deficit)                                            (559,821)
                                                                     ----------
TOTAL STOCKHOLDERS' (DEFICIT)                                          (24,153)
                                                                     ----------
TOTAL LIABILITES AND STOCKHOLDERS' (DEFICIT)                       $         -
                                                                     ==========


    The accompanying notes are an integral part of the financial statements.





                           CARDIFF INTERNATIONAL, INC.
                         (A development Stage Company)

                                  BALANCE SHEET

                               September 30, 2000


                                     ASSETS






Current Assets:                                                     $        -
                                                                     ----------
TOTAL ASSETS                                                        $        -
                                                                     ==========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                               $    2,275
     Accounts payable, stockholders                                     17,687
                                                                     ----------
          Total Current Liabilities                                     19,962
                                                                     ----------
                            TOTAL LIABILITIES                           19,962
                                                                     ----------

Stockholders' (Deficit):
     Common Stock, no par value
     30,000,000 shares authorized
     675,000 shares issued and outstanding                             320,314
     Additional paid-in capital                                        225,345
     Accumulated (deficit)                                            (565,612)
                                                                     ----------
TOTAL STOCKHOLDERS' (DEFICIT)                                          (19,962)
                                                                     ----------
TOTAL LIABILITES AND STOCKHOLDERS' (DEFICIT)                       $         -
                                                                     ==========


    The accompanying notes are an integral part of the financial statements.






                          CARDIFFF INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS




                                                                              For the period
                                                                               from June 19
                                                                               1996 (date of
                                                      Years Ended             reinstatement)
                                                      September 30,              through
                                                                               September 20,
                                                 2001            2000             2001

Revenue ................................     $     --         $    --        $    --
                                              ----------      ----------     ----------

Expenses:
       Accounting and auditing .........         3,250           3,200          6,450
       Stock Issued for Services .......             -               -            375
       Other ...........................           941           1,292         18,303
                                              ----------      ----------     ----------
        Total ..........................         4,191           4,492         25,128
                                              ----------      ----------     ----------
Net (Loss) .............................    $   (4,191)       $ (4,492)      $(25,128)
                                              ==========      ==========     ==========
(Loss) Per Share .......................    $     (.01)       $   (.01)      $   (.05)


Weighted Average Shares Outstanding ....       675,000         675,000        461,500
                                              ==========      ==========     =========



    The accompanying notes are an integral part of the financial statements.



                           CARDIFF INTERNATIONAL , INC
                         (A Development Stage Company)


                 STATEMENT OF CHANGES OF STOCKHOLDERS' (DEFICT)

               From September 30, 1996 through September 30, 2001




                                                Additional
                                Common Stock      Paid-In       Accumulated
                  No./Shares       Amount         Capital         Deficit         Total
                  ----------       ------         -------         -------         -----

  Balance at
 September 30,
     1996          144,000        $ 319,783       $223,401      $(544,684)       $ (1,500)

Common Stock
   Issued          156,000              156          1,944              -           2,100

  Net (Loss)
 For the year
     Ended
 September 30,
     1997              -              -               -           (7,543)          (7,543)
                    -------         -------         -------        -------        -------

Balance at
September 30,
   1997            300,000          319,939        225,345      (552,912)          (6,943)

Net (Loss) for
Year ended
September 30,
   1998                -               -               -            (685)            (685)
                    -------         -------         -------       -------         -------

Balance at
September 30,
   1998            300,000          319,939        225,345      (552,912)          (7,628)

Common stock
   issued          375,000              375            -             -                375

Net (Loss) for
Year ended
September 30,
   1999               -                -               -          (8,217)          (8,217)
                    -------         -------         -------       -------          -------

 Balance at
 September 30,
     1999           675,000         320,314         225,345       (561,129)       (15,470)

  Net Loss for
   The year
     ended
 September 30,
     2000              -              -               -            (4,492)         (4,492)
                    -------         -------         -------        -------         -------
  Balance at
 September 30,
     2000
                    675,000       $ 320,314       $ 225,345     $(565,621)      $ (19,962)

Net Loss) for
the year ended
September 30,
   2001                -               -              -            (4,191)         (4,191)
                    -------         -------         -------        -------         -------

Balance at
September 30,
   2001             675,000       $ 320,314       $ 225,345     $(569,812)      $ (24,153)
                    =======         =======         =======     ==========      ==========


    The accompanying notes are an integral part of the financial statements.




                           CARDIFF INTERNATIONAL, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS                                  For the period
                                                                                       from June 19,
                                                                                       1996 (date of
                                                                                       reinstatement)
                                                                                          through
                                                       Years Ended September 30,        September 30,
                                                          2001             2000             2001
                                                          ----             ----             ----

Cash Flows Operating Activities:
     Net (loss)                                     $   (4,191)      $   (4,492)     $    (25,128)
     Stock issued for services                              -                -                375
     Increase (decrease) in accounts payable               (25)           1,275               750
                                                     ---------        ---------          --------
Net Cash (used in) Operating Activities                 (4,216)          (3,217)          (24,003)
                                                     ---------        ---------          --------
Cash Flows from Investing Activities                         -                -                -
                                                     ---------        ---------          --------
Cash Flows from Financing Activity:
        Common Stock Issued and
        additional paid-in capital                           -                -             2,100
        Advances from related parties                    4,216            3,217            21,903
                                                     ---------        ---------          --------
Increase in Cash                                             -                -                -

Cash, Beginning of Year                                      -                -                -

Cash, Beginning of Year                                      -                -                -
                                                     ---------        ---------          --------
Cash End of Year                                    $        -      $         -      $         -
                                                     =========        =========          ========
Interest Paid                                       $        -      $         -      $         -
                                                     =========        =========          ========
Income Taxes Paid                                   $        -      $         -      $         -
                                                     =========        =========          ========



    The accompanying notes are an integral part of the financial statements.

                           CARDIFF INTERNATIONAL, INC.
                         (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000


(1)  Summary of Accounting Policies
     ------------------------------

          This summary of significant accounting policies of Cardiff International, Inc. (A Development Stage Company) (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a)  Organization and principles of Consolidation
          --------------------------------------------

               Cardiff International, Inc. (Company) was incorporated under the laws of Colorado on October 14, 1986. On June 19, 1995, the Company was reinstated as a corporation in Colorado.The Company is an inactive entity other than it is looking for a business combination candidate.

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

                           CARDIFF INTERNATIONAL, INC.
                         (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000



(3)  Income Taxes
     ------------

          The Company has net operating loss carryovers of approximately $569,000 but due to the change in ownership of the Company, the loss carryovers have been, in all material respects, eliminated.


(4)  Related Party Transactions
     --------------------------

          As of September 30, 2001 the Company had outstanding accounts payable to stockholders totaling $21,903. The balance payable is uncollateralized, bears no interest and has no written repayment terms.

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

     Kathleen L. Morrison, Director and Secretary. For the past 8 years, she has been the office manager for two persons, one of which is Jenson Services, Inc., which is a consultant to and a majority stockholder of the Company. For seven years, she was the editor of "Super Group" a vertical market computer magazine targeting HP3000 users. Mrs. Morrison received a B.A. degree from Colorado State University in 1978.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                                Secur-
                                                ities         All
Name and   Year or               Other   Rest-  Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricted lying   Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock  Options outs  ensat'n
-----------------------------------------------------------------

Charles J.     9/30/01    0     0     0     0      0     0   0
Calello        9/30/00    0     0     0     0      0     0   0
President,     9/30/99    0     0     0     0      0     0   0
Director       9/30/98    0     0     0  125,000*  0     0   0


Kathleen L.    9/30/01    0     0     0     0      0     0   0
Morrison       9/30/00    0     0     0     0      0     0   0
Secretary,     9/30/99    0     0     0     0      0     0   0
Director       9/30/98    0     0     0     0      0     0   0


Clay Calello   9/30/01    0     0     0     0      0     0   0
Vice           9/30/00    0     0     0     0      0     0   0
President and  9/30/99    0     0     0     0      0     0   0
Director       9/30/98    0     0     0     0      0     0   0



     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending September 30, 2001, 2000, 1999, or 1998, or the period ending on the date of this Report. Mr. Charles Calello, President and Director was issued 125,000 shares of the Company's "Restricted" common stock on December 15, 1998.

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

    None; Not Applicable.

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

                                       CARDIFF INTERNATIONAL, INC.



Date:  12-21-01                        By/S/Charles Calello
                                       Charles Calello
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        CARDIFF INTERNATIONAL, INC.



Date:  12-21-01                         By/S/Charles Calello
                                        Charles Calello
                                        President and Director



Date:  12-21-01                         By/S/Kathleen Morrison
                                        Kathleen Morrison
                                        Secretary and Director