Form 10QSB
period 2001-12-31
CARDIFF INTERNATIONAL INC
filed 2002-02-27
CIK 811222

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001

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

                               December 31, 2001
                                    675,290




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                                      INDEX


                                                                                          Page

Number

Part I.           Financial Information

        Item I.           Financial Statements

                           Review Report of Independent Certified
                             Public Accountant                                             2

                           Balance Sheets as of December 31, 2001
                             and September 30, 2001                                        3

                           Statements of Operations, Three Months
                             Ended December 31, 2001 and 2000                              4

                           Statements of Cash Flows, Three Months
                             Ended December 31, 2001 and 2000                              5

                           Notes to Financial Statements                                   6

         Item 2.           Management's Discussion and Analysis of
                             Financial Conditions and Results of
                             Operations                                                    7

Part II.  Other Information                                                                8

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Cardiff International, Inc.
Salt Lake City, UT 84117

     We have reviewed the accompanying balance sheet of Cardiff International, Inc. as of December 31, 2001, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cardiff International, Inc.

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




                                                 Schumacher & Associates, Inc.
                                                 Certified Public Accountants
                                                 2525 Fifteenth Street, Suite 3H
                                                 Denver, Colorado 80211
February 22, 2002


                        Cardiff International, Inc.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                               December 31     September 30
                                                   2001           2001
                                              ------------     -----------

Current Assets                                $         -      $        -
                                              -----------      ----------
  Total Current Assets                                  -               -

  Total Assets                                $         -      $        -
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                               1,750           2,250
     Accounts payable, stockholder                 22,409          21,903
                                              -----------      ----------
  Total Current Liabilities                        24,159          24,153
                                              -----------      ----------

Stockholders' (Deficit):
 Common Stock, no par value,
     30,000,000 shares authorized
     675,290 shares issued and
     outstanding                                  320,314         320,314
Additional paid-in capital                        225,345         225,345
Accumulated (deficit)                            (569,818)       (569,812)
                                              -----------      ----------
Total Stockholders' (Deficit)                     (24,159)        (24,153)
                                              -----------      ----------

Total Liabilities and Stockholders'
 (Deficit)                                    $         -      $        -
                                              ===========      ==========






The accompanying notes are an integral part of the financial statements.




                          Cardiff International, Inc.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                   Three Months Ended

                                                December 31,   December 31,
                                                   2001            2000



Revenues                                       $           -    $          -
                                               -------------     -----------

Operating Expenses:
     General and administrative expenses                   6              45
                                               -------------     -----------
       Total Operating Expenses                            6              45
                                               -------------     -----------

Net Loss                                       $          (6)    $       (45)
                                               -------------     -----------

Per Share                                      $         nil     $       nil
                                               =============     ===========

Weighted Average Number of Shares Outstanding        675,290         675,290
                                               =============     ===========






The accompanying notes are an integral part of the financial statements.


                          Cardiff International, Inc.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                   Three Months Ended

                                             December 31,        December 31
                                                2001               2000



Cash Flows from Operating Activities:
     Net (loss)                              $        (6)      $     (45)
     Adjustments to reconcile net loss
      to net cash used in operating
      activities:
       Increase (decrease) in accounts
        payable                                     (500)           (525)
       Increase in accounts payable,
        stockholder                                  506             570
                                             -----------       ----------
  Net Cash (Used in) Operating Activities              -                -
                                             -----------       ----------

Cash Flows from Investing Activities:        -----------       ----------
                                                       -                -
                                             -----------       ----------

Cash Flows from Financing Activities:        -----------       ----------
                                                       -                -
                                             -----------       ----------

Increase in Cash                                       -                -

Cash, Beginning of Period                              -                -
                                             -----------       ----------
Cash, End of Period                          $         -       $        -
                                             ===========       ==========
Interest Paid                                $         -       $        -
                                             ===========       ==========
Income Taxes Paid                            $         -       $        -
                                             ===========       ==========










The accompanying notes are an integral part of the financial statements.

                         Cardiff International, Inc.

                        NOTES TO FINANCIAL STATEMENTS
                        December 31, 2001 (Unaudited)


(1)   Condensed Financial Statements

     The financial statements included herein have been prepared by Cardiff International, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Cardiff International, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 2001 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Cardiff International, Inc. later in the year.

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

     The Company generated no revenues during the quarter ended December 31, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At December 31, 2001, the Company had no material commitments for capital expenditures.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 2001, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended December 31, 2001, or since approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $506, stemming from general, administrative and accounting expenses.

Liquidity

     At December 31, 2001, the Company had total current assets of $0 and total liabilities of $24,159.

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

                                  CARDIFF INTERNATIONAL, INC.




Date:  2-22-02               By/S/Kathleen Morrison
                             Kathleen Morrison, Secretary and Director