Form 10QSB
period 2002-03-31
CARDIFF INTERNATIONAL INC
filed 2002-04-23
CIK 811222

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

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

                               March 31, 2002
                                    675,290

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The accompanying financial statements have been reviewed by an independent certified public accountant.


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                      March 31, 2002 and September 30, 2001
                                  (Unaudited)

                                               3/31/02                9/30/01
                                           ----------------    -----------------
                                            [Unaudited]

                                     ASSETS
Assets:

     Cash                                 $               0      $             0
     Total Assets                         $               0      $             0

                                           ================       ==============

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:

      Loans from stockholders             $          24,165      $        21,903
      Accounts Payable                                  500                2,250
                                           ----------------       --------------
          Total Liabilities                          24,665               24,153
                                           ================       ==============

Stockholders' Equity:
     Common Stock, no par value;
          authorized 30,000,000 shares;
          issued and outstanding
          675,290 shares                            320,314              320,314
     Paid-in Capital                                225,345              225,345
     Accumulated Deficit                           (570,324)            (569,812)
     Total Stockholders' Deficit                    (24,665)             (24,153)
                                           ----------------       --------------
          Total Liabilities and
          Stockholders Deficit            $               0      $             0
                                           ================       ==============



                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended March 31, 2002 and 2001
                                  (Unaudited)

                                               Three Months         Three Months           Six Months           Six Months
                                                   Ended                Ended                 Ended                Ended
                                                  3/31/02              3/31/01               3/31/02              3/31/01
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                 0   $                 0   $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                    0                     0                   0

OPERATING EXPENSES
     Office Expenses                                         6                    0                     6                  45
     Professional Fees                                     500                  500                   502                 500
     Stock Expense                                           0                    0                     4                   0
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                   506                  500                   512                 545
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $              (506) $              (500)  $              (512)               (545)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                    0                     0                   0

NET LOSS                                                  (506)                (500)                 (512)             (1,795)

LOSS PER SHARE                             $             (0.01) $             (0.01) $              (0.01)              (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                          675,290              675,290               675,290             675,290
                                             ==================   ==================     ==================   ================


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
        For the Three and Six Month Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                     Six Months        Six Months
                                                                       Ended             Ended
                                                                      3/31/02            3/31/01
                                                                  ---------------    --------------
                                                                    [Unaudited]       [Unaudited]
 Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                        $          (512)    $        (500)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in Accounts Payable                                 (1,750)           (1,775)
   Increase/(Decrease) in loans from shareholder                            2,262             2,320
                                                                    -------------     --------------
      Net Cash Used For Operating Activities                      $             0     $           0
                                                                    =============     ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                                      0                 0

      Beginning Cash Balance                                                    0                 0

      Ending Cash Balance                                         $             0     $           0
                                                                    =============     ==============





                          CARDIFF INTERNATIONAL, INC.
                         Notes to Financial Statements
                                 March 31, 2002
                                  (Unaudited)

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

     The Company generated no reven8ues during the quarter ended March 31, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At March 31, 2002, the Company had no material commitments for capital expenditures.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2002, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Colorado, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $50,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 2002, or since approximately 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $506, stemming from general, administrative and accounting expenses.

Liquidity

     At March 31, 2002, the Company had total current assets of $0 and total liabilities of $24,665.

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

                                  CARDIFF INTERNATIONAL, INC.



Date:  4-23-02              By/S/Charles Calello
                            Charles Calello, President and Director



Date:  4-23-02              By/S/Charles Calello
                            Kathleen Morrison, Secretary and Director