Form 10QSB/A
period 2002-06-30
CARDIFF INTERNATIONAL INC
filed 2002-08-13
CIK 811222

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

                                  CARDIFF INTERNATIONAL, INC.



Date:  8-2-02               By/S/ Charles Calello
                            Charles Calello, President and Director



Date:  8-2-02               By/S/ Kathleen Morrison
                            Kathleen Morrison, Secretary, Treasurer and Director


CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF TEH SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly report of Cardiff Intenational, Inc. on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Comission on the date hereof (the "Report"), we Charles Calello, President and Director and Kathleen Morrison, Secretary, Treasurer and Director of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  8-13-02                          By/S/  Charles Calello
                                        Charles Calello, President and Director



Date:  8-13-02                          By/S/  Kathleen Morrison
                                        Secretary, Treasurer and Director