Form 10KSB
period 2002-09-30
CARDIFF INTERNATIONAL INC
filed 2002-12-17
CIK 811222

10KSB
                    ANNUAL REPORT FOR THE YEAR ENDING 9/30/02

                    U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended September 30, 2002
                               -----------------

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

                          4685 Highland Dr., Suite 202
                           Salt Lake City, Utah 84117
                           --------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 278-9424

                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                           --------------------------
          (Former Name or Former Address, if changed since last Report)

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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
                            September 30, 2002 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 12, 2002 - 0. There are approximately 110,000 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past three years, and there is no par value for the Company's common stock, the Company considers the value of its shares of common stock to be $0. If the Company had a par value for its common stock, the aforementioned shares would be valued at par.

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

                                 December 12, 2002
                                     675,290

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

Jenson Services, Inc.*    7/19/99        250,000                Services



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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company's common stock was previously listed on the OTC-BB under the symbol "UAMI". However, there is currently no market nor has there been a market for the Company's common stock since June 1996. The Company intends to apply for a trading symbol with the NASD in order for the Company to obtain a listing on the OTC-Bulletin Board. However, there is no guarantee a listing will be approved.


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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of September 30, 2002, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $50,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

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

     At  September 30, 2002, the Company  had no assets.

     During the fiscal year ended September 30, 2002, the Company had a net loss of $5,944. The Company has received no revenues in either of its two most recent fiscal years.

Liquidity.
---------

     During the fiscal years ended September 30, 2002 and 2001, a shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $4,490 and $4,191, respectively. The unsecured loan bears no interest and is due on demand.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          September 30, 2002 and 2001

          Index to Financial Statements

          Report of Independent Certified Public Accountants

          Balance Sheets - September 30, 2002 and 2001

          Statements of Operations for the years ended
          September 30, 2002 and 2001 and for the period from June 19, 1996 (date of reinstatement) through September 30, 2002.

          Statements of changes in Stockholders' (Deficit) from September 30, 1996 through September 30, 2002

          Statements of Cash Flows for the years ended
          September 30, 2002 and 2001 and for the period from June 19, 1996 (date of reinstatement) through September 30, 2002

          Notes to the Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                           CARDIFF INTERNATIONAL, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                      With

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           September 30, 2002 and 2001








       Report of Independent Certified Public Accountants ................ F-2

       Financial Statements:

       Balance Sheets .................................................... F-3,4

       Statements of Operations .......................................... F-5

       Statement of Changes in Stockholders' (Deficit) ................... F-6

       Statements of Cash Flows .......................................... F-7

       Notes to Financial Statements ..................................... F-8,9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






The Board of Directors
Cardiff International, Inc.
Salt Lake City, UT   84117

     We have audited the accompanying balance sheets of Cardiff International, Inc. (A Development Stage Company) as of September 30, 2002 and 2001, and the related statements of operations, stockholders'deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Cardiff International, Inc. (A Development Stage Company) as of September 30, 2002 and 2001, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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



Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211


December 10, 2002



                           CARDIFF INTERNATIONAL, INC.
                         (A development Stage Company)

                                  BALANCE SHEET

                               September 30, 2002


                                     ASSETS






Current Assets:                                                     $        -
                                                                     ----------
TOTAL ASSETS                                                        $        -
                                                                     ==========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                               $    1,850
     Accrued interest payable                                            1,454
     Accounts payable, stockholders                                     26,793
                                                                     ----------
          Total Current Liabilities                                     30,097
                                                                     ----------
                            TOTAL LIABILITIES                           30,097
                                                                     ----------

Stockholders' (Deficit):
     Common Stock, no par value
     30,000,000 shares authorized
     675,000 shares issued and outstanding
     Additional paid-in capital                                        545,659
     Accumulated (deficit)                                            (575,756)
                                                                     ----------
TOTAL STOCKHOLDERS' (DEFICIT)                                          (30,097)
                                                                     ----------
TOTAL LIABILITES AND STOCKHOLDERS' (DEFICIT)                       $         -
                                                                     ==========


    The accompanying notes are an integral part of the financial statements.




                           CARDIFF INTERNATIONAL, INC.
                         (A development Stage Company)

                                  BALANCE SHEET

                               September 30, 2001


                                     ASSETS






Current Assets:                                                     $        -
                                                                     ----------
TOTAL ASSETS                                                        $        -
                                                                     ==========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                               $    2,250
     Accrued interest payable                                                -
     Accounts payable, stockholders                                     21,903
                                                                     ----------
          Total Current Liabilities                                     24,153
                                                                     ----------
                            TOTAL LIABILITIES                           24,153
                                                                     ----------

Stockholders' (Deficit):
     Common Stock, no par value
     30,000,000 shares authorized
     675,000 shares issued and outstanding
     Additional paid-in capital                                        545,659
     Accumulated (deficit)                                            (569,812)
                                                                     ----------
TOTAL STOCKHOLDERS' (DEFICIT)                                          (24,153)
                                                                     ----------
TOTAL LIABILITES AND STOCKHOLDERS' (DEFICIT)                       $         -
                                                                     ==========


    The accompanying notes are an integral part of the financial statements.




                          CARDIFFF INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS




                                                                              For the period
                                                                               from June 19
                                                                               1996 (date of
                                                      Years Ended             reinstatement)
                                                      September 30,              through
                                                                               September 20,
                                                 2002            2001             2002

Revenue ................................     $     --         $    --        $    --
                                              ----------      ----------     ----------

Expenses:
       Accounting and auditing .........         3,650           3,250         10,100
       Legal Fees.......................           563               -              -
       Stock Issued for Services .......             -               -            375
       Other ...........................           277             941         18,580
                                              ----------      ----------     ----------
        Total ..........................         4,490           4,191         29,618
                                              ----------      ----------     ----------
Net (Loss) .............................    $   (4,490)       $ (4,191)      $(29,618)
                                              ----------      ----------     ----------
Other Expense
       Interest Expense ................    $   (1,454)              -         (1,454)
                                              ----------      ----------     ----------

Net (Loss) .............................    $   (5,944)       $   4,191      $(31,072

(Loss) Per Share .......................    $     (.01)       $   (.01)      $   (.06)

Weighted Average Shares Outstanding ....       675,000         675,000        492,000
                                              ==========      ==========     =========



    The accompanying notes are an integral part of the financial statements.



                           CARDIFF INTERNATIONAL , INC
                         (A Development Stage Company)


                 STATEMENT OF CHANGES OF STOCKHOLDERS' (DEFICT)

               From September 30, 1996 through September 30, 2002



                                                Accumulated
                                               Deficit during
                                Common Stock     Development
                  No./Shares       Amount          Stage          Total
                  ----------       ------         -------         -----

  Balance at
 September 30,
     1996          144,000        $ 543,184      $(544,684)       $ (1,500)

Common Stock
Issued at $.001    156,000            2,100              -           2,100

  Net (Loss)
 For the year
     Ended
 September 30,
     1997              -               -           (7,543)          (7,543)
                    -------         -------        -------          -------

Balance at
September 30,
   1997            300,000          545,284      (552,227)          (7,628)

Net (Loss) for
Year ended
September 30,
   1998                -                -            (685)            (685)
                    -------         -------        -------          -------

Balance at
September 30,
   1998            300,000          545,284      (552,912)          (7,628)

Common stock
   issued          375,000              375           -                375

Net (Loss) for
Year ended
September 30,
   1999               -                -          (8,217)          (8,217)
                    -------         -------       -------          -------

 Balance at
 September 30,
     1999           675,000         545,659       (561,129)       (15,470)

  Net Loss for
   The year
     ended
 September 30,
     2000              -              -             (4,492)        (4,492)
                    -------          -------        -------        -------
  Balance at
 September 30,
     2000
                    675,000       $ 545,659     $(565,621)      $ (19,962)

Net Loss) for
the year ended
September 30,
   2001                -             -             (4,191)         (4,191)
                    -------         -------        -------         -------

Balance at
September 30,
   2001             675,000       $ 545,659     $(569,812)      $ (24,153)

Net Loss for
the year ended
September 30,          -              -            (5,944)         (5,944)
   2002             -------         -------         -------        -------

Balance at
September 30,
2002                675,000       $ 545,659     $(575,756)      $ (30,097)
                    =======         =======      ========       ==========


    The accompanying notes are an integral part of the financial statements.



                          CARDIFF INTERNATIONAL, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS                                  For the period
                                                                                       from June 19,
                                                                                       1996 (date of
                                                                                       reinstatement)
                                                                                          through
                                                       Years Ended September 30,        September 30,
                                                          2002             2001             2002
                                                          ----             ----             ----

Cash Flows Operating Activities:
     Net (loss)                                     $   (5,944)      $   (4,191)     $    (31,072)
     Stock issued for services                              -                -                375
     Increase (decrease) in accounts payable             1,054              (25)            1,804
                                                     ---------        ---------          --------
Net Cash (used in) Operating Activities                 (4,890)          (4,216)          (28,893)
                                                     ---------        ---------          --------
Cash Flows from Investing Activities                         -                -                -
                                                     ---------        ---------          --------
Cash Flows from Financing Activity:
        Common Stock Issued and
        additional paid-in capital                           -                -             2,100
        Advances from related parties                    4,890            4,216            26,793
                                                     ---------        ---------          --------
Net Cash Provided by Financing Activities:               4,890            4,126            28,893
Increase in Cash                                             -                -                -

Cash, Beginning of Year                                      -                -                -

Cash, Beginning of Year                                      -                -                -
                                                     ---------        ---------          --------
Cash End of Year                                    $        -      $         -      $         -
                                                     =========        =========          ========
Interest Paid                                       $        -      $         -      $         -
                                                     =========        =========          ========
Income Taxes Paid                                   $        -      $         -      $         -
                                                     =========        =========          ========


    The accompanying notes are an integral part of the financial statements.

                           CARDIFF INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001




(1)     Summary of Accounting Policies

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


(a)     Organization and principles of Consolidation

     Cardiff International, Inc. (A Development Stage Company) (Company) was incorporated under the laws of Colorado on October 14, 1986. On June 19, 1996, the Company was reinstated as a corporation in Colorado. The Company is an inactive entity other than it is looking for a business combination candidate.

     The Company has selected the last day of September as its year end.

(a)     Use of Estimates in the Preparation of Financial Statements

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


(2)    Basis of Presentation -Going Concern

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

                           CARDIFF INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

(3)     Income Taxes

     The Company has net operating loss carryovers of approximately $576,000 but due to the change in ownership of the Company, the loss carryovers prior to the change in ownership have been, in all material respects, eliminated. Subsequent to the change in ownership, the Company had net operating losses available for carryover to future years of approximately $31,000, expiring in various years through 2022. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 2001, the Company has total deferred tax assets of approximately $6,200 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $6,200. Thus, no tax assets have been recorded in the financial statements as of December 31, 2001.


(4)     Related Party Transactions

     As of September 30, 2002, the Company had outstanding accounts payable to stockholders totaling $26,793. The balance payable is uncollateralized, bears no interest and has no written repayment terms.

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

     Kathleen L. Morrison, Director and Secretary. For the past 9 years, she has been the office manager for two persons, one of which is Jenson Services, Inc., which is a consultant to and a majority stockholder of the Company. For seven years, she was the editor of "Super Group" a vertical market computer magazine targeting HP3000 users. Mrs. Morrison received a B.A. degree from Colorado State University in 1978.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                                Secur-
                                                ities         All
Name and   Year or               Other   Rest-  Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricted lying   Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock  Options outs  ensat'n
-----------------------------------------------------------------

Charles J.     9/30/02    0     0     0     0      0     0   0
Calello        9/30/01    0     0     0     0      0     0   0
President,     9/30/00    0     0     0     0      0     0   0
Director

Kathleen L.    9/30/02    0     0     0     0      0     0   0
Morrison       9/30/01    0     0     0     0      0     0   0
Secretary,     9/30/00    0     0     0     0      0     0   0
Director

Clay Calello   9/30/02    0     0     0     0      0     0   0
Vice           9/30/01    0     0     0     0      0     0   0
President and  9/30/00    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending September 30, 2002, 2001, 2000, or 1999, or the period ending on the date of this Report. Mr. Charles Calello, President and Director was issued 125,000 shares of the Company's "Restricted" common stock on December 15, 1998.

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

                                       CARDIFF INTERNATIONAL, INC.



Date:  12-16-02                        By/S/Charles Calello
                                       Charles Calello
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        CARDIFF INTERNATIONAL, INC.



Date:  12-16-02                         By/S/Charles Calello
                                        Charles Calello
                                        President and Director



Date:  12-16-02                         By/S/Kathleen Morrison
                                        Kathleen Morrison
                                        Secretary and Director

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual report of Cardiff International, Inc., (the "Company") on Form 10-KSB for the fiscal year ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Charles Calello, President and Director and Kathleen Morrison, Secretary and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By/S/ Charles Calello
President and Director
December 16, 2002



By/S/ Kathleen Morrison
Secretary and Director
December 16, 2002