Form 10QSB
period 2002-12-31
CARDIFF INTERNATIONAL INC
filed 2003-02-03
CIK 811222

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                   33-12346-D


                           CARDIFF INTERNATIONAL, INC.
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)


                  COLORADO                               84-1044583
                  --------                               ----------
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                          4685 Highland Dr., Suite 202
                           Salt Lake City, Utah 84117
                           --------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)278-9424

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

                               December 31, 2002
                                    675,290




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                                      INDEX


                                                                                          Page

Number

Part I.           Financial Information

        Item I.           Financial Statements

                           Balance Sheets as of December 31, 2002
                             and September 30, 2002                                        2

                           Statements of Operations, Three Months
                             Ended December 31, 2002 and 2001                              3

                           Statements of Cash Flows, Three Months
                             Ended December 31, 2002 and 2001                              4

                           Notes to Financial Statements                                   5

         Item 2.           Management's Discussion and Analysis of
                             Financial Conditions and Results of
                             Operations                                                    6

Part II.  Other Information                                                                7


                        Cardiff International, Inc.

                              BALANCE SHEETS


                                 ASSETS

                                               December 31     September 30
                                                   2002           2002
                                              [Unaudited]       [Note 1]
                                              -----------      ----------

Current Assets                                $         -      $        -
                                              -----------      ----------
  Total Current Assets                                  -               -

  Total Assets                                $         -      $        -
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                               2,350           1,850
     Accrued interest payable                       1,859           1,454
     Accounts payable, stockholder                 26,793          26,793
                                              -----------      ----------
  Total Current Liabilities                        31,002          30,097
                                              -----------      ----------

Stockholders' (Deficit):
 Common Stock, no par value,
     30,000,000 shares authorized
     675,290 shares issued and
     outstanding
Additional paid-in capital                        545,659         545,659
Accumulated (deficit)                            (576,661)       (575,756)
                                              -----------      ----------
Total Stockholders' (Deficit)                     (31,002)        (30,097)
                                              -----------      ----------

Total Liabilities and Stockholders'
 (Deficit)                                    $         -      $        -
                                              ===========      ==========






The accompanying notes are an integral part of the financial statements.




                          Cardiff International, Inc.

                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                   Three Months Ended

                                                December 31,   December 31,
                                                   2002            2001



Revenues                                       $           -    $          -
                                               -------------     -----------

Operating Expenses:
     General and administrative expenses                 905               6
                                               -------------     -----------
       Total Operating Expenses                          905               6
                                               -------------     -----------

Net Loss                                       $        (905)    $        (6)
                                               -------------     -----------

Per Share                                      $         nil     $       nil
                                               =============     ===========

Weighted Average Number of Shares Outstanding        675,290         675,290
                                               =============     ===========






The accompanying notes are an integral part of the financial statements.


                          Cardiff International, Inc.

                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   Three Months Ended

                                             December 31,        December 31
                                                2002               2001



Cash Flows from Operating Activities:
     Net (loss)                              $      (905)      $      (6)
     Adjustments to reconcile net loss
      to net cash used in operating
      activities:
       Increase (decrease) in accounts
        payable and accrued expenses                (905)           (500)
       Increase in accounts payable,
        stockholder                                    0             506
                                             -----------       ----------
  Net Cash (Used in) Operating Activities              -                -
                                             -----------       ----------

Cash Flows from Investing Activities:        -----------       ----------
                                                       -                -
                                             -----------       ----------

Cash Flows from Financing Activities:        -----------       ----------
                                                       -                -
                                             -----------       ----------

Increase in Cash                                       -                -

Cash, Beginning of Period                              -                -
                                             -----------       ----------
Cash, End of Period                          $         -       $        -
                                             ===========       ==========
Interest Paid                                $         -       $        -
                                             ===========       ==========
Income Taxes Paid                            $         -       $        -
                                             ===========       ==========










The accompanying notes are an integral part of the financial statements.

                         Cardiff International, Inc.

                        NOTES TO FINANCIAL STATEMENTS
                        December 31, 2001 (Unaudited)


(1)   Condensed Financial Statements

     The financial statements included herein have been prepared by Cardiff International, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Cardiff International, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 2002 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Cardiff International, Inc. later in the year.

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

     The Company generated no revenues during the quarter ended December 31, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At December 31, 2002, the Company had no material commitments for capital expenditures.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 2002, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended December 31, 2002, or since approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and accrued expenses of $905.

Liquidity

     At December 31, 2002, the Company had total current assets of $0 and total liabilities of $31,002.

Controls and Procedures.

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


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

                                  CARDIFF INTERNATIONAL, INC.



Date:  2-3-03                   By/S/ Charles Calello
                                Charles Calello, President and Director



Date:  2-3-03                   By Kathleen L. Morrison
                                Kathleen L. Morrison, Secretary and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Charles Calello, President and Director of Cardiff International, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Cardiff International, Inc.

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  2-3-03                     Signature:  By/S/ Charles Calello
                                               ---------------------------
                                               Charles Calello
                                               President and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kathleen Morrison, Secretary and Director of Cardiff International, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Cardiff International, Inc.

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  2-3-03                     Signature:  By/S/ Charles Calello
                                               ---------------------
                                               Kathleen Morrison
                                               Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Cardiff International, Inc., (the "Company") on Form 10-QSB for the quarterly period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Charles Calello, President and Director and Kathleen Morrison, Secretary and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


By/S/ Charles Calello
___________________________
Charles Calello
President and Director

Dated this 3rd day of February, 2003


By/S/ Kathleen Morrison
___________________________
Kathleen Morrison
Secretary and Director

Dates this 3rd day of February, 2003