Form 10QSB
period 2003-06-30
CARDIFF INTERNATIONAL INC
filed 2003-07-17
CIK 811222

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                               -------------------
                                   33-12346-D


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


                       4685 South Highland Drive, Suite 202
                           Salt Lake City, Utah 84117
                           --------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)278-9424

                              None; not applicable.
                              ---------------------
          (Former Name or Former Address, if changed since last Report)


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

                               July  10, 2003
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

                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS


                                               6/30/03                9/30/02
                                           ----------------    -----------------
                                            [Unaudited]            (See Note 1)

                                     ASSETS
Assets:

     Cash                                 $               0      $             0
     Total Assets                         $               0      $             0

                                           ================       ==============

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable, Stockholders      $          31,159      $        26,793
      Accrued Interest Payable                        2,701                1,454
      Accounts Payable                                  750                1,850
                                           ----------------       --------------
          Total Liabilities                          34,610               30,097
                                           ================       ==============

Stockholders' Equity:
     Common Stock, no par value;
          authorized 30,000,000 shares;
          issued and outstanding
          675,290 shares
     Paid-in Capital                                545,659              545,659
     Accumulated Deficit                           (580,269)            (575,756)
                                           ----------------       --------------
     Total Stockholders' Deficit                    (34,610)             (30,097)
                                           ----------------       --------------
          Total Liabilities and
          Stockholders Defecit            $               0      $             0
                                           ================       ==============



                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
                                 [Unaudited]

                                      Three Months       Three Months       Nine Months    Nine Months    Period Reinstatement
                                         Ended              Ended             Ended          Ended         June 9, 1996 through
                                        6/30/03            6/30/02           6/30/03        6/30/02             6/30/03
                                     --------------    --------------    --------------- --------------       ----------

REVENUE
      Income                     $               0  $             0   $             0   $               0   $           0
                                     ---------------- -------------     -------------    ----------------  --------------
NET REVENUE                                      0                0                 0                   0               0

OPERATING EXPENSES
     Accounting and Auditing                   850              500             2,150               1,002          12,250
     Legal Fees                              1,052                0             1,052                   0           1,615
     Stock Issued for Services                   0                0                 0                   0             375
     Other                                       0              563                64                 573          18,644
                                     --------------   -------------     -------------    ----------------  --------------
TOTAL OPERATING EXPENSES                     1,902            1,063             3,266               1,575          32,884
                                     --------------   -------------     -------------    ----------------  --------------
NET INCOME BEFORE TAXES          $          (1,902) $        (1,063)  $        (3,266)             (1,575)        (32,884)
                                     ==============   =============     =============    ================  ==============
INTEREST EXPENSE                               226                0             1,247                   0           2,701

NET LOSS                                    (2,128)          (1,063)           (4,513)             (1,575)        (35,585)

LOSS PER SHARE                              (0.003)          (0.002)           (0.007)             (0.002)         (0.053)
                                     ==============   ==============    ==============   ================= ===============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                              675,290          675,290           675,290             675,290
                                     ==============   ==============    ==============   =================


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
                                 [Unaudited]

                                                    Nine Months   Nine Months    Period Reinstatement
                                                       Ended        Ended        June 9, 1996 through
                                                      6/30/03       6/30/02          6/30/2003
                                                    ----------   -----------        -----------

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                              $  (4,513)  $   (1,575)    $        (35,585)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Stock Issued for Services                                                                    375
   Increase/(Decrease) in Accounts Payable
    and Accruec Expenses                           0          147       (1,750)               1,951
                                                        ----------  -----------        -------------
      Net Cash (Used in) Operating Activities           $  (4,366)      (3,325)             (33,259)
                                                        ==========  ===========        =============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Common Stock Issued and
        Additional Paid-in-Capital                              0            0                2,100

      Advances from Related Parties                         4,366        3,325               31,159
                                                        ----------  -----------        -------------
      Net Cash Provided by Financing Activities             4,366        3,325               33,259

      Net Increase In Cash                                      0            0                    0

      Beginning Cash Balance                                    0            0                    0

      Ending Cash Balance                           $           0   $        0     $              0
                                                        ========== ============      ==============





                           CARDIFF INTERNATIONAL, INC.
                         (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2003
                                  [Unaudited]


NOTE 1  Condensed Financial Statements
--------------------------------------

     The financial statements included herein have been prepared by Cardiff International, Inc. (A Development Stage Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Cardiff International, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 2002 audited financial statements and the accompanying notes thereto,as filed on Form 10KSB, with the Securities and Exchange Commission, and included herein by reference.

     While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Cardiff International, Inc. later in the year.

     The management of Cardiff International, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

NOTE 2  Basis of Presentation - Going Concern
---------------------------------------------

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2003, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended June 30, 2003, or since approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $2,128, stemming from general, administrative and accounting expenses.

Liquidity

     At June 30, 2003, the Company had total current assets of $0 and total liabilities of $34,610.

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

                                  CARDIFF INTERNATIONAL, INC.



Date:7-17-03                By/S/ Charles Calello
                            Charles Calello, President and Director



Date:7-16-03                By/S/ Kathleen L. Morrison
                            Kathleen L. Morrison, Sec., Treasurer and Director

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



Dated:7-17-03                       Signature: By/S/ Charles Calello
                                               ---------------------------
                                               Charles Calello
                                               President and Director

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



Dated: 7-16-03                     Signature:  By/S/ Kathleen L. Morrison
                                               ---------------------
                                               Kathleen L. Morrison
                                               Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Cardiff International, Inc., (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Charles Calello, President and Director and Kathleen Morrison, Secretary and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


By/S/ Charles Calello
---------------------
Charles Calello
President and Director

Dated this 17th day of July, 2003


By/S/ Kathleen L. Morrison
--------------------------
Kathleen L. Morrison
Secretary and Director

Dates this 16th day of July, 2003