Form 10KSB
period 2003-09-30
CARDIFF INTERNATIONAL INC
filed 2003-12-18
CIK 811222

10KSB
                    ANNUAL REPORT FOR THE YEAR ENDING 9/30/03

                    U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended September 30, 2003
     --------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                           Commission File No. 33-12346-D
                           ------------------------------

                             CARDIFF INTERNATIONAL,INC.
                             --------------------------
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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
                            September 30, 2003 - $0.

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

                                November 25, 2003
                                     675,290

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

Material Changes in Control Since Inception and Related  Business  History.
--------------------------------------------------------------------------

     In April 1989, the Company entered into an agreement with United American, Inc., a Washington corporation whereby the Company agreed to acquire 100% of the outstanding shares of common stock of United American, Inc., in exchange for 123,000,000 shares of common stock of the Company. After the closing of this business combination, the Company rescinded the transaction on July 3, 1989 due to the inability of United American, Inc., to raise $2,000,000 in funding by the agreed deadline of July 1, 1989. The 123,000,000 shares of common stock of the Company were voided and returned to authorized but unissued stock after the combination was terminated.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
-----------------------------------------------------------------------------



Name and Address         Date      Number of Shares         Consideration
----------------         ----      ----------------         -------------

Art Beroff*               12/30/96       156,000                $2,100

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

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

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

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

     In connection with the "safe harbor" provisions of federal securities laws, readers of this document and any document incorporated by reference herein, are advised that these documents contain both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertaintees, which could cause actual results to differ materially from those indicated by the forward-looking statements. This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

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

     At  September 30, 2003, the Company  had no assets.

     During the fiscal year ended September 30, 2003, the Company had a net loss of $6,842. The Company has received no revenues in either of its two most recent fiscal years.

Liquidity.
---------

     During the fiscal years ended September 30, 2003 and 2002, a shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $5,116 and $4,890, respectively. The unsecured loan bears no interest and is due on demand.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          September 30, 2003 and 2002

          Index to Financial Statements

          Report of Independent Certified Public Accountants

          Balance Sheets - September 30, 2003 and 2002

          Statements of Operations for the years ended
          September 30, 2003 and 2002 and for the period from June 19, 1996 (date of reinstatement) through September 30, 2003.

          Statements of changes in Stockholders' (Deficit) from September 30, 1996 through September 30, 2003

          Statements of Cash Flows for the years ended
          September 30, 2003 and 2002 and for the period from June 19, 1996 (date of reinstatement) through September 30, 2003

          Notes to the Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                           CARDIFF INTERNATIONAL, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                      With

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           September 30, 2003 and 2002








       Report of Independent Certified Public Accountants ............... F-2

       Financial Statements:

       Balance Sheets ................................................... F-3

       Statements of Operations ......................................... F-4

       Statement of Changes in Stockholders' (Deficit) .................. F-5,6

       Statements of Cash Flows ......................................... F-7

       Notes to Financial Statements .................................... F-8-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






The Board of Directors
Cardiff International, Inc.
Salt Lake City, UT   84117

     We have audited the accompanying balance sheets of Cardiff International, Inc. (A Development Stage Company) as of September 30, 2003 and 2002, and the related statements of operations, stockholders (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Cardiff International, Inc. (A Development Stage Company) as of September 30, 2003 and 2002, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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



Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211


October 24, 2003



                           CARDIFF INTERNATIONAL, INC.
                         (A development Stage Company)

                                  BALANCE SHEETS


                                     ASSETS



                                                                    September    September
                                                                    30, 2003     30, 2003


Current Assets:                                                     $        0    $       0
                                                                     ----------    --------
TOTAL ASSETS                                                        $        0    $       0
                                                                     ==========    ========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                               $    1,854    $   1,850
     Accrued interest payable                                            3,176        1,454
     Loans from Stockholders                                            31,909       26,793
                                                                     ----------    --------
          Total Current Liabilities                                 $   36,939    $  30,097
                                                                     ----------    --------
                            TOTAL LIABILITIES                           36,939       30,097
                                                                     ----------    --------

Stockholders' (Deficit):
     Common Stock, no par value
     30,000,000 shares authorized
     675,290 shares issued and outstanding                             545,659      545,659
     Accumulated (deficit)                                            (544,684)    (544,684)
     Accumulated (deficit) during development stage                    (37,914)     (31,072)
                                                                     ----------   ---------
TOTAL STOCKHOLDERS' (DEFICIT)                                          (36,939)     (30,097)
                                                                     ----------   ---------
TOTAL LIABILITES AND STOCKHOLDERS' (DEFICIT)                       $         0   $        0
                                                                     ==========   =========


    The accompanying notes are an integral part of the financial statements.




                          CARDIFFF INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                              For the period
                                                                               from June 19
                                                                               1996 (date of
                                                      Years Ended             reinstatement)
                                                      September 30,              through
                                                                               September 20,
                                                 2003            2002             2003

Revenue ................................     $     --         $    --        $    --
                                              ----------      ----------     ----------

Expenses:
       Accounting and auditing .........         4,000           3,650         14,100
       Legal Fees.......................         1,056             563          1,619
       Stock Issued for Services .......             0               0            375
       Other ...........................            64             277         18,644
                                              ----------      ----------     ----------
        Total ..........................         5,120           4,490         34,738
                                              ----------      ----------     ----------
Net (Loss) .............................    $   (5,120)       $ (4,490)      $(34,738)
                                              ----------      ----------     ----------
Other(Expense)
       Interest Expense ................    $   (1,722)         (1,454)        (3,176)
                                              ----------      ----------     ----------

Net (Loss) .............................    $   (6,842)       $ (5,944)      $(37,914)
                                                                             ==========
(Loss) Per Share .......................    $     (.01)       $   (.01)      $   (.06)

Weighted Average Shares Outstanding ....       675,290         675,290        675,290
                                              ==========      ==========     ==========



    The accompanying notes are an integral part of the financial statements.



                           CARDIFF INTERNATIONAL , INC
                         (A Development Stage Company)


                 STATEMENT OF CHANGES OF STOCKHOLDERS' (DEFICT)

               From September 30, 1996 through September 30, 2003



                                                              Accumulated
                                                             Deficit during
                                Common Stock     Accumulated  Development
                  No./Shares      Amount          Deficit        Stage          Total
                  ----------      ------         -------         -----          -----

  Balance at
 September 30,
     1996          144,290       $ 543,184      $(544,694)          -        $ (1,500)

Common Stock
Issued at $.001    156,000           2,100              -           -           2,100

  Net (Loss)
 For the year
     Ended
 September 30,
     1997              -               -                -         (7,543)      (7,543)
                    -------       --------         -------        -------      -------

Balance at
September 30,
   1997            300,290          545,284      (544,684)        (7,543)          (7,628)

Net (Loss) for
Year ended
September 30,
   1998                -               -               -            (685)            (685)
                    -------         -------        -------          -------

Balance at
September 30,
   1998            300,290           45,284      (544,684)        (8,228)          (7,628)

Common stock
   issued          375,000              375            -             -                375

Net (Loss) for
Year ended
September 30,
   1999               -                 -              -          (8,217)          (8,217)
                    -------         -------      --------         -------          -------

 Balance at
 September 30,
     1999           675,290          45,659      (544,684)       (16,445)         (15,470)

  Net (Loss) for
   The year
     ended
 September 30,
     2000              -              -               -           (4,492)          (4,492)
                    -------         -------      --------         -------          -------
  Balance at
 September 30,
     2000
                    675,290         545,659      (544,684)       (20,937)         (19,962)

Net (Loss) for
the year ended
September 30,
   2001                -              -               -           (4,191)         (4,191)
                    -------        -------      ---------         -------         -------

Balance at
September 30,
   2001             675,290         545,659      (544,684)       (25,128)        (24,153)

Net (Loss) for
the year ended
September 30,          -              -               -           (5,944)         (5,944)
   2002             -------        -------        -------        -------        -------

Balance at
September 30,
2002                675,290        545,659       (544,684)       (31,072)         (30,097)
                    -------        -------        -------        --------       ----------

Net (Loss) for
the year ended
September 30,
2003                   -              -               -           (6,842)          (6,842)
                    -------        --------       -------         -------        ----------

Balance at
September 30,
2003                675,290      $ 545,659     $ (544,684)     $ (37,914)      $  (36,939)
                    =======        =======        =======        =======         =========

    The accompanying notes are an integral part of the financial statements.



                          CARDIFF INTERNATIONAL, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS                                  For the period
                                                                                       from June 19,
                                                                                       1996 (date of
                                                                                       reinstatement)
                                                                                          through
                                                       Years Ended September 30,        September 30,
                                                          2003             2002             2003
                                                          ----             ----             ----

Cash Flows Operating Activities:
     Net (loss)                                     $   (6,842)      $   (5,944)     $    (37,914)
     Increase (decrease) in stock issued for services       0                 0               375
     Increase (decrease) in accounts payable
       and accrued expenses                              1,726            1,054             3,530
                                                     ---------        ---------          --------
Net Cash (used in) Operating Activities                 (5,116)          (4,890)          (34,009)
                                                     ---------        ---------          --------
Cash Flows from Investing Activities                         0                0                 0
                                                     ---------        ---------          --------
Cash Flows from Financing Activity:
        Common Stock Issued and
        additional paid-in capital
 0                0             2,100
        Advances from related parties                    5,116            4,890            31,909
                                                     ---------        ---------          --------
Net Cash Provided by Financing Activities:               5,116            4,890            34,009
Increase in Cash                                             0                0                 0

Cash, Beginning of Year                                      0                0                 0

Cash, Beginning of Year                                      0                0                 0
                                                     ---------        ---------          --------
Cash End of Year                                    $        0      $         0      $          0
                                                     =========        =========          ========
Interest Paid                                       $        0      $         0      $          0
                                                     =========        =========          ========
Income Taxes Paid                                   $        0      $         0      $          0
                                                     =========        =========          ========


    The accompanying notes are an integral part of the financial statements.

                           CARDIFF INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002




(1)     Summary of Accounting Policies and Description of Business.

     This summary of significant accounting policies of Cardiff International, Inc. (A Development Stage Company) (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.


(a)     Organization and Description of Business

     Cardiff International, Inc. (A Development Stage Company) (Company) was incorporated under the laws of Colorado on October 14, 1986. On June 19, 1996, the Company was reinstated as a corporation in Colorado. The Company is an inactive entity other than it is looking for a business combination candidate.

(b)  Per Share Information

     Per share information is computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

(c)  Use of Estimates in the Preparation of Financial Statements

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

(d)  Development Stage Enterprise

     Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

(e)  Risks and Uncertainties

     The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

(f)  Revenue Recognition

The Company has had no revenue to date.

(g)  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." The Statement is to be adopted for all business combinations initiated after June 30, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS No. 142 "Accounting for Goodwill and Intangible Assets." In accordance with certain provisions of the Statement, goodwill acquired after June 30, 2001 is not amortized. All provisions of the Statement are required to be applied in the fiscal year beginning after December 15, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company adopted this statement for the year ending December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

                           CARDIFF INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   [continued]
                           September 30, 2003 and 2002


 In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in SFAS 121, for long lived assets to be disposed of by sale. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

(h)  Income taxes

     The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                           CARDIFF INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  [continuted]
                           September 30, 2003 and 2002


(i)  Other

The Company has selected September 30 as its fiscal year end.

The company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

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

                           CARDIFF INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

Note 3 - Income Taxes

     As of September 30, 2003, the Company has an estimated net operating loss carry forward of $38,000 to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through September 30, 2003, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

     Net operating losses carry forward                              $       7,000
     Deferred income tax allowance                                          (7,000)
                                                                        -------------
                                                                        -------------

     Net deferred income tax asset                                                 -
                                                                        =============
                                                                        =============


     The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

     Tax (benefit) at Federal statutory rate                            (15.00)%
     State tax (benefit) net of Federal benefit                           (3.50)
     Valuation allowance                                                 18.50
                                                                        -------------
                                                                        -------------
     Tax provision (benefit)                                             00.00


(4)     Related Party Transactions

     As of September 30, 2003, the Company had outstanding accounts payable to stockholders totaling $31,909. The balance payable is uncollateralized, bears minimal interest and has no written repayment terms.

Note 5 - Common Stock Issued

     During the year ended September 30, 1997, the Company issued 156,000 shares of its restricted common stock to a consultant for cash of $156, and $1,944 of Company expenses paid by the consultant. During the year ended September 30, 1999, the Company issued 375,000 shares of its restricted common stock for services, of which 125,000 were issued to a stockholder/officer of the Company. The shares and services were recorded in the financial statements at $.001 per share par value.

Note 6 - Stock Split

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

     Kathleen L. Morrison, Director and Secretary. For the past 10 years, she has been the office manager for two persons, one of which is Jenson Services, Inc., which is a consultant to and a majority stockholder of the Company. For seven years, she was the editor of "Super Group" a vertical market computer magazine targeting HP3000 users. Mrs. Morrison received a B.A. degree from Colorado State University in 1978.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                                Secur-
                                                ities         All
Name and   Year or               Other   Rest-  Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricted lying   Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock  Options outs  ensat'n
-----------------------------------------------------------------

Charles J.     9/30/03    0     0     0     0      0     0   0
Calello        9/30/02    0     0     0     0      0     0   0
President,     9/30/01    0     0     0     0      0     0   0
Director

Kathleen L.    9/30/03    0     0     0     0      0     0   0
Morrison       9/30/02    0     0     0     0      0     0   0
Secretary,     9/30/01    0     0     0     0      0     0   0
Director

Clay Calello   9/30/03    0     0     0     0      0     0   0
Vice           9/30/02    0     0     0     0      0     0   0
President and  9/30/01    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending September 30, 2003, 2002, or 2001, or the period ending on the date of this Report. Mr. Charles Calello, President and Director was issued 125,000 shares of the Company's "Restricted" common stock on December 15, 1998.

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

Item 14.  Controls and Proceedures.
          -------------------------

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company's management, including the President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


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

                                        CARDIFF INTERNATIONAL, INC.



Date:12-18-03                           By/S/ Charles J. Calello
                                        Charles Calello
                                        President and Director



Date:12-18-03                           By/S/ Kathleen L. Morrison
                                        Kathleen Morrison
                                        Secretary and Director

                             CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Charles Calello, President and Director of Cardiff International, Inc. (the "registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  12-18-03         Signature:  By/S/ Charles J. Calello
        --------                     -------------
                                     Charles Calello
                                     President and Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Kathleen  Morrison,   Secretary/Treasurer   and  Director  of  Cardiff
International, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  12-18-03                    Signature:  By/S/ Kathleen L. Morrison
        -----------------                       -----------------
                                                Kathleen L. Morrison
                                                Secretary/Treasurer and Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Cardiff International, Inc. (the "Registrant") on Form 10-KSB for the year ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Charles J. Calello, President and Director and Kathleen L. Morrison, Secretary, Treasurer and Director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


By/S/ Charles J. Calello
-----------------
Charles J. Calello
President and Director
Dated this 18th day of December, 2003.


By/S/ Kathleen L. Morrison
-----------------
Kathleen L. Morrison
Secretary, Treasurer and Director
Dated this 18th day of December, 2003