Form 10QSB
period 2003-12-31
CARDIFF INTERNATIONAL INC
filed 2004-02-12
CIK 811222

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2003

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

                               December 31, 2003
                                    675,290




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                                      INDEX


                                                                                          Page

Number

Part I.           Financial Information

        Item I.           Financial Statements

                           Balance Sheets as of December 31, 2003
                             and September 30, 2003                                        2

                           Statements of Operations, Three Months
                             Ended December 31, 2003 and 2002                              3

                           Statements of Cash Flows, Three Months
                             Ended December 31, 2003 and 2002                              4

                           Notes to Financial Statements                                   5

         Item 2.           Management's Discussion and Analysis of
                             Financial Conditions and Results of
                             Operations                                                    6

Part II.  Other Information                                                                7


                        Cardiff International, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEETS


                                 ASSETS

                                               December 31     September 30
                                                   2003           2003
                                              [Unaudited]       [Note 1]
                                              -----------      ----------

Current Assets                                $         -      $        -
                                              -----------      ----------
  Total Current Assets                                  -               -

  Total Assets                                $         -      $        -
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                               2,600           1,854
     Accrued interest payable                       3,575           3,176
     Accounts payable, stockholder                 32,250          31,909
                                              -----------      ----------
  Total Current Liabilities                        38,425          36,939
                                              -----------      ----------

Stockholders' (Deficit):
 Common Stock, no par value,
     30,000,000 shares authorized
     675,290 shares issued and
     outstanding
Additional paid-in capital                        545,659         545,659
Accumulated (deficit)                            (544,684)       (544,684)
Accumulated (deficit) during development stage    (39,400)        (37,914)
                                              -----------      ----------
Total Stockholders' (Deficit)                     (38,425)        (36,939)
                                              -----------      ----------

Total Liabilities and Stockholders'
 (Deficit)                                    $         -      $        -
                                              ===========      ==========






The accompanying notes are an integral part of the financial statements.




                          Cardiff International, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                   Three Months Ended
                                                                                    For the Period
                                                                                   from June 19, 1996
                                                                              (date of reinstatement) through
                                                December 31,   December 31,           December 31,
                                                   2003            2002                   2003



Revenues                                       $           -    $          -    $          -
                                               -------------     -----------     -----------

Operating Expenses:
     Accounting and auditing                             750             500          14,850
     Legal Fees                                            0               0           1,619
     Stock Expenses                                        0               0             375
     Other                                               337               0          18,981
                                               -------------     -----------     -----------
       Total Operating Expenses                        1,087             500         (35,825)
                                               -------------     -----------     -----------

Net Loss                                       $      (1,087)    $      (500)        (35,825)
                                               -------------     -----------     -----------

Interest Expense                               $         399             405           3,575
                                               -------------     -----------     -----------

Net Loss                                       $      (1,486)           (905)   $    (39,400)

Loss Per Share                                 $         Nil     $       Nil    $      (0.06)
                                               =============     ===========     ===========

Weighted Average Number of Shares Outstanding        675,290         675,290         675,290
                                               =============     ===========     ===========






The accompanying notes are an integral part of the financial statements.


                          Cardiff International, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   Three Months Ended
                                                                                     For the Period
                                                                                   from June 19, 1996
                                                                             (date of reinstatement) through
                                             December 31,        December 31          December 31,
                                                2003               2002                  2003



Cash Flows from Operating Activities:
-------------------------------------
     Net (loss)                              $    (1,486)      $    (905)       $      (39,400)
     Adjustments to reconcile net loss
      to net cash used in operating
      activities:
       Increase (decrease) in accounts
        payable and accrued expenses         $     1,145       $       0        $        4,675
       Stock Issued for Services                       0               0                   375
                                             -----------       ----------        -------------
  Net Cash (Used in) Operating Activities    $      (341)      $    (905)       $      (34,350)
                                             -----------       ----------        -------------

Cash Flows from Investing Activities:
-------------------------------------
                                                       -                -                    -
                                             -----------       ----------        -------------

Cash Flows from Financing Activities:
-------------------------------------

Common Stock Issued and additional paid in capital    0                 0                2,100

Advances from related parties                       341               905               32,250
                                             -----------       ----------        -------------
Net Cash Provided by Financing Activities           341               905               34,350

        Net Increase in Casheriod                     0                 0                    0

        Beginning Cash Balance                        0                 0                    0

        Ending Cash Balance                           0                 0                    0
                                             ===========       ==========        =============












The accompanying notes are an integral part of the financial statements.

                         Cardiff International, Inc.
                         (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                        December 31, 2003 (Unaudited)


(1)   Condensed Financial Statements

     The financial statements included herein have been prepared by Cardiff International, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Cardiff International, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Cardiff International, Inc. later in the year.

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

     The Company generated no revenues during the quarter ended December 31, 2003, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At December 31, 2003, the Company had no material commitments for capital expenditures.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 2003, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended December 31, 2003, or since approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and accrued expenses of $1,486.

Liquidity

     At December 31, 2003, the Company had total current assets of $0 and total liabilities of $38,425.

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

                                  CARDIFF INTERNATIONAL, INC.



Date: 2-12-04                   By/S/ Charles J. Calello
                                Charles J. Calello, President and Director



Date: 2-12-04                   By/S/ Kathleen L. Morrison
                                Kathleen L. Morrison, Secretary and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Charles J. Calello, President and Director of Cardiff International, Inc. certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Cardiff International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated: 2-12-04                    Signature:  By/S/ Charles J. Calello
                                               ---------------------------
                                               Charles J. Calello
                                               President and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kathleen L. Morrison, Secretary, Treasurer and Director of Cardiff International, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Cardiff International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:  2-12-04                     Signature: By/S/ Kathleen L. Morrisonn
                                               ---------------------------
                                               Kathleen L. Morrison
                                               Sec., Tres., and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Cardiff International, Inc., (the "Company") on Form 10-QSB for the quarterly period ended December 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Charles J. Calello, President and Director and Kathleen L. Morrison, Secretary/Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Charles J. Calello
--------------------
Charles J. Calello
President and Director

Dated this 12th day of February, 2004



By/S/ Kathleen L. Morrison
------------------
Kathleen L. Morrison
Secretary/Treasurer and Director

Dates this 12th day of February, 2004