Form 10QSB
period 2004-03-31
CARDIFF INTERNATIONAL INC
filed 2004-04-27
CIK 811222

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

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

                                 April 26, 2004
                                    675,290




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                                      INDEX


                                                                                          Page

Number

Part I.           Financial Information

        Item I.           Financial Statements

                           Balance Sheets as of March 31, 2004
                             and September 30, 2003                                        2

                           Statements of Operations, Three and Six Months
                             Ended March 31, 2004 and 2003                                 3

                           Statements of Cash Flows and Six Months
                             Ended March 31, 2004 and 2003                                 4

                           Notes to Financial Statements                                   5

         Item 2.           Management's Discussion and Analysis of
                             Financial Conditions and Results of
                             Operations                                                    6

Part II.  Other Information

                           CARDIFF INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2004 and September 30, 2003

                                                                           3/31/2004             9/30/2003
                                                                        -----------------     -----------------
                                                                          [Unaudited]          (See Note 1)
                                                    ASSETS

Assets
           Cash                                                       $                0    $                0
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
      Accounts payable, stockholders                                  $           34,100    $           31,909
      Accrued interest payable                                                     4,163                 3,176
      Accounts Payable                                                             1,500                 1,854
                                                                        -----------------     -----------------
           Total Liabilities                                          $           39,763    $           36,939


Shareholders' (Deficit)
Common Stock, no par value;
           authorized 30,000,000 shares; issued and
           outstanding, 675,290                                                  545,659               545,659
      Accumulated (Deficit)                                                     (544,684)             (544,684)
      Accumulated (Deficit) during development stage                             (40,738)              (37,914)
                                                                        -----------------     -----------------
           Total Stockholders' (Deficit)                                         (39,763)              (36,939)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' (Deficit)             $                0    $                0
                                                                        =================     =================


NOTE TO FINANCIAL STATEMENTS:

     Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The September 30, 2003 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.



                           CARDIFF INTERNATIONAL, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended March 31, 2004 and 2003
                                                                                                              For the Period
                                                                                                               from June 19,
                                                                                                               1996 (date of
                                        Three Months        Three Months       Six Months      Six Months      reinstatement)
                                            Ended              Ended             Ended           Ended             through
                                           3/31/2004          3/31/2003         3/31/2004       3/31/2003        3/31/2003
                                        ----------------   -----------------   -------------   -------------   --------------
                                          [Unaudited]        [Unaudited]         [Unaudited]   [Unaudited]      [Unaudited]
REVENUE
      Income                         $               0  $                0 $             0 $             0   $            0
                                       ----------------   -----------------   -------------   -------------    --------------
NET REVENUE                                          0                   0               0               0                0

Operating Expenses
      Accounting and Auditing                      750                 800           1,500           1,300           15,600
      Legal Fees                                     0                   0               0               0            1,619
      Stock Issued for Services                      0                   0               0               0              375
      Other                                          0                  10             337              64           18,981
                                       ----------------   -----------------   -------------   -------------    --------------
Total Operating Expenses                           750                 810           1,837           1,364           36,575

                                       ----------------   -----------------   -------------   -------------    --------------
Net Operating Loss                   $            (750) $             (810)$        (1,837)$        (1,364)         (36,575)
                                       ----------------   -----------------   -------------   -------------    ==============
Other Expenses
      Interest Expense                             588                 405             987           1,020            4,163
                                       ----------------   -----------------   -------------   -------------

Net (loss)                           $          (1,338) $           (1,215)         (2,824)         (2,384)        (40,738)
                                       ================   =================   =============   =============    =============

(Loss) Per Share                     $             nil  $              nil $           nil $           nil            (.06)
                                       ================   =================   =============   =============    ==============

Weighted Average Shares Outstanding            675,290             675,290         675,290         675,290          675,290
                                       ================   =================   =============   =============    ==============



                           CARDIFF INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the Six Month Periods Ended March 31, 2004 and 2003
                                                                                         For the Period
                                                                                         from June 19,
                                                                                         1996 (date of
                                                         Six Months        Six Months    reinstatement)
                                                           Ended             Ended          through
                                                         3/31/2004         3/31/2003       3/31/2004
                                                      --------------   ---------------   ---------------
                                                        [Unaudited]      [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------
  Net Loss                                         $         (2,824) $          (2,384) $      (40,738)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock Issued for Services                                      0                 0             375
    Increase/(Decrease) in accounts payable and
      Accrued Expenses                                           633               470           4,163
                                                      --------------   ---------------   ---------------
  Net Cash (Used in) Operating Activities                     (2,191)           (1,914)        (36,200)
                                                      ==============   ===============   ===============
Cash Flows Provided by Financing Activities
-------------------------------------------------------
  Common Stock Issued and
      Additional Paid in Capital                                   0                 0           2,100
  Advances from Related Parties                                2,191             1,914          34,100
                                                      --------------   ---------------   ---------------
      Net Cash Provided by Financing Activities                2,191             1,914          36,200
                                                      ==============   ===============   ===============
      Net Increase In Cash                                         0                 0               0

      Beginning Cash Balance                                       0                 0               0

      Ending Cash Balance                          $               0 $               0               0
                                                      --------------   ---------------   ---------------



The accompanying notes are an integral part of the financial statements.

                           Cardiff International, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


(1)   Condensed Financial Statements

     The financial statements included herein have been prepared by Cardiff International, Inc. (A Development Stage Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Cardiff International, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 2003 audited financial statements and the accompanying notes thereto, as filed on Form 10KSB, with the Securities and Exchange Commission, dated December 31, 2003, and included herein by regerence. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Cardiff International, Inc. later in the year.

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2004, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 2004, or since approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and accrued expenses of $1,338.

Liquidity

     At March 31, 2004, the Company had total current assets of $0 and total liabilities of $39,763.

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

                                  CARDIFF INTERNATIONAL, INC.



Date:  4-26-04                  By/S/ Charles J. Calello
                                Charles J. Calello, President and Director



Date:  4-26-04                  By/S/ Kathleen L. Morrison
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



Dated:  4-26-04
                                               By/S/ Charles J. Calello
                                               ----------------------
                                               Charles J. Calello
                                               President and Director

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



Dated:  4-26-04
                                               By/S/ Kathleen L. Morrison
                                               ------------------
                                               Kathleen L. Morrison
                                               Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Cardiff International, Inc., (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Charles J. Calello, President and Director and Kathleen L. Morrison, Secretary and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Charles J. Calello
--------------------
Charles J. Calello
President and Director

Dated this 26th day of April, 2004



By/S/ Kathleen L. Morrison
------------------
Kathleen L. Morrison
Secretary and Director

Dates this 15th day of March, 2004