Form 10QSB
period 2004-06-30
CARDIFF INTERNATIONAL INC
filed 2004-07-16
CIK 811222

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

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

                               July  07, 2004
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

                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS


                                               6/30/04               9/30/03
                                           ----------------    -----------------
                                            [Unaudited]            (See Note 1)

                                     ASSETS
Assets:

     Cash                                 $               0      $             0
     Total Assets                         $               0      $             0

                                           ================       ==============

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable, Stockholders      $          35,994      $        31,909
      Accrued Interest Payable                        4,690                3,176
      Accounts Payable                                  750                1,854
                                           ----------------       --------------
          Total Liabilities                          41,434               36,939
                                           ================       ==============

Stockholders' Equity:
     Common Stock, no par value;
          authorized 30,000,000 shares;
          issued and outstanding
          675,290 shares
     Paid-in Capital                                545,659              545,659
     Accumulated Deficit                           (544,684)            (544,684)
    Accujmulated Deficit during development stage   (42,409)             (37,914)
                                           ----------------       --------------
     Total Stockholders' Deficit                    (41,434)             (36,939)
                                           ----------------       --------------
          Total Liabilities and
          Stockholders Defecit            $               0      $             0
                                           ================       ==============



                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
                                 [Unaudited]

                                      Three Months       Three Months       Nine Months    Nine Months    Period Reinstatement
                                         Ended              Ended             Ended          Ended         June 9, 1996 through
                                        6/30/04            6/30/03           6/30/04        6/30/03             6/30/04
                                     --------------    --------------    --------------- --------------       ----------

REVENUE
      Income                     $               0  $             0   $             0   $               0   $           0
                                     ---------------- -------------     -------------    ----------------  --------------
NET REVENUE                                      0                0                 0                   0               0

OPERATING EXPENSES
     Accounting and Auditing                 1,100              850             2,600               2,150          16,700
     Legal Fees                                  0            1,052                 0               1,052           1,619
     Stock Issued for Services                   0                0                 0                   0             375
     Other                                      44                0               381                  64          19,025
                                     --------------   -------------     -------------    ----------------  --------------
TOTAL OPERATING EXPENSES                     1,144            1,902             2,981               3,266          37,719
                                     --------------   -------------     -------------    ----------------  --------------
NET INCOME BEFORE TAXES          $          (1,144) $        (1,902)  $        (2,981)             (3,266)        (37,719)
                                     ==============   =============     =============    ================  ==============
INTEREST EXPENSE                               527              226             1,514               1,247           4,690

NET LOSS                                    (1,671)          (2,128)           (4,495)             (4,513)        (42,409)

LOSS PER SHARE                                 Nil              Nil             (0.01)              (0.01)          (0.06)
                                     ==============   ==============    ==============   ================= ===============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                              675,290          675,290           675,290             675,290
                                     ==============   ==============    ==============   =================


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
                                 [Unaudited]

                                                    Nine Months   Nine Months    Period Reinstatement
                                                       Ended        Ended        June 9, 1996 through
                                                      6/30/04       6/30/03          6/30/2004
                                                    ----------   -----------        -----------

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                              $  (4,495)  $   (4,513)    $        (42,409)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Stock Issued for Services                                                                    375
   Increase/(Decrease) in Accounts Payable
    and Accrued Expenses                                      410          147                3,940
                                                        ----------  -----------        -------------
      Net Cash (Used in) Operating Activities           $  (4,085)      (4,366)             (38,094)
                                                        ==========  ===========        =============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Common Stock Issued and
        Additional Paid-in-Capital                              0            0                2,100

      Advances from Related Parties                         4,085        4,366               35,994
                                                        ----------  -----------        -------------
      Net Cash Provided by Financing Activities             4,085        4,366               35,094

      Net Increase In Cash                                      0            0                    0

      Beginning Cash Balance                                    0            0                    0

      Ending Cash Balance                           $           0   $        0     $              0
                                                        ========== ============      ==============





                           CARDIFF INTERNATIONAL, INC.
                         (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2004
                                  [Unaudited]


NOTE 1  Condensed Financial Statements
--------------------------------------

     The financial statements included herein have been prepared by Cardiff International, Inc. (A Development Stage Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Cardiff International, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 2003 audited financial statements and the accompanying notes thereto,as filed on Form 10KSB, with the Securities and Exchange Commission, and included herein by reference.

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2004, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended June 30, 2004, or since approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,671, stemming from general, administrative, accounting and interest expenses.

Liquidity

     At June 30, 2004, the Company had total current assets of $0 and total liabilities of $41,434.

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

                                  CARDIFF INTERNATIONAL, INC.



Date: 7/14/2004             By/S/ Charles Calello
                            Charles Calello, President and Director



Date: 7/14/2004             By/S/ Kathleen L. Morrison
                            Kathleen L. Morrison, Sec., Treasurer and Director

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



Dated: 7/14/2004                    Signature: By/S/ Charles Calello
                                               ---------------------------
                                               Charles Calello
                                               President and Director

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



Dated: 7/14/2004                   Signature:  By/S/ Kathleen L. Morrison
                                               ---------------------
                                               Kathleen L. Morrison
                                               Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Cardiff International, Inc., (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Charles Calello, President and Director and Kathleen Morrison, Secretary and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


By/S/ Charles Calello
---------------------
Charles Calello
President and Director

Dated this 14th day of July, 2004


By/S/ Kathleen L. Morrison
--------------------------
Kathleen L. Morrison
Secretary and Director

Dates this 14th day of July, 2004