Form 10KSB
period 2004-09-30
CARDIFF INTERNATIONAL INC
filed 2004-12-23
CIK 811222

10KSB
                    ANNUAL REPORT FOR THE YEAR ENDING 9/30/04

                    U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended September 30, 2004
     --------------------------------------------

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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
                            September 30, 2004 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 12, 2004 - 0. There are approximately 110,000 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past three years, and there is no par value for the Company's common stock, the Company considers the value of its shares of common stock to be $0. If the Company had a par value for its common stock, the aforementioned shares would be valued at par.

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

                                December 16, 2004
                                     675,290

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company's common stock is currently listed on the OTC-BB under the symbol "CDIF". However, there is currently no market nor has there been a market for the Company's common stock since June 1996.
approved.


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

     At  September 30, 2004, the Company  had no assets.

     During the fiscal year ended September 30, 2004, the Company had a net loss of $7,449. The Company has received no revenues in either of its two most recent fiscal years.

Liquidity.
---------

     During the fiscal years ended September 30, 2004 and 2003, a shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $5,133 and $5,116, respectively. The unsecured loan bears no interest and is due on demand.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          September 30, 2004 and 2003

          Index to Financial Statements

          Report of Independent Certified Public Accountants

          Balance Sheets - September 30, 2004 and 2003

          Statements of Operations for the years ended
          September 30, 2004 and 2003 and for the period from June 19, 1996 (date of reinstatement) through September 30, 2004.

          Statement of changes in Stockholders' (Deficit) from September 30, 1996 through September 30, 2004

          Statements of Cash Flows for the years ended
          September 30, 2004 and 2003 and for the period from June 19, 1996 (date of reinstatement) through September 30, 2004

          Notes to the Financial Statements






                                           INDEX TO FINANCIAL STATEMENTS

                                            CARDIFF INTERNATIONAL, INC.
                                           (A Development Stage Company)

                                               FINANCIAL STATEMENTS

                                                       With

                                REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                            September 30, 2004 and 2003








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

                           Financial Statements:

                           Balance Sheets                                                                 F-3

                           Statements of Operations                                                       F-4

                           Statement of Changes in Stockholders' (Deficit)                                F-5

                           Statements of Cash Flows                                                       F-6

                           Notes to Financial Statements                                                  F-7
















               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM







The Board of Directors
Cardiff International, Inc.
Salt Lake City, UT   84117

     We have audited the accompanying balance sheets of Cardiff International, Inc. (A Development Stage Company) as of September 30, 2004 and 2003, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Cardiff International, Inc. (A Development Stage Company) as of September 30, 2004 and 2003, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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


November 16, 2004



                           CARDIFF INTERNATIONAL, INC.
                         (A development Stage Company)

                                  BALANCE SHEETS


                                     ASSETS



                                                                    September    September
                                                                    30, 2004     30, 2003


Current Assets:                                                     $        -    $       -
                                                                     ----------    --------
TOTAL ASSETS                                                        $        -    $       -
                                                                     ==========    ========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                               $    1,850    $   1,854
     Accrued interest payable                                            5,496        3,176
     Loans from Stockholders                                            37,042       31,909
                                                                     ----------    --------
          Total Current Liabilities                                 $   44,388    $  36,939
                                                                     ----------    --------
                            TOTAL LIABILITIES                           44,388       36,939
                                                                     ----------    --------

Stockholders' (Deficit):
     Common Stock, no par value
     30,000,000 shares authorized
     675,290 shares issued and outstanding                             545,659      545,659
     Accumulated (deficit)                                            (544,684)    (544,684)
     Accumulated (deficit) during development stage                    (45,363)     (37,914)
                                                                     ----------   ---------
TOTAL STOCKHOLDERS' (DEFICIT)                                          (44,388)     (36,939)
                                                                     ----------   ---------
TOTAL LIABILITES AND STOCKHOLDERS' (DEFICIT)                       $         -   $        -
                                                                     ==========   =========


    The accompanying notes are an integral part of the financial statements.




                          CARDIFFF INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                              For the period
                                                                               from June 19
                                                                               1996 (date of
                                                      Years Ended             reinstatement)
                                                      September 30,              through
                                                                               September 20,
                                                 2004            2003             2004

Revenue ................................     $     --         $    --        $    --
                                              ----------      ----------     ----------

Expenses:
       Accounting and auditing .........         4,450           4,000         18,550
       Legal Fees.......................             -           1,056          1,619
       Stock Issued for Services .......             -               -            375
       Other ...........................           679              64         19,323
                                              ----------      ----------     ----------
        Total ..........................         5,129           5,120         39,867
                                              ----------      ----------     ----------
Net (Loss) .............................    $   (5,129)       $ (5,120)      $(39,867)
                                              ----------      ----------     ----------
Other(Expense)
       Interest Expense ................    $   (2,320)         (1,722)        (5,496)
                                              ----------      ----------     ----------

Net (Loss) .............................    $   (7,449)       $ (6,842)      $(45,363)
                                                                             ==========
(Loss) Per Share .......................    $     (.01)       $   (.01)      $   (.08)

Weighted Average Shares Outstanding ....       675,290         675,290        581,540
                                              ==========      ==========     ==========



    The accompanying notes are an integral part of the financial statements.



                           CARDIFF INTERNATIONAL , INC
                         (A Development Stage Company)


                 STATEMENT OF CHANGES OF STOCKHOLDERS' (DEFICT)

               From June 19, 1996 through September 30, 2004



                                                              Accumulated
                                                             Deficit during
                                Common Stock     Accumulated  Development
                  No./Shares      Amount          Deficit        Stage          Total
                  ----------      ------         -------         -----          -----

  Balance at
 June 19,
     1996          144,290       $ 543,184      $(544,684)          -        $ (1,500)

Common Stock
Issued at $.001    156,000           2,100              -           -           2,100

  Net (Loss)
 For the year
     Ended
 September 30,
     1997              -               -                -         (7,543)      (7,543)
                    -------       --------         -------        -------      -------

Balance at
September 30,
   1997            300,290          545,284      (544,684)        (7,543)      (6,943)

Net (Loss) for
Year ended
September 30,
   1998                -               -               -            (685)        (685)
                    -------         -------        -------        -------

Balance at
September 30,
   1998            300,290          545,284      (544,684)        (8,228)      (7,628)

Common stock
   issued          375,000              375            -             -            375

Net (Loss) for
Year ended
September 30,
   1999               -                 -              -          (8,217)      (8,217)
                    -------         -------      --------         -------      -------

 Balance at
 September 30,
     1999           675,290         545,659      (544,684)       (16,445)     (15,470)

  Net (Loss) for
   The year
     ended
 September 30,
     2000              -              -               -           (4,492)      (4,492)
                    -------         -------      --------         -------      -------
  Balance at
 September 30,
     2000
                    675,290         545,659      (544,684)       (20,937)     (19,962)

Net (Loss) for
the year ended
September 30,
   2001                -              -               -           (4,191)     (4,191)
                    -------        -------      ---------         -------     -------

Balance at
September 30,
   2001             675,290         545,659      (544,684)       (25,128)    (24,153)

Net (Loss) for
the year ended
September 30,          -              -               -           (5,944)     (5,944)
   2002             -------        -------        -------        -------      -------

Balance at
September 30,
2002                675,290        545,659       (544,684)       (31,072)     (30,097)
                    -------        -------        -------        --------    ----------

Net (Loss) for
the year ended
September 30,
2003                   -              -               -           (6,842)      (6,842)
                    -------        --------       -------         -------    ----------

Balance at
September 30,
2003                675,290      $ 545,659     $ (544,684)     $ (37,914)  $  (36,939)
                    -------        --------       -------         -------    ----------

Net (Loss) for
the year ended
September 30,
2004                   -              -               -           (7,449)      (7,449)
                    -------        --------       -------         -------    ----------

Balance at
September 30,
2004                675,290      $ 545,659     $ (544,684)     $ (45,363)  $  (44,388)
                    =======        =======        =======        =======     =========

    The accompanying notes are an integral part of the financial statements.



                          CARDIFF INTERNATIONAL, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS                                  For the period
                                                                                       from June 19,
                                                                                       1996 (date of
                                                                                       reinstatement)
                                                                                          through
                                                       Years Ended September 30,        September 30,
                                                          2004             2003             2004
                                                          ----             ----             ----

Cash Flows Operating Activities:
     Net (loss)                                     $   (7,449)      $   (6,842)     $    (45,363)
     Increase (decrease) in stock issued for services       0                 0               375
     Increase (decrease) in accounts payable
       and accrued expenses                              2,316            1,726             5,846
                                                     ---------        ---------          --------
Net Cash (used in) Operating Activities                 (5,133)          (5,116)          (39,142)
                                                     ---------        ---------          --------
Cash Flows from Investing Activities                         0                0                 0
                                                     ---------        ---------          --------
Cash Flows from Financing Activity:
        Common Stock Issued and
        additional paid-in capital                           0                0             2,100
        Advances from related parties                    5,133            5,116            37,042
                                                     ---------        ---------          --------
Net Cash Provided by Financing Activities:               5,133            5,116            39,142
Increase in Cash                                             0                0                 0

Cash, Beginning of Year                                      0                0                 0

Cash, Beginning of Year                                      0                0                 0
                                                     ---------        ---------          --------
Cash End of Year                                    $        0      $         0      $          0
                                                     =========        =========          ========
Interest Paid                                       $        0      $         0      $          0
                                                     =========        =========          ========
Income Taxes Paid                                   $        0      $         0      $          0
                                                     =========        =========          ========


    The accompanying notes are an integral part of the financial statements.

                           CARDIFF INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


Note 1 - Summary of Accounting Policies and Description of Business

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

(f) Cash and Cash Equivalents

     The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(g) Fair Value of Financial Instruments

     Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying value of the Company's cash, cash equivalents, and accounts payable approximate their estimated fair values due to their short-term maturities.

(h) Concentrations

     Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2003 and June 30, 2004, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(i) Revenue Recognition

The Company has had no revenue to date.

(j) Recent Accounting Pronouncements

     There were various accounting standards and interpretations issued during 2004 and 2003, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

(k) Income taxes

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

(l) Other

The Company has selected September 30 as its fiscal year end.

The company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

Note 2 - Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency. These matters raise substantial doubt about the Company's ability to continue as going concern. Management is attempting to locate a business combination candidate.

     In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 3 - Income Taxes

     As of September 30, 2004 and 2003, the Company had an estimated net operating loss carry forward of $45,000 and $38,000, respectively, to offset future taxable income. Due to a change in control in 1996, the net operating losses at that time were practically worthless, therefore only the net operating loss accumulated since that date is carried forward for income tax purposes. The net operating loss carry forward, if not used, will expire in various years through September 30, 2024, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.



Significant components of the Company's net deferred income tax asset are as follows:


                                                                                September 30,
                                                                             2004               2003
         Net operating losses carry forward                            $      8,400       $     7,000
         Deferred income tax allowance                                        (8,400)           (7,000)
         Net deferred income tax assets                                $              -       $            -

     The net change in the deferred income tax allowance was $1400. The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

         Tax (benefit) at Federal statutory rate                               (15.00)%
         State tax (benefit) net of Federal benefit                              (3.50)
         Valuation allowance                                                    18.50
         Tax provision (benefit)                                                        -

Note 4 - Related Party Transactions

     As of September 30, 2004 and 2003, the Company had outstanding accounts payable to stockholders totaling $37,042 and $31,909, respectively. The balance payable is uncollateralized, bears interest at %6 and has no written repayment terms.

     The Company and certain related parties share common office facilities and staff. Costs for these shared expenses are allocated to the various entities. Had the Company not shared facilities and staff with other related parties, the operating results may have been materially different.

Note 5 - Common Stock Issued

     During the year ended September 30, 1997, the Company issued 156,000 shares of its restricted common stock to a consultant for cash of $156, and $1,944 of Company expenses paid by the consultant. During the year ended September 30, 1999, the Company issued 375,000 shares of its restricted common stock for services, of which 125,000 were issued to a stockholder/officer of the Company. The shares and services were recorded in the financial statements at $.001 per share par value, which is management's estimate of fair value.

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

Code of Ethics.
---------------

     The Company is in the process of adopting a Code of Ethics for our executive officers. We expect to adopt such a Code of Ethics at our next Board of Directors meeting.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                                Secur-
                                                ities         All
Name and   Year or               Other   Rest-  Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricted lying   Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock  Options outs  ensat'n
-----------------------------------------------------------------

Charles J.     9/30/04    0     0     0     0      0     0   0
Calello        9/30/03    0     0     0     0      0     0   0
President,     9/30/02    0     0     0     0      0     0   0
Director

Kathleen L.    9/30/04    0     0     0     0      0     0   0
Morrison       9/30/03    0     0     0     0      0     0   0
Secretary,     9/30/02    0     0     0     0      0     0   0
Director

Clay Calello   9/30/04    0     0     0     0      0     0   0
Vice           9/30/03    0     0     0     0      0     0   0
President and  9/30/02    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending September 30, 2004, 2003, or 2002, or the period ending on the date of this Report. Mr. Charles Calello, President and Director was issued 125,000 shares of the Company's "Restricted" common stock on December 15, 1998.

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

Item 15.  Principal Accounting Fees and Services.
-------------------------------------------------

     The Following is a summary of the fees billed to Cardiff by its principal accountants during the fiscal years ended September 30, 2004 and 2003:

        Fee category                            2003            2002
        ------------                            ----            ----

        Audit fees                            $ 4,100         $ 4,000

        Audited-related fees                  $     -         $     -

        Tax fees                              $   350         $     -

        All other fees                        $     -         $     -
                                                -----           -----
        Total fees                            $ 4,450         $ 4,000

     Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of Cardiff's annual financial statements and review of the financial statements included in Cardiff's Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Cardiff's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal acountant are performed pursuant to a written engagement letter between us and the principal accountant.



                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARDIFF INTERNATIONAL, INC.



Date: 12/23/04                         By/S/ Charles Calello
                                       Charles Calello
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        CARDIFF INTERNATIONAL, INC.



Date: 12/23/04                          By/S/ Charles Calello
                                        Charles Calello
                                        President and Director



Date: 12/23/04                          By/S/ Kathleen Morrison
                                        Kathleen Morrison
                                        Secretary and Director

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



Dated:  12/23/04          Signature: By/S/ Charles Calello
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



Dated:  12/23/04                 Signature:    By/S/Kathleen Morrison
        -----------------                       -----------------
                                                Kathleen L. Morrison
                                                Secretary/Treasurer and Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Cardiff International, Inc. (the "Registrant") on Form 10-KSB for the year ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Charles J. Calello, President and Director and Kathleen L. Morrison, Secretary, Treasurer and Director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


By/S/ Charles Calello
-----------------
Charles  Calello
President and Director
Dated this 23rd day of December, 2004.


By/S/ Kathleen Morrison
-----------------
Kathleen L. Morrison
Secretary, Treasurer and Director
Dated this 23rd day of December, 2004