Form 10QSB
period 2004-12-31
CARDIFF INTERNATIONAL INC
filed 2005-02-11
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2004

                       Commission File Number:  33-12346-D


                          Cardiff International, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Colorado                                     84-1044583
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

            4685 Highland Drive, Suite 202, Salt Lake City, UT 84117
           ----------------------------------------------------------
                    (Address of principal executive offices)

                 Issuer's Telephone Number:  (801) 278-9424

                                       N/A
                                     -------
          (Former Name or Former Address, if changed since last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)    Yes X   No___                 (2)    Yes X   No___

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                December 31, 2004
                                     675,290

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the financial statements fairly present the financial condition of the Registrant.





                                      INDEX

                                                                             Page
                                                                            Number

Part I.           Financial Information

Item I.  Financial Statements

                  Balance Sheets as of December 31, 2004                        4
                    and September 30, 2004 (Unaudited)

                  Statements of Operations, Three Months                        5
                    Ended December 31, 2004 and 2003
                    And for the period from June 19, 1996 (date of
                    Reinstatement) through December 31, 2004 (Unaudited)

                  Statements of Cash Flows, Three Months                        6
                    Ended December 31, 2004 and 2003
                    And for the period from June 19, 1996 (date of
                    Reinstatement) through December 31, 2004 (Unaudited)

                  Notes to Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of                                8
                    Financial Conditions and Results of
                    Operations

Part II.  Other Information



                        Cardiff International, Inc.

                              BALANCE SHEETS


                                 ASSETS

                                              December 31     September 30
                                                  2004                 2004
                                              (Unaudited)     (See Note 1)
                                              ------------     -----------

Current Assets                                $         -      $        -
                                              -----------      ----------
  Total Current Assets                                  -               -

  Total Assets                                $         -      $        -
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                               1,850           1,850
     Accrued interest payable                       6,067           5,496
     Accounts payable, stockholder                 37,942          37,042
                                              -----------      ----------
  Total Current Liabilities                        45,859          44,388
                                              -----------      ----------
  Total Liabilities                                45,859          44,388


Stockholders' (Deficit):
 Common Stock, no par value,
     30,000,000 shares authorized
     675,290 shares issued and
     outstanding                                  545,659         545,659
Accumulated (deficit)                            (544,684)       (544,684)
Accumulated (deficit) during development stage    (46,834)        (45,363)
                                              -----------      ----------
Total Stockholders' (Deficit)                     (45,859)        (44,388)
                                              -----------      ----------

Total Liabilities and Stockholders'
 (Deficit)                                    $         -      $        -
                                              ===========      ==========






The accompanying notes are an integral part of the financial statements.





                          Cardiff International, Inc.

                           STATEMENT OF OPERATIONS
                                (Unaudited)


                                                             For the Period
                                                              From June 19,
                                                             1996 (date of
                                                             reinstatement)
                                 Three Months Ended            through
                                     December 31,             December 31,
                                2004            2003            2004



Revenues                     $         -    $          -     $           -
                             -----------     -----------     -------------

Operating Expenses:
    Accounting and auditing          750             750            19,300
    Legal Fees                         -               -             1,619
    Stock Issued for Services          -               -               375
    Other                            150             337            19,473
                             -----------     -----------     -------------
 Total Operating Expenses            900           1,087            40,767
                             -----------     -----------     -------------

Net Operating (Loss)                (900)         (1,087)          (40,767)
                             -----------     -----------     -------------
Other Expenses:
    Interest expense                 571             399            (6,067)
                             -----------     -----------     -------------
Net (Loss)                   $    (1,471)    $    (1,486)    $     (46,834)

Loss Per Share               $       Nil     $       Nil     $        (.08)
                             ===========     ===========     =============

Weighted Average Number
 of Shares Outstanding           675,290         675,290           609,372
                             ===========     ===========     =============







The accompanying notes are an integral part of the financial statements.

                                    5



                          Cardiff International, Inc.

                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                               For the Period
                                                                From June 19,
                                                               1996 (date of
                                                               reinstatement)
                                      Three Months Ended          through
                                           December 31,         December 31,
                                          2004          2003          2004
                                      ------------  ----------   -------------
Cash Flows from Operating
 Activities:
   Net (loss)                       $    (1,471) $    (1,486) $     (46,834)
   Adjustments to reconcile net
    Loss to net cash used in
    Operating activities:
     Stock issued for services                                          375
     Increase in accounts payable
      and accrued expenses                  571        1,145          6,417
                                     -----------  ----------   ------------
Net Cash (Used in) Operating
 Activities                                (900)        (341)       (40,042)
                                     -----------  ----------   ------------

Cash Flows from Investing
 Activities:                         -----------  ----------   ------------
                                               -           -
                                     -----------  ----------   ------------
Cash Flows from Financing
 Activities:
   Common stock issued and
    additional paid-in capital                                        2,100
   Advances from related parties            900          341         37,942
                                     -----------  ----------   ------------
Net Cash Provided by Financing
 Activities                                 900          341         40,042
                                     -----------  ----------   ------------

Increase in Cash                               -           -

Cash, Beginning of Period                      -           -
                                     -----------  ----------   ------------
Cash, End of Period                  $         -  $        -   $
                                     ===========  ==========   ============
Interest Paid                        $         -  $        -   $
                                     ===========  ==========   ============
Income Taxes Paid                    $         -  $        -   $
                                     ===========  ==========   ============



The accompanying notes are an integral part of the financial statements.



                         Cardiff International, Inc.

                        NOTES TO FINANCIAL STATEMENTS
                        December 31, 2004 (Unaudited)


(1)   Condensed Financial Statements

     The financial statements included herein have been prepared by Cardiff International, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Cardiff International, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Cardiff International, Inc. later in the year.

     The management of Cardiff International, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)  Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

     In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

     Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provides an opportunity for the Company to continue as a going concern.

Item 2.Management's Discussion and Analysis or Plan of Operation.

     In connection with the "safe harbor" provisions of federal securities laws, readers of this document and any document incorporated by reference herein, are advised that these documents contain both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 2004, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations

     The Company has had no operations during the quarterly period ended December 31, 2004, or since approximately 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,471, stemming from general, administrative, accounting and interest expenses.

Liquidity

     At December 31, 2004, the Company had total current assets of $0 and total liabilities of $45,859.

Controls and Procedures

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

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None; not applicable.

Item 2.  Changes in Securities

         None; not applicable.

Item 3.  Defaults upon Senior Securities

         None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None; not applicable.

Item 5.  Other Information

         None; not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

31.1     302 Certification of Kathleen L. Morrison
31.2     302 Certification of Charles Callelo
32       906 Certification

(a)      Reports on Form 8-K

         None; not applicable.

     A summary of any Exhibits is modified in its entirety by reference in the actual Exhibit.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Cardiff International, Inc.



Date: 2-11-04                      By/S/ Charles Calello
      ________________________     _________________________________________
                                   Charles Calello, President, Director and
                                    Chief Executive Officer



Date: 2-11-04                      By/S/ Kathleen Morrison
      ________________________     _________________________________________
                                   Kathleen Morrison, Secretary, Treasurer,
                                    Director and Chief Financial Officer