Form 10QSB
period 2005-03-31
CARDIFF INTERNATIONAL INC
filed 2005-05-16
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2005

                       Commission File Number:  33-12346-D


                          Cardiff International, Inc.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)

        Colorado                                     84-1044583
        --------                                     ----------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

            4685 Highland Drive, Suite 202, Salt Lake City, UT 84117
            --------------------------------------------------------
                    (Address of principal executive offices)

                 Issuer's Telephone Number:  (801) 278-9424

                                       N/A
                                       ---
          (Former Name or Former Address, if changed since last Report)

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

                                  May 10, 2005
                                     675,290

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the financial statements fairly present the financial condition of the Registrant.


                                         CARDIFF INTERNATIONAL, INC.
                                                BALANCE SHEETS
                                    March 31, 2005 and September 30, 2004

                                                                           3/31/2005             9/30/2004
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets
           Cash                                                       $                0    $                0
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                         $           41,448    $           37,042
      Interest Expense                                                             6,737                 5,496
      Accounts Payable                                                                 0                 1,850
                                                                        -----------------     -----------------
           Total Liabilities                                          $           48,185    $           44,388


Stockholders' (Deficit):
           Common Stock, no par value;
           authorized 30,000,000 shares; issued and
           outstanding, 675,290 shares                                           545,659               545,659
      Accumulated Deficit                                                       (544,684)             (544,684)
      Accumulated Deficit during development stage                               (49,160)              (45,363)
                                                                        -----------------     -----------------
           Total Stockholders' Deficit                                           (48,185)              (44,388)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $                0    $                0
                                                                        =================     =================


NOTE TO FINANCIAL STATEMENTS:

     Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The September 30, 2004 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                                      CARDIFF INTERNATIONAL, INC.
                                       STATEMENTS OF OPERATIONS
                   For the Three and Six Month Periods Ended March 31, 2005 and 2004

                                              Three Months    Three Months    Six Months    Six Months    Period Reinstatement
                                                 Ended            Ended          Ended         Ended      June 9, 1996 through
                                               3/31/2005        3/31/2004      3/31/2005     3/31/2004        3/31/2005
                                              -------------   --------------  ------------  ------------  ------------------
                                              [Unaudited]      [Unaudited]     [Unaudited]   [Unaudited]     [Unaudited]
REVENUE
     Income                                 $            0  $             0 $           0 $           0 $                 0
                                              -------------   --------------  ------------  ------------  ------------------
NET REVENUE                                              0                0             0             0                   0

Operating Expenses
     Accounting and Auditing                         1,100              750         1,850         1,500              20,400
     Legal Fees                                          4                0             4             0               1,623
     Stock Issued for Services                           0                0             0             0                 375
     Other                                             552                0           702           337              20,025
                                              -------------   --------------  ------------  ------------  ------------------
Total Operating Expenses                             1,656              750         2,556         1,837              42,423

                                              -------------   --------------  ------------  ------------  ------------------
Net Operating (Loss)                                (1,656)            (750)       (2,556)       (1,837)            (42,423)

Other Expenses
     Interest Expense                                  670              588         1,241           987               6,737
                                              -------------   --------------  ------------  ------------  ------------------
Net loss                                    $       (2,326) $        (1,338)$      (3,797)$      (2,824)$           (49,160)
                                              =============   ==============  ============  ============  ==================
Loss Per Share                              $          Nil  $           Nil $       (0.01)$       (0.01)$             (0.07)
                                              =============   ==============  ============  ============  ==================

Weighted Average Shares Outstanding                675,290          675,290       675,290       675,290
                                              =============   ==============  ============  ============


                            CARDIFF INTERNATIONAL, INC.
                              STATEMENTS OF CASH FLOWS
              For the Six Month Periods Ended March 31, 2005 and 2004

                                                      Six Months        Six Months      Period Reinstatement
                                                        Ended             Ended         June 9, 1996 through
                                                      3/31/2005         3/31/2004            3/31/2005
                                                    ---------------   ---------------   --------------------
                                                     [Unaudited]       [Unaudited]          [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------------------
  Net Loss                                        $         (3,797) $         (2,824) $             (49,160)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock issued for Services                                                                           375
    Increase/(Decrease) in accounts payable                   (609)              633                  5,237
                                                    ---------------   ---------------   --------------------
      Net Cash Used For Operating Activities                (4,406)           (2,191)               (43,548)
                                                    ===============   ===============   ====================

Cash Flows Provided by Financing Activities                      0                 0                      0
----------------------------------------------------

      Common Stock Issued and
            Additional Paid-in-Capital                           0                 0                  2,100

      Advances from Related Parties                          4,406             2,191                 41,448
                                                    ---------------   ---------------   --------------------

      Net Cash Provided by Financing Activities              4,406             2,191                 43,548

      Net Increase In Cash                                       0                 0                      0

      Beginning Cash Balance                                     0                 0                      0

      Ending Cash Balance                         $              0 $               0 $                    0
                                                    ---------------   ---------------   --------------------


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

(3)  Subsequent Event

     During April 2005, the Company signed a Letter of Intent with an entity, whereby the Company would acquire the entity in exchange for 20,075,000 shares of the Company's common stock. The closing is subject to certain requirements and there is no assurance that this transaction will be completed.

Item 2.Management's Discussion and Analysis of financial Condition or Plan of Operation.

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

Plan of Operation.

     Except as otherwise discussed under the Section Reports on Form 8-K hereinafter, the following discussion is as of the date of this Quarterly Report ended March 31, 2005. See Reports on Current Reports on Form 8-K below.

     The Company has not engaged in any material operations in the period ending March 31, 2005, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations

     The Company has had no operations during the period ended March 31, 2005, or since approximately 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $2,326 and $3,797 for the three and six month periods ended March 31, 2005, stemming from general, administrative, accounting and interest expenses.

Liquidity

     At March 31, 2005, the Company had total current assets of $0 and total liabilities of $48,185.

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

         See Reports on Form 8-K below.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

31.1 302 Certification of Clay Callelo, the Company's Vice President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2 302 Certification of Charles Callelo, the Company's President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32      906 Certification of Charles Callelo

(b)     Reports on Form 8-K

     Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 22, 2005 and is incorporated herein by this reference.

     The following is an excerpt from the Item 99.1 disclosure contained in the Current Report on Form 8-K.

     April 21, 2005 - Cardiff International, Inc., a Colorado corporation ("Cardiff" or the "Company") (OTCBB: CDIF), announced the execution of a Letter of Intent to acquire Legacy Card Company, Inc., a Nevada corporation ("Legacy"), in exchange for 20,075,000 shares of Cardiff common stock that is comprised of "restricted securities" under Rule 144 for all of the outstanding shares of Legacy common stock at the effective time of the Closing.

     Legacy, formerly a California LLC, has developed the Commitment 529 Tuition Card, a MasterCard that makes a difference. The Legacy program leverages the two biggest economic forces in society-consumer spending and the consumer credit market-to create the most unique value-added credit card program in decades. Legacy's Commitment 529 Tuition Card helps solve a real need for America's families - saving for your child's college education.

     The Commitment 529 Tuition Card is a unique, tax-free educational savings reward credit card that concentrates consumer loyalty and buying on national retailers in the Legacy merchant coalition. Several leading retailers have signed-on to our tuition rewards program. They will contribute from 1% to 10% on card spend to the cardholder's child's "529" tax-free educational fund account. This retailer contribution will be supplemented by a 0.5% to 1.0% contribution from our card issuer; importantly, this contribution is applicable no matter where the cardholder shops-encouraging regular and daily use of our card above all others. Closing of the definitive agreement is subject to certain requirements including completion of final documentation, due diligence and other customary pre-closing conditions.


     A summary of any Exhibits is modified in its entirety by reference in the actual Exhibit.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Cardiff International, Inc.



Date: 5-16-05                      By/S/ Charles Calello
      ________________________     _________________________________________
                                   Charles Calello, President an Director



Date: 5-16-05                      By/S/ Clay Calello
      ________________________     _________________________________________
                                   Clay Calello, Vice President and Director