Form 10QSB
period 2005-06-30
CARDIFF INTERNATIONAL INC
filed 2005-08-03
CIK 811222

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005

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

                               July  11, 2005
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

                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS


                                               6/30/05               9/30/04
                                           ----------------    -----------------
                                            [Unaudited]            (See Note 1)

                                     ASSETS
Assets:

     Cash                                 $               0      $             0
     Total Assets                         $               0      $             0

                                           ================       ==============

                      LIABILITIES & STOCKHOLDERS' (DEFICIT)

Current Liabilities:

      Accounts Payable, Stockholders      $          42,900      $        37,042
      Accrued Interest Payable                        7,373                5,496
      Accounts Payable                                    0                1,850
                                           ----------------       --------------
          Total Liabilities                          50,273               44,388
                                           ================       ==============

Stockholders' (Deficit):
     Common Stock, no par value;
          authorized 30,000,000 shares;
          issued and outstanding
          675,290 shares
     Paid-in Capital                                545,659              545,659
     Accumulated (Deficit)                         (544,684)            (544,684)
    Accumulated (Deficit) during development stage  (51,248)             (45,363)
                                           ----------------       --------------
     Total Stockholders' (Deficit)                  (50,273)             (44,388)
                                           ----------------       --------------
          Total Liabilities and
          Stockholders (Deficit)            $               0      $             0
                                           ================       ==============



                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
                                 [Unaudited]

                                      Three Months       Three Months       Nine Months    Nine Months    Period Reinstatement
                                         Ended              Ended             Ended          Ended         June 9, 1996 through
                                        6/30/05            6/30/04           6/30/05        6/30/04             6/30/05
                                     --------------    --------------    --------------- --------------       ----------

REVENUE
      Income                     $               0  $             0   $             0   $               0   $           0
                                     ---------------- -------------     -------------    ----------------  --------------
NET REVENUE                                      0                0                 0                   0               0

OPERATING EXPENSES
     Accounting and Auditing                   750            1,100             2,600               2,600          21,150
     Legal Fees                                682                0               686                   0           2,305
     Stock Issued for Services                   0                0                 0                   0             375
     Other                                      20               44               722                 381          20,045
                                     --------------   -------------     -------------    ----------------  --------------
TOTAL OPERATING EXPENSES                     1,452            1,144             4,008               2,981          43,875
                                     --------------   -------------     -------------    ----------------  --------------
NET OPERATING LOSS               $          (1,452) $        (1,144)  $        (4,008)             (2,981)        (43,875)
                                     --------------   -------------     -------------    ----------------  --------------
INTEREST EXPENSE                               636              527             1,877               1,514           7,373

NET LOSS                                    (2,088)          (1,671)           (5,885)             (4,495)        (51,248)
                                     =============    =============     =============    ================  ==============
LOSS PER SHARE                                 Nil              Nil             (0.01)              (0.01)          (0.08)
                                     ==============   ==============    ==============   ================= ===============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                              675,290          675,290           675,290             675,290         675,290
                                     ==============   ==============    ==============   ================= ===============


                           CARDIFF INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
                                 [Unaudited]

                                                    Nine Months   Nine Months    Period Reinstatement
                                                       Ended        Ended        June 9, 1996 through
                                                      6/30/05       6/30/04          6/30/2005
                                                    ----------   -----------        -----------

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                              $  (5,885)  $   (4,495)    $        (51,248)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Stock Issued for Services                                                                    375
   Increase/(Decrease) in Accounts Payable
    and Accrued Expenses                                       27          410                5,873
                                                        ----------  -----------        -------------
      Net Cash (Used in) Operating Activities           $  (5,858)      (4,085)             (45,000)
                                                        ----------  -----------        -------------

Cash Flows Provided by Financing Activities
-------------------------------------------

      Common Stock Issued and
        Additional Paid-in-Capital                              0            0                2,100

      Advances from Related Parties                         5,858        4,085               42,900
                                                        ----------  -----------        -------------
      Net Cash Provided by Financing Activities             5,858        4,085               45,000

      Net Increase In Cash                                      0            0                    0

      Beginning Cash Balance                                    0            0                    0
                                                        ========== ============      ==============
      Ending Cash Balance                           $           0   $        0     $              0
                                                        ========== ============      ==============





                           CARDIFF INTERNATIONAL, INC.
                         (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2005
                                  [Unaudited]


NOTE 1  Condensed Financial Statements
--------------------------------------

     The financial statements included herein have been prepared by Cardiff International, Inc. (A Development Stage Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Cardiff International, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and the accompanying notes thereto, as filed on Form 10KSB, with the Securities and Exchange Commission, and included herein by reference.

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

NOTE 3  Letter of Intent
------------------------

     During April 2005, the Company signed a Letter of Intent with an entity, whereby the Company would acquire the entity in exchange for 20,075,000 shares of the Company's common stock. The closing is subject to certain requirements and there is no assurance that this transaction will be completed.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     On April 22, 2005 the Company filed a Current Report on Form 8-K announcing the execution of a Letter of Intent to acquire Legacy Card Company, Inc., a Nevada corporation ("Legacy") in exchange for 20,075,000 shares of Cardiff common stock that is comprised of "restricted securities" under Rule 144 for all of the outstanding shares of Legacy common stock at the effective time of the Closing. The new company will be led by the management team and board of directors from Legacy. Closing of the definitive agreement is subject to certain requirements including completion of final documentation, due diligence and other customary pre-closing conditions. There is no assurance this transaction will be completed.

     Except as otherwise discussed above and under the Section Reports on Form 8-K hereinafter, the following discussion is as of the date of this Quarterly Report ended June 30, 2005. See Current Reports on Form 8-K below.

     The Company has not engaged in any material operations in the period ending June 30, 2005, or since 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended June 30, 2005, or since approximately 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,452, stemming from general, administrative, accounting and interest expenses.

Liquidity

     At June 30, 2005, the Company had total current assets of $0 and total liabilities of $50,273.

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

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

     EX 31.1 Certification of Charles Calello, the Company's President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     EX 31.2 Certification of Clay Calello, the Company's Vice President and Director, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     EX 32 Certification of Charles Calello and Clay Calello pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)Reports on Form 8-K.

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

                                  CARDIFF INTERNATIONAL, INC.



Date: 7/27/2005             By/S/ Charles Calello
                            Charles Calello, President and Director



Date: 7/27/2005             By/S/ Clay Calello
                            Clay Calello, Vice President and Director