Form 10KSB
period 2005-09-30
CARDIFF INTERNATIONAL INC
filed 2005-10-25
CIK 811222

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended September 30, 2005
     --------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                           Commission File No. 000-49709
                           ------------------------------

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

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                    ----    ----

     Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                   ----    ----

     State Issuer's revenues for its most recent fiscal year:
                            September 30, 2005 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     October 20, 2005 - 0. There are approximately 110,000 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past three years, and there is no par value for the Company's common stock, the Company considers the value of its shares of common stock to be $0. If the Company had a par value for its common stock, the aforementioned shares would be valued at par.

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

                                October 20, 2005
                                     675,290

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

     Except as otherwise discussed above and under the Section Reports on Form 8-K hereinafter, the following discussion is as of the date of this Annual Report ended September 30, 2005. See Current Reports on Form 8-K below.

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

Penny Stock.
------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

     *    with a price of less than five dollars per share;

     *    that are not traded on a "recognized" national exchange;

     *    whose prices are not quoted on the NASDAQ automated  quotation system;
          or

     * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule   15g-9  of  the   Securities   and   Exchange   Commission   requires
broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.

     This procedure requires the broker/dealer to:

     * get information about the investor's financial situation, investment experience and investment goals;

     * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Reporting Obligations.
     ----------------------

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K12G3.

     If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. Effective August 22, 2005, any acquisition that will result in our Company no longer being a "blank check" or "blind pool" company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

     Small Business Issuer.
     ----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

     The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like our Company, and may make the use of these companies obsolete.

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

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
         ------------------------------------------------

Market Information
------------------

     The Company's common stock is currently listed on the OTC-BB under the symbol "CDIF". However, there is currently no active trading market nor has there been an active trading market for the Company's common stock since June 1996.

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

Recent Sales of "Restricted Securities".
----------------------------------------

     There have been no issuances of the Company's common stock since the year ended September 30, 1999.

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

     Except as otherwise discussed above and under the Section Reports on Form 8-K hereinafter, the following discussion is as of the date of this Annual Report ended September 30, 2005. See Current Reports on Form 8-K below.

     Other than the above mentioned Letter of Intent, the Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of September 30, 2005, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $50,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

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

     At  September 30, 2005, the Company  had no assets.

     During the fiscal year ended September 30, 2005, the Company had a net loss of $8,404. The Company has received no revenues in either of its two most recent fiscal years.

Liquidity.
---------

     During the fiscal years ended September 30, 2005 and 2004, a shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $7,717 and $5,133, respectively. The unsecured loan bears minimal annual interest and is due on demand.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          September 30, 2005 and 2004

          Index to Financial Statements

          Report of Independent Certified Public Accountants

          Balance Sheets - September 30, 2005 and 2004

          Statements of Operations for the years ended
          September 30, 2005 and 2004 and for the period from June 19, 1996 (date of reinstatement) through September 30, 2005.

          Statement of changes in Stockholders' (Deficit) from September 30, 1996 through September 30, 2005

          Statements of Cash Flows for the years ended
          September 30, 2005 and 2004 and for the period from June 19, 1996 (date of reinstatement) through September 30, 2005

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

                                                     CARDIFF INTERNATIONAL, INC.
                                                    (A Development Stage Company)

                                                        FINANCIAL STATEMENTS

                                                                With

                                       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                                     September 30, 2005 and 2004








                           Report of Independent Registered Public Accounting Firm                        F-2

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








                                                                     F-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM







The Board of Directors
Cardiff International, Inc.
Salt Lake City, UT   84117

     We have audited the accompanying balance sheets of Cardiff International, Inc. (A Development Stage Company) as of September 30, 2005 and 2004, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     The accompanying balance sheets have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211


October 14, 2005



                           CARDIFF INTERNATIONAL, INC.
                         (A development Stage Company)

                                  BALANCE SHEETS


                                     ASSETS



                                                                    September    September
                                                                    30, 2005     30, 2004
                                                                     ----------    --------

Current Assets:                                                     $        -    $       -
                                                                     ----------    --------
TOTAL ASSETS                                                        $        -    $       -
                                                                     ==========    ========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                               $        -    $   1,850
     Accrued interest payable                                            8,033        5,496
     Accounts payable, stockholder                                      44,759       37,042
                                                                     ----------    --------
          Total Current Liabilities                                 $   52,792    $  44,388
                                                                     ----------    --------
                            TOTAL LIABILITIES                           52,792       44,388
                                                                     ----------    --------
     Commitments and contingencies (Notes 2, 3, 4 and 7)

Stockholders' (Deficit):
     Common Stock, no par value
     30,000,000 shares authorized
     675,290 shares issued and outstanding                             545,659      545,659
     Accumulated (deficit)                                            (544,684)    (544,684)
     Accumulated (deficit) during development stage                    (53,767)     (45,363)
                                                                     ----------   ---------
TOTAL STOCKHOLDERS' (DEFICIT)                                          (52,792)     (44,388)
                                                                     ----------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $         -   $        -
                                                                     ==========   =========


    The accompanying notes are an integral part of the financial statements.




                           CARDIFF INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                              For the period
                                                                               from June 19
                                                                               1996 (date of
                                                      Years Ended             reinstatement)
                                                      September 30,              through
                                                                               September 30,
                                                 2005            2004             2005

Revenue ................................     $     --         $    --        $    --
                                              ----------      ----------     ----------

Expenses:
       Accounting and auditing .........         4,100           4,450         22,650
       Legal Fees.......................           746               0          2,365
       Stock Issued for Services .......             0               0            375
       Other ...........................         1,021             679         20,344
                                              ----------      ----------     ----------
        Total ..........................         5,867           5,129         45,734
                                              ----------      ----------     ----------
Net Operating (Loss) ...................    $   (5,867)       $ (5,129)      $(45,734)
                                              ----------      ----------     ----------
Other(Expense)
       Interest Expense ................    $   (2,537)         (2,320)        (8,033)
                                              ----------      ----------     ----------

Net (Loss) .............................    $   (8,404)       $ (7,449)      $(53,767)
                                                                             ==========
(Loss) Per Share .......................    $     (.01)       $   (.01)      $   (.09)
                                              ==========      ==========     ==========
Weighted Average Shares Outstanding ....       675,290         675,290        591,957
                                              ==========      ==========     ==========



    The accompanying notes are an integral part of the financial statements.



                           CARDIFF INTERNATIONAL, INC
                         (A Development Stage Company)


                 STATEMENT OF CHANGES OF STOCKHOLDERS' (DEFICIT)

               From September 30, 1996 through September 30, 2005



                                                              Accumulated
                                                             Deficit during
                                Common Stock     Accumulated  Development
                  No./Shares      Amount          Deficit        Stage          Total
                  ----------      ------         -------         -----          -----

  Balance at
 June 19,
     1996          144,290       $ 543,184      $(544,684)          -        $ (1,500)

Common Stock
Issued at $.001    156,000           2,100              -           -           2,100

  Net (Loss)
 For the year
     Ended
 September 30,
     1997              -               -                -         (7,543)      (7,543)
                    -------       --------         -------        -------      -------

Balance at
September 30,
   1997            300,290          545,284      (544,684)        (7,543)      (6,943)

Net (Loss) for
Year ended
September 30,
   1998                -               -               -            (685)        (685)
                    -------         -------        -------        -------

Balance at
September 30,
   1998            300,290          545,284      (544,684)        (8,228)      (7,628)

Common stock
   issued          375,000              375            -             -            375

Net (Loss) for
Year ended
September 30,
   1999               -                 -              -          (8,217)      (8,217)
                    -------         -------      --------         -------      -------

 Balance at
 September 30,
     1999           675,290         545,659      (544,684)       (16,445)     (15,470)

  Net (Loss) for
   The year
     ended
 September 30,
     2000              -              -               -           (4,492)      (4,492)
                    -------         -------      --------         -------      -------
  Balance at
 September 30,
     2000
                    675,290         545,659      (544,684)       (20,937)     (19,962)

Net (Loss) for
the year ended
September 30,
   2001                -              -               -           (4,191)     (4,191)
                    -------        -------      ---------         -------     -------

Balance at
September 30,
   2001             675,290         545,659      (544,684)       (25,128)    (24,153)

Net (Loss) for
the year ended
September 30,          -              -               -           (5,944)     (5,944)
   2002             -------        -------        -------        -------      -------

Balance at
September 30,
2002                675,290        545,659       (544,684)       (31,072)     (30,097)
                    -------        -------        -------        --------    ----------

Net (Loss) for
the year ended
September 30,
2003                   -              -               -           (6,842)      (6,842)
                    -------        --------       -------         -------    ----------

Balance at
September 30,
2003                675,290      $ 545,659     $ (544,684)     $ (37,914)  $  (36,939)
                    -------        --------       -------         -------    ----------

Net (Loss) for
the year ended
September 30,
2004                   -              -               -           (7,449)      (7,449)
                    -------        --------       -------         -------    ----------

Balance at
September 30,
2004                675,290      $ 545,659     $ (544,684)     $ (45,363)  $  (44,388)
                    -------        -------        -------        -------     ---------

Net (Loss) for
the year ended
September 30,
2005                   -              -               -           (8,404)      (8,404)
                    -------        -------        -------        -------     ---------
Balance at
September 30,
2005                675,290      $ 545,659     $ (544,684)     $ (53,767)  $  (52,792)
                    =======        =======        =======        =======     =========

    The accompanying notes are an integral part of the financial statements.



                          CARDIFF INTERNATIONAL, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS                                  For the period
                                                                                       from June 19,
                                                                                       1996 (date of
                                                                                       reinstatement)
                                                                                          through
                                                       Years Ended September 30,        September 30,
                                                          2005             2004             2005
                                                          ----             ----             ----

Cash Flows Operating Activities:
     Net (loss)                                     $   (8,404)      $   (7,449)     $    (53,767)
     Stock issued for services                               -                -               375
     Increase (decrease) in accounts payable
       and accrued expenses                                687            2,316             6,533
                                                     ---------        ---------          --------
Net Cash (used in) Operating Activities                 (7,717)          (5,133)          (46,859)
                                                     ---------        ---------          --------
Cash Flows from Investing Activities                         -                -                 -
                                                     ---------        ---------          --------
Cash Flows from Financing Activity:
        Common Stock Issued and
        additional paid-in capital                           -                -             2,100
        Advances from related parties                    7,717            5,133            44,759
                                                     ---------        ---------          --------
Net Cash Provided by Financing Activities:               7,717            5,133            46,859
                                                     ---------        ---------          --------
Increase in Cash                                             0                0                 0
                                                     ---------        ---------          --------
Cash, Beginning of Year                                      0                0                 0
                                                     ---------        ---------          --------
Cash End of Year                                    $        0      $         0      $          0
                                                     =========        =========          ========
Interest Paid                                       $        0      $         0      $          0
                                                     =========        =========          ========
Income Taxes Paid                                   $        0      $         0      $          0
                                                     =========        =========          ========


    The accompanying notes are an integral part of the financial statements.

                           CARDIFF INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


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

(g) Fair Value of Financial Instruments

     Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying value of the Company's payables approximate their estimated fair values due to their short-term maturities.

(h) Concentrations

     Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At September 30, 2005 and 2004, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(i) Revenue Recognition

     The Company has had no revenue to date.

(j) Recent Accounting Pronouncements

     There were various accounting standards and interpretations issued during 2005 and 2004, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

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

     In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. However, ther is no assurance that it will be successful. Until such time as the Company is able to complete a business combination the Company will continue to rely on management and shareholders to provide sufficient capital resources to meet financing requirements. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 3 - Income Taxes

     As of September 30, 2005 and 2004, the Company had an estimated net operating loss carry forward of $54,000 and $45,000, respectively, to offset future taxable income. Due to a change in control in 1996, the net operating losses at that time were practically worthless, therefore only the net operating loss accumulated since that date is carried forward for income tax purposes. The net operating loss carry forward, if not used, will expire in various years through September 30, 2025, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

     Significant components of the Company's net deferred income tax asset are as follows:

                                                                                   September 30,
                                                                             2005               2004
                                                                             ----               ----
         Net operating losses carry forward                            $     9,950       $     8,400
         Deferred income tax allowance                                      (9,950)           (8,400)
                                                                            =======           =======
         Net deferred income tax assets                                $         -       $         -
                                                                            =======           =======

     The Net change during the year ended September 30, 2005 in the total vluation was $1,550. The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

         Tax (benefit) at Federal statutory rate                            (15.00)%
         State tax (benefit) net of Federal benefit                          (3.50)
         Valuation allowance                                                 18.50
                                                                            -------
         Tax provision (benefit)                                                 -
                                                                            =======

Note 4 - Related Party Transactions

     As of September 30, 2005 and 2004, the Company had outstanding accounts payable to stockholders totaling $44,759 and $37,042, respectively. The balance payable is uncollateralized, bears interest at 6% and has no written repayment terms.

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

Note 7 - Letter of Intent

     During April 2005, the Company signed a letter of intent, whereby the Company would acquire the entity in exchange for 20,075,000 shares of the Company's common stock. The closing is subject to certain requirements and there is no assurance that this transaction will be completed.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

 None; Not Applicable.

Item 8(a).  Controls and Procedures.
            ------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Vice President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Item 8(b).  Other Information.
            ------------------

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


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Charles Calello       President        07/89           *
                      Director         10/86           *

Kathleen L. Morrison  Secretary        03/99        03/05
                      Director         03/99        03/05

Clay Calello          Secretary        07/89        03/99
                      Treasurer        07/89           *
                      Vice President   07/89           *
                      Director         07/89           *


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

Code of Ethics.
---------------

     The Company anticipates that a Code of Ethics will be adopted at such time as a business combination is completed that more accurately reflects the specific nature of the acquired operations.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                                Secur-
                                                ities         All
Name and   Year or               Other   Rest-  Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricted lying   Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock  Options outs  ensat'n
-----------------------------------------------------------------

Charles J.     9/30/05    0     0     0     0      0     0   0
Calello        9/30/04    0     0     0     0      0     0   0
President,     9/30/03    0     0     0     0      0     0   0
Director

Kathleen L.    9/30/05    0     0     0     0      0     0   0
Morrison       9/30/04    0     0     0     0      0     0   0
Secretary,     9/30/03    0     0     0     0      0     0   0
Director

Clay Calello   9/30/05    0     0     0     0      0     0   0
Vice           9/30/04    0     0     0     0      0     0   0
President and  9/30/03    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending September 30, 2005, 2004, or 2003, or the period ending on the date of this Report. Mr. Charles Calello, President and Director was issued 125,000 shares of the Company's "Restricted" common stock on December 15, 1998.

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


                            Number of Shares           Percentage
Name and Address           Beneficially Owned           of Class (1)
----------------           ------------------           --------
Art Beroff                    156,000                    23.1%
156-34 88th Street
Howard  Beach, NY  11414

Jenson Services, Inc.         250,000                    37.0%
4685 S. Highland Dr., #202
Salt Lake City, UT
84117

Charles Calello               156,625*                   23.2%
23368 Mirabello Circle
Boca Raton, FL  33433

                              -------                     ----
                              562,625                    83.3%


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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 22, 2005 and is incorporated herein by this reference.

Exhibits
--------

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

DOCUMENTS INCORPORATED BY REFERENCE

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 22, 2005 and is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------

     The Following is a summary of the fees billed to Cardiff by its principal accountants during the fiscal years ended September 30, 2005 and 2004:

        Fee category                            2005            2004            *
        ------------                            ----            ----

        Audit fees                            $ 4,100         $ 4,100

        Audit-related fees                    $     -         $     -

        Tax fees                              $   350         $   350

        All other fees                        $     -         $     -
                                                -----           -----
        Total fees                            $ 4,450         $ 4,450

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.



                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARDIFF INTERNATIONAL, INC.



Date: 10/21/05                         By/S/ Charles Calello

                                       Charles Calello
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        CARDIFF INTERNATIONAL, INC.



Date: 10/21/05                          By/S/ Charles Calello
                                        Charles Calello
                                        President and Director



Date: 10/21/05                          By/S/ Clay Calello
                                        Clay Calello
                                        Vice President and Director