Form 10KSB
period 2005-12-31
CARDIFF INTERNATIONAL INC
filed 2006-04-13
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-49709

CARDIFF INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)

Colorado	84-1044583
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification No.)

16255 Ventura Boulevard, Suite 525
Encino, CA 91436
(Address of principal executive offices)

Issuer’s telephone number, including area code: (818) 879-9722

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
No Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ ; (1) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

The Issuer’s revenues for the fiscal year ended December 31, 2005 were $-0-

As of April 13, 2006, there were 21,389,176 shares of the Issuer’s common stock issued and outstanding of which 11,975,800 were held by non-affiliates. As of April 13, 2006, there was no active market for the Issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

On November 10, 2005, Cardiff International, Inc. (“Cardiff”), a Colorado corporation, acquired Legacy Card Company, Inc. (“Legacy”), a privately held Nevada corporation in a triangular merger transaction (the “Merger”). The effective date of the Merger was November 10, 2005. As a result of the Merger, Legacy is now a wholly-owned subsidiary of Cardiff and the stockholders of Legacy prior to the Merger are now the controlling stockholders of Cardiff.

Legacy was formed as a California limited liability company in August 2001. In April 2005, Legacy was converted into a Nevada corporation.

The Plan of Merger provided for the issuance by Cardiff to the stockholders of Legacy of an aggregate of 18,000,000 shares of Cardiff common stock, no par value per share in connection with the Merger. As a result of the Merger, the former stockholders of Legacy are now the controlling stockholders of Cardiff. As part of the Merger, the officers and directors of Cardiff, resigned from their positions as officers and directors of Cardiff and the officers and directors of Legacy were appointed as officers and directors of Cardiff at the effective time of the Merger.

As a result of the Merger described above, on November 1, 2005 Legacy became a subsidiary of Cardiff. Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, which combines a Section 529 College Savings Plan with the credit card (the Simply Brilliant Tuition Card). Legacy is currently in final negotiations with U.S. Bancorp as the issuing bank. The Simply Brilliant Tuition Card is not currently available but it is expected to be launched in St. Louis, Missouri in the second quarter of 2006.

In January 2006, Cardiff changed its fiscal year end to December 31st from September 30th to have the same year end as Legacy.

Description of Business of Legacy

Legacy was formed to offer and market a unique credit card. Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, a credit card that provides card users with an opportunity to save for their children’s education on a tax-free basis while making purchases utilizing this credit card. The Simply Brilliant Tuition Card has been developed to be tied into a card user’s “529 College Savings Plan” which is described below. The Simply Brilliant Tuition Card is a regular credit card but with the tax-free savings added benefits to the card holder. There are numerous credit cards that offer users cash back or other rewards. Legacy management believes that the Simply Brilliant Tuition Card program is a unique value-added credit card program that allows consumers using the credit card to save for a child’s college education while making normal consumer purchases. The Simply Brilliant Tuition Card is a unique, tax-free educational savings reward credit card that concentrates consumer loyalty and buying on national retailers in the Legacy merchant coalition.

The potential success of the Simply Brilliant Tuition Card involves the participation of four groups: (i) Legacy as the marketer of the credit card, (ii) U.S. Bancorp as the issuer of the credit card, (iii) a coalition of merchants who will make contributions to the consumer’s designated 529 Education Account, and (iv) the card user. As a result of contributions made to a card user’s 529 Savings Plan, we expect that the card user will be loyal customers of coalition merchants and U.S. Bancorp.

  The Simply Brilliant Tuition Card is expected to be launched in St. Louis, Missouri during the second quarter of 2006. Several retailers have signed-on to the Legacy rewards program. These retailers will contribute an anticipated 1% to 10% a card user spends to the cardholder’s child’s “529” tax-free educational fund account. This retailer contribution is expected to be supplemented by a 0.5% to 1.0% contribution from U.S. Bancorp, the credit card issuer. The U.S. Bank contribution is applicable no matter where the cardholder shops, encouraging regular and daily use of the Simply Brilliant Tuition card.

The Legacy Card Company marketing plan is the result of four years development, focus groups and other market research studies. The Simply Brilliant brand, image, programming, sales and marketing have been designed with the intent to appeal to American parents and grandparents saving for a child’s college expenses.

Description of Section 529 Plans

Section 529 plans were authorized by congress to provide tax incentives for savings for qualified higher education expenses (QHEE). Earnings in 529 plans are tax-free if withdrawals are made for QHEE, otherwise there is a 10% penalty on the earnings, which are taxed at ordinary rates. Although nonqualified withdrawals are subject to a 10% penalty on the earnings, taxes on the earnings are deferred until withdrawal. Federal legislation was passed in 1996 to allow states to create section 529 plans.

Section 529 plans are of two types. One is a tuition credit plan and the other is a savings plan. Section 529 provides that ‘qualified state tuition programs’ shall be exempt from taxation. Such plans must be established and maintained by a State or agency or instrumentality thereof. Most states have outsourced the management of their programs to investment advisory or financial services firms. While each state has its own specific requirements, the salient requirements applicable to all plans are:

1. Only cash contributions are allowed.

2. There must be separate accounting for each designated beneficiary.

3. There may be no investment direction by any contributor to, or designated beneficiary under, such program. The account owner may choose among several broad-based investment options once per year.

4. No interest in the program may be used as security for a loan.

5. The program must provide adequate safeguards to prevent contributions on behalf of a designated beneficiary in excess of those necessary to provide for the QHEE of the beneficiary.

6. There must be a penalty imposed on distributions from an account that are not used for QHEE, except death or disability of the designated beneficiary, or to the extent the designated beneficiary receives a scholarship.

QHEE include tuition, fees, books, supplies, and equipment required for the enrollment or attendance of a designated beneficiary at an eligible educational institution. Reasonable costs for room and board are also QHEE for students who are enrolled at least half-time. An eligible educational institution is one which is described in section 481 of the Higher Education Act of 1965 (20 U.S. C. 1088) and which is eligible to participate in a program under Title IV of such act. The designated beneficiary is the individual designated at the commencement of participation in the qualified state tuition program. If the designated beneficiary is changed, the new beneficiary must be a member of the original designated beneficiary’s family (as defined in the code) to avoid treatment as a nonqualified withdrawal.

Launching the Simply Brilliant Tuition Card

We anticipate that the Simply Brilliant Tuition Card will be launched in St. Louis, Missouri, during the second quarter of 2006. Local participation from the Chamber of Commerce has assisted Legacy in obtaining merchant participation and in structuring events for card solicitation. Our event marketing program is anticipated to include stadium events, concerts, sporting events, shopping malls, etc. Additional local advertising will include radio coverage, billboard/outdoor advertising, and public relations. Legacy believes that special event marketing efforts will provide a platform allowing it to have access to a large base of potential card holders.

The Simply Brilliant Tuition Card is more than a Visa card. Legacy believes it is a unique new way for America’s families to save for college while spending. Unlike most other rewards programs (airline miles, 1% cash back), the Legacy reward program brings to bear a strong emotive pull—saving for the card users’ child. Legacy’s consumer benefit analysis suggests that typical American parents using the Legacy credit card will save over $7,500 toward their child’s college tuition.

To produce these tangible benefits for its cardholders, Legacy has established a merchant coalition. Each of its merchants involved in the Simply Brilliant Tuition Card Plan has agreed to make a 1-10% (average 3%) contribution to the cardholder’s child’s 529 account. For families, they “save while they spend,” on purchases they would have made anyway. For our coalition merchants, we have introduced a new marketing dynamic that is expected to change consumer buying patterns/preferences, increasing consumer expenditures at participating merchants.

Legacy believes its program has significant advantages for the Visa issuer, U.S. Bancorp, by inducing consumers to maintain their credit card with U.S. Bank during the period college savings is of concern for parents.

Legacy Merchant Coalition

As of March 31, 2006, approximately 500 St. Louis area Merchants have signed up to participate in the Legacy Merchant Coalition. These Merchants include, but are not limited to the following: Alamo Car Rental, National Car Rental, The Ritz Carlton Hotel, Silver Dollar City, Six Flaggs, St. Louis Zoo, St. Louis Science Center, White Waters Amusement Parks, Harrah’s Casino, Ameristar Casino’s, Medicine Shoppe (16 locations), Clarkson Eye Care Centers, Schnuck Groceries (49 locations), Bass Pro, U-Gas (30 locations), and Kinko’s.

Each merchant participating in the Legacy Merchant Coalition enters into an agreement with Legacy to contribute a portion of the purchases made by the Simply Brilliant Tuition cardholder, to the cardholder’s 529 Savings Plan.

U.S. Bancorp, Issuer of the Simply Brilliant Tuition Card

Legacy is in final negotiations with U.S. Bancorp, to be the issuer of the Simply Brilliant Tuition Card. U.S. Bancorp is a New York Stock Exchange (symbol USB) listed company. U.S. Bancorp with total assets of $209 billion at year end 2005, is the 6th largest financial holding company in the United States. U.S. Bancorp operates 2,429 banking offices and 5,003 bank-branded ATM’s, and provides a comprehensive line of banking, brokerage, insurance, investment, mortgage, trust and payment service products to consumers, businesses, governmental entities and institutions. Headquartered in Minneapolis, U.S. Bancorp is the parent company of U.S. Bank.

Among other services, U.S. Bancorp offers co-branded credit cards through partnerships with other companies. Legacy is in final negotiations with U.S. Bancorp. Our Visa card will carry the “Simply Brilliant ” branding. Legacy is negotiating compensation as follows:

  $60 on each activated card
  150 basis points on total card spending
  $5 annually for each “active” card outstanding

  Under Legacy’s agreement with U.S. Bancorp, U.S. Bank will be the exclusive issuer of the Simply Brilliant Tuition Card, own and manage the credit card accounts, own the customer list, and develop credit policies relating to the account. Legacy will market the credit card, prepare lists of potential card holders, and develop a merchant coalition group.

Section 529 Plan Fund Managers

One or more Section 529 Fund Managers will administer the 529 Plans for cardholders. These administrators are expected to be national brokerage firms. We anticipate that the Fund Managers will compensate Legacy as follows:

•	$2- $4 average per activation for each new account activated.

•	100 basis points for all Section 529 funds held under management from the Simply Brilliant Tuition Cards.

Various Agreements

In connection with the activities related to the launch of the Simply Brilliant Tuition Card in St. Louis, Legacy has entered into several short-term agreements with independent marketing, advertising and other consultants. It is intended that each of the consultants will provide services to Legacy which will aid in the marketing of the Simply Brilliant Tuition Card. These consulting agreements include the following:

Consultant	Contract Date	Termination Date	Monthly Fee

Delray Consulting & Management	9/1/05	December 2006	$4,000- $5,000(1)
Buck Communication Group	1/1/06	December 2006	$5,000(1)
Delta One Investments	3/23/05	Monthly	(2)

(1) In addition to the monthly fee, the consultant will be paid a royalty based upon the number of Simply Brilliant Tuition Cards issued to customers of certain associations. The royalty is to be paid for a period of three years.

(2) An initial retainer of $5,000 was paid to the consultant. The consultant charges $200 per hour for services actually rendered.

Legacy entered into an “Outsourcing of Services Agreement” with CDR, LLC. (“CDR”). CDR is in the business of tracking of credit card transactions and micro-contributions, and related administrative services.

Employees

Legacy currently has six employees but anticipates it will hire additional personnel as the Simply Brilliant Tuition Card is launched.

Overview of Cardiff Prior to the Merger

Prior to the Merger, Cardiff was an inactive, publicly held, SEC reporting company. Cardiff was incorporated under the laws of the State of Colorado under the name “Cardiff Financial, Inc.,” on October 14, 1986. Effective April 1989, Cardiff completed an acquisition transaction with, and changed its name to, United American, Inc. The transaction was subsequently rescinded and on December 4, 1989, Cardiff changed its name from United American, Inc., to Cardiff International, Inc. Since that time, Cardiff has been a shell corporation seeking to commence active business operations by acquiring a business opportunity.

Immediately prior to the Merger with Legacy, there were approximately 725,000 shares of Cardiff common stock issued and outstanding. Following the Merger, there were approximately 19,900,000 shares of Cardiff common stock issued and outstanding.

Legacy Acquisition Corp. (“LAC”) was a Nevada corporation which, prior to the Merger, was a wholly-owned subsidiary of Cardiff. LAC was formed solely to facilitate the Merger. As a result of the Merger, LAC was merged into Legacy and no longer exists as of the effective time of the Merger.

ITEM 2. PROPERTIES

We have has not entered into any lease agreements for office facilities. We are currently using facilities in St. Louis, Missouri provided by the St. Louis Chamber of Commerce and facilities in Encino, California provided by a firm that provides certain professional services to us. We will obtain additional facilities as needed.

ITEM 3. LEGAL PROCEEDINGS

Except as provided herein, there have been no events under any bankruptcy act, no criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

Adrian Butash v. Legacy Card Company, et al. LASC Case No.: SC 081 779. Mr. Butash filed a Complaint against Legacy Card Company, and individual officers, Daniel Thompson and Gary Teel, for claimed back wages. He alleges that his employment was not terminated in January of 2002 but continued for a period of time thereafter under the terms and conditions of the original contract. The matter was forced to trial on or about June 2, 2005 without counsel representing Legacy Card Company and/or the individual officers. The Court issued its Ruling and Order which was subsequently challenged by the individuals and the Company. Consequently, the Court found that Butash was entitled to a sum of $261,958.42 in back pay under the breach of contract theory. The Court also found Daniel Thompson joint and severally liable for this sum allegedly paying himself a salary and not paying Mr. Butash. Legacy and Mr. Thompson made a motion for a new trial and such motion has been granted and the original judgment has been set aside. We are unable to predict the ultimate outcome of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Cardiff’s shareholders for a vote during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is quoted on the OTC “Bulletin Board” under the symbol “CDIF”. During the last two years, there has only been limited trading in our common stock.

Shares Issued in Unregistered Transactions

We issued shares of our common stock in unregistered transactions during 2005. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). As a result of the Merger, Cardiff issued 18,000,000 shares of its common stock to the shareholders of Legacy pursuant to the terms of the Plan of Merger.

Shareholder	Shares Issued	Consideration
BAM Venture Partners	80,000	Merger
Jack Benudiz	40,000	Merger
Mitchell J. Block Trust	88,000	Merger
Samuel Cornelius Boland	1,000	Merger
Sean Mikal Boland	1,000	Merger
Ruthven A. Bonaparte	16,000	Merger
Kathryn & Robert Bregman	80,000	Merger
Michael J. Cagley	6,664	Merger
Tim Caldwell	8,000	Merger
Kenneth Kai Chang	200,000	Merger
Jack Chegwidden	16,000	Merger
Michael F. Coady	689,980	Merger
John S. & Robin G. Cone	40,000	Merger
Joel A. Davidson	17,000	Merger
Mark J. Davidson	17,000	Merger
Lisa M. Davis	16,000	Merger
Stanley and Silvia Davis Trust Agreement	16,000	Merger
WLD Davis Holdings, LLC	80,000	Merger
Dorsar Partners	320,000	Merger
James & Alison Doub	20,000	Merger
Bob Dougherty	6,000	Merger
David & Diane Dougherty	40,000	Merger
Robert Fall	4,000	Merger
Judith Foreman	72,000	Merger
John Forrester	10,000	Merger
Jimmy Fung	40,000	Merger
Randolph K. Ginsberg	5,000	Merger

Shareholder	Shares Issued	Consideration
Cesar A. Giraldo	20,000	Merger
Lucy Gordon & Mark Ptashne	120,000	Merger
Christopher M. Gregoire	50,000	Merger
Crystal Griffith	1,000	Merger
Michael E. Halpern & Julie A Witt	116,000	Merger
David Ingram	40,000	Merger
Howard Jacobson Trust	20,000	Merger
Howard Jacobson	292,000	Merger
Sultan Ali Jamal & Laurie Jamal	254,664	Merger
Jack Kay	20,000	Merger
Jennifer Shin Kim	200,000	Merger
B. Brand Konheim	100,000	Merger
Chad Ladd	1,000	Merger
Lorie Ladd	1,000	Merger
Mike Ladd	1,000	Merger
Nickol Ladd	1,000	Merger
Lebow Family Revocable Trust	1,032,000	Merger
Raul Lehmann	8,000	Merger
Leslie Levine	10,000	Merger
Lincoln Trust Co./Leslie Levine IRA	20,000	Merger
J. Levy	350,000	Merger
Larry A. & Carol F. Miller	769,980	Merger
Margaret D. Moore	80,000	Merger
William E. & Darlene N. Murphy	8,000	Merger
Gayle J. Nagy	50,000	Merger
Kenneth R. Natori	40,000	Merger
Gary R. O'Brien	60,000	Merger
Cindy O'Donnell	40,000	Merger
Dawn M. Philosophas	20,000	Merger
Lloyd & Bethe Pilch Family Trust	4,000	Merger
Curtis B. Pickert MD	20,000	Merger
Jack Polevoi	518,664	Merger
William Alvin Robson, Jr.	10,000	Merger
Peggy Scheer	140,000	Merger
Howard and Linda Shrier	120,000	Merger
Roy Scott	20,000	Merger
Burt R. Shapiro	8,000	Merger
Ronald Sobol	10,000	Merger
Nicole Mallory Staben	80,000	Merger
James Steinberg	60,000	Merger
Jeffrey Steinberg	60,000	Merger
Sunbelt Investment Company	90,000	Merger

Shareholder	Shares Issued	Consideration
Sundance Homes of California	200,000	Merger
Teel Family Trust	2,400,000	Merger
Gary R. Teel	3,934,848	Merger
Thompson Family Trust	1,600,000	Merger
Daniel R. Thompson	1,478,528	Merger
Warren C. Thompson	40,000	Merger
Tools for the Trade	200,000	Merger
Larry Turobiner	160,000	Merger
Alan Varsha	46,672	Merger
Clelland J. Ward	4,000	Merger
Robert Weiss	60,000	Merger
Jerome White	60,000	Merger
Deniece White	100,000	Merger
Kenneth Wilding	920,000	Merger
Dr. Michael Datlow	18,181	$20,000
The Escalera Living Trust	45,000	$49,500
Shant Karlubian	25,000	$27,500
Robert A. Williams	18,181	$20,000
Jack Polevoi	100,000	$110,000
Carol Vorberg	150,000	$165,000
James Lewis	200,000	$220,000
James H. Lehr	45,454	$50,000
Keith D. Yoder	50,000	$55,000
John Poetker	50,000	$55,199
Neil V. Moody	50,000	$55,000
Duane Jenson	45,454	$50,000
Sheila and Scott Maylin	10,000	$11,000
Robert W. Koch	25,000	$27,500
Russell C. Garner	25,000	$27,500
Maricopa Equity Management	300,000	$220,000
Gregg N. Dyste	50,000	$55,000
Alice Kelly	22,727	$25,000
Gregory D. Farnam	25,000	$27,500

No underwriter or placement agent was involved in the above referenced transactions. Cardiff is relying on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”), and Rule 506 of Regulation D promulgated by the Securities Act.

Holders

As of April 13, 2006, there were 21,389,176 shares of common stock outstanding and approximately 714 stockholders of record of common stock.

Dividends

We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Limitation on Directors’ Liability, Charter Provisions and Other Matters

Colorado law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of directors’ fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations authorized by Colorado law, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Colorado law enables corporations to limit available relief to equitable remedies such as injunction or rescission. Our Certificate of Incorporation limits the liability of our directors to us or to our stockholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Colorado law.

The inclusion of this provision in the Certificate of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited the Company and its stockholders.

Our Bylaws provide indemnification to our officers and directors and certain other persons with respect to certain matters. Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to our directors and officers, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable.

Transfer Agent and Registrar

Our transfer agent is Atlas Stock Transfer, 5899 South State Street, Salt Lake City, Utah 84107; telephone (801) 266-7151.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto for the same period. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

Overview

Cardiff International, Inc. (“Cardiff”), acquired Legacy Card Company, Inc. (“Legacy”) in a merger transaction in November 2005. The transaction was accounted for as a reverse merger transaction whereby Legacy, although a subsidiary of Cardiff, was deemed to be the surviving entity for accounting purposes. In January 2006, Cardiff changed its fiscal year end to December 31st from September 30th to have the same year end as Legacy.

Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, a Visa card. Legacy anticipates the credit card, which will be issued by U.S. Bancorp, will be available to the public commencing in the second quarter of 2006. Legacy’s business plan calls for revenue to be generated as customers sign up for the credit card and when purchases are made with the credit card. Legacy has generated no revenues since its inception and has expended considerable funds in developing its business plan and funding its operations to date.

Legacy was formed as a limited liability company in August 2001. In April 2005, Legacy was converted into a Nevada corporation.

The auditors’ report for the years ended December 31, 2005 and 2004 include a going concern qualification.

Liquidity and Capital Resources

At December 31, 2005

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At December 31, 2005 we had no cash or cash equivalents, and total assets amounted to $53,248 which included fixed assets and other assets.

Net cash used in operating activities was $1,098,940 and $542,665 for the years ended December 31, 2005 and 2004, respectively. The increase in the amount of net cash used in operating activities during 2005 compared to 2004 was attributable to increased compensation expense, increased interest expense and increased costs of issuance of common stock and warrants.

Net cash provided by financing activities was $1,096,296 and $547,928 for the years ended December 31, 2005 and 2004, respectively. The cash flows from financing activities in 2005 were attributable to proceeds from sale of common stock of $277,000, proceeds from unaffiliated third party convertible notes of $1,098,699, proceeds from a note of $100,000, and $162,414 of proceeds from shareholder advances. The cash flows from financing activities in 2004 were attributable to proceeds from unaffiliated third party notes of $451,428, and $96,500 of proceeds from member advances.

We have incurred operating losses since its inception and at December 31, 2005, it had an accumulated deficit of $5,518,564.

Current liabilities at December 31, 2005 consisted primarily of accounts payable of $841,522, amounts due to shareholders of $453,135, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $103,183.

Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have entered into employment agreements calling for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries. This waiver of salary not only reduced our operating expenses and loss, it reduced the amount of capital needed to fund our operations. During the year ended December 31, 2005, we repaid $258,600 to Mr. Teel and $291,180 to Mr. Thompson on outstanding loans.

There can be no assurance that we will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in product development may adversely impact our cash position and may require cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the first quarter of 2006 we raised $453,600 from the sale of 430,545 shares of our common stock and $35,500 in new loan transactions. We are also attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will be launched in the second quarter of 2006 thereby commencing the generation of revenue shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future. There can be no assurance that we will be successful in obtaining financing or in our efforts to increase revenues and decrease operating costs. If we are unable to obtain additional financing, we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

Results of Operations

For the Years Ended December 31, 2005 and 2004

We had no operating revenues for the years ended December 31, 2005 or December 31, 2004.

We had operating expenses of $1,569,743 for the year ended December 31, 2005 and $1,040,047 for the year ended December 31, 2004, representing an increase of $529,696. The increase in operating expenses in 2005 was primarily due to increases in consulting fees, advertising fees, and travel and entertainment costs.

We had a net loss of $1,668,498 for the year ended December 31, 2005 and a net loss of $1,058,911 for the year ended December 31, 2004, representing an increase of $609,587.

Inflation

We do not believe that inflation will negatively impact our business plans.

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business”

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

We have not yet commenced active operations. The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions. We anticipate that management will base its estimates and judgments on historical experience of the operations we may acquire and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

We utilize the fair value based method of accounting for stock-based compensation, in accordance with Statement of Financial Accounting Standards No. 123.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections", an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard, but believe that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company believes that this new standard will not have a material impact on the Company's financial position, results of operations or cash flows.

Forward Outlook and Risks

This Form 10-KSB contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Cardiff are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

Operating History. We have not commenced active business operations. We anticipate we will commence active operations during the second quarter of 2006. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

Possibility of Total Loss of Investment. An investment in Cardiff is an extremely high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

Additional Financing Requirements. We will likely be required to seek additional financing in order to fund our operations and carry out our business plan. In order to fund our operations and effect additional acquisitions, we will be required to obtain additional capital. There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interest.

No Public Market for Securities. There is no active public market for our common stock and we can give no assurance that an active market will develop, or if developed, that it will be sustained.

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated March 24, 2006 for the years ended December 31, 2005 and 2004 and for the period from inception through December 31, 2005 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

We do not anticipate paying any dividends and any gains from your investment in our stock will have to come from increases in the price of such stock. We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

We Operate in a Competitive Market. The credit card industry is competitive and new offerings and technologies are becoming available regularly. We cannot guarantee that we will compete successfully against our potential competitors, especially those with significantly greater financial resources or brand name recognition.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Cardiff International, Inc. dba Legacy Card Company

We have audited the accompanying consolidated balance sheets of Cardiff International, Inc. dba Legacy Card Company (a development stage company) (the “Company”) as of December 31, 2005 and 2004 and the related statements of operations, shareholders’ equity and cash flows for the years then ended and for the period from inception through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff International, Inc. dba Legacy Card Company as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended and for the period from inception through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit during the years ended December 31, 2005 and 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs
A Corporation of Public Accountants

Encino, California
March 24, 2006

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$-	$5,144
Deposit in escrow account	-	442,000
TOTAL CURRENT ASSETS	-	447,144
FIXED ASSETS:
Artwork	6,536	6,536
Computer equipment	71,050	71,050
Domain names	1,250	1,250
Furniture and fixtures	72,984	70,484
Leasehold improvements	9,201	9,201
Office equipment	31,180	31,180
Software	1,596	1,596
Accumulated depreciation	(156,149)	(136,146)
FIXED ASSETS, NET	37,648	55,151
OTHER ASSETS:
Deposits	600	600
Loan fees, net	15,000	37,500
TOTAL ASSETS	$53,248	$540,395

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Book overdraft	$26,408	$-
Accounts payable	841,522	818,387
Interest payable	103,183	27,316
Payroll and payroll tax payable	-	6,205
Advances from shareholders	453,135	826,591
Note payable - Legacy Investors, current	618,000	-
Note payable - Maricopa Equity Management
Corporation, current	100,000	-
TOTAL CURRENT LIABILITIES	2,142,248	1,678,499
NONCURRENT LIABILITIES:
Note payable - Legacy Investors, noncurrent	-	1,000,000
TOTAL LIABILITIES	2,142,248	2,678,499
SHAREHOLDERS EQUITY (DEFICIT):
Common stock, no par value; 30,000,000 shares
authorized; 20,892,724 and 17,519,328 shares
issued and outstanding	3,236,991	1,711,962
Additional paid in capital	208,474	-
Deferred compensation	(15,901)	-
Deficit accumulated during the development stage	(5,518,564)	(3,850,066)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,089,000)	(2,138,104)
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)	$53,248	$540,395

See independent auditors’ report
and notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

			August 29, 2001
			(Date of Inception)
	Years Ended December 31,		through
	2005	2004	December 31, 2005

REVENUE	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Consulting and outside services	622,986	113,784	1,256,849
Advertising	200,000	23,800	363,800
Legal services	167,560	253,956	577,348
Rent	4,934	204,951	411,586
Guaranteed payments	-	178,561	512,958
Salaries and wages	-	45,791	630,946
Other operating expenses	574,263	219,204	1,610,517

TOTAL OPERATING EXPENSES	1,569,743	1,040,047	5,364,004

NET INCOME (LOSS) FROM
OPERATIONS	(1,569,743)	(1,040,047)	(5,364,004)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	55,979	55,979
Interest income	-	-	6,768
Misc. income	48,812	-	48,812
Interest expense	(147,567)	(74,843)	(266,119)

TOTAL OTHER INCOME
AND (EXPENSES)	(98,755)	(18,864)	(154,560)

INCOME (LOSS) BEFORE
INCOME TAXES	(1,668,498)	(1,058,911)	(5,518,564)

NET INCOME (LOSS)	$(1,668,498)	$(1,058,911)	$(5,518,564)

Basic and diluted earnings (loss)
per share	(0.09)	(0.06)

Weighted average shares
outstanding	18,296,085	17,617,325

See independent auditors’ report
and notes to financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

			August 29, 2001
			(Date of Inception)
	Years Ended December 31,		through
	2005	2004	December 31, 2005

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,668,498)	$(1,058,911)	$(5,518,564)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	42,502	53,607	186,148
Compensation expense	106,839	-	106,839
Issuance of common stock for loan costs	110,000	-	110,000
Issuance of warrants as loan costs	85,734	-	85,734
(Increase) decrease in:
Deposits	-	16,430	(600)
Increase (decrease) in:
Accounts payable	83,135	371,270	963,094
Interest payable	147,553	71,908	260,973
Payroll and payroll tax payable	(6,205)	3,031	-
NET CASH USED IN
OPERATING ACTIVITIES	(1,098,940)	(542,665)	(3,806,376)
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of equipment	(2,500)	-	(193,797)
NET CASH USED IN
INVESTING ACTIVITIES	(2,500)	-	(193,797)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	162,414	96,500	902,901
Repayments of shareholder advances	(568,225)	-	(568,225)
Proceeds from note payable-Legacy Investors	-	451,428	451,428
Proceeds from note payable-Maricopa Equity	100,000	-	100,000
Proceeds from convertible notes payable	1,098,699	-	1,098,699
Proceeds from sale of common stock	277,000	-	1,988,962
Book overdraft	26,408	-	26,408
NET CASH PROVIDED BY
FINANCING ACTIVITIES	1,096,296	547,928	4,000,173
NET INCREASE (DECREASE)
IN CASH	(5,144)	5,263	-

CASH AT BEGINNING OF THE YEAR	5,144	(119)	-

CASH AT END OF YEAR	$-	$5,144	$-

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$-	$2,935	$5,132

See independent auditors’ report
and notes to financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

NON-CASH ACTIVITIES

Accrued interest in the amounts of $32,356, $44,592 and $122,273 were capitalized to shareholder advances for the years ended December 31, 2005 and 2004, and for the period from August 29, 2001 (inception) through December 31, 2005, respectively.

During the year ended December 31, 2005, convertible debt in the amount of $1,098,699 plus the related accrued interest of $39,330, was converted into 998,635 shares of common stock.

Out of the $1,000,000 debentures from Legacy Investors, $106,572 was used to pay loan related fees, and $442,000 remained in an escrow account at December 31, 2004. During the year ended December 31, 2005, the escrow funds were returned to Legacy Investors.

See independent auditors’ report
and notes to financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

			Additional
	Common Stock		Paid in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	-	1,040,129
Net loss	-	-	-	-	(1,182,273)	(1,182,273)
BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	-	471,000
Net loss	-	-	-	-	(1,608,882)	(1,608,882)
BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	-	(1,058,911)	(1,058,911)
BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	-	(3,850,066)	(2,138,104)
Issuance for cash, March 2005	360,175	35,000	-	-	-	35,000
Issuance for cash, April 2005	22,500	45,000	-	-	-	45,000
Stock options issued, May 2005	-	-	63,790	-	-	63,790
Stock options issued, August 2005	-	-	39,869	-	-	39,869
Issuance for consideration of loan,
October 2005	100,000	110,000	-	-	-	110,000
Conversion of notes payable,
November 2005	998,635	1,138,029	-	-	-	1,138,029
Warrants issued in connection with
notes payable , November 2005	-	-	85,734	-	-	85,734
Stock options issued, November 2005	-	-	19,081	(15,901)	-	3,180
Recapitalization of common equity,
note 5	1,615,000	-	-	-	-	-
Issuance for cash, November 2005	135,908	149,500	-	-	-	149,500
Issuance for cash, December 2005	43,181	47,500	-	-	-	47,500
Net loss	-	-	-	-	(1,668,498)	(1,668,498)
BALANCE, DECEMBER 31, 2005	20,892,724	$3,236,991	$208,474	$(15,901)	$(5,518,564)	$(2,089,000)

See independent auditors’ report
and notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
Legacy Card Company was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation. The purpose of the Company is to develop a co-marketing agreement with a premier national bank to offer an integrated financial program to consumers. Legacy Card Company, LLC is a credit card marketing company. The Company offers a new credit card that takes advantage of Internal Revenue Code Section 529 educational savings tax-reform legislation, providing significant tax-free savings and economic incentives for families to save early and often for college tuition and related expenses. The Company will derive its revenues from new credit card one-time account fees, new mutual (ESA) one-time account fees, credit card dollar purchase fees, any negotiated mutual fund (ESA) annual account management fees and any negotiated credit card annual renewal fees. The Company expects to commence the launch of their credit card in a test market in Spring 2006.

Development Stage Activities
The Company is focusing its efforts in two areas during the development stage. First, the Company is devoting substantial time to the development of the credit card technology software, which will be used to capture information at the credit card transaction level. Second, the Company is working to contract with merchants to participate in the program and add incentives for consumers to both use the credit card and make purchases from these merchants.

Going Concern
The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management has prospective investors, and believes the raising of capital will allow the Company to pursue the development of its credit card business.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three (3) months or less to be cash equivalents.

See independent auditors’ report

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are carried at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Years
Artwork	7
Computer equipment	3
Domain and software	3
Furniture and fixtures	5
Office equipment	5
Leasehold improvements	life of lease

During the years ended December 31, 2005 and 2004, depreciation expense was $42,502 and $53,607, respectively.

Advertising Costs
Advertising costs are charged to expense when incurred. During the years ended December 31, 2005 and 2004, the amount charged to expense was $200,000 and $23,800, respectively.

Research and Development
Research and development costs are charged to expense when incurred. These costs primarily include the costs associated with the development of the credit card software technology. During the years ended December 31, 2005 and 2004, the amount charged to expense was $0 and $36,410, respectively.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results could differ from those estimates.

See independent auditors’ report

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
The Company was treated as a partnership for federal income tax purposes up to April 18, 2005, when it converted to a Nevada Corporation. Consequently, federal income taxes were not payable by, or provided for, the Company. Members were taxed individually on their shares of the Company’s earnings. The Company’s net income or loss was allocated among the members in accordance with the regulations of the Company.

Earnings (Loss) per Share
Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Warrants and options to purchase shares of the Company’s stock may have a dilutive effect on the Company’s earnings per share in the future, but are not included in the calculation for the years ended December 31, 2005 and 2004 because they have an antidilutive effect in those periods.

Stock options
The Company accounts for its stock options under SFAS No. 123.

2. RELATED PARTY TRANSACTIONS

Advances from Shareholders
The Company borrows funds from Daniel Thompson and Gary Teel, both are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card at an annual interest rate of six (6) percent. The balance due to both Daniel Thompson and Gary Teel at December 31, 2005 and 2004, including accrued interest, is as follows:

	December 31
	2005	2004
Daniel Thompson	$ 226,568	$ 413,296
Gary Teel	226,567	413,295

Total	$ 453,135	$826,591

Currently, the Company’s headquarters are located in the home of one of the officers and no rent is charged to the Company.

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month. Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances.

See independent auditors’ report

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

3. NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES

Legacy Investors, LLC
On August 5, 2004, the Company entered into a loan agreement with Legacy Investors, LLC, a Florida limited liability company. The initial loan amount of $1,000,000 (the “Initial Loan Amount”) was made by Legacy Investors, LLC upon the satisfaction of the post-closing covenant, comprising of a convertible debenture in the amount of $500,000 and an initial debenture for the amount of $500,000. Lenders required funds to be deposited into an escrow account. Disbursements were required to be from an escrow agent.

The convertible debenture in the amount of $500,000 bears an interest rate of 10.00% per year and matures in August 2006, when the principal and accrued interest is due and payable in full. The indebtedness was convertible into Series A Preferred Membership interests of the Company.

The initial debenture in the amount of $500,000 bears an interest rate of 10.00% per year. Principal payments shall be payable in thirty-six (36) consecutive monthly installments, commencing August 2004, and are payable out of the distributable net cash of the Company.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. Although Legacy Investors, LLC has raised an issue that the loan might be in default, management does not believe they are in breach of the terms of the agreement, and therefore no additional liability has been recorded relating to a higher interest rate.

The Company entered into a security agreement stating that the assets of the Company as well as the stock pledges are collateral on this loan.

As of December 31, 2004, the Company received $451,428 of these funds, assumed $106,572 of fees and the balance of $442,000 was deposited in an escrow account. The balance remaining in the escrow account at December 31, 2005 and 2004 was $0 and $442,000, respectively. In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. Management believes this $60,000 was not owed to the escrow agent, but, nevertheless excluded the $60,000 from its assets. The balance on the note payable was $618,000 at December 31, 2005.

The loan fees related to the portion of loan funds that were not received by the Company as of December 31, 2005, was expensed during the year, leaving an amortized balance of loan fees of $15,000.

See independent auditors’ report

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

3. NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES (Continued)

Corporate Capital Management, LLC and VentureBanc, Inc.
On March 28, 2005, the Company entered into a loan agreement of approximately $1,000,000 with Corporate Capital Management, LLC and VentureBanc, Inc. Simultaneously with the merger with Cardiff International, Inc. (See Note 5), Corporate Capital Management, LLC and VentureBanc, Inc. agreed to loan an additional $875,000 to the Company. These notes bear interest at 8% per annum and the term of the notes is 6 months after receipt of the loan. At the date of the merger, the balance outstanding of $1,027,296 (including accrued interest) converted into 898,635 shares of common stock of the Company at the rate of $1.10 per share. In addition, the holders of the notes received warrants to purchase 50% of the shares into which the notes are convertible. The term of the warrants is 5 years and the exercise price is $1.75 per share. The value of the warrants, established at $85,734 under the Black Scholes method was expensed in 2005.

Convertible Promissory Note
On October 19, 2005, the Company entered into a loan agreement in the amount of $110,000 with an unaffiliated third-party. The loan bears interest at 8% per annum and matures on April 16, 2006, 6 months after the date of issuance. At the date of the merger, the balance outstanding of $110,733 (including accrued interest) converted into 100,000 shares of common stock of the Company at the rate of $1.10 per share.

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. As of December 31, 2005, the balance of the loan of $100,000 remained outstanding. In connection with their loan, the Company issued 100,000 shares of common stock ($110,000), which was expensed in 2005.

4. COMMITMENTS AND CONTINGENCIES

Operating Leases
On February 1, 2003, the Company signed a lease with Red Bull North America, Inc. for office space. The lease commenced February 1, 2003 and was to expire March 31, 2006. The Company vacated the premises in 2004. On April 22, 2003, the Company signed a lease with Pitney Bowes for mailing equipment. This lease commenced April 22, 2003 and expires October 30, 2006. In July 2006, the Company assumed auto leases from the two officers of the Company, of which one expires in December 2006 and the other expires in July 2008. Future minimum rental payments under these leases are:

See independent auditors’ report

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

4. COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

2006	$ 73,311
2007	16,314
2008	9,517
Total	$ 99,142

Rent expense for the years ended December 31, 2005 and 2004 was $4,934 and $201,951, respectively.

In April 2004, the Company began subletting their office on a month-to-month basis. During the years ended December 31, 2005 and 2004, the Company received rental income of $0 and $55,979, respectively.

Litigation
On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages. The Court issued a ruling and order that found that the officer was entitled to back pay. At December 31, 2005 and 2004, the Company had $261,958 accrued as a payable to this officer, which does not include interest, should the officer be entitled to interest. The Company is disputing this claim. The officer also claimed approximately $56,000 for pre judgment interest. The Company does not believe it owes this money and has not accrued this $56,000.

The Company is in negotiation with its landlord, Red Bull North America, Inc., who is holding the Company’s property and equipment as collateral for the balance owed.

On December 15, 2005, the Company settled a mutual dispute with Sheppard Mullin Richter and Hampton concerning the representation of the Company. In full and final settlement, the Company is released from all sums claimed by Sheppard Mullin Richter and Hampton under the contract and the Company released Sheppard Mullin Richter and Hampton of all claims, which resulted in a gain of $48,812.

From time to time, the Company is also involved in claims and litigations arising during the course of business.

See independent auditors’ report

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

5. RECAPITALIZATION

In November 2005, Legacy Card consummated a transaction, pursuant to which Cardiff International, Inc. acquired all the outstanding shares of Legacy Card, with Legacy Card surviving as a wholly-owned subsidiary of Cardiff International. Legacy Card recorded this transaction as a recapitalization followed by the issuance of shares to the shareholders of Cardiff International. Prior to the recapitalization transaction, Cardiff International was not an operating company, and had no assets. Under the terms of the transaction, Cardiff International issued 18,000,000 shares of Cardiff International common stock to the former shareholders of Legacy Card in exchange for all the outstanding shares of Legacy Card.

6. INCOME TAXES

The Company has loss carryforwards that it can use to offset a certain amount of taxable income in the future. The loss carryforwards are subject to significant limitations due to change in ownership. The Company is currently analyzing its amount of loss carryforwards, but has recorded a valuation allowance for the entire benefit due to the uncertainty of its realization.

7. STOCK OPTIONS AND WARRANTS

Stock Options
The Company granted stock options to consultants and employees during 2005. These stock options have been valued using the Black Scholes method, with the following assumptions:

Interest rate	4.01%
Dividend yield	-
Term	5 Years
Expected volatility	30.00%

The following is a schedule summarizing stock option activity for the year ended December 31, 2005:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2005	$ -	$ -
Granted	425,000	1.37
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2005	$ 425,000	$ 1.37
Exercisable at December 31, 2005	$ 341,667	$ 1.37

See independent auditors’ report

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

7.	STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)

Information about stock options outstanding at December 31, 2005 is summarized below:

		Weighted Average	Weighted
Exercise	Number	Remaining	Average	Number	Weighted Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.25	325,000	5 years	$ 1.25	325,000	$ 1.25
$ 1.75	100,000	5 years	$ 1.75	16,667	$ 1.75

Warrants

The Company also issued warrants to purchase shares of common stock in 2005. The following is a summary of the warrants outstanding at December 31, 2005:

Number of Warrants	Exercise Price	Maturity

449,318	$1.75	April-August 2010

8. SUBSEQUENT EVENTS

In the first quarter of 2006, $453,600 was contributed to the Company in exchange for 430,545 shares of common stock.

On January 3rd and 4th, 2006 new notes totaling $35,500 were issued. These notes bear interest at 8% per annum and the repayment is due on July 3rd and 4th, 2006. These notes are convertible into shares of common stock of the Company at the option of the holder at the rate of $1.10 per share. In addition, the holders of the notes will receive warrants to purchase 50% of the shares into which the notes are convertible. The term of the warrants is 5 years and the exercise price is $1.75 per share.

See independent auditors’ report

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 15, 2006 we filed a Form 8-K to announce the resignation of our previous independent registered public accounting firm and the appointment of Rose Snyder & Jacobs as our new independent registered public accounting firm. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with our annual report for the year ended December 31, 2007, is for management to report on Cardiff International’s internal controls over financial reporting and for our independent registered public accountants to attest to this report.

ITEM 8B. OTHER INFORMATION

We must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported, whether or not otherwise required by this Form 10-KSB. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-KSB.  No additional disclosure is required under this item.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The current directors and officers of Cardiff who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Position

Gary R. Teel	Chairman of the Board/Secretary/Treasurer
Daniel Thompson	CEO/President/Director

Background information about the Company’s officers and directors is as follows:

Gary Teel. Mr. Teel has over 20 years experience in national advertising sales, and the provision of product placement services for the entertainment industry. He has launched several co-branded credit cards including special card programs for the cities of Branson MO; Pigeon Forge TN; and Myrtle Beach SC. Gary is past president of Premier Entertainment Services Inc., a product placement company that specialized in generating valuable exposure for branded products on television and in feature films. His major corporate clients included The Coca-Cola Company and General Mills. He later formed Creative Film Promotions, Inc., where he was involved in all aspects of film production. Previously, he was as a partner of Teel-Weir Advertising Agency. Mr. Teel has a BA degree from the University of Nebraska.

Daniel Thompson. Mr. Thompson was appointed CEO/President of Legacy in June 2002. Formerly a television and entertainment industry professional with a 30-year career that embraces network and cable advertising sales programming production and product placement, Mr. Thompson was president of Creative Entertainment Services, which he founded and successfully sold in a transaction worth over $5 million. Mr. Thompson also founded and successfully sold an industry service company - Creative Television Marketing, a producer of short-form advertising concepts: Closed-Captioning Sponsorships, 10-Second Promotional Advertising vehicles, and network Game Show Merchandising. He also oversaw new business for A Creative Group, a full service entertainment marketing company. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha.

Other Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

Code of Ethics

We adopted a code of ethics that applies to all officers, directors and employees of the Company, a copy of which was filed as Exhibit 14 to this Form 10-KSB. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8−K regarding an amendment to, or waiver from, a provision of this code of ethics, if any, by filing a Form 8-K.

Committees of the Board of Directors

We do not have any committees established by our Board of Directors. Accordingly we have no audit committee, compensation committee, nominating committee or any other committee. Cardiff’s common stock is currently traded on the OTCBB. If Cardiff were ever to meet the qualifications for listing on a securities exchange or for quotation on NASDAQ, it would be required to have an audit committee and possibly other board committees.

Communications with Board Members

We have not adopted a formal process by which stockholders may communicate with the Board of Directors. Until a formal process occurs, stockholders may contact our CEO/President at dthompson@legacycard.com, or (818)879-9722.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. The Company believes that, during the year ended December 31, 2005, the Reporting Persons met all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

Name and Other Annual Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Options/ SAR’s (#)	LTIP Payouts	Other Compensation
Gary R. Teel	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daniel Thompson	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2004	-0-	-0-	$67,500	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Teel and Mr. Thompson each waived their unpaid salary since the inception of Legacy. We anticipate salaries will be paid to each of them commencing in the first quarter of 2006.

Employment Agreements

On June 3, 2002 we entered into employment agreements with each of Gary R. Teel and Daniel Thompson. The terms of the agreements are similar and include the following terms: (1) monthly salaries of $25,000, (ii) annual bonus of 2% pre-tax profits, (iii) five year term; (iv) medical and health benefits; (v) termination without cause results in compensation paid for four years, (vi) the sale of the Company results in compensation paid for three years. Mr. Teel and Mr. Thompson each waived there salary since the inception of Legacy. We anticipate salaries will be paid to each of them commencing in the third quarter of 2006.

On August 3, 2005, Legacy entered into an employment agreement with Ruth Martin Fisher. Under the agreement, Ms. Fisher will be Legacy’s Executive Vice President, Strategic Marketing. The term of the agreement is 60 months. The agreement provides for a monthly salary of $15,000. In addition to her base salary, Ms. Fisher is entitled to an annual performance bonus of ½ of 1% of Gross Pre-Tax Profit. The agreement provides for an option to purchase 200,000 shares at $1.25. The option vests six months after employment was commenced. The agreement provides for a vehicle allowance of $15,000 per year commencing 30 days after the Simply Brilliant Tuition Card is launched. If Ms. Fisher is terminated without cause or if Legacy is sold, she is entitled to five years of current salary.

On August 5, 2005, Legacy entered into an employment agreement with Jacob Herschend. Under the agreement, Mr. Herschend is Legacy’s Vice President of Corporate Marketing and Sales. The term of the agreement is 60 months. The agreement provides for a monthly salary of $6,266, which will increase to $8,333 when the St. Louis Pilot Program is completed.. In addition to his base salary, Mr. Herschend is entitled to an annual performance bonus of ½ of 1% of Gross Pre-Tax Profit. The agreement provides for an option to purchase 125,000 shares at $1.25. If Mr. Herschend is terminated without cause, he is entitled to three months compensation. If Legacy is sold, he is entitled to six months of compensation.

Stock Options Granted in the Last Fiscal Year

No options to purchase shares of our common stock were granted to our officers or directors during 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

No officer or director of Cardiff any options during 2005.

Equity Compensation Plan Information

We have not adopted any equity compensation plans as of the date of this Form 10-KSB . It is likely that one or more equity compensation plans may be adopted in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our Common Stock beneficially owned as of April 13, 2006 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

Shareholder	Common Stock (1)	Percentage

Gary R. Teel (2)	6,334,848 (3)	29.6%
Daniel Thompson (2)	3,078,528 (4)	14.4%

All officers and directors as a group 2 persons	9,413,376	44.0%

TOTAL	21,389,176	100%

(1)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after April 13, 2006. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after April 13, 2006 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group.

(2)	These are the officers and directors of the Company.

(3)	Includes 3,934,848 shares issued in the name of Mr. Teel, 1,200,000 shares owned by the Teel Family Trust, and 1,200,000 shares owned by Mr. Teel’s children.

(4)	Includes 1,478,528 shares issued in the name of Mr. Thompson, 1,000,000 shares owned by the Thompson Family Trust, and 600,000 shares owned by Mr. Thompson’s minor children.

Outstanding Options and Warrants

Information about outstanding options and warrants are included in foot note 7 of the financial statements included as Item 7 to this Form 10-KSB

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In connection with the Merger transaction described in Item 1 of this Form 10-KSB, our officers and directors exchanged their shares of Legacy for shares of Cardiff. The number of shares issued are described in Item 5 of this Form 10-KSB.

During the year end December 31, 2005, we repaid loans to officers/ directors Gary Teel and Daniel Thompson. A total of $258,600 was repaid to Mr. Teel and $291,180 was repaid to Mr. Thompson.

ITEM 13.  EXHIBITS

A.	Exhibits

Exhibit Number	Exhibit
3.1	Article of Incorporation (1)
3.2	Bylaws (1)
10.1	Promissory Note- Maricopa (attached)
10.2	Loan Agreement to be filed under cover of Form 8-K
14.1	Code of Ethics (attached)
21.1	Subsidiaries of Registrant - Legacy Card Company, Inc.
31.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (attached)
31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (attached)
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (attached)
32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (attached)

(1) Previously filed

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

Rose, Snyder & Jacobs has been appointed to audit the consolidated financial statements of Cardiff for the year ending December 31, 2005 and to report the results of their audit to the Board of Directors. Schumacher & Associates served as the auditor for Cardiff for the year ending December 31, 2004 and provided services during 2005.

Fees billed to Cardiff by Rose, Snyder & Jacobs and Schumacher & Associates

Rose, Snyder & Jacobs		2005	2004
(1)	Audit Fees	$59,290	$-0-
(2)	Tax Fees	$-0-	$-0-
(3)	All Other Fees	$-0-	$-0-

Schumacher & Associates		2005	2004
(1)	Audit Fees	$2,950	$2,950
(2)	Tax Fees	$-0-	$-0-
(3)	All Other Fees	$2,600	$2,250

(1)
Audit fees billed to Cardiff by Rose, Snyder & Jacobs were for all professional services performed in connection with the audit of Cardiff's annual financial statements. Review of our quarterly reports on Form 10-QSB were performed by Schumacher & Associates.

(2)	Tax services generally include fees for services performed related to tax compliance, consulting services.

(3)	Neither Rose, Snyder & Jacobs or Schumacher & Associates billed Cardiff for other services during 2005 and 2004.

All audit and non-audit services and fees are pre-approved by the Audit Committee or by the Chairman of the Audit Committee pursuant to delegated authority.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Rose, Snyder & Jacobs is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our Audit Committee (our entire Board serves as our audit committee); or

•
entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

Under the direction of our Chairman, Gary Teel, our Board of Directors acting as our audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered. The Board of Directors has considered the nature and amount of fees billed by Rose, Snyder & Jacobs and Schumacher & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining both firms independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiff International, Inc.

Dated: April 13, 2006	By: /s/ Daniel Thompson
Chief Executive Officer/President

Dated: April 13, 2006	By: /s/ Gary R. Teel
Chief Financial Officer/Secretary/Chairman

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel Thompson	CEO/President/Director	April 13, 2006

/s/ Gary R. Teel	CFO/Secretary/Chairman/Director	April 13, 2006