Form 10QSB
period 2006-03-31
CARDIFF INTERNATIONAL INC
filed 2006-05-17
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-49709

CARDIFF INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)

Colorado	84-1044583
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification No.)

16255 Ventura Boulevard, Suite 525, Encino, CA 91436
(Address of principal executive offices)

Registrant's telephone no., including area code: (818) 879-9722

N/A
Former name, former address, and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: No Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes☐ No ☒

Common Stock outstanding at May 16, 2006, 21,596,903 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter ended March 31, 2006

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
March 31, 2006

ASSETS
2006
CURRENT ASSETS:
Cash and cash equivalents	$22,001
Deposit in escrow account	-
TOTAL CURRENT ASSETS	22,001

FIXED ASSETS:
Artwork	6,536
Computer equipment	71,050
Domain names	1,250
Furniture and fixtures	72,984
Leasehold improvements	9,201
Office equipment	31,180
Software	1,596
Accumulated depreciation and amortization	(161,262)
FIXED ASSETS, NET	32,535

OTHER ASSETS:
Deposits	600
Loan fees, net	9,375
TOTAL ASSETS	$64,511

CURRENT LIABILITIES:
Accounts payable	$927,573
Interest payable	120,633
Advances from shareholders	291,987
Note payable - Legacy Investors, current	618,000
Note payable - Maricopa Equity Management Corporation, current	100,000
TOTAL CURRENT LIABILITIES	2,058,193

SHAREHOLDERS EQUITY (DEFICIT):

Common stock, no par value; 30,000,000 shares authorized; 21,411,903 shares issued and outstanding	3,784,091
Additional paid in capital	208,474
Deferred compensation	(11,131)
Deficit accumulated during the development stage	(5,975,116)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(1,993,682)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$64,511

Prepared without audit.
See notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2006	2005	March 31, 2006

REVENUE	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Legal services	102,136	1,070	679,484
Consulting and outside services	88,369	5,175	1,345,218
Salaries and wages	86,143	-	717,089
Guaranteed payments	-	-	512,958
Advertising	-	-	363,800
Rent	-	4,934	411,586
Other operating expenses	157,238	37,693	1,767,755

TOTAL OPERATING EXPENSES	433,886	48,872	5,797,890

NET INCOME (LOSS) FROM OPERATIONS	(433,886)	(48,872)	(5,797,890)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	55,979
Interest income	-	-	6,768
Misc. income	-	-	48,812
Interest expense	(22,666)	(25,000)	(288,785)

TOTAL OTHER INCOME AND (EXPENSES)	(22,666)	(25,000)	(177,226)

LOSS BEFORE INCOME TAXES	(456,552)	(73,872)	(5,975,116)

NET LOSS	$(456,552)	$(73,872)	$(5,975,116)

Basic and diluted earnings (loss) per share	(0.02)	(0.00)

Weighted average shares outstanding	21,154,038	17,977,500

Prepared without audit.
See notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2006	2005	March 31, 2006
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(456,552)	$(73,872)	$(5,975,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,739	10,614	196,887
Compensation expense	4,770	-	111,609
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
(Increase) decrease in:
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable	86,050	-	1,049,144
Interest payable	21,770	25,000	282,743
Payroll and payroll tax payable	-	-	-
NET CASH USED IN OPERATING ACTIVITIES	(333,223)	(38,258)	(4,139,599)
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(193,797)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(193,797)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	24,608	144,200	927,509
Repayments of shareholder advances	(190,076)	(134,025)	(758,301)
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management Corporation	-	-	100,000
Proceeds from convertible notes payable	-	-	1,098,699
Proceeds from sale of common stock	547,100	35,000	2,536,062
Book overdraft	(26,408)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	355,224	45,175	4,355,397
NET INCREASE IN CASH	22,001	6,917	22,001
CASH AT BEGINNING OF THE YEAR	-	5,144	-

CASH AT END OF YEAR	$22,001	$12,061	$22,001

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$896	$-	$6,028

Prepared without audit.
See notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

NON-CASH ACTIVITIES
Accrued interest in the amounts of $4,320, $0 and $126,593 were capitalized to shareholder advances for the three months ended March 31, 2006 and 2005, and for the period from August 29, 2001 (inception) through March 31, 2006, respectively.

During the year ended December 31, 2005, convertible debt in the about of $1,098,699 plus the related accrued interest of $39,330, was converted into 998,635 shares of common stock.

Out of the $1,000,000 debentures from Legacy Investors, $106,572 was used to pay loan related fees, and $442,000 remained in an escrow account at December 31, 2004. During the year ended December 31, 2005, the escrow funds were returned to Legacy Investors.

Prepared without audit.
See notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

			Additional
	Common Stock		Paid in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	-	1,040,129
Net loss	-	-	-	-	(1,182,273)	(1,182,273)
BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	-	471,000
Net loss	-	-	-	-	(1,608,882)	(1,608,882)
BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	-	(1,058,911)	(1,058,911)
BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	-	(3,850,066)	(2,138,104)
Issuance for cash, March 2005	360,175	35,000	-	-	-	35,000
Issuance for cash, April 2005	22,500	45,000	-	-	-	45,000
Stock options issued, May 2005	-	-	63,790	-	-	63,790
Stock options issued, August 2005	-	-	39,869	-	-	39,869
Issuance for consideration of loan, October 2005	100,000	110,000	-	-	-	110,000
Conversion of notes payable, November 2005	998,635	1,138,029	-	-	-	1,138,029
Warrants issued in connection with notes payable, November 2005	-	-	85,734	-	-	85,734
Stock options issued, November 2005	-	-	19,081	(15,901)	-	3,180
Recapitalization of common equity, note 5	1,615,000	-	-	-	-	-
Issuance for cash, November 2005	135,908	149,500	-	-	-	149,500
Issuance for cash, December 2005	43,181	47,500	-	-	-	47,500
Net loss	-	-	-	-	(1,668,498)	(1,668,498)
BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	208,474	(15,901)	(5,518,564)	(2,089,000)

Prepared without audit.
See notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

			Additional
	Common Stock		Paid in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Issuance for cash, January 2006	183,634	202,000	-	-	-	202,000
Issuance for cash, February 2006	70,000	77,000	-	-	-	77,000
Issuance for cash, March 2006	265,545	268,100	-	-	-	268,100
Compensation costs recognized, January 2006 - March 2006	-	-	-	4,770	-	4,770
Net loss	-	-	-	-	(456,552)	(456,552)

	21,411,903	$3,784,091	$208,474	$(11,131)	$(5,975,116)	$(1,993,682)

Prepared without audit.
See notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

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

Basis of Presentation
The accompanying unaudited financial statements of Cardiff International, Inc. have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During the three months ended March 31, 2006 and 2005 and for the period August 29, 2001 (date of inception) through March 31, 2006, depreciation expense was $5,725, $4,989 and $110,553 respectively.

Advertising Costs
Advertising costs are charged to expense when incurred. During the three months ended March 31, 2006 and 2005 and for the period August 29, 2001 (date of inception) through March 31, 2006, the amount charged to expense was $0, $0 and $363,800, respectively.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
Research and development costs are charged to expense when incurred. These costs primarily include the costs associated with the development of the credit card software technology. During the three months ended March 31, 2006 and 2005 and for the period August 29, 2001 (date of inception) through March 31, 2006, the amount charged to expense was $0, $0 and $210,810, respectively.

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

Earnings (Loss) per Share
Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Warrants and options to purchase shares of the Company’s stock may have a dilutive effect on the Company’s earnings per share in the future, but are not included in the calculation for the three months ended March 31, 2006 and 2005 because they have an antidilutive effect in those periods.

Stock options
The Company accounts for its stock options under SFAS No. 123(R).

2. RELATED PARTY TRANSACTIONS

Advances from Shareholders
The Company borrowed funds from Daniel Thompson and Gary Teel, both are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card at an annual interest rate of six (6) percent. The balance due to both Daniel Thompson and Gary Teel at March 31, 2006, including accrued interest, is as follows:

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

2. RELATED PARTY TRANSACTIONS (Continued)

March 31, 2006

Daniel Thompson	$ 145,994
Gary Teel	$145,993

Total	$291,987

Currently, the Company uses an office provided by one of the officers and no rent is charged to the Company.

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

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

3. NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES (Continued)

Legacy Investors, LLC (Continued)
The Company entered into a security agreement stating that the assets of the Company as well as the stock pledges are collateral on this loan.

As of December 31, 2004, the Company received $451,428 of these funds, assumed $106,572 of fees and the balance of $442,000 was deposited in an escrow account. The balance remaining in the escrow account at March 31, 2006 was $0. In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. Management believes this $60,000 was not owed to the escrow agent, but nevertheless excluded the $60,000 from its assets. The balance on the note payable was $618,000 at March 31, 2006.

The loan fees related to the portion of loan funds that were not received by the Company as of March 31, 2006, were expensed during the year, leaving an amortized balance of loan fees of $9,375.

Corporate Capital Management, LLC and VentureBanc, Inc.
On March 28, 2005, the Company entered into a loan agreement of approximately $1,000,000 with Corporate Capital Management, LLC and VentureBanc, Inc. Simultaneously with the merger with Cardiff International, Inc. (See Note 5), Corporate Capital Management, LLC and VentureBanc, Inc. agreed to loan an additional $875,000 to the Company. These notes bear interest at 8% per annum and the term of the notes is six months after receipt of the loan. At the date of the merger, the balance outstanding of $1,027,296 (including accrued interest) converted into 898,635 shares of common stock of the Company at the rate of $1.10 per share. In addition, the holders of the notes received warrants to purchase 50% of the shares into which the notes are convertible. The term of the warrants is 5 years and the exercise price is $1.75 per share. The value of the warrants, established at $85,734 under the Black Scholes method was expensed in 2005.

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

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. As of March 31, 2006, the balance of the loan of $100,000 remained outstanding. In connection with their loan, the Company issued 100,000 shares of common stock ($110,000), which was expensed in 2005.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

4. COMMITMENTS AND CONTINGENCIES

Operating Lease
On February 1, 2003, the Company signed a lease with Red Bull North America, Inc. for office space. The lease commenced February 1, 2003 and was to expire March 31, 2006. The Company vacated the premises in 2004. On April 22, 2003, the Company signed a lease with Pitney Bowes for mailing equipment. This lease commenced April 22, 2003 and expires October 30, 2006. In July 2005, the Company assumed auto leases from the two officers of the Company, of which one expires in December 2006 and the other expires in July 2008. Future minimum rental payments under these leases are:

Year Ended
March 31,
2007	$ 28,951
2008	16,314
2009	5,438

Total	$ 50,703

Rent expense for the three months ended March 31, 2006 and 2005 and for the period August 29, 2001 (date of inception) through March 31, 2006 was $0, $4,934 and $411,586, respectively.

Litigation
On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages. On August 9, 2005, the Court issued a ruling and order that found that the officer was entitled to back pay. On April 4, 2006, the Court granted the Company’s motion for a new trial and found that the tentative decision previously rendered was made by a “disqualified judge”. Therefore, any rulings previously made are void and a new trial is expected to take place later this year. At March 31, 2006 and 2005, the Company had $261,958 accrued as a payable to this officer, which does not include interest, should the officer be entitled to interest. The officer also claimed approximately $56,000 for pre judgment interest. The Company does not believe it owes this money and has not accrued this $56,000.

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

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

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

7. STOCK OPTIONS AND WARRANTS

Stock Options
The Company granted stock options to consultants and employees during 2005. These stock options have been valued using the Black Scholes method, with the following assumptions:

Interest rate	4.01%
Dividend yield	-
Term	5 Years
Expected volatility	30.00%

The following is a schedule summarizing stock option activity for the three months ended March 31, 2006:
Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2006	$ 425,000	$ 1.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2006	$ 425,000	$ 1.37
Exercisable at March 31, 2006	$ 366,667	$ 1.31

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

7. STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)
Information about stock options outstanding at March 31, 2006 is summarized below:

		Weighted-
		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.25	325,000	5 years	$ 1.25	325,000	$ 1.25
$ 1.75	100,000	5 years	$ 1.75	41,667	$ 1.75

Warrants

The Company also issued warrants to purchase shares of common stock in 2005. The following is a summary of the warrants outstanding at March 31, 2006:

Number of Warrants	Exercise Price	Maturity

449,318	$1.75	April-August 2010

Prepared without audit.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

At March 31, 2006

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2006, we had cash of $22,001. At December 31, 2005 we had no cash or cash equivalents, and total assets amounted to $53,248, which included fixed assets and other assets.

Net cash used in operating activities was $333,223 and $38,258 for the three months ended March 31, 2006 and March 31, 2005, respectively. The increase in the amount of net cash used in operating activities during these quarters was attributable to increased compensation expense, professional fees and other operating costs.

Net cash provided by financing activities was $355,224 and $45,175 for the three months ended March 31, 2006 and March 31, 2005, respectively. The cash flows from financing activities in the three months ended March 31, 2006 were attributable to proceeds from the sale of common stock of $547,100 from unaffiliated third parties. We repaid $190,076 of shareholder advances during the three months ended March 31, 2006.

We have incurred operating losses since its inception and at March 31, 2006, we had an accumulated deficit of $5,975,116.

Current liabilities at March 31, 2006 consisted primarily of accounts payable of $927,573, amounts due to shareholders of $291,987, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $120,633. Current liabilities at December 31, 2005 consisted primarily of accounts payable of $841,522, amounts due to shareholders of $453,135, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $103,183.

Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have entered into employment agreements calling for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries. This waiver of salary not only reduced our operating expenses and loss, it reduced the amount of capital needed to fund our operations. During the three months March 31, 2006, we repaid $101,290 to Mr. Teel and $88,786 to Mr. Thompson on outstanding loans.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the first quarter of 2006 we raised $547,100 from the sale of 519,179 shares of our common stock and $24,608 from shareholder advances. We are also attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will be launched in the second quarter of 2006 thereby commencing the generation of revenue shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future. There can be no assurance that we will be successful in obtaining financing or in our efforts to increase revenues and decrease operating costs. If we are unable to obtain additional financing, we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

Results of Operations

For the Quarters Ended March 31, 2006 and 2005

We had no operating revenues for the three months ended March 31, 2006 or March 31, 2005.

We had operating expenses of $433,886 for the three months ended March 31, 2006 and $48,872 for the three months ended March 31, 2005, representing an increase of $385,014. The increase in operating expenses was primarily due to increases in legal fees, salaries and wages consulting fees, and travel and entertainment costs.

We had a net loss of $456,552, for the three months ended March 31, 2006 compared to a net loss of $73,872 for the three months ended March 31, 2005, representing an increase of $382,680.

Inflation

We do not believe that inflation will negatively impact our business plans.

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business” of Form 10-KSB for the year ended December 31, 2005.

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

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

We utilize the fair value based method of accounting for stock-based compensation, in accordance with Statement of Financial Accounting Standards No. 123(R).

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company believes that this new standard will not have a material impact on the Company's financial position, results of operations or cash flows.

Forward Outlook and Risks

This Form 10-QSB and our Form 10-KSB for the year ended December 31, 2005 contain and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent our judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to Cardiff are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). In connection with this evaluation, management identified a deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiency in our internal control related to accounting for the debt discount resulting from the warrants issued in connection with the convertible notes and the related beneficial conversion feature. The adjustment to record the debt discount and beneficial conversion feature was detected and has been appropriately recorded and disclosed in this Form 10-QSB. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency.

Based upon that evaluation and the deficiency identified above, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages. In August 2005, the Court issued a ruling and order that found that the officer was entitled to back pay. At March 31, 2006 and 2005, the Company had $261,958 accrued as a payable to this officer, which does not include interest, should the officer be entitled to interest. The officer also claimed approximately $56,000 for pre judgment interest. The Company does not believe it owes this money and has not accrued this $56,000. On April 4, 2006 the court found that a disqualified judge rendered the decision made and therefore the judgment is vacated as to all defendants and all rulings from August 2005 are void. The prior officer has until November 2006 to request a new trial against Cardiff International, Inc.

Item 2. Unregistered Sales of Equity Securities. During the quarter ended March 31, 2006 we issued 519,179 shares of our common stock un registered transactions. All of such shares were issued in reliance on Section 4(1) of the Securities Act of 1933, as amended, as shares issued in a non-public transaction. Such shares were issued to the following:

Name	Date	Number of Shares	Price
Glenn Solie	01/03/06	8,181	$9,000.00
Eric J. Vogstrom	01/04/06	8,181	$9,000.00
Greg Bertagnoli	01/04/06	12,272	$13,500.00
Rod and Sandra Merry	01/04/06	20,000	$22,000.00
The Escalera Living Trust	01/06/06	50,000	$55,000.00
Dick Jones	01/18/06	25,000	$27,500.00
W & R Inc. - Steve King	01/18/06	10,000	$11,000.00
John S. & Robin G. Cone	01/24/06	50,000	$55,000.00
Patrick Doherty	02/10/06	10,000	$11,000.00
The Cole Trust	02/17/06	50,000	$55,000.00
David L. Raber	02/22/06	10,000	$11,000.00
Steven Posner	03/01/06	200,000	$200,000.00
Dennis & Cynthia Kingery	03/07/06	14,545	$15,999.50
Thomas A. & Jane L. Brust	03/17/06	11,000	$12,100.00
Howard Jacobson	03/30/06	20,000	$20,000.00
Mitchell Block	03/30/06	20,000	$20,000.00

Item 3. Defaults by the Company on its Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information.

Item 6. Exhibits.	31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2006	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer, President

By /s/ Gary R. Teel
Chief Financial Officer/ Secretary/Chairman