Form 10QSB/A
period 2006-03-31
CARDIFF INTERNATIONAL INC
filed 2006-06-23
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

2. RELATED PARTY TRANSACTIONS (Continued)

March 31, 2006

Daniel Thompson	$145,994
Gary Teel	$145,993

Total	$291,987

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

Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, a national credit card. Legacy is currently in negotiations with a national bank to be the issuing bank.  Legacy anticipates the credit card will be available to the public commencing in the third or fourth quarter of 2006.  Legacy’s business plan calls for revenue to be generated as customers sign up for the credit card and when purchases are made with the credit card. Legacy has generated no revenues since its inception and has expended considerable funds in developing its business plan and funding its operations to date. Legacy was formed as a limited liability company in August 2001. In April 2005, Legacy was converted into a Nevada corporation.

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

Dated: June 23, 2006	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer, President

By /s/ Gary R. Teel
Chief Financial Officer/ Secretary/Chairman