Form 10KSB/A
period 2005-12-31
CARDIFF INTERNATIONAL INC
filed 2006-06-26
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

As a result of the Merger described above, on November 1, 2005 Legacy became a subsidiary of Cardiff. Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, which combines a Section 529 College Savings Plan with the credit card (the Simply Brilliant Tuition Card). Legacy is currently in final negotiations with a national bank to be the issuing bank. The Simply Brilliant Tuition Card is not currently available but it is expected to be launched in St. Louis, Missouri in the third or fourth quarter of 2006.

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

The potential success of the Simply Brilliant Tuition Card involves the participation of four groups: (i) Legacy as the marketer of the credit card, (ii) a national bank as the issuer of the credit card, (iii) a coalition of merchants who will make contributions to the consumer’s designated 529 Education Account, and (iv) the card user. As a result of contributions made to a card user’s 529 Savings Plan, we expect that the card user will be loyal customers of coalition merchants and the national bank.

  The Simply Brilliant Tuition Card is expected to be launched in St. Louis, Missouri during the third or fourth quarter of 2006. Several retailers have signed-on to the Legacy rewards program. These retailers will contribute an anticipated 1% to 10% a card user spends to the cardholder’s child’s “529” tax-free educational fund account. This retailer contribution is expected to be supplemented by a 0.5% to 1.0% contribution from a national bank, the credit card issuer. The national bank contribution is applicable no matter where the cardholder shops, encouraging regular and daily use of the Simply Brilliant Tuition card.

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

Launching the Simply Brilliant Tuition Card

We anticipate that the Simply Brilliant Tuition Card will be launched in St. Louis, Missouri, during the third or fourth quarter of 2006. Local participation from the Chamber of Commerce has assisted Legacy in obtaining merchant participation and in structuring events for card solicitation. Our event marketing program is anticipated to include stadium events, concerts, sporting events, shopping malls, etc. Additional local advertising will include radio coverage, billboard/outdoor advertising, and public relations. Legacy believes that special event marketing efforts will provide a platform allowing it to have access to a large base of potential card holders.

The Simply Brilliant Tuition Card is more than a credit card. Legacy believes it is a unique new way for America’s families to save for college while spending. Unlike most other rewards programs (airline miles, 1% cash back), the Legacy reward program brings to bear a strong emotive pull—saving for the card users’ child. Legacy’s consumer benefit analysis suggests that typical American parents using the Legacy credit card will save over $7,500 toward their child’s college tuition.

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

Legacy believes its program has significant advantages for the credit card issuer, by inducing consumers to maintain their credit card with the issuing bank during the period college savings is of concern for parents.

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

Issuer of the Simply Brilliant Tuition Card
•
•  Legacy is in final negotiations with several major national banks to become the issuer of the Simply Brilliant Tuition Card.
•
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

Shareholder	Shares Issued	Consideration
BAM Venture Partners	80,000	Merger
Jack Benudiz	40,000	Merger
Mitchell J. Block Trust	88,000	Merger
Samuel Cornelius Boland	1,000	Merger
Sean Mikal Boland	1,000	Merger
Ruthven A. Bonaparte	16,000	Merger
Kathryn & Robert Bregman	80,000	Merger
Michael J. Cagley	6,664	Merger
Tim Caldwell	8,000	Merger
Kenneth Kai Chang	200,000	Merger
Jack Chegwidden	16,000	Merger
Michael F. Coady	689,980	Merger
John S. & Robin G. Cone	40,000	Merger
Joel A. Davidson	17,000	Merger
Mark J. Davidson	17,000	Merger
Lisa M. Davis	16,000	Merger
Stanley and Silvia Davis Trust Agreement	16,000	Merger
WLD Davis Holdings, LLC	80,000	Merger
Dorsar Partners	320,000	Merger
James & Alison Doub	20,000	Merger
Bob Dougherty	6,000	Merger
David & Diane Dougherty	40,000	Merger
Robert Fall	4,000	Merger
Judith Foreman	72,000	Merger
John Forrester	10,000	Merger
Jimmy Fung	40,000	Merger
Randolph K. Ginsberg	5,000	Merger
Cesar A. Giraldo	20,000	Merger
Lucy Gordon & Mark Ptashne	120,000	Merger
Christopher M. Gregoire	50,000	Merger
Crystal Griffith	1,000	Merger
Michael E. Halpern & Julie A Witt	116,000	Merger
David Ingram	40,000	Merger
Howard Jacobson Trust	20,000	Merger
Howard Jacobson	292,000	Merger
Sultan Ali Jamal & Laurie Jamal	254,664	Merger
Jack Kay	20,000	Merger
Jennifer Shin Kim	200,000	Merger
B. Brand Konheim	100,000	Merger
Chad Ladd	1,000	Merger
Lorie Ladd	1,000	Merger
Mike Ladd	1,000	Merger

Shareholder	Shares Issued	Consideration
Nickol Ladd	1,000	Merger
Lebow Family Revocable Trust	1,032,000	Merger
Raul Lehmann	8,000	Merger
Leslie Levine	10,000	Merger
Lincoln Trust Co./Leslie Levine IRA	20,000	Merger
J. Levy	350,000	Merger
Larry A. & Carol F. Miller	769,980	Merger
Margaret D. Moore	80,000	Merger
William E. & Darlene N. Murphy	8,000	Merger
Gayle J. Nagy	50,000	Merger
Kenneth R. Natori	40,000	Merger
Gary R. O'Brien	60,000	Merger
Cindy O'Donnell	40,000	Merger
Dawn M. Philosophas	20,000	Merger
Lloyd & Bethe Pilch Family Trust	4,000	Merger
Curtis B. Pickert MD	20,000	Merger
Jack Polevoi	518,664	Merger
William Alvin Robson, Jr.	10,000	Merger
Peggy Scheer	140,000	Merger
Howard and Linda Shrier	120,000	Merger
Roy Scott	20,000	Merger
Burt R. Shapiro	8,000	Merger
Ronald Sobol	10,000	Merger
Nicole Mallory Staben	80,000	Merger
James Steinberg	60,000	Merger
Jeffrey Steinberg	60,000	Merger
Sunbelt Investment Company	90,000	Merger
Sundance Homes of California	200,000	Merger
Teel Family Trust	2,400,000	Merger
Gary R. Teel	3,934,848	Merger
Thompson Family Trust	1,600,000	Merger
Daniel R. Thompson	1,478,528	Merger
Warren C. Thompson	40,000	Merger
Tools for the Trade	200,000	Merger
Larry Turobiner	160,000	Merger
Alan Varsha	46,672	Merger
Clelland J. Ward	4,000	Merger
Robert Weiss	60,000	Merger
Jerome White	60,000	Merger
Deniece White	100,000	Merger
Kenneth Wilding	920,000	Merger
Dr. Michael Datlow	18,181	$20,000

Shareholder	Shares Issued	Consideration
The Escalera Living Trust	45,000	$49,500
Shant Karlubian	25,000	$27,500
Robert A. Williams	18,181	$20,000
Jack Polevoi	100,000	$110,000
Carol Vorberg	150,000	$165,000
James Lewis	200,000	$220,000
James H. Lehr	45,454	$50,000
Keith D. Yoder	50,000	$55,000
John Poetker	50,000	$55,199
Neil V. Moody	50,000	$55,000
Duane Jenson	45,454	$50,000
Sheila and Scott Maylin	10,000	$11,000
Robert W. Koch	25,000	$27,500
Russell C. Garner	25,000	$27,500
Maricopa Equity Management	300,000	$220,000
Gregg N. Dyste	50,000	$55,000
Alice Kelly	22,727	$25,000
Gregory D. Farnam	25,000	$27,500

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

Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card. Legacy anticipates the credit card will be available to the public commencing in the third or fourth quarter of 2006. Legacy’s business plan calls for revenue to be generated as customers sign up for the credit card and when purchases are made with the credit card. Legacy has generated no revenues since its inception and has expended considerable funds in developing its business plan and funding its operations to date.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the first quarter of 2006 we raised $453,600 from the sale of 430,545 shares of our common stock and $35,500 in new loan transactions. We are also attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will be launched in the third or fourth quarter of 2006 thereby commencing the generation of revenue shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future. There can be no assurance that we will be successful in obtaining financing or in our efforts to increase revenues and decrease operating costs. If we are unable to obtain additional financing, we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

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

Operating History. We have not commenced active business operations. We anticipate we will commence active operations during the third or fourth quarter of 2006. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

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

Cardiff International, Inc.

Dated: June 23, 2006	By: /s/ Daniel Thompson
Chief Executive Officer/President

Dated: June 23, 2006	By: /s/ Gary R. Teel
Chief Financial Officer/Secretary/Chairman

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel Thompson	CEO/President/Director	June 23, 2006

/s/ Gary R. Teel	CFO/Secretary/Chairman/Director	June 23, 2006