Form 10QSB
period 2006-06-30
CARDIFF INTERNATIONAL INC
filed 2006-08-21
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐  (2) Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Common Stock outstanding at June 30, 2006, 21,495,903 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter ended June 30, 2006

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 2006

ASSETS
2006
CURRENT ASSETS:
Cash and cash equivalents	$-

TOTAL CURRENT ASSETS	-

FIXED ASSETS:
Artwork	6,536
Computer equipment	71,050
Domain names	1,250
Furniture and fixtures	72,984
Leasehold improvements	9,201
Office equipment	31,180
Software	1,596
Accumulated depreciation and amortization	(165,418)

FIXED ASSETS, NET	28,379

OTHER ASSETS:
Deposits	600
Employee advances	1,659
Loan fees, net	3,750

TOTAL ASSETS	$34,388

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Book overdraft	$16,797
Accounts payable	1,095,791
Interest payable	138,083
Advances from shareholders	287,134
Note payable - Legacy Investors, current	618,000
Note payable - Maricopa Equity Management Corporation, current	100,000

TOTAL CURRENT LIABILITIES	2,255,805

TOTAL LIABILITIES	2,255,805

SHAREHOLDERS EQUITY (DEFICIT):
Common stock, no par value; 30,000,000 shares authorized; 21,495,903 shares issued and outstanding	3,880,091
Additional paid in capital	208,474
Deferred compensation	(6,361)
Deficit accumulated during the development stage	(6,303,621)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,221,417)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)	$34,388

Prepared without audit. See accompanying notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2006

	Three Months Ended June 30,		Six Months Ended June 30,		August 29, 2001 (Date of Inception)through June 30,
	2006	2005	2006	2005	2006

REVENUE	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Accounting services	54,367	7,180	115,121	9,305	241,376
Legal services	37,393	51,428	139,029	52,498	716,877
Consulting and outside services	51,231	237,106	140,309	242,281	1,396,449
Salaries and wages	96,379	-	182,521	-	813,468
Guaranteed payments	-	-	-	-	512,958
Advertising	-	200,000	-	200,000	363,800
Rent	-	-	-	4,934	411,586
Other operating expenses	66,334	106,328	162,607	141,896	1,647,077

TOTAL OPERATING EXPENSES	305,704	602,042	739,587	650,914	6,103,591

NET INCOME (LOSS) FROM OPERATIONS	(305,704)	(602,042)	(739,587)	(650,914)	(6,103,591)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	-	-	55,979
Interest income	-	-	-	-	6,768
Misc. income	-	-	-	-	48,812
Interest expense	(22,803)	(38,819)	(45,470)	(63,819)	(311,589)

TOTAL OTHER INCOME AND (EXPENSES)	(22,803)	(38,819)	(45,470)	(63,819)	(200,030)

LOSS BEFORE
INCOME TAXES	(328,507)	(640,861)	(785,057)	(714,733)	(6,303,621)

NET LOSS	$(328,507)	$(640,861)	$(785,057)	$714,733)	$(6,303,621)

Basic and diluted earnings (loss) per share	(0.02)	(0.04)	(0.04)	(0.04)

Weighted average shares outstanding	21,472,298	17,996,538	21,311,014	17,841,808

Prepared without audit. See accompanying notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2006

			August 29, 2001 (Date of Inception)
	Six Months Ended June 30,		through
	2006	2005	June 30, 2006

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(785,057)	$(714,733)	$(6,303,621)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	20,519	21,230	206,667
Compensation expense	9,540	-	116,379
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
(Increase) decrease in:
Employee advances	(1,659)	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable	254,269	47,447	1,217,363
Interest payable	43,188	63,777	304,161

NET CASH USED IN OPERATING ACTIVITIES	(459,200)	(582,279)	(4,265,576)

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of equipment	-	-	(193,797)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(193,797)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	87,408	153,864	990,309
Repayments of shareholder advances	(261,697)	(336,189)	(829,922)
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management Corporation	-	-	100,000
Proceeds from convertible notes payable	-	1,057,699	1,098,699
Proceeds from sale of common stock	643,100	-	2,632,062
Book overdraft	(9,611)	-	16,797

NET CASH PROVIDED BY FINANCING ACTIVITIES	459,200	875,374	4,459,373

NET INCREASE (DECREASE) IN CASH	-	293,095	-

CASH AT BEGINNING OF THE YEAR	-	5,144	-

CASH AT END OF YEAR	$-	$298,239	$-

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$2,375	$42	$7,507

Prepared without audit. See accompanying notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2006

NON-CASH ACTIVITIES

Accrued interest in the amounts of $8,288, $9,664 and $130,561 were capitalized to shareholder advances for the six months ended June 30, 2006 and 2005, and for the period from August 29, 2001 (inception) through June 30, 2006, respectively.

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

Prepared without audit. See accompanying notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2006

			Additional
	Common Stock		Paid in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	-	1,040,129
Net loss	-	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	-	471,000
Net loss	-	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	-	(3,850,066)	(2,138,104)
Issuance for cash, March 2005	360,175	35,000	-	-	-	35,000
Issuance for cash, April 2005	22,500	45,000	-	-	-	45,000
Stock options issued, May 2005	-	-	63,790	-	-	63,790
Stock options issued, August 2005	-	-	39,869	-	-	39,869
Issuance for consideration of loan,
October 2005	100,000	110,000	-	-	-	110,000
Conversion of notes payable,
November 2005	998,635	1,138,029	-	-	-	1,138,029
Warrants issued in connection with
notes payable , November 2005	-	-	85,734	-	-	85,734
Stock options issued, November 2005	-	-	19,081	(15,901)	-	3,180
Recapitalization of common equity,
note 5	1,615,000	-	-	-	-	-
Issuance for cash, November 2005	135,908	149,500	-	-	-	149,500
Issuance for cash, December 2005	43,181	47,500	-	-	-	47,500
Net loss	-	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	208,474	(15,901)	(5,518,564)	(2,089,000)

Issuance for cash, January 2006	183,634	202,000	-	-	-	202,000
Issuance for cash, February 2006	70,000	77,000	-	-	-	77,000
Issuance for cash, March 2006	265,545	268,100	-	-	-	268,100
Issuance for cash, April 2006	60,000	66,000	-	-	-	66,000
Issuance for cash, June 2006	24,000	30,000	-	-	-	30,000
Compensation costs recognized,						-
January 2006 - March 2006	-	-	-	4,770	-	4,770
April 2006 - June 2006	-	-	-	4,770	-	4,770
Net loss	-	-	-	-	(785,057)	(785,057)

	21,495,903	$3,880,091	$208,474	$(6,361)	$(6,303,621)	$(2,221,417)

Prepared without audit. See accompanying notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation. The purpose of the Company is to develop a co-marketing agreement with a premier national bank to offer an integrated financial program to consumers. Legacy Card Company, Inc. is a credit card marketing company. The Company offers a new credit card that takes advantage of Internal Revenue Code Section 529 educational savings tax-reform legislation, providing significant tax-free savings and economic incentives for families to save early and often for college tuition and related expenses. The Company will derive its revenues from new credit card one-time account fees, new mutual (ESA) one-time account fees, credit card dollar purchase fees, any negotiated mutual fund (ESA) annual account management fees and any negotiated credit card annual renewal fees. The Company expects to commence the launch of their credit card in a test market in third or fourth quarter of 2006.

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

The results of operations presented for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

Prepared without audit.

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

Years
Artwork	7
Computer equipment	3
Dormain and software	3
Furniture and fixtures	5
Office equipment	5
Leasehold improvements	Life of lease

During the three months ended June 30, 2006 and 2005 and for the period August 29, 2001 (date of inception) through June 30, 2006, depreciation expense was $4,155, $4,989 and $206,667 respectively.

Advertising Costs

Advertising costs are charged to expense when incurred. During the three months ended June 30, 2006 and 2005 and for the period August 29, 2001 (date of inception) through June 30, 2006, the amount charged to expense was $0, $0 and $363,800, respectively.

Research and Development

Research and development costs are charged to expense when incurred. These costs primarily include the costs associated with the development of the credit card software technology. During the three months ended June 30, 2006 and 2005 and for the period August 29, 2001 (date of inception) through June 30, 2006, the amount charged to expense was $0, $0 and $210,810, respectively.

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

Prepared without audit.

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Warrants and options to purchase shares of the Company’s stock may have a dilutive effect on the Company’s earnings per share in the future, but are not included in the calculation for the three months ended June 30, 2006 and 2005 because they have an antidilutive effect in those periods.

Stock options

The Company accounts for its stock options under SFAS No. 123(R) effective January 1, 2006. Prior to January 1, 2006, the company accounted for its stock options under SFAS No. 123.

2.         RELATED PARTY TRANSACTIONS

Advances from Shareholders

The Company borrowed funds from Daniel Thompson and Gary Teel, both are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card at an annual interest rate of six (6) percent. The balance due to both Daniel Thompson and Gary Teel at June 30, 2006, including accrued interest, is as follows:

June 30, 2006

Daniel Thompson	$143,567
Gary Teel	143,567

Total	$287,134

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

Prepared without audit.

3.         NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES (Continued)

Legacy Investors, LLC (Continued)

The convertible debenture in the amount of $500,000 bears an interest rate of 10.00% per year and matures in August 2006, when the principal and accrued interest is due and payable in full. The indebtedness is convertible into Series A Preferred Membership interests of the Company.

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

As of December 31, 2004, the Company received $451,428 of these funds, assumed $106,572 of fees and the balance of $442,000 was deposited in an escrow account. The balance remaining in the escrow account at June 30, 2006 was $0. In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. Management believes this $60,000 was not owed to the escrow agent, but nevertheless excluded the $60,000 from its assets. The balance on the note payable was $618,000 at June 30, 2006.

The loan fees related to the portion of loan funds that were not received by the Company were expensed during the year ended December 31, 2003, leaving an amortized balance of loan fees of $3,750.

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

Convertible Promissory Note

On October 19, 2005, the Company entered into a loan agreement in the amount of $110,000 with an unaffiliated third-party. The loan bears interest at 8% per annum and was to mature on April 16, 2006, 6 months after the date of issuance. At the date of the merger, the balance outstanding of $110,733 (including accrued interest) converted into 100,000 shares of common stock of the Company at the rate of $1.10 per share.

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

Prepared without audit.

4.         COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 1, 2003, the Company signed a lease with Red Bull North America, Inc. for office space. The lease commenced February 1, 2003 and was to expire March 31, 2006. The Company vacated the premises in 2004. On April 22, 2003, the Company signed a lease with Pitney Bowes for mailing equipment. This lease commenced April 22, 2003 and expires October 30, 2006. In July 2005, the Company assumed auto leases from the two officers of the Company, of which one expires in December 2006 and the other expires in July 2009. The auto lease which expires in December 2006 was terminated in exchange for another lease which expires in June 2009. Future minimum rental payments under these leases are:

Years Ending June 30,
2007	$38,936
2008	37,862
2009	22,908

Total	$99,706

Rent expense for the three months ended June 30, 2006 and 2005 and for the period August 29, 2001 (date of inception) through June 30, 2006 was $0, $4,934 and $411,586, respectively.

Litigation

On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages. The Court issued a ruling and order that found that the officer was entitled to back pay. At June 30, 2006 and 2005, the Company had $261,958 accrued as a payable to this officer, which does not include interest, should the officer be entitled to interest. The Company is disputing this claim. The officer also claimed approximately $56,000 for pre judgment interest. The Company does not believe it owes this money and has not accrued this $56,000.

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

Prepared without audit.

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

7.         STOCK OPTIONS AND WARRANTS

Stock Options

The Company granted stock options to consultants and employees during 2005. These stock options have been valued at $122,740, using the Black Scholes method, with the following assumptions:

Interest rate	4.01%
Dividend yield	-
Term	5 Years
Expected volatility	30.00%

The following is a schedule summarizing stock option activity for the three months ended June 30, 2006:

	Number of	Average
	Options	Exercise Price

Outstanding at April 1, 2006	$425,000	$1.37
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at June 30, 2006	$425,000	$1.37
Exercisable at June 30, 2006	$391,667	$1.34

Information about stock options outstanding at June 30, 2006 is summarized below:

		Weighted-
		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.25	325,000	5 years	$ 1.25	325,000	$ 1.25
$ 1.75	100,000	5 years	$ 1.75	66,667	$ 1.75

Warrants

The Company also issued warrants to purchase shares of common stock in 2005. The following is a summary of the warrants outstanding at June 30, 2006:

Number of Warrants	Exercise Price	Maturity

449,318	$ 1.75	April-August 2010

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

Liquidity and Capital Resources

At June 30, 2006

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2006, we had no cash or cash equivalents. At December 31, 2005 we had no cash or cash equivalents, and total assets amounted to $53,248, which included fixed assets and other assets.

Net cash used in operating activities was $459,200 and $582,279 for the six months ended June 30, 2006 and June 30, 2005, respectively. The decrease in the amount of net cash used in operating activities during these periods were attributable to decreased compensation expense, professional fees and other operating costs.

Net cash provided by financing activities was $459,200 and $875,374 for the six months ended June 30, 2006 and June 30, 2005, respectively. The cash flows from financing activities during the six months ended June 30, 2006 was attributable to proceeds from the sale of common stock of $643,100. In addition, we repaid $261,697 of shareholder advances during the six months ended June 30, 2006.

We have incurred operating losses since inception and at June 30, 2006, we had an accumulated deficit of $6,303,621.

Current liabilities at June 30, 2006 consisted primarily of accounts payable of $1,095,791, amounts due to shareholders of $287,134, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $138,083. Current liabilities at December 31, 2005 consisted primarily of accounts payable of $841,522, amounts due to shareholders of $453,135, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $103,183.

Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have entered into employment agreements calling for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries. This waiver of salary not only reduced our operating expenses and loss, it reduced the amount of capital needed to fund our operations. During the six months June 30, 2006, we repaid $130,848 to Mr. Teel and $130,849 to Mr. Thompson on outstanding advances.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the second quarter of 2006 we raised $96,000 from the sale of 84,000 shares of our common stock and $62,800 from shareholder advances. We are also currently attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will be launched in the third or fourth quarter of 2006 thereby commencing the generation of revenues shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future.

Results of Operations

For the Quarters Ended June 30, 2006 and 2005

We had no operating revenues for the three months ended June 30, 2006 and June 30, 2005.

We had operating expenses of $305,704 for the three months ended June 30, 2006 and $602,042 for the three months ended June 30, 2005, representing a decrease of $296,338. The decrease in operating expenses was primarily due to decreases in advertising, consulting fees, and travel and entertainment costs.

We had a net loss of $328,507, for the three months ended June 30, 2006 compared to a net loss of $640,861 for the three months ended June 30, 2005, representing a decrease of $312,354.

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

Forward Outlook and Risks

This Form 10-QSB and our Form 10-KSB for the year ended December 31, 2005 contain and incorporate by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent our judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to Cardiff are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). In connection with this evaluation, management identified a deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages. In August 2005, the Court issued a ruling and order that found that the officer was entitled to back pay. At June 30, 2006 and 2005, the Company had $261,958 accrued as a payable to this officer, which does not include interest, should the officer be entitled to interest. The officer also claimed approximately $56,000 for pre judgment interest. The Company does not believe it owes this money and has not accrued this $56,000. On April 4, 2006 the court found that a disqualified judge rendered the decision made and therefore the judgment is vacated as to all defendants and all rulings from August 2005 are void. The prior officer has until November 2006 to request a new trial against Cardiff International, Inc.

Item 2. Unregistered Sales of Equity Securities. During the quarter ended June 30, 2006 we issued 84,000 shares of our common stock un registered transactions. All of such shares were issued in reliance on Section 4(1) of the Securities Act of 1933, as amended, as shares issued in a non-public transaction.

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

Dated: August 21, 2006	CARDIFF INTERNATIONAL, INC.

By: /s/ Daniel Thompson
Daniel Thompson Chief Executive Officer, President

By: /s/ Gary R. Teel
Gary R. Teel Chief Financial Officer/Secretary/Chairman