Form 10QSB
period 2006-09-30
CARDIFF INTERNATIONAL INC
filed 2006-11-14
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
OR
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

Common Stock outstanding at September 30, 2006, 21,645,903 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter ended September 30, 2006

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

Item 1.	Financial Statements:

	Balance Sheet	3
	Statements of Operations	4
	Statements of Cash Flows	5 - 6
	Statements of Shareholders’ Equity	7
	Notes to Financial Statements	8 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 18

Item 3.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	19

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
	Signature	20

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2006

ASSETS
2006
CURRENT ASSETS:
Cash and cash equivalents	$-

TOTAL CURRENT ASSETS	-

FIXED ASSETS:
Artwork	6,536
Computer equipment	71,050
Domain names	1,250
Furniture and fixtures	72,984
Leasehold improvements	9,201
Office equipment	31,180
Software	1,596
Accumulated depreciation and amortization	(170,860)

FIXED ASSETS, NET	22,937

OTHER ASSETS:
Deposits	600
Employee advances	1,659
Loan fees, net	-

TOTAL ASSETS	$25,196

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Book overdraft	$19,532
Accounts payable	1,134,512
Interest payable	155,533
Advances from shareholders	279,166
Note payable - Legacy Investors, current	618,000
Note payable - Maricopa Equity Management
Corporation, current	100,000

TOTAL CURRENT LIABILITIES	2,306,743

TOTAL LIABILITIES	2,306,743

SHAREHOLDERS EQUITY (DEFICIT):
Common stock, no par value; 30,000,000 shares
authorized; 21,645,903 shares issued and outstanding	4,030,091
Additional paid in capital	206,883
Deficit accumulated during the development stage	(6,518,521)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,281,547)

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)	$25,196

Prepared without audit.
See notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

					August 29, 2001
					(Date of Inception)
	Three Months Ended September 30,		Nine Months Ended September 30,		through
	2006	2005	2006	2005	September 30, 2006

REVENUE	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Accounting services	40,074	12,750	155,195	22,055	281,450
Legal services	3,687	18,185	142,716	70,683	720,564
Consulting and outside services	55,309	76,316	195,620	318,598	1,451,758
Salaries and wages	90,048	-	272,569	-	903,516
Guaranteed payments	-	-	-	-	512,958
Advertising	-	-	-	200,000	363,800
Rent	-	-	-	4,934	411,586
Other operating expenses	38,592	113,384	201,197	316,111	1,685,669

TOTAL OPERATING EXPENSES	227,710	220,635	967,297	932,381	6,331,301

NET INCOME (LOSS) FROM
OPERATIONS	(227,710)	(220,635)	(967,297)	(932,381)	(6,331,301)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	-	-	55,979
Interest income	-	-	-	-	6,768
Misc. income	36,958	-	36,958	-	85,770
Interest expense	(24,148)	(33,163)	(69,618)	(96,941)	(335,737)

TOTAL OTHER INCOME
AND (EXPENSES)	12,810	(33,163)	(32,660)	(96,941)	(187,220)

LOSS BEFORE
INCOME TAXES	(214,900)	(253,798)	(999,957)	(1,029,322)	(6,518,521)

NET LOSS	$(214,900)	$(253,798)	$(999,957)	$(1,029,322)	$(6,518,521)

Basic and diluted earnings (loss)
per share	(0.01)	(0.01)	(0.05)	(0.06)

Weighted average shares
outstanding	21,520,360	18,000,000	21,381,563	17,892,397

Prepared without audit.
See notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

			August 29, 2001
			(Date of Inception)
	Nine Months Ended September 30,		through
	2006	2005	September 30, 2006

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(999,957)	$(1,029,322)	$(6,518,521)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	29,711	31,866	215,859
Compensation expense	14,310	100,659	121,149
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
(Increase) decrease in:
Employee advances	(1,659)	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable	292,990	(71,374)	1,256,084
Interest payable	64,764	75,931	325,737

NET CASH USED IN
OPERATING ACTIVITIES	(599,841)	(892,240)	(4,406,217)

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of equipment	-	-	(193,797)

NET CASH USED IN
INVESTING ACTIVITIES	-	-	(193,797)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	150,934	165,210	1,053,835
Repayments of shareholder advances	(337,317)	(454,209)	(905,542)
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management Corporation	-	-	100,000
Proceeds from convertible notes payable	-	1,057,699	1,098,699
Proceeds from sale of common stock	793,100	80,000	2,782,062
Book overdraft	(6,876)	38,396	19,532

NET CASH PROVIDED BY
FINANCING ACTIVITIES	599,841	887,096	4,600,014

NET INCREASE (DECREASE)
IN CASH	-	(5,144)	-

CASH AT BEGINNING OF THE YEAR	-	5,144	-

CASH AT END OF YEAR	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$4,947	$43	$10,079

Prepared without audit.
See notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

NON-CASH ACTIVITIES

Accrued interest in the amounts of $12,414, $21,010 and $134,687 were capitalized to shareholder advances for the nine months ended September 30, 2006 and 2005, and for the period from August 29, 2001 (inception) through September 30, 2006, respectively.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	1,040,129
Net loss	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	471,000
Net loss	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	(3,850,066)	(2,138,104)
Issuance for cash, March 2005	360,175	35,000	-	-	35,000
Issuance for cash, April 2005	22,500	45,000	-	-	45,000
Stock options issued, May 2005	-	-	63,790	-	63,790
Stock options issued, August 2005	-	-	39,869	-	39,869
Issuance for consideration of loan,
October 2005	100,000	110,000	-	-	110,000
Conversion of notes payable,
November 2005	998,635	1,138,029	-	-	1,138,029
Warrants issued in connection with
notes payable , November 2005	-	-	85,734	-	85,734
Stock options issued, November 2005	-	-	3,180	-	3,180
Recapitalization of common equity,
note 5	1,615,000	-	-	-	-
Issuance for cash, November 2005	135,908	149,500	-	-	149,500
Issuance for cash, December 2005	43,181	47,500	-	-	47,500
Net loss	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)

Issuance for cash, January 2006	183,634	202,000	-	-	202,000
Issuance for cash, February 2006	70,000	77,000	-	-	77,000
Issuance for cash, March 2006	265,545	268,100	-	-	268,100
Issuance for cash, April 2006	60,000	66,000	-	-	66,000
Issuance for cash, June 2006	24,000	30,000	-	-	30,000
Issuance for cash, September 2006	150,000	150,000	-	-	150,000
Compensation costs recognized,
January 2006 - March 2006	-	-	4,770	-	4,770
April 2006 - June 2006	-	-	4,770	-	4,770
July 2006 - September 2006	-	-	4,770	-	4,770
Net loss	-	-	-	(999,957)	(999,957)

	21,645,903	$4,030,091	$206,883	$(6,518,521)	$(2,281,547)

Prepared without audit.
See notes to financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
Legacy Card Company was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation. The purpose of the Company is to develop a co-marketing agreement with a bank to offer an integrated financial program to consumers. Legacy Card Company is a credit card marketing company. The Company offers a new credit card that takes advantage of Internal Revenue Code Section 529 educational savings tax-reform legislation, providing significant tax-free savings and economic incentives for families to save early and often for college tuition and related expenses. The Company will derive its revenues from new credit card one-time account fees, new mutual (ESA) one-time account fees, credit card dollar purchase fees, any negotiated mutual fund (ESA) annual account management fees and any negotiated credit card annual renewal fees. The Company expects to commence the launch of their credit card in a test market in January 2007.

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

The results of operations presented for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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
SEPTEMBER 30, 2006

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

During the three months ended September 30, 2006 and 2005 and for the period August 29, 2001 (date of inception) through September 30, 2006, depreciation expense was $9,192, $5,625 and $215,859 respectively.

Advertising Costs
Advertising costs are charged to expense when incurred. During the three months ended September 30, 2006 and 2005 and for the period August 29, 2001 (date of inception) through September 30, 2006, the amount charged to expense was $0, $0 and $363,800, respectively.

Research and Development
Research and development costs are charged to expense when incurred. These costs primarily include the costs associated with the development of the credit card software technology. During the three months ended September 30, 2006 and 2005 and for the period August 29, 2001 (date of inception) through September 30, 2006, the amount charged to expense was $0, $0 and $210,810, respectively.

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

Earnings (Loss) per Share
Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Warrants and options to purchase shares of the Company’s stock may have a dilutive effect on the Company’s earnings per share in the future, but are not included in the calculation for the three months ended September 30, 2006 and 2005 because they have an antidilutive effect in those periods.

Stock options
The Company accounts for its stock options under SFAS No. 123(R).

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

2.	RELATED PARTY TRANSACTIONS

Advances from Shareholders
The Company borrowed funds from Daniel Thompson and Gary Teel, both are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card at an annual interest rate of six (6) percent. The balance due to both Daniel Thompson and Gary Teel at September 30, 2006, including accrued interest, is as follows:

September 30, 2006

Daniel Thompson	$139,583
Gary Teel	139,583

Total	$279,166

Currently, the Company’s headquarters is 16255 Ventura Blvd., Suite 525, Encino, CA 91436.

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
SEPTEMBER 30, 2006

3.	NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES (Continued)

Legacy Investors, LLC (Continued)
As of December 31, 2004, the Company received $451,428 of these funds, assumed $106,572 of fees and the balance of $442,000 was deposited in an escrow account. The balance remaining in the escrow account at March 31, 2006 was $0. In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. Management believes this $60,000 was not owed to the escrow agent, but nevertheless excluded the $60,000 from its assets. The balance on the note payable was $618,000 at September 30, 2006.

The loan fees related to the portion of loan funds that were not received by the Company as of September 30, 2006, were expensed during the year, leaving an amortized balance of loan fees of $0.

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

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. As of September 30, 2006, the balance of the loan of $100,000 remained outstanding. In connection with their loan, the Company issued 100,000 shares of common stock ($110,000), which was expensed in 2005.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Year Ended
September 30,
2007	$38,399
2008	35,143
2009	16,161

Total	$89,703

Rent expense for the three months ended September 30, 2006 and 2005 and for the period August 29, 2001 (date of inception) through September 30, 2006 was $0, $0 and $411,586, respectively.

Litigation
On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages. The Court issued a ruling and order that found that the officer was entitled to back pay. At March 31, 2006 and 2005, the Company had $261,958 accrued as a payable to this officer, which does not include interest, should the officer be entitled to interest. On September 15, 2006, the Company reached a settlement with the prior officer of the Company in the amount of $225,000, payable in monthly installments of $25,000, which resulted in a gain of $36,958. The unpaid balance amounted to $200,000 at September 30, 2006.

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

In November 2005, Legacy Card consummated a transaction, pursuant to which Cardiff International, Inc. acquired all the outstanding shares of Legacy Card, with Legacy Card surviving as a wholly-owned subsidiary of Cardiff International. Legacy Card recorded this transaction as a recapitalization followed by the issuance of shares to the shareholders of Cardiff International. Prior to the recapitalization transaction, Cardiff International was not an operating company, and

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

5.    RECAPITALIZATION (continued)

had no assets. Under the terms of the transaction, Cardiff International issued 18,000,000 shares of Cardiff International common stock to the former shareholders of Legacy Card in exchange for all the outstanding shares of Legacy Card.

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

7.    STOCK OPTIONS AND WARRANTS

Stock Options
The Company granted stock options to consultants and employees during 2005. These stock options have been valued using the Black Scholes method, with the following assumptions:

Interest rate	4.01%
Dividend yield	-
Term	5 Years
Expected volatility	30.00%

The following is a schedule summarizing stock option activity for the three months ended September 30, 2006:

	Number of	Average
	Options	Exercise Price

Outstanding at July 1, 2006	$425,000	$1.37
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at September 30, 2006	$425,000	$1.37
Exercisable at September 30, 2006	$416,667	$1.36

Information about stock options outstanding at September 30, 2006 is summarized below:

		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.25	325,000	5 years	$1.25	325,000	$1.25
$ 1.75	100,000	5 years	$1.75	91,667	$1.75

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Stock Options (Continued)

Warrants

The Company also issued warrants to purchase shares of common stock in 2005 and 2006. The following is a summary of the warrants outstanding at September 30, 2006:

Number of Warrants	Exercise Price	Maturity

449,318	$1.75	April-August 2010
24,318	$1.10	January 2011
397,272	$1.75	January-June 2011
375,000	$0.50	September 2011

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

Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, a national credit card. Legacy is currently in negotiations with an issuing bank.  Legacy anticipates the credit card will be available to the public commencing in the first quarter of 2007.  Legacy’s business plan calls for revenue to be generated as customers sign up for the credit card and when purchases are made with the credit card. Legacy has generated no revenues since its inception and has expended considerable funds in developing its business plan and funding its operations to date. Legacy was formed as a limited liability company in August 2001. In April 2005, Legacy was converted into a Nevada corporation.

The auditors’ report for the years ended December 31, 2005 and 2004 include a going concern qualification.

Liquidity and Capital Resources

At September 30, 2006

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At September 30, 2006, we had no cash or cash equivalents and total assets amounted to $25,196. At December 31, 2005 we had no cash or cash equivalents, and total assets amounted to $53,248, which included fixed assets and other assets.

Net cash used in operating activities was $599,841 and $892,240 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The decreases in the amount of net cash used in operating activities during these periods were attributable to increased compensation expense along with decreased fees and other operating costs.

Net cash provided by financing activities was $599,841 and $887,096 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The cash flows from financing activities during the nine months ended September 30, 2006 was attributable to proceeds from the sale of common stock of $793,100. In addition, we repaid $337,317 of shareholder advances during the nine months ended September 30, 2006.

We have incurred operating losses since inception and at September 30, 2006, we had an accumulated deficit of $6,518,521.

Current liabilities at September 30, 2006 consisted primarily of accounts payable of $1,134,512, amounts due to shareholders of $279,166, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $155,533. Current liabilities at December 31, 2005 consisted primarily of accounts payable of $841,522, amounts due to shareholders of $453,135, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $103,183.

Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have entered into employment agreements calling for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries. This waiver of salary not only reduced our operating expenses and loss, it reduced the amount of capital needed to fund our operations. During the nine months September 30, 2006, we repaid $168,658 to Mr. Teel and $168,659 to Mr. Thompson on outstanding advances.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the third quarter of 2006 we raised $150,000 from the sale of 150,000 shares of our common stock and $63,526 from shareholder advances. We are also currently attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will be launched in the first quarter of 2007 thereby commencing the generation of revenues shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future.

Results of Operations

For the Quarters Ended September 30, 2006 and 2005

We had no operating revenues for the three months ended September 30, 2006 and September 30, 2005.

We had operating expenses of $222,710 for the three months ended September 30, 2006 and $220,635 for the three months ended September 30, 2005, representing an increase of $2,075.

We had a net loss of $214,900, for the three months ended September 30, 2006 compared to a net loss of $253,798 for the three months ended September 30, 2005, representing a decrease of $38,898.  The decrease was primarily due to the $37,000 gain recorded in the three months ended September 30, 2006.

Inflation

We do not believe that inflation will negatively impact our business plan.

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

Operating History. We have not commenced active business operations. We anticipate we will commence active operations during the first quarter of 2007. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). In connection with this evaluation, management identified that there are no deficiencies, including material weaknesses, in the design or operation of internal control over financial reporting.

(b)	Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings. The Court has set an OSC for Dismissal for November 13th, 2006. The Court also vacated the trial date and the final status conference date in this matter.

Item 2.    Unregistered Sales of Equity Securities. During the quarter ended September 30, 2006 we issued 150,000 shares of our common stock unregistered transactions. All of such shares were issued in reliance on Section 4(1) of the Securities Act of 1933, as amended, as shares issued in a non-public transaction.

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

Dated: November 13, 2006	CARDIFF INTERNATIONAL, INC.

	By:	/s/ Daniel Thompson
Chief Executive Officer, President

By:	/s/ Gary R. Teel
Chief Financial Officer/ Secretary/Chairman