Form 10KSB
period 2006-12-31
CARDIFF INTERNATIONAL INC
filed 2007-04-18
CIK 811222

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 000-49709

                           CARDIFF INTERNATIONAL, INC.
                           ---------------------------
           (Name of Small Business Issuer as specified in its charter)

                Colorado                            84-1044583
     -------------------------------           --------------------
     (State or other jurisdiction of             (I.R.S. employer
      incorporation or organization)            identification No.)

                       16255 Ventura Boulevard, Suite 525
                                Encino, CA 91436
                                ----------------

         Issuer's telephone number, including area code: (818) 879-9722
                                                         --------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                            No Par Value Common Stock

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes |X| No |_| ; (1) Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |_|

      The Issuer's revenues for the fiscal year ended December 31, 2006 were $-0-

      As of April 11, 2007 there were 22,543,176 shares of the Issuer's common stock issued and outstanding of which 12,825,027 were held by non-affiliates.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

     Item 1.  Description of Business                                          3

     Item 2.  Properties                                                       6

     Item 3.  Legal Proceedings                                                6

     Item 4.  Submission of Matters to a Vote of Security Holders              6

PART II

     Item 5.  Market for the Registrant's Common Stock and Related
                Security Holder Matters                                        6

     Item 6.  Management's Discussion and Analysis of Financial
                Condition and Results of Operation                             7

     Item 7.  Financial Statements                                            12

     Item 8.  Changes and Disagreements with Accountants on
                Accounting and Financial Disclosure                           27

     Item 8A. Controls and Procedures                                         27

     Item 8B. Other Information                                               27

PART III

     Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act                                                  27

     Item 10. Executive Compensation                                          29

     Item 11. Security Ownership of Certain Beneficial Owners
                and Management                                                30

     Item 12. Certain Relationships and Related Party Transactions            30

     Item 13. Principal Accountant Fees and Services                          30

PART IV

     Item 14. Exhibits                                                        32

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      On November 10, 2005, Cardiff International, Inc. ("Cardiff"), a Colorado corporation, acquired Legacy Card Company, Inc. ("Legacy"), a privately held Nevada corporation in a triangular merger transaction (the "Merger"). The effective date of the Merger was November 10, 2005. As a result of the Merger, Legacy is now a wholly owned subsidiary of Cardiff.

      Legacy was formed as a California limited liability company in August 2001. In April 2005, Legacy was converted into a Nevada corporation.

      The Plan of Merger provided for the issuance by Cardiff, to the stockholders of Legacy an aggregate of 18,000,000 shares of Cardiff common stock, no par value per share, in connection with the Merger. As a result of the Merger, the former stockholders of Legacy are now the controlling stockholders of Cardiff. As part of the Merger, the officers and directors of Cardiff resigned from their positions as officers and directors of Cardiff and the officers and directors of Legacy were appointed as officers and directors of Cardiff at the effective time of the Merger.

      As a result of the Merger described above, on November 10, 2005 Legacy became a subsidiary of Cardiff. Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, which combines a Section 529 College Savings Plan with the credit card (the Simply Brilliant Tuition Card). The Simply Brilliant Tuition Card is not currently available but is expected to launch in St. Louis, Missouri in the second quarter of 2007.

      In January 2006, Cardiff changed its fiscal year end to December 31st from September 30th to have the same year end as Legacy.

DESCRIPTION OF BUSINESS OF LEGACY

      Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, a credit card that provides card users with an opportunity to save for their children's education on a tax-free basis while making purchases utilizing this credit card. The Simply Brilliant Tuition Card has been developed to be tied into a card user's "529 College Savings Plan," which is described below. The Simply Brilliant Tuition Card is a regular credit card but with the added benefit of tax-free savings. Similarly, there are numerous credit cards that offer users cash back or other rewards. Legacy's management believes that the Simply Brilliant Tuition Card program is a unique value-added credit card program that allows consumers using the credit card to save for a child's college education while making normal consumer purchases. The Simply Brilliant Tuition Card is a unique, tax-free educational savings reward credit card that concentrates consumer loyalty and buying on national retailers in the Legacy merchant coalition.

      The potential success of the Simply Brilliant Tuition Card involves the participation of four groups: (i) Legacy as the marketer of the credit card,
(ii) an issuing bank as the issuer of the credit card, (iii) a coalition of merchants who will make contributions to the consumer's designated 529 Education Account, and (iv) the card user. As a result of contributions made to the card user's 529 Savings Plan, we expect that the card user will become loyal customers of the coalition merchants and issuing bank.

      The Simply Brilliant Tuition Card is expected to launch during the second quarter of 2007. The retailers of the Legacy rewards program will contribute an anticipated 1% to 10% of the total spent by the card holder to the child's 529 tax-free educational fund account. The retailer contribution is expected to be supplemented by a 0.5% to 1.0% contribution from the issuing bank. This issuing bank contribution is applicable no matter where the cardholder shops, thereby encouraging regular and daily use of the Simply Brilliant Tuition Card.

      The Legacy Card Company marketing plan is the result of four years development, focus groups and other market research studies. The Simply Brilliant brand, image, programming, sales and marketing have been designed with the intent to appeal to American parents and grandparents desire to save for their child's college tuition and expenses.

DESCRIPTION OF SECTION 529 PLANS

      Section 529 plans were authorized by congress to provide tax incentives savings for qualified higher education expenses (QHEE). Earnings in 529 plans are tax-free if withdrawals are made for QHEE, otherwise there is a 10% penalty on the earnings, which are taxed at ordinary rates. Although nonqualified withdrawals are subject to a 10% penalty on the earnings, taxes on the earnings are deferred until withdrawal. Federal legislation passed in 1996 allow states to create section 529 plans.

      Section 529 plans are of two types. One is a tuition credit plan and the other is a savings plan. Section 529 provides that qualified state tuition programs shall be exempt from taxation. Such plans must be established and maintained by a State agency or instrumentality thereof. Most states have outsourced the management of their programs to investment advisory or financial service firms. While each state has its own specific requirements, the salient requirements applicable to all plans are:

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

      QHEE include tuition, fees, books, supplies, and equipment required for the enrollment or attendance of a designated beneficiary at an eligible educational institution. Reasonable costs for room and board are also QHEE for students who are enrolled at least half-time. An eligible educational institution is one which is described in section 481 of the Higher Education Act of 1965 (20 U.S. C. 1088) and which is eligible to participate in a program under Title IV of such act. The designated beneficiary is the individual designated at the commencement of the participation in the qualified state tuition program. If the designated beneficiary is changed, the new beneficiary must be a member of the original designated beneficiary's family (as defined in the code) to avoid treatment as a nonqualified withdrawal.

LAUNCHING THE SIMPLY BRILLIANT TUITION CARD

      We anticipate that the Simply Brilliant Tuition Card will launch in St. Louis, Missouri, during the second quarter of 2007. Local participation from the Chamber of Commerce has assisted Legacy in obtaining merchant participation and in structuring events for card solicitation. Our event-marketing program is anticipated to include stadium events, concerts, sporting events, shopping malls, etc. Additional local advertising will include radio coverage, billboard/outdoor advertising, and public relations. Legacy believes that special event marketing efforts will provide a platform for a large base of potential cardholders.

      The Simply Brilliant Tuition Card is more than a credit card. Legacy believes it is a unique new way for America's families to save for college while spending. Unlike most other rewards programs (airline miles, 1% cash back), the Legacy reward program brings to bear a strong emotive pull--saving for a child's tuition. Legacy's consumer benefit analysis suggests that typical American parents using the Legacy credit card will save over $7,500 toward their child's college tuition.

      To produce these tangible benefits for its cardholders, Legacy has established a merchant coalition. Each of its merchants involved in the Simply Brilliant Tuition Card Plan has agreed to make a 1%-10% contribution to the Legacy cardholder's child's 529 account. For families, they "save while they spend," on purchases they would have made anyway. For our coalition merchants, we have introduced a new marketing dynamic that is expected to change consumer buying patterns/preferences, increasing consumer expenditures at participating merchants.

LEGACY MERCHANT COALITION

      As of December 31, 2006, approximately 1400 St. Louis, Missouri area Merchants have signed up to participate in the Legacy Merchant Coalition. Each Merchant participating in the Legacy Merchant Coalition enters into an agreement with Legacy to contribute a portion of the purchases made by the Simply Brilliant Tuition cardholder to the cardholder's 529 Savings Plan.

ISSUER OF THE SIMPLY BRILLIANT TUITION CARD

      Legacy is in final negotiations with a major banking institution to become the issuing bank for the Simply Brilliant Tuition Card.

FUND MANAGERS

      One or more Section 529 Fund Managers will administer the 529 Plans for the cardholders. These administrators are expected to be national brokerage firms. We anticipate that the 529 Fund Managers will compensate Legacy as follows:

      o 25 basis points for all section 529 funds held under management from the Simply Brilliant Tuition Card.

      The Omnibus Fund Manager will administer the Omnibus Educational Funds for the cardholders. We anticipate that the Omnibus Fund Manager will compensate Legacy as follows:

      o 100 basis points for all Omnibus funds held under management from the Simply Brilliant Tuition Card.

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

                                  Contract     Termination     Monthly
Consultant                        Date         Date            Fee
--------------------------------------------------------------------------------

Delray Consulting & Management    9/1/05       Monthly         $4,000- $5,000(1)
Buck Communication Group          1/1/06       Monthly         $5,000(1)
Delta One Investments             3/23/05      Monthly         (2)

      (1) In addition to the monthly fee, the consultant will be paid a Royalty based upon the number of Legacy Credit Cards issued to customers of certain associations. The royalty is to be paid for a period of three years.

      (2) An initial retainer of $5,000 was paid to the consultant. The consultant charges $200 per hour for services actually rendered.

      Legacy entered into an "Outsourcing of Services Agreement" with CDR, LLC ("CDR"). CDR is in the business of tracking credit card transactions and micro-contributions, and related administrative services.

EMPLOYEES

      Legacy currently has four employees but anticipates it will hire additional personnel as the Simply Brilliant Tuition Card is launched.

OVERVIEW OF CARDIFF PRIOR TO THE MERGER

      Prior to the Merger Cardiff was an inactive, publicly held, SEC reporting company. Cardiff was incorporated under the laws of the State of Colorado under the name "Cardiff Financial, Inc.," on October 14, 1986. Effective April 1989, Cardiff completed an acquisition transaction with, and changed its name to, United American, Inc. The transaction was subsequently rescinded and on December 4, 1989, Cardiff changed its name from United American, Inc., to Cardiff International, Inc. Since that time, Cardiff has been a shell corporation seeking to commence active business operations by acquiring a business opportunity.

      Immediately prior to the Merger with Legacy, there were approximately 725,000 shares of Cardiff common stock issued and outstanding. Following the Merger, there were approximately 19,900,000 shares of Cardiff common stock issued and outstanding.

      Legacy Acquisition Corp. ("LAC") was a Nevada corporation, which prior to the Merger, was a wholly-owned subsidiary of Cardiff. LAC was formed solely to facilitate the Merger. As a result of the Merger, LAC was merged into Legacy and no longer exists as of the effective time of the Merger.

ITEM 2.  PROPERTIES

      Currently, Legacy has not entered into any lease agreement for office facilities. Legacy is currently using facilities in St. Louis, Missouri and facilities in Encino, California provided by a firm that provides certain professional services to Legacy. Legacy will obtain additional facilities in the future as needed.

ITEM 3.  LEGAL PROCEEDINGS

      There have been no events under any bankruptcy act, no criminal proceedings, and no judgment or injunction material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to Cardiff's shareholders for a vote during the year ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      Our common stock is quoted on the OTC "Bulletin Board" under the symbol "CDIF". During the last two years, there has only been limited trading in our common stock.

SHARES ISSUED IN UNREGISTERED TRANSACTIONS

      We issued shares of our common stock in unregistered transactions during 2005. All of the shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). As a result of the Merger, Cardiff issued 18,000,000 shares of its common stock to the shareholders of Legacy pursuant to the terms of the Plan of Merger.

      No underwriter or placement agent was involved in the above referenced transactions. Cardiff is relying on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"), and Rule 506 of Regulation D promulgated by the Securities Act.

HOLDERS

      As of December 31, 2006, there were 22,365,903 shares of common stock outstanding and approximately 719 stockholders of record of common stock.

DIVIDENDS

      We have not paid cash dividends since our inception and do not anticipate paying dividends in the foreseeable future.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

      None

LIMITATION ON DIRECTORS' LIABILITY, CHARTER PROVISIONS AND OTHER MATTERS

      Colorado law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of directors' fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations authorized by Colorado law, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Colorado law enables corporations to limit available relief to equitable remedies such as injunction or rescission. Our Certificate of Incorporation limits the liability of our directors to us or to our stockholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Colorado law.

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

TRANSFER AGENT AND REGISTRAR

      Our transfer agent is Atlas Stock Transfer, 5899 South State Street, Salt Lake City, Utah 84107; Tel: (801) 266-7151.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

      Cardiff International, Inc. ("Cardiff"), acquired Legacy Card Company, Inc. ("Legacy") in a merger transaction in November 2005. The transaction was accounted for as a reverse merger transaction whereby Legacy, although a subsidiary of Cardiff, was deemed to be the surviving entity for accounting purposes. In January 2006, Cardiff changed its fiscal year end to December 31st from September 30th to have the same year-end as Legacy.

      Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, a credit card. Legacy anticipates the credit card will be available to the public in the second quarter of 2007. Legacy's business plan calls for revenue to be generated as customers sign up for the credit card and when purchases are made with the credit card. Legacy has generated no revenues since its inception and has expended considerable funds in developing its business plan and funding its operations.

      Legacy was formed as a limited liability company in August 2001. In April 2005, Legacy was converted into a Nevada corporation.

LIQUIDITY AND CAPITAL RESOURCES

AT DECEMBER 31, 2006

      Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At December 31, 2006, we had $6,431 of or cash equivalents and total assets amounted to $23,816. At December 31, 2005 we had no cash or cash equivalents, and total assets amounted to $53,248, which included fixed assets and other assets.

      Net cash used in operating activities was $904,207 and $1,098,940 for the year ended December 31, 2006 and December 31, 2005, respectively. The decreases in the amount of net cash used in operating activities during these periods were attributable to decreased fees and other operating costs.

      Net cash provided by financing activities was $910,638 and $1,096,296 for the year ended December 31, 2006 and December 31, 2005, respectively. The cash flows from financing activities during the year end December 31, 2006 was attributable to proceeds from the sale of common stock of $1,283,600. In addition, we repaid $545,644 of shareholder advances during the year end December 31, 2006.

      We have incurred operating losses and at December 31, 2006, we had an accumulated deficit of $6,798,005.

      Current liabilities at December 31, 2006 consisted primarily of accounts payable and accrued expenses of $1,080,956, amounts due to shareholders of $120,817, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $172,983. Current liabilities at December 31, 2005 consisted primarily of accounts payable and accrued expenses of $841,522, amounts due to shareholders of $453,135, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $103,183.

      Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have entered into employment agreements for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries. This waiver of salary not only reduced our operating expenses and loss, it reduced the amount of capital needed to fund operations. During the year end December 31, 2006, we repaid $287,647 to Mr. Teel and $257,997 to Mr. Thompson on outstanding advances.

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

      In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the fourth quarter of 2006 we raised $623,500 from the sale of 916,500 shares of our common stock. We are also currently attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will launch in the second quarter of 2007 thereby commencing the generation of revenues shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

      We had no operating revenues for the year ended December 31, 2006 and December 31, 2005.

      We had operating expenses of $1,223,372 for the year ended December 31, 2006 and $1,569,743 for the year ended December 31, 2005, representing a decrease of $346,371.

      We had a net loss of $1,279,441, for the year ended December 31, 2006 compared to a net loss of $1,668,498 for the year ended December 31, 2005, representing a decrease of $389,057 due to decreased advertising and consulting fees and other operating costs.

INFLATION

      We do not believe that inflation will negatively impact our business plans.

PLAN OF OPERATION

      Our current business plan is described in "Item 1 - Description of Business"

CRITICAL ACCOUNTING POLICIES

      This Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the US.

      We have not yet commenced active operations. The preparation of our financial statements requires management to make estimates and assumptions that affect amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions. Management will base its estimates and judgments on the historical experience of the operations we may acquire and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from estimates under different assumptions or conditions.

      Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

      We utilize the fair value based method of accounting for stock-based compensation, in accordance with Statement of Financial Accounting Standards No. 123(R).

RECENT ACCOUNTING PRONOUNCEMENTS

      In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

      In September 2006, the FASB issued FAS 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN No. 48). This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

      In March 2006, the FASB issued FAS 156, "Accounting for Servicing of Financial Assets -- an Amendment of FASB Statement No. 140." This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

      In February 2006, the FASB issued FAS 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140." This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

FORWARD OUTLOOK AND RISKS

      This Form 10-KSB for the year ended December 31, 2006 contain and incorporate by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Cardiff are expressly qualified by the Cautionary Statements. We disclaim, any intent or obligation to update our forward-looking statements.

OPERATING HISTORY. We have not commenced active business operations. We anticipate we will commence active operations during the second quarter of 2007. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

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

AUDITOR'S OPINION HAS A GOING CONCERN QUALIFICATION. Our auditor's report dated April 13, 2007 for the year ended December 31, 2006 and 2005 and for the period from August 29, 2001 (date of inception) through December 31, 2006 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                            PAGE
                                                                      ----------


Report of Independent Registered Public Accounting Firm                       13

Consolidated Balance Sheets                                                   14

Consolidated Statements of Operations                                         15

Consolidated Statements of Cash Flows                                    16 - 17

Consolidated Statements of Shareholders' Equity (Deficit)                     18

Notes to Consolidated Financial Statements                               19 - 26

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders
Cardiff International, Inc. dba Legacy Card Company

We have audited the accompanying consolidated balance sheets of Cardiff International, Inc. dba Legacy Card Company (a development stage Company) (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and for the period from August 29, 2001 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff International, Inc. dba Legacy Card Company as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended and for the period from August 29, 2001 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit during the years ended December 31, 2006 and 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
April 13, 2007

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                     ASSETS
                                     ------

                                                     2006             2005
                                                --------------   --------------
CURRENT ASSETS:
  Cash and cash equivalents                     $       6,431   $            -
  Advances to Employees                                 1,659                -
                                                --------------   --------------

    TOTAL CURRENT ASSETS                                8,090                -

FIXED ASSETS:
  Artwork                                               6,536            6,536
  Computer equipment                                   71,050           71,050
  Domain names                                          1,250            1,250
  Furniture and fixtures                               72,984           72,984
  Leasehold improvements                                9,201            9,201
  Office equipment                                     31,180           31,180
  Software                                              1,596            1,596
  Accumulated depreciation                           (178,671)        (156,149)
                                                --------------   --------------

    FIXED ASSETS, NET                                  15,126           37,648
                                                --------------   --------------
OTHER ASSETS:
  Deposits                                                600              600
  Loan fees, net of accumulated amortization
    of $30,000 and $15,000, respectively                    -           15,000
                                                --------------   --------------

      TOTAL ASSETS                              $      23,816    $      53,248
                                                ==============   ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
  Book overdraft                                $           -    $      26,408
  Accounts payable                                    925,297          841,522
  Interest payable                                    172,983          103,183
  Payroll and payroll tax payable                     155,659                -
  Advances from shareholders                          120,817          453,135
  Note payable - Legacy Investors, current            618,000          618,000
  Note payable - Maricopa Equity Management
    Corporation, current                              100,000          100,000
                                                --------------   --------------

    TOTAL CURRENT LIABILITIES                       2,092,756        2,142,248

NONCURRENT LIABILITIES:
  Note payable - Legacy Investors, noncurrent               -                -
                                                --------------   --------------

    TOTAL LIABILITIES                               2,092,756        2,142,248

SHAREHOLDERS EQUITY (DEFICIT):
  Common stock, no par value; 30,000,000
    shares authorized; 22,365,903 and
    20,892,724 shares issued and outstanding        4,693,591        3,236,991
  Additional paid in capital                          208,474          192,573
  Subscription receivable                            (173,000)               -
  Deficit accumulated during the development
    stage                                          (6,798,005)      (5,518,564)
                                                --------------   --------------

    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)           (2,068,940)      (2,089,000)

      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY (DEFICIT)                        $      23,816    $      53,248
                                                ==============   ==============

          See report of independent registered public accounting firm.
    The accompanying notes are an integral part of these financial statements


                           CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD
                      AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006


                                                                                       August 29, 2001
                                                                                     (Date of Inception)
                                                       Years Ended December 31,             through
                                                        2006             2005         December 31, 2006
                                                   --------------   --------------    -----------------
REVENUE                                            $           -    $           -     $              -

COST OF SALES                                                  -                -                    -
                                                   --------------   --------------    -----------------

    GROSS PROFIT                                               -                -                    -

OPERATING EXPENSES:
  Consulting and outside services                        240,875          622,986            1,497,724
  Advertising                                                  -          200,000              363,800
  Legal services                                         145,642          167,560              722,990
  Rent                                                         -            4,934              411,586
  Guaranteed payments                                          -                -              512,958
  Salaries and wages                                     351,422                -              982,368
  Other operating expenses                               485,433          574,263            2,095,950
                                                   --------------   --------------    -----------------

    TOTAL OPERATING EXPENSES                           1,223,372        1,569,743            6,587,376
                                                   --------------   --------------    -----------------

      NET INCOME (LOSS) FROM OPERATIONS               (1,223,372)      (1,569,743)          (6,587,376)

OTHER INCOME AND (EXPENSES):
  Sublease rental income                                       -                -               55,979
  Interest income                                              -                -                6,768
  Misc. income                                            36,958           48,812               85,770
  Interest expense                                       (93,027)        (147,567)            (359,146)
                                                   --------------   --------------    -----------------

    TOTAL OTHER INCOME AND (EXPENSES)                    (56,069)         (98,755)            (210,629)
                                                   --------------   --------------    -----------------

INCOME (LOSS) BEFORE INCOME TAXES                     (1,279,441)      (1,668,498)          (6,798,005)
                                                   --------------   --------------    -----------------

      NET INCOME (LOSS)                            $  (1,279,441)   $  (1,668,498)    $     (6,798,005)
                                                   ==============   ==============    =================


Basic and diluted earnings (loss) per share                (0.06)           (0.09)
                                                   ==============   ==============

Weighted average shares outstanding                   21,612,166       18,174,697
                                                   ==============   ==============

                      See report of independent registered public accounting firm.
                The accompanying notes are an integral part of these financial statements


                           CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD
                      AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006


                                                                                       August 29, 2001
                                                                                     (Date of Inception)
                                                       Years Ended December 31,             through
                                                        2006             2005         December 31, 2006
                                                   --------------   --------------    -----------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                         $  (1,279,441)   $  (1,668,498)    $     (6,798,005)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                         37,522           42,502              223,670
    Compensation expense                                  15,901          106,839              122,740
    Issuance of common stock for loan costs                    -          110,000              110,000
    Issuance of warrants as loan costs                         -           85,734               85,734
    (Increase) decrease in:
      Advances to Employees                               (1,659)               -               (1,659)
      Deposits                                                 -                -                 (600)
    Increase (decrease) in:
      Accounts payable and accrued expenses              239,434           83,135            1,171,278
      Interest payable                                    84,036          147,553              345,009
      Payroll and payroll tax payable                          -           (6,205)                   -
                                                   --------------   --------------    -----------------

        NET CASH USED IN OPERATING ACTIVITIES           (904,207)      (1,098,940)          (4,741,833)
                                                   --------------   --------------    -----------------

CASH FLOW FROM INVESTING ACTIVITES
  Acquisition of equipment                                     -           (2,500)            (193,797)
                                                   --------------   --------------    -----------------

        NET CASH USED IN INVESTING ACTIVITIES                  -           (2,500)            (193,797)
                                                   --------------   --------------    -----------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from shareholder advances                     199,090          162,414            1,101,991
  Repayments of shareholder advances                    (545,644)        (568,225)          (1,113,869)
  Proceeds from note payable-Legacy Investors                  -                -              451,428
  Proceeds from note payable-Maricopa Equity
    Management Corporation                                     -          100,000              100,000
  Proceeds from convertible notes payable                      -        1,098,699            1,098,699
  Proceeds from sale of common stock                   1,283,600          277,000            3,272,562
  Book overdraft                                         (26,408)          26,408                    -
                                                   --------------   --------------    -----------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES        910,638        1,096,296            4,910,811
                                                   --------------   --------------    -----------------

          NET INCREASE (DECREASE) IN CASH                  6,431           (5,144)             (24,819)

CASH AT BEGINNING OF THE YEAR                                  -            5,144                    -
                                                   --------------   --------------    -----------------

CASH AT END OF YEAR                                $       6,431    $           -     $        (24,819)
                                                   --------------   --------------    -----------------

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                            $       8,991    $           -     $         14,123
                                                   ==============   ==============    =================

                      See report of independent registered public accounting firm.
                The accompanying notes are an integral part of these financial statements


               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD
          AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006


NON-CASH ACTIVITIES
-------------------
Accrued interest in the amounts of $14,236, $32,356 and $136,509 were capitalized to shareholder advances for the years ended December 31, 2006 and
2005 and for the period from August 29, 2001 (date of inception) through
December 31, 2006, respectively. Repayments of advances to shareholders include payments of capitalized interest.

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


                                         CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                    FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD
                                    AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006


                                                                          Additional
                                                  Common Stock             Paid in      Subscription    Accumulated
                                               Shares         Amount       Capital       Receivable       Deficit         Total
                                            ------------   ------------   ---------      ----------     -----------    -----------
BALANCE, AUGUST 29, 2001
  (Date of Inception)                       $          -   $          -   $       -      $        -     $         -    $         -
  Issuance for cash, 2001                      2,066,717        200,833           -               -               -        200,833
  Issuance for cash, 2002                     10,703,678      1,040,129           -               -               -      1,040,129
    Net loss                                           -              -           -               -      (1,182,273)    (1,182,273)
                                            ------------   ------------   ---------      ----------     -----------    -----------

BALANCE, DECEMBER 31, 2002                    12,770,395      1,240,962           -               -      (1,182,273)        58,689
  Issuance for cash, 2003                      4,846,930        471,000           -               -               -        471,000
    Net loss                                           -              -           -               -      (1,608,882)    (1,608,882)
                                            ------------   ------------   ---------      ----------     -----------    -----------

BALANCE, DECEMBER 31, 2003                    17,617,325      1,711,962           -               -      (2,791,155)    (1,079,193)
    Net loss                                           -              -           -               -      (1,058,911)    (1,058,911)
                                            ------------   ------------   ---------      ----------     -----------    -----------

BALANCE, DECEMBER 31, 2004                    17,617,325      1,711,962           -               -      (3,850,066)    (2,138,104)
  Issuance for cash, March 2005                  360,175         35,000           -               -               -         35,000
  Issuance for cash, April 2005                   22,500         45,000           -               -               -         45,000
  Stock options issued, May 2005                       -              -      63,790               -               -         63,790
  Stock options issued, August 2005                    -              -      39,869               -               -         39,869
  Issuance for consideration of loan,
    October 2005                                 100,000        110,000           -               -               -        110,000
  Conversion of notes payable,
    November 2005                                998,635      1,138,029           -               -               -      1,138,029
  Warrants issued in connection with
    notes payable , November 2005                      -              -      85,734               -               -         85,734
  Stock options issued, November 2005                                         3,180               -                          3,180
  Recapitalization of common equity,
    note 5                                     1,615,000              -           -               -               -              -
  Issuance for cash, November 2005               135,908        149,500           -               -               -        149,500
  Issuance for cash, December 2005                43,181         47,500           -               -               -         47,500
    Net loss                                           -              -           -               -      (1,668,498)    (1,668,498)
                                            ------------   ------------   ---------      ----------     -----------    -----------

BALANCE, DECEMBER 31, 2005                    20,892,724      3,236,991     192,573               -      (5,518,564)    (2,089,000)
  Issuance for cash, January 2006                183,634        202,000           -               -               -        202,000
  Issuance for cash, February 2006                70,000         77,000           -               -               -         77,000
  Issuance for cash, March 2006                  265,545        268,100           -               -               -        268,100
  Issuance for cash, April 2006                   60,000         66,000           -               -               -         66,000
  Issuance for cash, June 2006                    24,000         30,000           -               -               -         30,000
  Compensation expense                                 -              -      15,901               -                         15,901
  Issuance for cash, September 2006              150,000        150,000           -               -               -        150,000
  Issuance of common stock, October 2006         550,000        451,000           -        (451,000)              -              -
  Payment on subscription receivable,
    October 2006                                       -             -            -         175,000               -        175,000
  Issuance for cash, October 2006                 40,000         50,000           -               -               -         50,000
  Payment on subscription receivable,
    November 2006                                      -              -           -         120,000               -        120,000
  Payment on subscription receivable,
    December 2006                                      -              -           -         133,000               -        133,000
  Issuance for cash, December 2006                10,000         12,500           -               -               -         12,500
  Issuance for services, December 2006           120,000        150,000           -        (150,000)              -              -
    Net loss                                           -              -           -               -      (1,279,441)    (1,279,441)
                                            ------------   ------------   ---------      ----------     -----------    -----------
BALANCE, DECEMBER 31, 2006                    22,365,903   $  4,693,591   $ 208,474      $ (173,000)    $(6,798,005)   $(2,068,940)
                                            ============   ============   =========      ==========     ===========    ===========

                                    See report of independent registered public accounting firm.
                              The accompanying notes are an integral part of these financial statements

                                                                 18

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND NATURE OF OPERATIONS
      Legacy Card Company was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, the Company merged with Cardiff International, Inc. ("Cardiff"), a publicly held corporation. The purpose of the Company is to develop a co-marketing agreement with a premier national bank to offer an integrated financial program to consumers. Legacy Card Company, LLC is a credit card marketing company. The Company offers a new credit card that takes advantage of Internal Revenue Code Section 529 educational savings tax-reform legislation, providing significant tax-free savings and economic incentives for families to save early and often for college tuition and related expenses. The Company will derive its revenues from new credit card one-time account fees, new mutual (ESA) one-time account fees, credit card dollar purchase fees, any negotiated mutual fund (ESA) annual account management fees and any negotiated credit card annual renewal fees. The Company expects to commence the launch of their credit card in a test market in Spring 2007.

      DEVELOPMENT STAGE ACTIVITIES
      The Company is focusing its efforts in two areas during the development stage. First, the Company is devoting substantial time to the development of the credit card technology software that will be used to capture information at the credit card transaction level. Second, the Company is working to contract with merchants to participate in the program and add incentives for consumers to both use the credit card and make purchases from these merchants.

      GOING CONCERN
      The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit, which raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management has prospective investors and believes the raising of capital will allow the Company to pursue the development of its credit card business. However, if the Company is unable to raise additional capital we may have to cease operations.

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

                                                     Years
                                               -----------------
      Dormain and software                             3
      Furniture and fixtures                           5
      Office equipment                                 5
      Leasehold improvements                     life of lease


          See report of independent registered public accounting firm.

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      During the years ended December 31, 2006 and 2005, depreciation expense was $37,523 and $42,502, respectively. From inception through December 31, 2006, depreciation expense was $221,301.

      ADVERTISING COSTS
      Advertising costs are charged to expense when incurred. During the years ended December 31, 2006 and 2005, the amount charged to expense was $0 and $200,000, respectively. From inception through December 31, 2006, advertising costs was $363,800.

      RESEARCH AND DEVELOPMENT
      Research and development costs are charged to expense when incurred. These costs primarily include the costs associated with the development of the credit card software technology. During the years ended December 31, 2006 and 2005, the amount charged to expense was $0 and $0, respectively. From inception through December 31, 2006, research and development costs were $36,410.

      USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results could differ from those estimates.

      INCOME TAXES
      The Company was treated as a partnership for federal income tax purposes up to April 18, 2005, when it converted to a Nevada Corporation. Consequently, federal income taxes were not payable by, or provided for, the Company. Members were taxed individually on their shares of the Company's earnings. The Company's net income or loss was allocated among the members in accordance with the regulations of the Company. Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company's judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

      EARNINGS (LOSS) PER SHARE
      Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Warrants and options to purchase shares of the Company's stock may have a dilutive effect on the Company's earnings per share in the future, but are not included in the calculation for the years ended December 31, 2006 and 2005 because they have an antidilutive effect in those periods.


          See report of independent registered public accounting firm.

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      STOCK OPTIONS
      On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R relating to its stock-based compensation plans using the modified prospective method. Under this method, compensation cost recognized during the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value method. There were no options granted during the year ended December 31, 2006. Prior to January 1, 2006, the Company had accounted for stock options under SFAS No. 123.

2.    RELATED PARTY TRANSACTIONS

      ADVANCES FROM SHAREHOLDERS
      The Company borrows funds from Daniel Thompson and Gary Teel, both are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card at an annual interest rate of six (6) percent. The balance due to both Daniel Thompson and Gary Teel at December 31, 2006 and 2005, including accrued interest, is as follows:

                                                  December 31
                                             2006             2005
                                        --------------   --------------
      Daniel Thompson                   $      112,309   $      226,568
      Gary Teel                                  8,508          226,567
                                        --------------   --------------

        Total                           $      120,817   $      453,135
                                        ==============   ==============

      EMPLOYMENT AGREEMENTS
      The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month. Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances.

3.    NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES

      LEGACY INVESTORS, LLC
      On August 5, 2004, the Company entered into a loan agreement with Legacy Investors, LLC, a Florida limited liability company. The initial loan amount of $1,000,000 (the "Initial Loan Amount") was made by Legacy Investors, LLC upon the satisfaction of the post-closing covenant, comprising of a convertible debenture in the amount of $500,000 and an initial debenture for the amount of $500,000. Lenders required funds to be deposited into an escrow account. Disbursements were required to be from an escrow agent.

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


          See report of independent registered public accounting firm.

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

3.    NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES (Continued)

      LEGACY INVESTORS, LLC (CONTINUED)
      Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. Although Legacy Investors, LLC has raised an issue that the loan might be in default, management does not believe they are in breach of the terms of the agreement, and therefore no additional liability has been recorded relating to a higher interest rate.

      The Company entered into a security agreement stating that the assets of the Company as well as the stock pledges are collateral on this loan.

      As of December 31, 2004, the Company received $451,428 of these funds, assumed $106,572 of fees and the balance of $442,000 was deposited in an escrow account. In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. Management believes this $60,000 was not owed to the escrow agent, but, nevertheless excluded the $60,000 from its assets. The balance on the note payable was $618,000 at December 31, 2006 and 2005.

      The loan fees related to the portion of loan funds that were not received by the Company as of December 31, 2006, were expensed during 2006, leaving an amortized balance of loan fees of $0. Amortization expense on loan fees amounted to $15,000 and $22,500 for the years ended December 31, 2006 and 2005, respectively.

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

      MARICOPA EQUITY MANAGEMENT CORPORATION
      On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. As of December 31, 2006 and 2005, the balance of the loan of $100,000 remained outstanding. In connection with their loan, the Company issued 100,000 shares of common stock ($110,000), which was expensed in 2005.


          See report of independent registered public accounting firm.

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

4.    COMMITMENTS AND CONTINGENCIES

      OPERATING LEASE
      On April 22, 2003, the Company signed a lease with Pitney Bowes for mailing equipment. This lease commenced April 22, 2003 and expired October 30, 2006. In July 2006, the Company assumed auto leases for the two officers of the Company, of which one expires in July 2008 and the other expires in June 2009. Future minimum rental payments under leases are:

                2007                    $       39,032
                2008                            25,437
                2009                            11,359
                                        --------------

                Total                   $       75,828
                                        ==============

      Lease expense for the years ended December 31, 2006 and 2005 was $29,979 and $0, respectively.

      Currently, the headquarters of the Company are located in the offices of one of the Company's consultant's and no rent is being charged. Rent expense for the years ended December 31, 2006 and 2005 was $0 and $4,934, respectively. From inception through December 31, 2006, rent expense was $411,586.

      In April 2004, the Company began subletting their office on a month-to-month basis, which ended in 2004. During the years ended December 31, 2006 and 2005, the Company received rental income of $0 and $0, respectively. From inception through December 31, 2006, rental income was $55,979.

      LITIGATION

      On February 1, 2003, the Company signed a lease with Red Bull North America, Inc. for office space. The lease commenced February 1, 2003 and was to expire March 31, 2006. The Company vacated the premises in 2004. The Company is in negotiation with Red Bull North America, Inc., who is holding the Company's property and equipment as collateral for the balance owed. The Company vacated the premises in 2004.

      On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages. The Court issued a ruling and order that found that the officer was entitled to back pay. At December 31, 2005 and 2004, the Company had $261,958 accrued as a payable to this officer, which does not include interest, should the officer be entitled to interest. On September 15, 2006, the Company reached a settlement with the prior officer of the Company in the amount of $225,000, payable in monthly installments of $25,000, which resulted in a gain of $36,958. The Company failed to make required payments in 2007. As such, the Company was subject to a 25% penalty of the outstanding principal balance as of the date of default in accordance with the settlement agreement. At December 31, 2006 the unpaid balance amounted to $156,250, which includes a penalty of $31,250.

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


          See report of independent registered public accounting firm.

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

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

6.    INCOME TAXES

      The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

      At December 31, 2006, the Company has net operating loss carryforwards of approximately $3 million for federal tax purposes, which expire from 2007 to 2026. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company is in the process of determining the amount of loss carryforwards that may be used against future taxable income.

      At December 31, 2006, total deferred tax assets, consisting principally of net operating loss carryforwards, amount to approximately $1.2 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

7.    STOCK OPTIONS AND WARRANTS

      STOCK OPTIONS
      The Company granted stock options to consultants and employees during 2005. These stock options have been valued using the Black Scholes method, with the following assumptions:

      Interest rate                      4.01 %
      Dividend yield                        -
      Term                            5 Years
      Expected volatility               30.00 %

      The following is a schedule summarizing stock option activity for the year ended December 31, 2006:


          See report of independent registered public accounting firm.

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

7.    STOCK OPTIONS AND WARRANTS (Continued)

                                                                   Weighted-
                                            Number of               Average
                                             Options            Exercise Price
                                          -------------        ----------------
      Outstanding at January 1, 2005                  -        $              -
      Granted                                   425,000                    1.37
      Exercised                                       -                       -
      Forfeited                                       -                       -
                                          -------------        ----------------

      Outstanding at December 31, 2005          425,000        $           1.37
      Granted                                         -                       -
      Exercised                                       -                       -
      Forfeited                                       -                       -
                                          =============        ================

      Exercisable at December 31, 2006          425,000        $           1.37
                                          =============        ================

      As of December 31, 2006, the total unrecognized fair value compensation cost related to non vested stock options was $0.

                                                                   Weighted-
                                            Number of               Average
                                             Options            Exercise Price
                                          -------------        ----------------
      Non Vested, January 1, 2006                83,333                    1.37
      Granted                                         -                       -
      Forfeited                                       -                       -
      Veted                                      83,333                    1.37
      Non Vested, December 31, 2006                   -                       -

      Information about stock options outstanding at December 31, 2006 is summarized below:

                                  Weighted-
                                   Average          Weighted-                      Weighted-
      Exercise      Number        Remaining          Average          Number        Average
       Price     Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
      --------   -----------   ----------------   --------------   -----------   --------------
      $   1.25       325,000       4 years        $         1.25     325,000     $         1.25
      $   1.75       100,000       4 years        $         1.75     100,000     $         1.75

      WARRANTS
      The Company also issued warrants to purchase shares of common stock in 2006. The following is a summary of the warrants outstanding at December 31, 2006:


          See report of independent registered public accounting firm.

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

7.    STOCK OPTIONS AND WARRANTS (Continued)

        Number of Warrants        Exercise Price               Maturity
      ----------------------     ----------------        -------------------
             449,318             $           1.75         April-August 2010
              24,318             $           1.10            January 2011
             422,272             $           1.75         January-June 2011
             375,000             $           0.50           September 2011
           1,125,000             $           0.50            October 2011
              60,000             $           1.75            October 2011

8.    SUBSEQUENT EVENTS

      In the first quarter of 2007, $10,000 was contributed to the Company in exchange for 40,000 shares of common stock.

      Subsequent to the balance sheet date the Company received a demand letter from Legacy Investors, LLC demanding repayment of the balance owed to them and threatened litigation if the balance is not repaid by January 15, 2007. As of April 13, 2007 the balance was not repaid.


          See report of independent registered public accounting firm.

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

ITEM 8A. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

      There has been no change in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

THE SARBANES-OXLEY ACT OF 2002 (THE "ACT") imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with our annual report for the year ended December 31, 2007, is for management to report on Cardiff International's internal controls over financial reporting and for our independent registered public accountants to attest to this report.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

      The current directors and officers of Cardiff who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                      Position
      --------------------      --------------------------------------------

      Gary R. Teel              Chairman of the Board/Secretary/Treasurer
      Daniel Thompson           CEO/President/Director

      Background information about the Company's officers and directors is as follows:

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

COMMITTEES OF THE BOARD OF DIRECTORS

      We do not have any committees established by our Board of Directors. Accordingly we have no audit committee, compensation committee, nominating committee or any other committee. Cardiff's common stock is currently traded on the OTCBB. If Cardiff were ever to meet the qualifications for listing on a securities exchange or for quotation on NASDAQ, it would be required to have an audit committee and possibly other board committees.

COMMUNICATIONS WITH BOARD MEMBERS

      We have not adopted a formal process by which stockholders may communicate with the Board of Directors. Until a formal process occurs, stockholders may contact our CEO/President at dthompson@legacycard.com, or (818)879-9722.

COMPLIANCE WITH SECTION 16(A)

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. The Company believes that, during the year ended December 31, 2006, the Reporting Persons met all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:


Name and Other Annual                                Other Annual    Stock     Options/    LTIP         Other
Principal Position        Year    Salary    Bonus    Compensation    Awards   SAR's (#)   Payouts    Compensation
-----------------------  ------  --------  -------  --------------  --------  ---------  ---------  --------------
Gary R. Teel              2006      -0-      -0-         -0-           -0-       -0-        -0-          -0-
Chairman                  2005      -0-      -0-         -0-           -0-       -0-        -0-          -0-
                          2004      -0-      -0-         -0-           -0-       -0-        -0-          -0-

Daniel Thompson           2006      -0-      -0-         -0-           -0-       -0-        -0-          -0-
CEO                       2005      -0-      -0-         -0-           -0-       -0-        -0-          -0-
                          2004      -0-      -0-       $67,500         -0-       -0-        -0-          -0-

      Mr. Teel and Mr. Thompson each waived their unpaid salary since the inception of Legacy. We anticipate salaries will be paid to each of them commencing in the first quarter of 2007.

EMPLOYMENT AGREEMENTS

      On June 3, 2002 we entered into employment agreements with each of Gary R. Teel and Daniel Thompson. The terms of the agreements are similar and include the following terms: (1) monthly salaries of $25,000, (ii) annual bonus of 2% pre-tax profits, (iii) five year term; (iv) medical and health benefits; (v) termination without cause results in compensation paid for four years, (vi) the sale of the Company results in compensation paid for three years. Mr. Teel and Mr. Thompson each waived there salary since the inception of Legacy. We anticipate salaries will be paid to each of them commencing in the second quarter of 2007.

      On August 3, 2005, Legacy entered into an employment agreement with Ruth Martin Fisher. Under the agreement, Ms. Fisher will be Legacy's Executive Vice President, Strategic Marketing. The term of the agreement is 60 months. The agreement provides for a monthly salary of $15,000. In addition to her base salary, Ms. Fisher is entitled to an annual performance bonus of 1/2 of 1% of Gross Pre-Tax Profit. The agreement provides for an option to purchase 200,000 shares at $1.25. The option vests six months after employment was commenced. The agreement provides for a vehicle allowance of $15,000 per year commencing 30 days after the Simply Brilliant Tuition Card is launched. If Ms. Fisher is terminated without cause or if Legacy is sold, she is entitled to five years of current salary.

      On August 5, 2005, Legacy entered into an employment agreement with Jacob Herschend. Under the agreement, Mr. Herschend is Legacy's Vice President of Corporate Marketing and Sales. The term of the agreement is 60 months. The agreement provides for a monthly salary of $6,266, which will increase to $8,333 when the St. Louis Pilot Program is completed. In addition to his base salary, Mr. Herschend is entitled to an annual performance bonus of 1/2 of 1% of Gross Pre-Tax Profit. The agreement provides for an option to purchase 125,000 shares at $1.25. If Mr. Herschend is terminated without cause, he is entitled to three months compensation. If Legacy is sold, he is entitled to six months of compensation.

      On November 7, 2005, Legacy entered into an employee agreement with Yaell Ben-nun. Under the agreement, Ms. Ben-nun is responsible for Executive Assistant and Accounting functions. The agreement provides for a monthly salary of $5,000. In addition to the base salary, upon the launch of the St. Louis Missouri Pilot Ms. Ben-nun is entitled to a quarterly performance bonus of $5,000. The agreement provides for an option to purchase 100,000 shares at $1.75.

STOCK OPTIONS GRANTED IN THE LAST FISCAL YEAR

      No options to purchase shares of common stock granted to officers/ directors during 2006.

AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

      No officer/ director of Cardiff were offered any options during 2006.

EQUITY COMPENSATION PLAN INFORMATION

      We have not adopted any equity compensation plans as of the date of this Form 10-KSB. It is likely that one or more equity compensation plans may be adopted in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth information regarding shares of our Common Stock beneficially owned as of December 31, 2006 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

Shareholder                              Common Stock (1)        Percentage
---------------------------------       -----------------       ------------

Gary R. Teel (2)                            6,334,848 (3)           28.4%
Daniel Thompson (2)                         3,078,528 (4)           13.8%

All officers and directors
as a group 3 persons                        9,413,376               42.2%

TOTAL                                      22,238,403               100 %

      (1) For purposes of this table "beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any common shares that such person or group has the right to acquire within 60 days after April 11, 2007. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after April 11, 2007 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group.
      (2)   These are the officers and directors of the Company.
      (3) Includes 3,934,848 shares issued in the name of Mr. Teel, 2,400,000 shares owned by the Teel Family Trust.
      (4) Includes 1,478,528 shares issued in the name of Mr. Thompson, 1,600,000 shares owned by the Thompson Family Trust.

OUTSTANDING OPTIONS AND WARRANTS

      Information about outstanding options and warrants are included in foot note 7 of the financial statements included as Item 7 to this Form 10-KSB

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      In connection with the Merger transaction described in Item 1 of this Form 10-KSB, our officers and directors exchanged their shares of Legacy for shares of Cardiff. The number of shares issued are described in Item 5 of Form 10-KSB.

      During the year end December 2006, we repaid loans to officers/ directors Gary Teel and Daniel Thompson. A total of $287,647 was repaid to Mr. Teel and $257,997 was repaid to Mr. Thompson.

ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT AUDITORS

      Rose, Snyder & Jacobs have been appointed to audit the consolidated financial statements of Cardiff for the year ending December 31, 2006 and to report the results of their audit to the Board of Directors. Schumacher & Associates served as the auditor for Cardiff for the year ending December 31, 2004 and provided services during 2005.

FEES BILLED TO CARDIFF BY ROSE SNYDER & JACOBS AND SCHUMACHER & ASSOCIATES

      ROSE, SNYDER & JACOBS                    2006            2005
                                           ------------    ------------
      (1) Audit Fees                       $     64,910    $     59,290
                                           ============    ============
      (2) Tax Fees                         $               $
                                           ============    ============
      (3) All Other Fees                   $               $
                                           ============    ============

      SCHUMACHER & ASSOCIATES                  2006            2005
                                           ------------    ------------
      (1) Audit Fees                       $               $
                                           ============    ============
      (2) Tax Fees                         $               $
                                           ============    ============
      (3) All Other Fees                   $               $
                                           ============    ============

      (1) Audit fees billed to Cardiff by Rose, Snyder & Jacobs were for professional services performed in connection with the audit of Cardiff's annual financial statements and review of quarterly information.
      (2) Tax services generally include fees for services performed related to tax compliance, consulting services.
      (3) Rose, Snyder & Jacobs nor Schumacher & Associates billed Cardiff for other services during 2006 and 2005.

      All audit and non-audit services and fees are pre-approved by the Audit Committee or by the Chairman of the Audit Committee pursuant to delegated authority.

      Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Rose Snyder & Jacobs is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

   o approved by our Audit Committee (our entire Board serves as our audit committee); or

   o entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee's responsibilities to management.

      Under the direction of our Chairman, Gary Teel, our Board of Directors acting as our audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered. The Board of Directors has considered the nature and amount of fees billed by Rose Snyder & Jacobs and Schumacher & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining both firms independence.

                                     PART IV

ITEM 14. EXHIBITS

     A.  Exhibits

         Exhibit
         Number      Exhibit
         -----------------------------------------------------------------------
         3.1         Article of Incorporation (1)
         3.2         Bylaws (1)
         10.1        Form Convertible Note (1)
         10.2        Form Warrant (1)
         10.3        Employee Agreement Herschend (1)
         10.4        Employment Agreement Fisher (1)
         14.1        Code of Ethics (1)
         21.1        Subsidiaries of Registrant - Legacy Card Company, Inc. (1)
         31.1        Certification of Chief Executive Officer in accordance with
                     18 U.S.C. Section 1350, as adopted by Section 302 of the
                     Sarbanes-Oxley Act of 2002 (3)
         31.2        Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (3)
         32.1        Certification of Chief Executive Officer in accordance with
                     18 U.S.C. Section 1350, as adopted by Section 906 of the
                     Sarbanes-Oxley Act of 2002 (3)
         32.2        Certification of Chief Financial Officer in accordance with
                     18 U.S.C. Section 1350, as adopted by Section 906 of the
                     Sarbanes-Oxley Act of 2002 (3)

      (1)   Previously filed

                                   SIGNATURES
                                   ----------

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Cardiff International, Inc.


      Dated: April 18, 2007             By: /s/ Daniel Thompson
                                            ------------------------------------
                                            Chief Executive Officer/President


      Dated: April 18, 2007             By: /s/ Gary R. Teel
                                            ------------------------------------
                                            Chief Financial Officer/Secretary/
                                              Chairman

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                       Capacity                            Date
---------                       --------                            ----

/s/ Daniel Thompson             CEO/President                  April 18, 2007

/s/ Gary R. Teel                CFO/Secretary/Chairman         April 18, 2007