Form 10QSB
period 2007-03-31
CARDIFF INTERNATIONAL INC
filed 2007-05-15
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR
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

Common Stock outstanding at May 10, 2007, 22,565,903 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter ended March 31, 2007

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Page of
Form 10-QSB
Item 1.	Financial Statements:

	Consolidated Balance Sheet	1
	Consolidated Statements of Operations	2
	Consolidated Statements of Cash Flows	3 - 4
	Consolidated Statements of Shareholders’ Equity (Deficit)	5 - 6
	Notes to Consolidated Financial Statements	7 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 19

Item 3.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	20

PART II - OTHER INFORMATION

Page
Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
March 31, 2007

CURRENT ASSETS:
Cash and cash equivalents	$430
Advances to employees	1,659
TOTAL CURRENT ASSETS	2,089

FIXED ASSETS:
Artwork	6,536
Computer equipment	71,050
Domain names	1,250
Furniture and fixtures	72,984
Leasehold improvements	9,201
Office equipment	31,180
Software	1,596
Accumulated depreciation and amortization	(183,094)
FIXED ASSETS, NET	10,703

OTHER ASSETS:
Deposits	600
TOTAL ASSETS	$13,392

CURRENT LIABILITIES:
Accounts payable	$995,355
Interest payable	190,433
Payroll and payroll taxes payable	228,215
Advances from shareholders	74,667
Note payable - Legacy Investors	618,000
Note payable - Maricopa Equity Management Corporation	100,000
TOTAL CURRENT LIABILITIES	2,206,670

SHAREHOLDERS' EQUITY (DEFICIT):

Common stock, no par value; 30,000,000 shares authorized; 22,505,903 shares issued and outstanding	4,730,591
Additional paid in capital	208,474
Subscription receivable	(150,000)
Deficit accumulated during the development stage	(6,982,343)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,193,278)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$13,392

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2007	2006	March 31, 2007

REVENUE	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Salaries and wages	82,963	86,143	1,065,331
Legal services	6,410	102,136	729,400
Consulting and outside services	5,846	88,369	1,503,570
Advertising	-	-	363,800
Rent	-	-	411,586
Guaranteed payments	-	-	512,958
Other operating expenses	62,687	157,238	2,158,637

TOTAL OPERATING EXPENSES	157,906	433,886	6,745,282

NET INCOME (LOSS) FROM OPERATIONS	(157,906)	(433,886)	(6,745,282)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	55,979
Interest income	-	-	6,768
Misc. income	-	-	85,770
Interest expense	(26,432)	(22,666)	(385,578)

TOTAL OTHER INCOME AND (EXPENSES)	(26,432)	(22,666)	(237,061)

LOSS BEFORE INCOME TAXES	(184,338)	(456,552)	(6,982,343)

NET LOSS	$(184,338)	$(456,552)	$(6,982,343)

Basic and diluted earnings (loss) per share	(0.01)	(0.02)

Weighted average shares outstanding	22,439,681	21,154,035

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2007	2006	March 31, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(184,338)	$(456,552)	$(6,982,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,423	10,739	228,093
Compensation expense	-	4,770	122,740
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
(Increase) decrease in:
Advances to employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	70,058	86,050	1,116,927
Interest payable	21,676	21,770	366,685
Payroll and payroll tax payable	72,556	-	228,215
NET CASH USED IN OPERATING ACTIVITIES	(15,625)	(333,223)	(4,726,208)
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(193,797)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(193,797)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	8,957	24,608	1,110,948
Repayments of shareholder advances	(59,333)	(190,076)	(1,173,202)
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management Corporation	-	-	100,000
Proceeds from convertible notes payable	-	-	1,098,699
Proceeds from sale of common stock	60,000	547,100	3,332,562
Book overdraft	-	(26,408)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,624	355,224	4,920,435
NET INCREASE (DECREASE) IN CASH	(6,001)	22,001	430
CASH AT BEGINNING OF THE YEAR	6,431	-	-

CASH AT END OF YEAR	$430	$22,001	$430

SUPPLEMENTAL DISCLOSURE
Interest paid in cash	$4,756	$896	$18,879

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

NON-CASH ACTIVITIES

Accrued interest in the amounts of $4,226, $4,320 and $140,735 were capitalized to shareholder advances for the three months ended March 31, 2007 and 2006, and for the period from August 29, 2001 (inception) through March 31, 2007, respectively.

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

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
MARCH 31, 2007

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	-	1,040,129
Net loss	-	-	-	-	(1,182,273)	(1,182,273)
BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	-	471,000
Net loss	-	-	-	-	(1,608,882)	(1,608,882)
BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	-	(1,058,911)	(1,058,911)
BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	-	(3,850,066)	(2,138,104)
Issuance for cash, March 2005	360,175	35,000	-	-	-	35,000
Issuance for cash, April 2005	22,500	45,000	-	-	-	45,000
Stock options issued, May 2005	-	-	63,790	-	-	63,790
Stock options issued, August 2005	-	-	39,869	-	-	39,869
Issuance for consideration of loan, October 2005	100,000	110,000	-	-	-	110,000
Conversion of notes payable, November 2005	998,635	1,138,029	-	-	-	1,138,029
Warrants issued in connection with notes payable , November 2005	-	-	85,734	-	-	85,734
Stock options issued, November 2005	-	-	3,180	-	-	3,180
Recapitalization of common equity, note 5	1,615,000	-	-	-	-	-
Issuance for cash, November 2005	135,908	149,500	-	-	-	149,500
Issuance for cash, December 2005	43,181	47,500	-	-	-	47,500
Net loss	-	-	-	-	(1,668,498)	(1,668,498)
BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(15,901)	(5,518,564)	(2,089,000)

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
MARCH 31, 2007

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Issuance for cash, January 2006	183,634	202,000	-	-	-	202,000
Issuance for cash, February 2006	70,000	77,000	-	-	-	77,000
Issuance for cash, March 2006	265,545	268,100	-	-	-	268,100
Issuance for cash, April 2006	60,000	66,000	-	-	-	66,000
Issuance for cash, June 2006	24,000	30,000	-	-	-	30,000
Compensation expense	-	-	15,901	-	-	15,901
Issuance for cash, September 2006	150,000	150,000	-	-	-	150,000
Issuance of common stock, October 2006	550,000	451,000	-	(451,000)	-	-
Payment on subscription receivable, October 2006	-	-	-	175,000	-	175,000
Issuance for cash, October 2006	40,000	50,000	-	-	-	50,000
Payment on subscription receivable, November 2006	-	-	-	120,000	-	120,000
Payment on subscription receivable, December 2006	-	-	-	133,000	-	133,000
Issuance for cash, December, 2006	10,000	12,500	-	-	-	12,500
Issuance for services, December 2006	120,000	150,000	-	-	-	-
Net loss	-	-	-	-	(1,279,441)	(1,279,441)
BALANCE, DECEMBER 31, 2006	22,365,903	4,693,591	208,474	(173,000)	(6,798,005)	(2,068,940)
Issuance for cash, January 2007	100,000	27,000	-	-	-	27,000
Payment on subscription receivable, January 2007	-	-	-	23,000	-	23,000
Issuance for cash, February 2007	40,000	10,000	-	-	-	10,000
Net loss	-	-	-	-	(184,338)	(184,338)
BALANCE, MARCH 31, 2007	22,505,903	$4,730,591	$208,474	$(150,000)	$(6,982,343)	$(2,193,278)

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
Legacy Card Company was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation. The purpose of the Company is to develop a co-marketing agreement with a premier national bank to offer an integrated financial program to consumers. Legacy Card Company is a credit card marketing company. The Company offers a new credit card that takes advantage of Internal Revenue Code Section 529 educational savings tax-reform legislation, providing significant tax-free savings and economic incentives for families to save early and often for college tuition and related expenses. The Company will derive its revenues from new credit card one-time account fees, new mutual (ESA) one-time account fees, credit card dollar purchase fees, any negotiated mutual fund (ESA) annual account management fees and any negotiated credit card annual renewal fees. The Company expects to commence the launch of their credit card in a test market in Summer 2007.

Basis of Presentation
The accompanying unaudited financial statements of Cardiff International, Inc. have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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
MARCH 31, 2007

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit, which raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management has prospective investors and believes the raising of capital will allow the Company to pursue the development of its credit card business. However, if the Company is unable to raise additional capital we may have to cease operations.

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

During the three months ended March 31, 2007 and 2006 and for the period August 29, 2001 (date of inception) through March 31, 2007, depreciation expense was $4,423, $10,739 and $228,093, respectively.

Advertising Costs
Advertising costs are charged to expense when incurred. During the three months ended March 31, 2007 and 2006 and for the period August 29, 2001 (date of inception) through March 31, 2007, the amount charged to expense was $0, $0 and $363,800, respectively.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
Research and development costs are charged to expense when incurred. These costs primarily include the costs associated with the development of the credit card software technology. During the three months ended March 31, 2007 and 2006 and for the period August 29, 2001 (date of inception) through March 31, 2007, the amount charged to expense was $0, $0 and $210,810, respectively.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results could differ from those estimates.

Income Taxes
The Company was treated as a partnership for federal income tax purposes up to April 18, 2005, when it converted to a Nevada Corporation. Consequently, federal income taxes were not payable by, or provided for, the Company. Members were taxed individually on their shares of the Company’s earnings. The Company’s net income or loss was allocated among the members in accordance with the regulations of the Company. Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Earnings (Loss) per Share
Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Warrants and options to purchase shares of the Company’s stock may have a dilutive effect on the Company’s earnings per share in the future, but are not included in the calculation for the three months ended March 31, 2007 and 2006 because they have an antidilutive effect in those periods.

Stock options
On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R relating to its stock-based compensation plans using the modified prospective method. Under this method, compensation cost recognized during the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value method. There were no options granted during the three months ended March 31, 2007 and 2006. Prior to January 1, 2006, the Company had accounted for stock options under SFAS No. 123.

2.     RELATED PARTY TRANSACTIONS

Advances from Shareholders
The Company borrowed funds from Daniel Thompson and Gary Teel, both are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card at an annual interest rate of six (6) percent. The balance due to both Daniel Thompson and Gary Teel at March 31, 2007, including accrued interest, is as follows:

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

2.     RELATED PARTY TRANSACTIONS (Continued)

	March 31
	2007	2006
Daniel Thompson	$37,334	$145,994
Gary Teel	37,333	145,993

Total	$74,667	$291,987

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
MARCH 31, 2007

3.     NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES (Continued)

Legacy Investors, LLC (Continued)
The Company entered into a security agreement stating that the assets of the Company as well as the stock pledges are collateral on this loan.

Subsequent to the balance sheet date the Company received a demand letter from Legacy Investors, LLC demanding repayment of the balance owed to them and threatened litigation if the balance is not repaid by January 15, 2007. As of May 10, 2007 the balance was not repaid.

As of December 31, 2004, the Company received $451,428 of these funds, assumed $106,572 of fees and the balance of $442,000 was deposited in an escrow account. The balance remaining in the escrow account at March 31, 2006 was $0. In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. Management believes this $60,000 was not owed to the escrow agent, but nevertheless excluded the $60,000 from its assets. The balance on the note payable was $618,000 at March 31, 2007.

The loan fees related to the portion of loan funds that were not received by the Company as of March 31, 2007, were expensed during 2006, leaving an amortized balance of loan fees of $0. Amortization expense on loan fees amounted to $0, $9,375 and $37,500 for the three months ended March 31, 2007 and 2006, and for the period August 29, 2001 (date of inception) through March 31, 2007, respectively.

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

Convertible Promissory Note
On October 19, 2005, the Company entered into a loan agreement in the amount of $110,000 with an unaffiliated third-party. The loan bears interest at 8% per annum and matured on April 16, 2006, 6 months after the date of issuance. At the date of the merger, the balance outstanding of $110,733 (including accrued interest) converted into 100,000 shares of common stock of the Company at the rate of $1.10 per share.

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. As of March 31, 2007, the balance of the loan of $100,000 remained outstanding. In connection with their loan, the Company issued 100,000 shares of common stock ($110,000), which was expensed in 2005.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

4.     COMMITMENTS AND CONTINGENCIES

Operating Lease
On April 22, 2003, the Company signed a lease with Pitney Bowes for mailing equipment. This lease commenced April 22, 2003 and expired October 30, 2006. In July 2006, the Company assumed auto leases from the two officers of the Company, of which one expires in July 2008 and the other expires in June 2009. Future minimum rental payments under these leases are:

2007	$39,032
2008	25,437
2009	5,679

Total	$70,149

Lease expense for the three months ended March 31, 2007 and 2006 and for the period August 29, 2001 (date of inception) through March 31, 2007 was $7,265, $0 and $37,244, respectively.

Currently, the headquarters of the Company are located in the offices of one of the Company's consultant's and no rent is being charged. Rent expense for the three months ended March 31, 2007 and 2006 and for the period August 29, 2001 (date of inception) through March 31, 2007 was $0, $0 and $411,586, respectively.

In April 2004, the Company began subletting their office on a month-to-month basis, which ended in 2004. During the three months ended March 31, 2007 and 2006, the Company received rental income of $0 and $0, respectively. From inception through March 31, 2007, rental income was $55,979.

Litigation
On February 1, 2003, the Company signed a lease with Red Bull North America, Inc. for office space. The lease commenced February 1, 2003 and was to expire March 31, 2006. The Company vacated the premises in 2004. The Company is in negotiation with Red Bull North America, Inc., who is holding the Company’s property and equipment as collateral for the balance owed. The Company vacated the premises in 2004.

On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages. The Court issued a ruling and order that found that the officer was entitled to back pay. At December 31, 2005 and 2004, the Company had $261,958 accrued as a payable to this officer, which does not include interest, should the officer be entitled to interest. On September 15, 2006, the Company reached a settlement with the prior officer of the Company in the amount of $225,000, payable in monthly installments of $25,000, which resulted in a gain of $36,958. The unpaid amount balance amounted to $125,000 at December 31, 2006. The Company failed to make required payments in 2007. As such, the Company was subject to a 25% penalty of the outstanding principal balance as of the date of default in accordance with the settlement agreement. At March 31, 2007 the unpaid balance amounted to $156,250, which includes a penalty of $31,250.

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
MARCH 31, 2007

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

At March 31, 2007, the Company has net operating loss carryforwards of approximately $3 million for federal tax purposes, which expire from 2007 to 2027. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company is in the process of determining the amount of loss carryforwards that may be used against future taxable income.

At March 31, 2007, total deferred tax assets, consisting principally of net operating loss carryforwards, amount to approximately $1.2 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertaintly surrounding their ultimate realization.

7.     STOCK OPTIONS AND WARRANTS

Stock Options
The Company granted stock options to consultants and employees during 2005. These stock options have been valued using the Black Scholes method, with the following assumptions:

Interest rate	4.01%
Dividend yield	-
Term	5 Years
Expected volatility	30.00%

The following is a schedule summarizing stock option activity for the three months ended March 31, 2007:

Weighted-
	Number of	Average
	Options	Exercise Price

Exercisable at December 31, 2006	425,000	$1.37

Granted	-	-
Exercised	-	-
Forfeited	-	-

Exercisable at March 31, 2007	425,000	$1.37

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

7.     STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)
As of December 31, 2006, all stock options outstanding became fully vested and the fair value compensation cost related to these options has been recognized.

Information about stock options outstanding at March 31, 2007 is summarized below:

		Weighted-
		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.25	325,000	3.75 years	$ 1.25	325,000	$ 1.25
$ 1.75	100,000	3.75 years	$ 1.75	100,000	$ 1.75

Warrants

The Company also issued warrants to purchase shares of common stock in 2006. The following is a summary of the warrants outstanding at March 31, 2007:

Number of Warrants	Exercise Price	Maturity

449,318	$ 1.75	April-August 2010
24,318	$ 1.10	January 2011
422,272	$ 1.75	January-June 2011
375,000	$ 0.50	September 2011
1,125,000	$ 0.50	October 2011
60,000	$ 1.75	October 2011

8.     SUBSEQUENT EVENTS

In the second quarter of 2007, $14,000 was contributed to the Company in exchange for 60,000 shares of common stock.

On April 19, 2007, the Company signed an agreement with International Card Establishment, Inc. to utilize their services for processing all rewards and the Simply Brilliant tuition card program transactions which provide contributions to 529 plan.

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

Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, a national credit card. Legacy is currently in negotiations with a national bank to be the issuing bank.  Legacy anticipates the credit card will be available to the public commencing in the second quarter of 2007.  Legacy’s business plan calls for revenue to be generated as customers sign up for the credit card and when purchases are made with the credit card. Legacy has generated no revenues since its inception and has expended considerable funds in developing its business plan and funding its operations to date. Legacy was formed as a limited liability company in August 2001. In April 2005, Legacy was converted into a Nevada corporation.

The auditors’ report for the years ended December 31, 2006 and 2005 include a going concern qualification.

Liquidity and Capital Resources

At March 31, 2007

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2007, we had $430 of cash and cash equivalents and total assets amounted to $13,392. At December 31, 2006 we had $6,431 of cash and cash equivalents, and total assets amounted to $23,816, which include fixed assets and other assets.

Net cash used in operating activities was $15,625 and $333,223 for the three months ended March 31, 2007 and March 31, 2006, respectively. The decreases in the amount of net cash used in operating activities during these periods was attributable to decreased fees and other operating costs.

Net cash provided by financing activities was $9,624 and $355,224 for the three months ended March 31, 2007 and March 31, 2006, respectively. The cash flows from financing activities during the three months ended March 31, 2007 was attributable to proceeds from the sale of common stock of $60,000. In addition, we repaid $59,333 of shareholder advances during the three months ended March 31, 2007.

We have incurred operating losses since inception and at March 31, 2007, we had an accumulated deficit of $6,982,343.

Current liabilities at March 31, 2007 consisted primarily of accounts payable of $995,355, payroll and payroll tax payable of $228,215, amounts due to shareholders of $74,667, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $190,433. Current liabilities at December 31, 2006 consisted primarily of accounts payable of $925,297, payroll and payroll tax payable of $155,659, amounts due to shareholders of $120,817, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $172,983.

Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have entered into employment agreements calling for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries. This waiver of salary not only reduced our operating expenses and loss, it reduced the amount of capital needed to fund our operations. During the three months March 31, 2007, we repaid $49,803 to Mr. Teel and $9,531 to Mr. Thompson on outstanding advances.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the first quarter of 2007 we raised $37,000 from the sale of 140,000 shares of our common stock and $8,957 from shareholder advances. We are also currently attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will be launched in the second quarter of 2007 thereby commencing the generation of revenues shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future.

Results of Operations

For the Quarters Ended March 31, 2007 and 2006

We had no operating revenues for the three months ended March 31, 2007 and March 31, 2006.

We had operating expenses of $157,906 for the three months ended March 31, 2007 and $433,886 for the three months ended March 31, 2006, representing a decrease of $275,980. The decrease was primarily due to decreases in marketing efforts, professional and outside services and operating expenses.

We had a net loss of $184,338 for the three months ended March 31, 2007 compared to a net loss of $456,552 for the three months ended March 31, 2006, representing a decrease of $272,214. The decrease was primarily due to decreases in operating expenses.

Inflation

We do not believe that inflation will negatively impact our business plans.

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business” of Form 10-KSB for the year ended December 31, 2006.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s Financial Statements prepared in accordance with accounting principles generally accepted in the US.

We have not yet commenced active operations. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions. Management will base its estimates and judgments on historical experience of the operations we may acquire and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

We utilize the fair value based method of accounting for stock-based compensation, in accordance with Statement of Financial Accounting Standards No. 123(R).

Recent Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In March 2006, the FASB issued FAS 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140.” This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements

Forward Outlook and Risks

This Form 10-QSB and our Form 10-KSB for the year ended December 31, 2006 contain and incorporate by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent our judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to Cardiff are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated April 17, 2007, for the years ended December 31, 2006 and 2005 and from August 29, 2001 (date of inception) through December 31, 2006 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

In connection with our most recent evaluation, management identified that there are no deficiencies, including material weaknesses in the design or operation of our internal controls over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

(b)	Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings. On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages. In August 2005, the Court issued a ruling and order that found that the officer was entitled to back pay. The Company failed to make required payments in 2007. As such, the Company was subject to a 25% penalty of the outstanding principal balance as of the date of default in accordance with the settlement agreement. At March 31, 2007 the unpaid balance amounted to $156,250, which includes a penalty of $31,250.

Item 2.    Unregistered Sales of Equity Securities. During the quarter ended March 31, 2007 we issued 140,000 shares of our unregistered common stock. All of such shares were issued in reliance on Section 4(1) of the Securities Act of 1933, as amended, as shares issued in a non-public transaction. Such shares were issued to the following:

Name	Date	Number of Shares	Price

Richard Duffy	02/07/07	100,000	$27,000.00
David Catalifno	02/23/07	40,000	$10,000.00

Item 3.    Defaults by the Company on its Senior Securities. None

Item 4.    Submission of Matters to Vote of Security Holders. None

Item 5.    Other Information.

Item 6. Exhibits.	31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 10, 2007	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer, President

By /s/ Gary R. Teel Chief Financial Officer/ Secretary/Chairman