Form 10QSB
period 2007-06-30
CARDIFF INTERNATIONAL INC
filed 2007-08-14
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR
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

Common Stock outstanding at July 20, 2007, 23,565,903 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

FORM 10-QSB

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter ended June 30, 2007

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

Item 1.	Financial Statements:

	Consolidated Balance Sheet	1
	Consolidated Statements of Operations	2
	Consolidated Statements of Cash Flows	3 – 4
	Consolidated Statements of Shareholders’ Equity (Deficit)	5 – 6
	Notes to Consolidated Financial Statements	7 – 17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 – 22

Item 3.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	23

PART II - OTHER INFORMATION
Page

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23 – 24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Itm 6.	Exhibits	24

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
June 30, 2007

CURRENT ASSETS:
Cash and cash equivalents	$830
Advances to employees	1,659
TOTAL CURRENT ASSETS	2,489

FIXED ASSETS:
Artwork	6,536
Computer equipment	71,050
Domain names	1,250
Furniture and fixtures	72,984
Leasehold improvements	9,201
Office equipment	31,180
Software	1,596
Accumulated depreciation and amortization	(186,976)
FIXED ASSETS, NET	6,821

OTHER ASSETS:
Deposits	600
TOTAL ASSETS	$9,910

CURRENT LIABILITIES:
Accounts payable	$1,017,073
Interest payable	207,883
Payroll and payroll taxes payable	260,861
Advances from shareholders	40,082
Advance from ICE	50,000
Note payable - Legacy Investors	618,000
Note payable - Maricopa Equity Management Corporation	100,000
TOTAL CURRENT LIABILITIES	2,293,899

SHAREHOLDERS EQUITY (DEFICIT):

Common stock, no par value; 30,000,000 shares authorized; 23,065,903 shares issued and outstanding	4,845,591
Additional paid in capital	208,474
Subscription receivable	(150,000)
Deficit accumulated during the development stage	(7,188,054)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,283,989)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$9,910

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

					August 29, 2001
					(Date of Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		through
	2007	2006	2007	2006	June 30, 2007

REVENUE	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Legal services	565	37,393	6,975	139,029	729,965
Consulting and outside services	5,000	51,231	10,846	140,309	1,508,570
Salaries and wages	63,798	96,379	146,761	182,521	1,129,129
Guaranteed payments	-	-	-	-	512,958
Advertising	-	-	-	-	363,800
Rent	-	-	-	-	411,586
Other operating expenses	112,994	120,701	175,682	277,728	2,271,632

TOTAL OPERATING EXPENSES	182,357	305,704	340,264	739,587	6,927,640

NET INCOME (LOSS) FROM
OPERATIONS	(182,357)	(305,704)	(340,264)	(739,587)	(6,927,640)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	-	-	55,979
Interest income	-	-	-	-	6,768
Misc. income	-	-	-	-	85,770
Interest expense	(23,353)	(22,803)	(49,785)	(45,470)	(408,931)

TOTAL OTHER INCOME
AND (EXPENSES)	(23,353)	(22,803)	(49,785)	(45,470)	(260,414)

NET LOSS	$(205,710)	$(328,507)	$(390,049)	$(785,057)	$(7,188,054)

Basic and diluted earnings (loss) per share	(0.01)	(0.02)	(0.02)	(0.04)

Weighted average shares outstanding	22,668,321	21,472,298	22,555,405	21,311,014

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

			August 29, 2001
			(Date of Inception)
	Six Months Ended June 30,		through
	2007	2006	June 30, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(390,049)	$(785,057)	$(7,188,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,305	20,519	231,975
Compensation expense	-	9,540	122,740
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
(Increase) decrease in:
Advances to employees	-	(1,659)	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	91,775	254,269	1,138,644
Interest payable	41,396	43,188	386,405
Payroll and payroll tax payable	105,202	-	260,861
NET CASH USED IN OPERATING ACTIVITIES	(143,371)	(459,200)	(4,853,954)
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(193,797)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(193,797)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	8,957	87,408	1,110,948
Repayments of shareholder advances	(96,187)	(261,697)	(1,210,056)
Proceeds from ICE advance	50,000	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management Corporation	-	-	100,000
Proceeds from convertible notes payable	-	-	1,098,699
Proceeds from sale of common stock	175,000	643,100	3,447,562
Book overdraft	-	(9,611)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	137,770	459,200	5,048,581
NET INCREASE IN CASH	(5,601)	-	830
CASH AT BEGINNING OF THE YEAR	6,431	-	-

CASH AT END OF YEAR	$830	$-	$830

SUPPLEMENTAL DISCLOSURE
Interest paid in cash	$8,391	$2,375	$22,514

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

NON-CASH ACTIVITIES

Accrued interest in the amounts of $6,494, $8,228 and $143,003 were capitalized to shareholder advances for the six months ended June 30, 2007 and 2006, and for the period from August 29, 2001 (inception) through June 30, 2007, respectively.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
JUNE 30, 2007

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	-	1,040,129
Net loss	-	-	-	-	(1,182,273)	(1,182,273)
BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	-	471,000
Net loss	-	-	-	-	(1,608,882)	(1,608,882)
BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	-	(1,058,911)	(1,058,911)
BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	-	(3,850,066)	(2,138,104)
Issuance for cash, March 2005	360,175	35,000	-	-	-	35,000
Issuance for cash, April 2005	22,500	45,000	-	-	-	45,000
Stock options issued, May 2005	-	-	63,790	-	-	63,790
Stock options issued, August 2005	-	-	39,869	-	-	39,869
Issuance for consideration of loan, October 2005	100,000	110,000	-	-	-	110,000
Conversion of notes payable, November 2005	998,635	1,138,029	-	-	-	1,138,029
Warrants issued in connection with notes payable , November 2005	-	-	85,734	-	-	85,734
Stock options issued, November 2005	-	-	3,180	-	-	3,180
Recapitalization of common equity, note 5	1,615,000	-	-	-	-	-
Issuance for cash, November 2005	135,908	149,500	-	-	-	149,500
Issuance for cash, December 2005	43,181	47,500	-	-	-	47,500
Net loss	-	-	-	-	(1,668,498)	(1,668,498)
BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	-	(5,518,564)	(2,089,000)

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
JUNE 30, 2007

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Issuance for cash, January 2006	183,634	202,000	-	-	-	202,000
Issuance for cash, February 2006	70,000	77,000	-	-	-	77,000
Issuance for cash, March 2006	265,545	268,100	-	-	-	268,100
Issuance for cash, April 2006	60,000	66,000	-	-	-	66,000
Issuance for cash, June 2006	24,000	30,000	-	-	-	30,000
Compensation expense	-	-	15,901	-	-	15,901
Issuance for cash, September 2006	150,000	150,000	-	-	-	150,000
Issuance of common stock, October 2006	550,000	451,000	-	(451,000)	-	-
Payment on subscription receivable, October 2006	-	-	-	175,000	-	175,000
Issuance for cash, October 2006	40,000	50,000	-	-	-	50,000
Payment on subscription receivable, November 2006	-	-	-	120,000	-	120,000
Payment on subscription receivable, December 2006	-	-	-	133,000	-	133,000
Issuance for cash, December, 2006	10,000	12,500	-	-	-	12,500
Issuance for services, December 2006	120,000	150,000	-	(150,000)	-	-
Net loss	-	-	-	-	(1,279,441)	(1,279,441)
BALANCE, DECEMBER 31, 2006	22,365,903	$4,693,591	$208,474	$(173,000)	$(6,798,005)	$(2,068,940)
Issuance for cash, January 2007	100,000	27,000	-	-	-	27,000
Payment on subscription receivable, January 2007	-	-	-	23,000	-	23,000
Issuance for cash, February 2007	40,000	10,000	-	-	-	10,000
Issuance for cash, April 2007	60,000	15,000	-	-	-	15,000
Issuance for cash, June 2007	500,000	100,000	-	-	-	100,000
Net loss	-	-	-	-	(390,049)	(390,049)
BALANCE, JUNE 30, 2007	23,065,903	$4,845,591	$208,474	$(150,000)	$(7,188,054)	$(2,283,989)

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
Legacy Card Company was formed as a Limited Liability Company on August 29, 2001.  On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation.  On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation.  The purpose of the Company is to develop a co-marketing agreement with a premier national bank to offer an integrated financial program to consumers.  Legacy Card Company is a credit card marketing company.  The Company offers a new credit card that takes advantage of Internal Revenue Code Section 529 educational savings tax-reform legislation, providing significant tax-free savings and economic incentives for families to save early and often for college tuition and related expenses.  The Company will derive its revenues from new credit card one-time account fees, new mutual (ESA) one-time account fees, credit card dollar purchase fees, any negotiated mutual fund (ESA) annual account management fees and any negotiated credit card annual renewal fees. The Company expects to commence the launch of their credit card in a test market in fall 2007.

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

The results of operations presented for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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
JUNE 30, 2007

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

During the six months ended June 30, 2007 and 2006 and for the period August 29, 2001 (date of inception) through June 30, 2007, depreciation and amortization expense of property and equipment was $8,305, $9,269 and $186,976, respectively.

Advertising Costs
Advertising costs are charged to expense when incurred.  During the six months ended June 30, 2007 and 2006 and for the period August 29, 2001 (date of inception) through June 30, 2007, the amount charged to expense was $0, $0 and $363,800, respectively.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
Research and development costs are charged to expense when incurred.  These costs primarily include the costs associated with the development of the credit card software technology.  During the six months ended June 30, 2007 and 2006 and for the period August 29, 2001 (date of inception) through June 30, 2007, the amount charged to expense was $0, $0 and $210,810, respectively.

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

Earnings (Loss) per Share
Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented.  Warrants and options to purchase shares of the Company’s stock may have a dilutive effect on the Company’s earnings per share in the future, but are not included in the calculation for the six months ended June 30, 2007 and 2006 because they have an antidilutive effect in those periods.

Stock options
On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R relating to its stock-based compensation plans using the modified prospective method. Under this method,  compensation cost recognized during the  year  ended  December 31, 2006  includes compensation  cost for all share-based  payments granted prior to, but not yet vested as of January 1,

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2006, based on the fair value method. There were no options granted during the six months ended June 30, 2007 and 2006. Prior to January 1, 2006, the Company had accounted for stock options under SFAS No. 123.

Recent Accounting Pronouncements

In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted this accounting pronouncement effective January 1, 2007 and the adoption has not had a material effect on its consolidated financial statements.

In March 2006, the FASB issued FAS 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The Company adopted this accounting pronouncement effective January 1, 2007 and the adoption has not had a material effect on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48).  This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted this accounting pronouncement effective January 1, 2007. The Company is still assessing its impact but does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement is

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.   The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its condensed consolidated financial statements.

2.         RELATED PARTY TRANSACTIONS

Advances from Shareholders
The Company borrowed funds from Daniel Thompson and Gary Teel, both are Shareholders and Officers of the Company.  The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card at an annual interest rate of six (6) percent.   The balance due to both Daniel Thompson and Gary Teel at June 30, 2007, including accrued interest, is as follows:

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

2.         RELATED PARTY TRANSACTIONS (Continued)

Daniel Thompson	$20,041
Gary Teel	20,041

Total	$40,082

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances.

3.         ADVANCE, NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES

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
JUNE 30, 2007

3.         ADVANCE, NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES (Continued)

Legacy Investors, LLC (Continued)
The Company entered into a security agreement stating that the assets of the Company as well as the stock pledges are collateral on this loan.

Subsequent to the balance sheet date the Company received a demand letter from Legacy Investors, LLC demanding repayment of the balance owed to them and threatened litigation if the balance is not repaid by January 15, 2007. As of July 20, 2007 the balance was not repaid.

As of December 31, 2004, the Company received $451,428 of these funds, assumed $106,572 of fees and the balance of $442,000 was deposited in an escrow account.  The balance remaining in the escrow account at March 31, 2006 was $0.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent.  Management believes this $60,000 was not owed to the escrow agent, but nevertheless excluded the $60,000 from its assets.  The balance on the note payable was $618,000 at June 30, 2007.

The loan fees related to the portion of loan funds that were not received by the Company as of June 30, 2007, were expensed during 2006, leaving an amortized balance of loan fees of $0. Amortization expense on loan fees amounted to $0, $11,250 and $37,500 for the six months ended June 30, 2007 and 2006, and for the period August 29, 2001 (date of inception) through June 30, 2007, respectively.

The Company received a demand letter from Legacy Investors, LLC demanding repayment of the balance owed to them and threatened litigation if the balance was not repaid by January 15, 2007. As of July 20, 2007 the balance was not repaid.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

3.         ADVANCE, NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES (Continued)

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with
Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. as of June 30, 2007, the balance of the loan of $100,000 remained outstanding.  In connection with their loan, the Company issued 100,000 shares of common stock ($110,000), which was expensed in 2005.

International Card Establishment, Inc.
The Company has entered into an agreement with International Card Establishment, Inc. (“ICE”) as of April 19, 2007 whereby ICE will be the exclusive provider for the rewards and loyalty programs related to merchant contributions to a 529 College Savings Plan.

In connection with the agreement, the Company received a $50,000 advance from ICE during the second quarter of 2007. This advance is to be repaid within 120 days of written notice by ICE if the Company launches the card in a test market and the results of that test launch prove to be unsuccessful. If the Company fails to make the required payment within 120 days, the Company will be granted an additional 30 day period to remedy the default. If the Company does not remedy the default within this 30 day period, ICE may, at its discretion, convert the $50,000 debt to equity equaling 10% of the outstanding stock of the Company on a fully diluted basis.

Also, if ICE determines that the test launch was successful, ICE shall obtain up to three $500,000 loan facilities for the Company within five (5) business days of the successful completion of the test launch. The Company will be required to repay the $50,000 advance directly from the loan proceeds. Upon receipt of each of the $500,000 loan facilities, the Company shall issue ICE a warrant to purchase three and one-third percent (3 1/3%) of the Company’s outstanding common stock on a fully diluted basis as of the date of issuance.  Each warrant shall have an exercise price equal to $200,000 and shall have a five (5) year term from the issuance date.

All warrants will have a cashless exercise provision and shall entitle ICE to one (1) demand registration right for each warrant, at the Company’s expense.

Prepared without audit.

 CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

4.         COMMITMENTS AND CONTINGENCIES

Operating Lease
On April 22, 2003, the Company signed a lease with Pitney Bowes for mailing equipment. This lease commenced April 22, 2003 and expired October 30, 2006.  In July 2006, the Company assumed auto leases from the two officers of the Company, of which one expires in July 2008 and the other expires in June 2009. Future minimum rental payments under these leases are:

Year Ending June 30 ,
2008	$ 33,594
2009	27,718

Total	$ 56,312

Lease expense for the six months ended June 30, 2007 and 2006 and for the period August 29, 2001 (date of inception) through June 30, 2007 was $11,470, $16,210 and $41,449, respectively.

Currently, the headquarters of the Company are located in the offices of one of the Company's consultant's and no rent is being charged.  Rent expense for the six months ended June 30, 2007 and 2006 and for the period August 29, 2001 (date of inception) through June 30, 2007 was $0, $0 and $411,586, respectively.

In April 2004, the Company began subletting their office on a month-to-month basis, which ended in 2004.  During the six months ended June 30, 2007 and 2006, the Company received rental income of $0 and $0, respectively.  From inception through June 30, 2007, rental income was $55,979.

Litigation
On February 1, 2003, the Company signed a lease with Red Bull North America, Inc. for office space. The lease commenced February 1, 2003 and was to expire March 31, 2006. The Company vacated the premises in 2004. The Company is in negotiation with Red Bull North America, Inc., who is holding the Company’s property and equipment as collateral for the balance owed.

On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages.  The Court issued a ruling and order that found that the officer was entitled to back pay.  At December 31, 2005 and 2004, the Company had $261,958 accrued as a payable to this officer, which does not include interest, should the officer be entitled to interest.  On September 15, 2006, the Company reached a settlement with the prior officer of the Company in the amount of $225,000, payable in monthly installments of $25,000, which resulted in a gain of $36,958.  The unpaid amount balance amounted to $125,000 at December 31, 2006.  The Company failed to make required payments in 2007. As such, the Company was subject to a 25% penalty of the outstanding principal balance as of the date of default in accordance with the settlement agreement. At June 30, 2007 the unpaid balance amounted to $156,250, which includes a penalty of $31,250.

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

Payroll Taxes

The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. However, as of June 30, 2007, management was unable to estimate the amount of penalties that the Company would incur as a result of these infractions.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

At June 30, 2007, the Company has net operating loss carryforwards of approximately $3 million for federal tax purposes, which expire from 2007 to 2027.  Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations.  The Company is in the process of determining the amount of loss carryforwards that may be used against future taxable income.

At June 30, 2007, total deferred tax assets, consisting principally of net operating loss carryforwards, amount to approximately $1.2 million.  For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertaintly surrounding their ultimate realization.

7.         STOCK OPTIONS AND WARRANTS

Stock Options
The Company granted stock options to consultants and employees during 2005.  These stock options have been valued using the Black Scholes method, with the following assumptions:

Interest rate	4.01%
Dividend yield	-
Term	5 Years
Expected volatility	30.00%

The following is a schedule summarizing stock option activity for the six months ended June 30, 2007:

Weighted-
	Number of	Average
	Options	Exercise Price

Exercisable at December 31, 2006	425,000	$1.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Exercisable at June 30, 2007	425,000	$1.37

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

7.         STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)
As of December 31, 2006, all stock options outstanding became fully vested and the fair value compensation cost related to these options has been recognized.

Information about stock options outstanding at June 30, 2007 is summarized below:

		Weighted-
		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.25	325,000	3.50 years	$ 1.25	325,000	$ 1.25
$ 1.75	100,000	3.50 years	$ 1.75	100,000	$ 1.75

Warrants

The Company also issued warrants to purchase shares of common stock in 2006.  The following is a summary of the warrants outstanding at June 30, 2007:

Number of Warrants	Exercise Price	Maturity

449,318	$1.75	April-August 2010
24,318	$1.10	January 2011
422,272	$1.75	January – June 2011
375,000	$0.50	September 2011
1,125,000	$0.50	October 2011
60,000	$1.75	October 2011

8.         SUBSEQUENT EVENTS

In the third quarter of 2007, $100,000 was contributed to the Company in exchange for 500,000 shares of common stock.

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

Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, a national credit card. Legacy is currently in negotiations with a national bank to be the issuing bank.  Legacy anticipates the credit card will be available to the public commencing in the third quarter of 2007.  Legacy’s business plan calls for revenue to be generated as customers sign up for the credit card and when purchases are made with the credit card. Legacy has generated no revenues since its inception and has expended considerable funds in developing its business plan and funding its operations to date. Legacy was formed as a limited liability company in August 2001. In April 2005, Legacy was converted into a Nevada corporation.

The auditors’ report for the years ended December 31, 2006 and 2005 include a going concern qualification.

Liquidity and Capital Resources

At June 30, 2007

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2007, we had $830 of cash and cash equivalents and total assets amounted to $9,910. At December 31, 2006 we had $6,431 of cash and cash equivalents, and total assets amounted to $23,816, which include fixed assets and other assets.

Net cash used in operating activities was $143,371 and $459,200 for the six months ended June 30, 2007 and June 30, 2006, respectively. The decrease in the amount of net cash used in operating activities between these periods was attributable to decreased fees and other operating costs.

Net cash provided by financing activities was $137,770 and $459,200 for the six months ended June 30, 2007 and June 30, 2006, respectively. The cash flows from financing activities during the six months ended June 30, 2007 was attributable to proceeds from the sale of common stock of $175,000 and proceeds from the ICE advance of $50,000. In addition, we repaid $96,187 of shareholder advances during the six months ended June 30, 2007.

We have incurred operating losses since inception and at June 30, 2007, we had an accumulated deficit of $7,188,054.

Current liabilities at June 30, 2007 consisted primarily of accounts payable of $1,017,073, payroll and payroll tax payable of $260,871, amounts due to shareholders of $40,082, amounts due to ICE of $50,000, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $207,883. Current liabilities at December 31, 2006 consisted primarily of accounts payable of $925,297, payroll and payroll tax payable of $155,659, amounts due to shareholders of $120,817, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $172,983.

Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have entered into employment agreements calling for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries. This waiver of salary not only reduced our operating expenses and loss, it reduced the amount of capital needed to fund our operations. During the six months June 30, 2007, we repaid $76,503 to Mr. Teel and $19,684 to Mr. Thompson on outstanding advances.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the second quarter of 2007 we raised $115,000 from the sale of 560,000 shares of our common stock and $0 from shareholder advances. We are also currently attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will be launched in the third quarter of 2007 thereby commencing the generation of revenues shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future.

Results of Operations

For the Quarters Ended June 30, 2007 and 2006

We had no operating revenues for the six months ended June 30, 2007 and June 30, 2006.

We had operating expenses of $182,357 for the six months ended June 30, 2007 and $305,704 for the six months ended June 30, 2006, representing a decrease of $123,347.  The decrease was primarily due to decreases in marketing efforts, professional and outside services and operating expenses.

We had a net loss of $205,710 for the six months ended June 30, 2007 compared to a net loss of $328,507 for the six months ended June 30, 2006, representing a decrease of $122,797.  The decrease was primarily due to decreases in operating expenses.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted this accounting pronouncement effective January 1, 2007 and the adoption has not had a material effect on its consolidated financial statements.

In March 2006, the FASB issued FAS 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The Company adopted this accounting pronouncement effective January 1, 2007 and the adoption has not had a material effect on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48).  This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted this accounting pronouncement effective January 1, 2007. The Company is still assessing its impact but does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.   The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its condensed consolidated financial statements.

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

Operating History. We have not commenced active business operations. We anticipate we will commence active operations during the third quarter of 2007. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated April 13, 2007, for the years ended December 31, 2006 and 2005 and from August 29, 2001 (date of inception) through December 31, 2006 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.  On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages.  In August 2005, the Court issued a ruling and order that found that the officer was entitled to back pay.  At June 30, 2007 and 2006, the Company had $156,250 and $261,958, respectively accrued as a payable to this officer, which does not include interest, should the officer be entitled to interest.  The Company failed to make required payments in 2007.  As such, the Company was subject to a 25% penalty of the outstanding principal balance as of the date of default in accordance with the settlement agreement. At June 30, 2007 the unpaid balance amounted to $156,250, which includes a penalty of $31,250.

Item 2.                      Unregistered Sales of Equity Securities.  During the quarter ended June 30, 2007 we issued 560,000 shares of our unregistered common stock.  All such shares were issued in reliance on Section 4(1) of the Securities Act of 1933, as amended, as shares issued in a non-public transaction.  Such shares were issued to the following:

Name	Date	Number of Shares	Price

Christopher Gately	04/05/07	60,000	$15,000.00
Richard Duffy	06/12/07	500,000	$100,000.00

Item 3.                      Defaults by the Company on its Senior Securities.  None

Item 4.                      Submission of Matters to Vote of Security Holders.  None

Item 5.	Other Information.

Item 6. Exhibits.	31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: July 20, 2007	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer, President

By /s/ Gary R. Teel
Chief Financial Officer/ Secretary/Chairman