Form 10QSB
period 2007-09-30
CARDIFF INTERNATIONAL INC
filed 2007-11-19
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR
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

Common Stock outstanding at November 12, 2007, 25,829,866 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

FORM 10-QSB

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter ended September 30, 2007

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

		Page of Form 10-QSB

Item 1.	Financial Statements:

	Consolidated Balance Sheet	1
	Consolidated Statements of Operations	2
	Consolidated Statements of Cash Flows	3 – 4
	Consolidated Statements of Shareholders’ Equity (Deficit)	5 – 6
	Notes to Consolidated Financial Statements	7 – 17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 – 22

Item 3.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	23

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23 – 24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
September 30, 2007

CURRENT ASSETS:
Cash and cash equivalents	$121,137
Advances to shareholders	53,248
Advances to employees	1,659
TOTAL CURRENT ASSETS	176,044

FIXED ASSETS:
Artwork	6,536
Computer equipment	71,050
Domain names	1,250
Furniture and fixtures	72,984
Leasehold improvements	9,201
Office equipment	31,180
Software	1,596
Accumulated depreciation and amortization	(190,858)
FIXED ASSETS, NET	2,939

OTHER ASSETS:
Deposits	600
TOTAL ASSETS	$179,583

CURRENT LIABILITIES:
Accounts payable	$886,465
Interest payable	225,333
Payroll and payroll taxes payable	281,927
Advance from ICE	50,000
Note payable - Legacy Investors	618,000
Note payable - Maricopa Equity Management Corporation	100,000
TOTAL CURRENT LIABILITIES	2,161,725
COMMITMENTS AND CONTINGENCIES, Note 4
SHAREHOLDERS EQUITY (DEFICIT):

Common stock, no par value; 30,000,000 shares authorized; 25,829,866 shares issued and outstanding	5,327,221
Additional paid in capital	208,474
Subscription receivable	(150,000)
Deficit accumulated during the development stage	(7,367,837)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(1,982,142)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$179,583

Prepared without audit.
See notes to consolidated financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007

	Three Months Ended September 30,		Nine Months Ended September 30,		August 29, 2001 (Date of Inception) through
	2007	2006	2007	2006	September 30, 2007

REVENUE	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Legal services	-	3,687	6,975	142,716	729,965
Consulting and outside services	32,044	55,309	42,890	195,620	1,540,614
Salaries and wages	63,798	90,048	210,559	272,569	1,192,927
Guaranteed payments	-	-	-	-	512,958
Advertising	-	-	-	-	363,800
Rent	-	-	-	-	411,586
Other operating expenses	66,492	78,666	242,173	356,392	2,338,123

TOTAL OPERATING EXPENSES	162,334	227,710	502,597	967,297	7,089,973

NET INCOME (LOSS) FROM OPERATIONS	(162,334)	(227,710)	(502,597)	(967,297)	(7,089,973)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	-	-	55,979
Interest income	-	-	-	-	6,768
Misc. income	-	36,958	-	36,958	85,770
Interest expense	(17,450)	(24,148)	(67,235)	(69,618)	(426,381)

TOTAL OTHER INCOME AND (EXPENSES)	(17,450)	12,810	(67,235)	(32,660)	(277,864)

NET LOSS	$(179,784)	$(214,900)	$(569,832)	$(999,957)	$(7,367,837)

Basic and diluted earnings (loss) per share	(0.01)	(0.01)	(0.02)	(0.05)

Weighted average shares outstanding	23,111,408	21,520,360	22,968,073	21,381,563

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007

	Nine Months Ended September 30,		August 29, 2001 (Date of Inception) through September 30,
	2007	2006	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(569,832)	$(999,957)	$(7,367,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,187	29,711	235,857
Compensation expense	-	14,310	122,740
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
(Increase) decrease in:
Advances to employees	-	(1,659)	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	241,817	292,990	1,444,345
Interest payable	58,844	64,764	403,853
NET CASH USED IN OPERATING ACTIVITIES	(256,984)	(599,841)	(4,967,567)

CASH FLOW FROM INVESTING ACTIVITIES
Advances to officers	(53,249)	-	(53,249)
Acquisition of equipment	-	-	(193,797)
NET CASH USED IN INVESTING ACTIVITIES	(53,249)	-	(247,046)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	9,457	150,934	1,111,448
Repayments of shareholder advances	(136,768)	(337,317)	(1,250,637)
Proceeds from ICE advance	50,000	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management Corporation	-	-	100,000
Proceeds from convertible notes payable	-	-	1,098,699
Proceeds from sale of common stock	502,250	793,100	3,774,812
Book overdraft	-	(6,876)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	424,939	599,841	5,335,750
NET INCREASE IN CASH	114,706	-	121,137

CASH AT BEGINNING OF THE YEAR	6,431	-	-

CASH AT END OF YEAR	$121,137	$-	$121,137

SUPPLEMENTAL DISCLOSURE
Interest paid in cash	$8,391	$4,947	$22,514

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007

NON-CASH ACTIVITIES

Accrued interest in the amounts of $6,494, $12,414 and $143,003 were capitalized to shareholder advances for the nine months ended September 30, 2007 and 2006, and for the period from August 29, 2001 (inception) through September 30, 2007, respectively.

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
SEPTEMBER 30, 2007

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
SEPTEMBER 30, 2007

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Issuance for cash, January 2006	183,634	202,000	-	-	-	202,000
Issuance for cash, February 2006	70,000	77,000	-	-	-	77,000
Issuance for cash, March 2006	265,545	268,100	-	-	-	268,100
Issuance for cash, April 2006	60,000	66,000	-	-	-	66,000
Issuance for cash, June 2006	24,000	30,000	-	-	-	30,000
Compensation expense	-	-	15,901	-	-	15,901
Issuance for cash, September 2006	150,000	150,000	-	-	-	150,000
Issuance of common stock, October 2006	550,000	451,000	-	(451,000)	-	-
Payment on subscription receivable, October 2006	-	-	-	175,000	-	175,000
Issuance for cash, October 2006	40,000	50,000	-	-	-	50,000
Payment on subscription receivable, November 2006	-	-	-	120,000	-	120,000
Payment on subscription receivable, December 2006	-	-	-	133,000	-	133,000
Issuance for cash, December, 2006	10,000	12,500	-	-	-	12,500
Issuance for services, December 2006	120,000	150,000	-	(150,000)	-	(150,000)
Net loss	-	-	-	-	(1,279,441)	(1,279,441)
BALANCE, DECEMBER 31, 2006	22,365,903	$4,693,591	$208,474	$(173,000)	$(6,798,005)	$(2,068,940)
Issuance for cash, January 2007	100,000	27,000	-	-	-	27,000
Payment on subscription receivable, January 2007	-	-	-	23,000	-	23,000
Issuance for cash, February 2007	40,000	10,000	-	-	-	10,000
Issuance for cash, April 2007	60,000	15,000	-	-	-	15,000
Issuance for cash, June 2007	500,000	100,000	-	-	-	100,000
Issuance for cash, July 2007	570,000	112,250	-	-	-	112,250
Issuance for cash, August 2007	383,333	40,000	-	-	-	40,000
Issuance for cash, September 2007	1,656,250	175,000	-	-	-	175,000
Issuance for service, September 2007	154,380	154,380	-	-	-	154,380
Net loss	-	-	-	-	(569,832)	(569,832)
BALANCE, SEPTEMBER 30, 2007	25,829,866	$5,327,221	$208,474	$(150,000)	$(7,367,837)	$(1,982,142)

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
Legacy Card Company was formed as a Limited Liability Company on August 29, 2001.  On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation.  On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation.  The purpose of the Company is to develop a co-marketing agreement with a premier national bank to offer an integrated financial program to consumers.  Legacy Card Company is a credit card marketing company.  The Company offers a new credit card that takes advantage of Internal Revenue Code Section 529 educational savings tax-reform legislation, providing significant tax-free savings and economic incentives for families to save early and often for college tuition and related expenses.  The Company will derive its revenues from new credit card one-time account fees, new mutual (ESA) one-time account fees, credit card dollar purchase fees, any negotiated mutual fund (ESA) annual account management fees and any negotiated credit card annual renewal fees. The Company expects to commence the launch of their credit card in a test market in the first quarter of 2008.

Basis of Presentation
The accompanying unaudited financial statements of Cardiff International, Inc. have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair presentation of the results for the periods presented.

The results of operations presented for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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
SEPTEMBER 30, 2007

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

During the nine months ended September 30, 2007 and 2006 and for the period August 29, 2001 (date of inception) through September 30, 2007, depreciation and amortization expense of property and equipment was $12,187, $9,192 and $233,487, respectively.

Advertising Costs
Advertising costs are charged to expense when incurred.  During the nine months ended September 30, 2007 and 2006 and for the period August 29, 2001 (date of inception) through September 30, 2007, the amount charged to expense was $0, $0 and $363,800, respectively.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
Research and development costs are charged to expense when incurred.  These costs primarily include the costs associated with the development of the credit card software technology.  During the nine months ended September 30, 2007 and 2006 and for the period August 29, 2001 (date of inception) through September 30, 2007, the amount charged to expense was $0, $0 and $36,410, respectively.

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

Earnings (Loss) per Share
Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented.  Warrants and options to purchase shares of the Company’s stock may have a dilutive effect on the Company’s earnings per share in the future, but are not included in the calculation for the nine months ended September 30, 2007 and 2006 because they have an antidilutive effect in those periods.

Stock options
On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R relating to its stock-based compensation plans using the modified prospective method. Under this method,  compensation cost recognized during the  year  ended  December 31, 2006  includes compensation  cost for all share-based  payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value method. There were no options granted during the nine months ended September 30, 2007 and 2006. Prior to January 1, 2006, the Company had accounted for stock options under SFAS No. 123.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48).  This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted this accounting pronouncement effective January 1, 2007.  The adoption of this accounting pronouncement did not have a material effect on its consolidated financial statements.

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
SEPTEMBER 30, 2007

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2.         RELATED PARTY TRANSACTIONS

Advances from Shareholders
The Company borrowed funds from Daniel Thompson and Gary Teel, both are Shareholders and Officers of the Company.  The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card at an annual interest rate of six (6) percent.   During the three months ended September 30, 2007, the Company repaid amounts in excess of amounts due.  Therefore, a receivable is recorded at September 30, 2007 in the amount of $53,248.  The balance due from both Daniel Thompson and Gary Teel at September 30, 2007, including accrued interest, is as follows:

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

2.         RELATED PARTY TRANSACTIONS (Continued)

Daniel Thompson	$26,624
Gary Teel	26,624
Total	$53,248

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
SEPTEMBER 30, 2007

3.         ADVANCE, NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES (Continued)

Legacy Investors, LLC (Continued)
The Company entered into a security agreement stating that the assets of the Company as well as the stock pledges are collateral on this loan.

As of December 31, 2004, the Company received $451,428 of these funds, assumed $106,572 of fees and the balance of $442,000 was deposited in an escrow account.  The balance remaining in the escrow account at March 31, 2006 was $0.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent.  Management believes this $60,000 was not owed to the escrow agent, but nevertheless excluded the $60,000 from its assets.  The balance on the note payable was $618,000 at September 30, 2007.

The loan fees related to the portion of loan funds that were not received by the Company as of September 30, 2007, were expensed during 2006, leaving an amortized balance of loan fees of $0. Amortization expense on loan fees amounted to $0, $15,000 and $37,500 for the nine months ended September 30, 2007 and 2006, and for the period August 29, 2001 (date of inception) through September 30, 2007, respectively.

The Company received a demand letter from Legacy Investors, LLC demanding repayment of the balance owed to them and threatened litigation if the balance was not repaid by January 15, 2007. As of November 12, 2007 the balance was not repaid.

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
SEPTEMBER 30, 2007

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

Also, if ICE determines that the test launch was successful, ICE shall obtain up to three (3) $500,000 loan facilities for the Company within five (5) business days of the successful completion of the test launch. The Company will be required to repay the $50,000 advance directly from the loan proceeds. Upon receipt of each of the $500,000 loan facilities, the Company shall issue ICE a warrant to purchase three and one-third percent (3 1/3%) of the Company’s outstanding common stock on a fully diluted basis as of the date of issuance.  Each warrant shall have an exercise price equal to $200,000 and shall have a five (5) year term from the issuance date.

All warrants will have a cashless exercise provision and shall entitle ICE to one (1) demand registration right for each warrant, at the Company’s expense.

Prepared without audit.

 CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

4.         COMMITMENTS AND CONTINGENCIES

Operating Lease
On April 22, 2003, the Company signed a lease with Pitney Bowes for mailing equipment. This lease commenced April 22, 2003 and expired October 30, 2006.  In July 2006, the Company assumed auto leases from the two officers of the Company, of which one expires in February 2008 and the other expires in June 2009. Future minimum rental payments under these leases are:

Year Ending September 30,

2008	$ 29,516
2009	17,038

Total	$ 46,554

Lease expense for the six months ended September 30, 2007 and 2006 and for the period August 29, 2001 (date of inception) through September 30, 2007 was $18,862, $23,880 and $60,311, respectively.

Currently, the headquarters of the Company are located in the offices of one of the Company's consultant's and no rent is being charged.  Rent expense for the nine months ended September 30, 2007 and 2006 and for the period August 29, 2001 (date of inception) through September 30, 2007 was $0, $0 and $411,586, respectively.

In April 2004, the Company began subletting their office on a month-to-month basis, which ended in 2004.  During the nine months ended September 30, 2007 and 2006, the Company received rental income of $0 and $0, respectively.  From inception through September 30, 2007, rental income was $55,979.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

4.    COMMITMENTS AND CONTINGENCIES (Continued)
The Company failed to make required payments in 2007. As such, the Company was subject to a 25% penalty of the outstanding principal balance as of the date of default in accordance with the settlement agreement. At September 30, 2007 the unpaid balance amounted to $156,250, which includes a penalty of $31,250.

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

Payroll Taxes

The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. However, as of September 30, 2007, management was unable to estimate the amount of penalties that the Company would incur as a result of these infractions.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

At September 30, 2007, the Company has net operating loss carryforwards of approximately $3 million for federal tax purposes, which expire from 2007 to 2027.  Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations.  The Company is in the process of determining the amount of loss carryforwards that may be used against future taxable income.

At September 30, 2007, total deferred tax assets, consisting principally of net operating loss carryforwards, amount to approximately $1.2 million.  For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertaintly surrounding their ultimate realization.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

7.         STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)

The following is a schedule summarizing stock option activity for the nine months ended September 30, 2007:
	Number of Options	Weighted-Average Exercise Price
Exercisable at December 31, 2006	425,000	$1.37

Granted	-	-
Exercised	-	-
Forfeited	-	-

Exercisable at September 30, 2007	425,000	$1.37

As of December 31, 2006, all stock options outstanding became fully vested and the fair value compensation cost related to these options has been recognized.

Information about stock options outstanding at September 30, 2007 is summarized below:

		Weighted-
		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.25	325,000	3.25 years	$ 1.25	325,000	$ 1.25
$ 1.75	100,000	3.25 years	$ 1.75	100,000	$ 1.75

Warrants

The Company also issued warrants to purchase shares of common stock in 2006.  The following is a summary of the warrants outstanding at September 30, 2007:

Number of Warrants	Exercise Price	Maturity
449,318	$1.75	April-August 2010
24,318	$1.10	January 2011
422,272	$1.75	January-June 2011
375,000	$ 0.50	September 2011
1,125,000	$0.50	October 2011
60,000	$1.75	October 2011
150,000	$0.30	July 2012
38,500	$1.10	July 2012
45,833	$1.10	July 2012
75,000	$0.10	September 2012
350,000	$0.30	September 2012

8.         SUBSEQUENT EVENTS

In the fourth quarter of 2007, $50,000 was contributed to the Company in exchange for 500,000 shares of common stock.

The shareholder receivable has been repaid as of November 19, 2007.

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

Liquidity and Capital Resources

At September 30, 2007

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At September 30, 2007, we had $121,137 of cash and cash equivalents and total assets amounted to $176,044. At December 31, 2006 we had $6,431 of cash and cash equivalents, and total assets amounted to $23,816, which include fixed assets and other assets.

Net cash used in operating activities was $256,984 and $599,841 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The decrease in the amount of net cash used in operating activities between these periods was attributable to decreased fees and other operating costs.

Net cash provided by financing activities was $424,939 and $599,841 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The cash flows from financing activities during the nine months ended September 30, 2007 was attributable to proceeds from the sale of common stock of $479,250 and subscription receivables of $23,000 and proceeds from the ICE advance of $50,000. In addition, we repaid $136,768 of shareholder advances during the nine months ended September 30, 2007.

We have incurred operating losses since inception and at September 30, 2007, we had an accumulated deficit of $7,367,837.

Current liabilities at September 30, 2007 consisted primarily of accounts payable of $886,465, payroll and payroll tax payable of $281,927, amounts due to ICE of $50,000, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $225,333. Current liabilities at December 31, 2006 consisted primarily of accounts payable of $925,297, payroll and payroll tax payable of $155,659, amounts due to shareholders of $120,817, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $172,983.

Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have entered into employment agreements calling for a monthly salary of $25,000 ($300,000 annually).  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances.  During the nine months ended September 30, 2007, we repaid $84,034 to Mr. Teel and $52,734 to Mr. Thompson on outstanding advances.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the third quarter of 2007 we raised $327,250 from the sale of 2,609,583 shares of our common stock and $500 from shareholder advances. We are also currently attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will be launched in the first quarter of 2008 thereby commencing the generation of revenues shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future.

Results of Operations

For the Quarters Ended September 30, 2007 and 2006

We had no operating revenues for the nine months ended September 30, 2007 and September 30, 2006.

We had operating expenses of $502,597 for the nine months ended September 30, 2007 and $967,297 for the nine months ended September 30, 2006, representing a decrease of $464,700.  The decrease was primarily due to decreases in operating expenses.

We had a net loss of $569,832 for the nine months ended September 30, 2007 compared to a net loss of $999,957 for the nine months ended September 30, 2006, representing a decrease of $430,125.  The decrease was primarily due to decreases in operating expenses.

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

Operating History. We have not commenced active business operations. We anticipate we will commence active operations during the first quarter of 2008. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

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

The Company failed to make required payments in 2007. As such, the Company was subject to a 25% penalty of the outstanding principal balance as of the date of default in accordance with the settlement agreement. At September 30, 2007 the unpaid balance amounted to $156,250, which includes a penalty of $31,250.

Item 2. Unregistered Sales of Equity Securities.  During the quarter ended September 30, 2007 we issued 2,763,963 shares of our unregistered common stock.  All such shares were issued in reliance on Section 4(1) of the Securities Act of 1933, as amended, as shares issued in a non-public transaction.  Such shares were issued to the following:

Name	Date	Number of Shares	Price

Richard Duffy	07/10/07	500,000	$100,000.00
J&S Consulting	07/23/07	70,000	$12,250.00
Rana Staben	08/16/07	300,000	$30,000.00
Margaret Moore	08/16/07	83,333	$10,000.00
Lebow Family Trust	09/26/07	250,000	$25,000.00
Steve Posner	09/26/07	1,000,000	$100,000.00
Christopher Gregoire	09/26/07	250,000	$25,000.00
David Catalfimo	09/28/07	78,125	$12,500.00
Christopher Gately	09/28/07	78,125	$12,500.00
Dunn, Green & Associates	09/30/07	154,380	$154,380.19

Item 3. Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders.  None

Item 5.Other Information.

Item 6. Exhibits.	31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 12, 2007	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer, President

By /s/ Gary R. Teel
Chief Financial Officer/ Secretary/Chairman