Form 10KSB
period 2007-12-31
CARDIFF INTERNATIONAL INC
filed 2008-04-15
CIK 811222

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2007
                                       OR
          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 000-49709

                           CARDIFF INTERNATIONAL, INC.
                           ---------------------------
           (Name of Small Business Issuer as specified in its charter)

                  Colorado                                84-1044583
      -------------------------------                 -------------------
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

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes
[X] No [ ] ; (1) Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

     The Issuer's revenues for the fiscal year ended December 31, 2007 were $-0-

     As of December 31, 2007, there were 26,931,509 shares of the Issuer's common stock issued and outstanding of which 17,518,133 were held by non-affiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I

     Item 1.  Description of Business                                          3

     Item 2.  Properties                                                       6

     Item 3.  Legal Proceedings                                                6

     Item 4.  Submission of Matters to a Vote of Security Holders              6

PART II

     Item 5.  Market for the Registrant's Common Stock and Related
                Security Holder Matters                                        6

     Item 6.  Management's Discussion and Analysis of Financial
                Condition and Results of Operation                             7

     Item 7.  Financial Statements                                            11

     Item 8.  Changes and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      27

     Item 8A. Controls and Procedures                                         27

     Item 8B. Other Information                                               28

PART III

     Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act                                                  28

     Item 10. Executive Compensation                                          29

     Item 11. Security Ownership of Certain Beneficial Owners and Management  30

     Item 12. Certain Relationships and Related Party Transactions            31

     Item 13. Principal Accountant Fees and Services                          31

PART IV

     Item 14. Exhibits                                                        32

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

          As a result of the Merger described above, on November 1, 2005 Legacy became a subsidiary of Cardiff. Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, which combines a Section 529 College Savings Plan with the credit card (the Simply Brilliant Tuition Card). The Simply Brilliant Tuition Card is not currently available but is expected to launch in St. Louis, Missouri in the second quarter of 2008.

           In January 2006, Cardiff changed its fiscal year end to December 31st from September 30th to have the same year end as Legacy.

Description of Business of Legacy
---------------------------------

         Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card program, a credit card program that provides card users with an opportunity to save for their children's education on a tax-free basis while making purchases utilizing this credit card. The Simply Brilliant Tuition Card program has been developed to be tied into a card user's "529 College Savings Plan" which is described below. The Simply Brilliant Tuition Card program is a credit card rewards program with tax-free savings benefits to the cardholder. Similarly, there are numerous credit cards and credit card programs that offer users cash back or other rewards. Legacy management believes that the Simply Brilliant Tuition Card program is a unique value-added credit card program that allows consumers using the Simply Brilliant Tuition Card or any other credit card in their wallet to save for a child's college education while making normal consumer purchases. The Simply Brilliant Tuition Card program is a unique, tax-free educational savings reward program that concentrates consumer loyalty and buying on local and national retailers in the Legacy merchant coalition.

         The potential success of the Simply Brilliant Tuition Card program involves the participation of four groups: (i) Legacy as the marketer of the credit card, (ii) an issuing bank as the issuer of the credit card, (iii) a coalition of merchants who will make contributions to the consumer's designated 529 Education Account, and (iv) the card user. As a result of contributions made to the card user's 529 Savings Plan, we expect that the card user will become loyal customers of the coalition merchants and issuing bank.

         The Simply Brilliant Tuition Card program is expected to launch during the second quarter of 2008. The retailers of the Legacy rewards program will contribute an anticipated 1% to 10% of the total spent by the card holder to the child's 529 tax-free educational fund account. The retailer contribution is expected to be supplemented up to 1.0% contribution from the issuing bank. This issuing bank contribution is applicable no matter where the cardholder shops, therefore encouraging regular and daily usage of the Simply Brilliant Tuition Card program.

         The Legacy Card Company marketing plan is the result of five years development, focus groups and other market research studies. The Simply Brilliant brand, image, programming, sales and marketing have been designed with the intent to appeal to American parents and grandparents need to save for their child's college tuition and expenses.

Description of Section 529 Plans
--------------------------------

         Section 529 plans were authorized by congress to provide tax incentives savings for qualified higher education expenses (QHEE). Earnings in 529 plans are tax-free if withdrawals are made for QHEE, otherwise there is a 10% penalty on the earnings, which are taxed at ordinary rates. Although nonqualified withdrawals are subject to a 10% penalty on the earnings, taxes on the earnings are deferred until withdrawal. Federal legislation passed in 1996 allows states to create section 529 plans.

         Section 529 plans are of two types. One is a tuition credit plan and the other is a savings plan. Section 529 provides that qualified state tuition programs' shall be exempt from taxation. Such plans must be established and maintained by a State agency or instrumentality thereof. Most states have outsourced the management of their programs to investment advisory or financial service firms. While each state has its own specific requirements, the salient requirements applicable to all plans are:

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

Launching the Simply Brilliant Tuition Card
-------------------------------------------

         We anticipate that the Simply Brilliant Tuition Card will launch in St. Louis, Missouri, during the second quarter of 2008. Our program is backed by a unique marketing campaign with State and City participation. Through State and City officials, Legacy will host special events to promote both merchant and consumer participation. The city will provide local platforms covering PR, radio coverage, outdoor advertising, event marketing, Museums, Stadiums, Hospital, Elementary and Middle School participation, and other local market platforms. Through grass root marketing, Legacy Card Company has the opportunity to generate millions of consumer impressions.

         The Simply Brilliant Tuition Card program is more than a rewards program. Legacy believes it is a unique new way for America's families to save for college while spending. Unlike most other rewards programs (airline miles, 1% cash back), the Legacy reward program brings to bear a strong emotive pull--saving for a child's tuition. Legacy's consumer benefit analysis suggests that typical American parents using the Legacy credit card will save over $7,500 toward their child's college tuition.

         To produce these tangible benefits for its cardholders, Legacy has established a merchant coalition. Each of its merchants involved in the Simply Brilliant Tuition Card Program has agreed to make a 1-10% contribution to the Legacy cardholder's child's 529 account. For families, they "save while they spend," on purchases they would have made anyway. For our coalition merchants, we have introduced a new marketing dynamic that is expected to change consumer buying patterns/preferences, increasing consumer expenditures at participating merchants.

Legacy Merchant Coalition
-------------------------

         As of December 31, 2007, approximately 1,200 St. Louis, Missouri area retailers are participating in our merchant coalition. Each Merchant participating in the Legacy Merchant Coalition enters into an agreement to contribute a portion of the purchases made by the Simply Brilliant Tuition cardholder, to the cardholder's 529 Savings Plan.

Issuer of the Simply Brilliant Tuition Card
-------------------------------------------

         Legacy has entered into a contract with Commerce Bank to become the issuing bank for the Simply Brilliant Tuition Card.

Fund Managers
-------------

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

Various Agreements
------------------

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

Employees
---------

         Legacy currently has two employees but anticipates it will hire additional personnel as the Simply Brilliant credit card is launched.

Overview of Cardiff Prior to the Merger
---------------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to Cardiff's shareholders for a vote during the year ended December 31, 2007.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         Our common stock is quoted on the OTC "Bulletin Board" under the symbol "CDIF". During the last three years, there has only been limited trading in our common stock.

Shares Issued in Unregistered Transactions
------------------------------------------

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

Holders
-------

         As of December 31, 2007, there were 28,277,153 shares of common stock outstanding and approximately 704 stockholders of record of common stock.

Dividends
---------

         We have not paid cash dividends since our inception and do not anticipate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Small Business Issuer and Affiliated
--------------------------------------------------------------------------
Purchasers
----------

         None

Limitation on Directors' Liability, Charter Provisions and Other Matters
------------------------------------------------------------------------

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

Transfer Agent and Registrar
----------------------------

         Our transfer agent is Standard Registrar and Transfer, 12528 South 1840 East, Draper, Utah 84020; Tel: (801) 571-8844.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview
--------

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

         Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card program, a rewards program. Legacy anticipates the program will be available to the public in the second quarter of 2008. Legacy's business plan calls for revenue to be generated as customers sign up for the credit card and when purchases are made with their registered credit cards. Legacy has generated no revenues since its inception and has expended considerable funds in developing its business plan and funding its operations.

         Legacy was formed as a limited liability company in August 2001. In April 2005, Legacy was converted into a Nevada corporation.

Liquidity and Capital Resources
-------------------------------

AT DECEMBER 31, 2007

         Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At December 31, 2007, we had no cash and cash equivalents and total assets amounted to $4,362. At December 31, 2006 we had $6,431 of cash and cash equivalents, and total assets amounted to $23,816, which included fixed assets and other assets.

         Net cash used in operating activities was $763,206 and $904,207 for the years ended December 31, 2007 and 2006, respectively. The increase in the amount of net cash used in operating activities during these periods were attributable to increased fees and other operating costs.

         Net cash provided by financing activities was $756,775 and $910,638 for the years ended December 31, 2007 and 2006, respectively. The cash flows from financing activities during the year end December 31, 2007 was attributable to proceeds from the sale of common stock of $712,250. In addition, we received $280,649 and repaid $292,420 of shareholder advances during the year ended December 31, 2007.

         Since inception, we have incurred operating losses and at December 31, 2007, we had an accumulated deficit of $7,586,601.

         Current liabilities at December 31, 2007 consisted primarily of accounts payable and accrued payroll of $839,716, amounts due to shareholders of $179,620, convertible and non-convertible promissory notes in the amount of $618,000, a subscription deposit of $179,380 and accrued interest in the amount of $242,783. Current liabilities at December 31, 2006 consisted primarily of accounts payable of and accrued payroll $1,080,956, amounts due to shareholders of $120,817, convertible and non-convertible promissory notes in the amount of $718,000, and accrued interest in the amount of $172,983.

         Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have entered into employment agreements for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries. This waiver of salary not only reduced our operating expenses and loss, it reduced the amount of capital needed to fund operations. During the year ended December 31, 2007, we repaid $209,038 to Mr. Teel and $132,232 to Mr. Thompson on outstanding advances. In addition, Gary Teel loaned back to the Company $375,190.

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

         In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the fourth quarter of 2007 we raised $245,000 from the sale of 2,466,667 shares of our common stock. We are also currently attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will launch in the second quarter of 2008 thereby commencing the generation of revenues shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future.

Results of Operations
---------------------

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

         We had no operating revenues for the years ended December 31, 2007 and 2006.
         We had operating expenses of $690,979 for the year ended December 31, 2007 and $1,223,372 for the year ended December 31, 2006, representing a decrease of $532,393.

          We had a net loss of $788,596, for the year ended December 31, 2007 compared to a net loss of $1,279,441 for the year ended December 31, 2008, representing a decrease of $490,845 due to decreased fees and other operating costs.

Inflation
---------

         We do not believe that inflation will negatively impact our business plans.

Plan of Operation
-----------------

         Our current business plan is described in "Item 1 - Description of Business"

Critical Accounting Policies
----------------------------

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

Recent Accounting Pronouncements
--------------------------------

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. Management does not believe the adoption of SFAS 157 will have a material impact on the Company's financial position or results of operations.

Forward Outlook and Risks
-------------------------

         This Form 10-KSB for the year ended December 31, 2007 contain and incorporate by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Cardiff are expressly qualified by the Cautionary Statements. We disclaim, any intent or obligation to update our forward-looking statements.

OPERATING HISTORY. We have not commenced active business operations. We anticipate we will commence active operations during the second quarter of 200. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

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

AUDITOR'S OPINION HAS A GOING CONCERN QUALIFICATION. Our auditor's report dated April 13, 2008 for the years ended December 31, 2007 and 2006 and for the period from August 29, 2001 (date of inception) through December 31, 2007 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                          PAGE
                                                                        --------

Report of Independent Registered Public Accounting Firm                      12

Balance Sheets                                                               13

Statements of Operations                                                     14

Statements of Cash Flows                                                  15-16

Statements of Shareholders Equity                                            17

Notes to Financial Statements                                           18 - 26

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors
Cardiff International, Inc. dba Legacy Card Company

We have audited the accompanying consolidated balance sheets of Cardiff International, Inc. dba Legacy Card Company (a development stage Company) (the "Company") as of December 31, 2007 and 2006 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and for the period from August 29, 2001 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff International, Inc. dba Legacy Card Company as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended and for the period from August 29, 2001 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit during the years ended December 31, 2007 and 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rose, Snyder & Jacobs
A Corporation of Public Accountants

Encino, California
April 13, 2008

              CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2007 AND 2006

                                     ASSETS
                                     ------
                                                        2007            2006
                                                     -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                          $        --    $     6,431
  Advances to Employees                                    1,659          1,659
                                                     -----------    -----------
TOTAL CURRENT ASSETS                                       1,659          8,090

FIXED ASSETS:
  Artwork                                                  6,536          6,536
  Computer equipment                                      71,050         71,050
  Domain names                                             1,250          1,250
  Furniture and fixtures                                  72,984         72,984
  Leasehold improvements                                   9,201          9,201
  Office equipment                                        31,180         31,180
  Software                                                 1,596          1,596
  Accumulated depreciation                              (191,694)      (178,671)
                                                     -----------    -----------
FIXED ASSETS, NET                                          2,103         15,126
                                                     -----------    -----------
OTHER ASSETS:
  Deposits                                                   600            600
                                                     -----------    -----------
TOTAL ASSETS                                         $     4,362    $    23,816
                                                     ===========    ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
  Book overdraft                                     $     6,298    $        --
  Accounts payable                                       652,568        925,297
  Subscription deposit                                   179,380             --
  Interest payable                                       242,783        172,983
  Payroll and payroll tax payable                        187,148        155,659
  Advances from shareholders                             179,620        120,817
  Advance from ICE                                        50,000             --
  Note payable - Legacy Investors, current               518,000        618,000
  Note payable - Maricopa Equity Management
    Corporation, current                                 100,000        100,000
                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                              2,115,797      2,092,756

NONCURRENT LIABILITIES:
  Note payable - Legacy Investors, noncurrent                 --             --
                                                     -----------    -----------
TOTAL LIABILITIES                                      2,115,797      2,092,756

SHAREHOLDERS EQUITY (DEFICIT):
  Common stock, no par value; 30,000,000 shares
    authorized; 28,274,658 and 22,514,403 shares
    issued and outstanding                             5,441,691      4,693,591
  Additional paid in capital                             208,474        208,474
  Subscription receivable                               (175,000)      (173,000)
  Deficit accumulated during the development stage    (7,586,600)    (6,798,005)
                                                     -----------    -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                  (2,111,435)    (2,068,940)

  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)                                 $     4,362    $    23,816
                                                     ===========    ===========


          See report of independent registered public accounting firm
   The accompanying notes are an integral part of these financial statements




                       CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD
                  AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

                                                                       August 29, 2001
                                                                     (Date of Inception)
                                                                           through
                                          Years Ended December 31,       December 31,
                                           2007             2006            2007
                                        ------------    ------------    ------------
REVENUE                                 $         --    $         --    $         --

COST OF SALES                                     --              --              --
                                        ------------    ------------    ------------

  GROSS PROFIT                                    --              --              --

OPERATING EXPENSES:
  Consulting and outside services            142,890         240,875       1,640,614
  Advertising                                     --              --         363,800
  Legal services                              36,888         145,642         759,878
  Rent                                            --              --         411,586
  Guaranteed payments                             --              --         512,958
  Salaries and wages                         210,559         351,422       1,192,927
  Other operating expenses                   300,642         485,433       2,396,592
                                        ------------    ------------    ------------

TOTAL OPERATING EXPENSES                     690,979       1,223,372       7,278,355
                                        ------------    ------------    ------------

    LOSS FROM OPERATIONS                    (690,979)     (1,223,372)     (7,278,355)

OTHER INCOME AND (EXPENSES):
  Sublease rental income                          --              --          55,979
  Interest income                                 --              --           6,768
  Misc. income                                    --          36,958          85,770
  Interest expense                           (97,617)        (93,027)       (456,763)
                                        ------------    ------------    ------------

    TOTAL OTHER INCOME AND (EXPENSES)        (97,617)        (56,069)       (308,246)
                                        ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                    (788,596)     (1,279,441)     (7,586,601)
                                        ------------    ------------    ------------
    NET LOSS                            $   (788,596)   $ (1,279,441)   $ (7,586,601)
                                        ============    ============    ============

Basic and diluted earnings (loss)
  per share                                    (0.03)          (0.06)
                                        ============    ============

Weighted average shares outstanding       24,170,851      21,612,166
                                        ============    ============

                  See report of independent registered public accounting firm
           The accompanying notes are an integral part of these financial statements



                       CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD
                  AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007


                                                                                  August 29, 2001
                                                                                (Date of Inception)
                                                                                      through
                                                       Years Ended December 31,     December 31,
                                                         2007           2006           2007
                                                      -----------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                            $  (788,596)   $(1,279,441)   $(7,586,601)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                          13,023         37,522        236,693
    Compensation expense                                       --         15,901        122,740
    Issuance of common stock for loan costs                    --             --        110,000
    Issuance of warrants as loan costs                         --             --         85,734
    Non-cash expenses                                      10,000             --         10,000
    (Increase) decrease in:
       Advances to Employees                                   --         (1,659)        (1,659)
       Deposits                                                --             --           (600)
    Increase (decrease) in:
       Accounts payable and accrued expenses              (86,859)       239,434        961,289
       Interest payable                                    89,226         84,036        434,235
                                                      -----------    -----------    -----------

          NET CASH USED IN OPERATING ACTIVITIES          (763,206)      (904,207)    (5,628,169)
                                                      -----------    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITES
  Acquistion of equipment                                      --             --       (193,797)
                                                      -----------    -----------    -----------

          NET CASH USED IN INVESTING ACTIVITIES                --             --       (193,797)
                                                      -----------    -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from shareholder advances                      280,647        199,090      1,382,638
  Repayments of shareholder advances                     (292,420)      (545,644)    (1,406,289)
  Proceeds from ICE advance                                50,000             --         50,000
  Proceeds from note payable-Legacy Investors                  --             --        451,428
  Proceeds from note payable-Maricopa Equity
    Management Corporation                                     --             --        100,000
  Proceeds from convertible notes payable                      --             --      1,098,699
  Proceeds from sale of common stock                      712,250      1,283,600      3,984,812
  Book overdraft                                            6,298        (26,408)         6,298
                                                      -----------    -----------    -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES       756,775        910,638      5,667,586
                                                      -----------    -----------    -----------

          NET INCREASE (DECREASE) IN CASH                  (6,431)         6,431       (154,380)

CASH AT BEGINNING OF THE YEAR                               6,431             --             --
                                                      -----------    -----------    -----------

CASH AT END OF YEAR                                   $        --    $     6,431    $  (154,380)
                                                      ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                               $    13,331    $     8,991    $    27,454
                                                      ===========    ===========    ===========

                  See report of independent registered public accounting firm
           The accompanying notes are an integral part of these financial statements



               CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
          FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD
          AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007


NON-CASH ACTIVITIES
-------------------

Accrued interest in the amounts of $19,426, $14,236 and $155,935 were capitalized to shareholder advances for the years ended December 31, 2007 and 2006, and for the period from August 29, 2001 (inception) through December 31,
2007, respectively. Repayments of advances to shareholders includes payments of capitalized interest.

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

During 2007, a shareholder repaid $100,000 to Legacy Investments on behalf of the Company.

During 2007, 156,380 shares were issued to pay for $156,380 of services previously rendered.



           See report of independent registered public accounting firm
    The accompanying notes are an integral part of these financial statements



                                       CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD
                                  AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

                                                                       Additional
                                                   Common Stock          Paid in    Subscription    Accumulated
                                             Shares        Amount        Capital     Receivable       Deficit        Total
                                           -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, AUGUST 29, 2001
  (Date of Inception)                               --   $        --   $        --   $        --    $        --    $        --
  Issuance for cash, 2001                    2,066,717       200,833            --            --             --        200,833
  Issuance for cash, 2002                   10,703,678     1,040,129            --            --             --      1,040,129
  Net loss                                          --            --            --            --     (1,182,273)    (1,182,273)
                                           -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2002                  12,770,395     1,240,962            --            --     (1,182,273)        58,689
  Issuance for cash, 2003                    4,846,930       471,000            --            --             --        471,000
  Net loss                                          --            --            --            --     (1,608,882)    (1,608,882)
                                           -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2003                  17,617,325     1,711,962            --            --     (2,791,155)    (1,079,193)
  Net loss                                          --            --            --            --     (1,058,911)    (1,058,911)
                                           -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2004                  17,617,325     1,711,962            --            --     (3,850,066)    (2,138,104)
  Issuance for cash, March 2005                360,175        35,000            --            --             --         35,000
  Issuance for cash, April 2005                 22,500        45,000            --            --             --         45,000
  Stock options issued, May 2005                    --            --        63,790            --             --         63,790
  Stock options issued, August 2005                 --            --        39,869            --             --         39,869
  Issuance for consideration of loan,
    October 2005                               100,000       110,000            --            --             --        110,000
  Conversion of notes payable,
    November 2005                              998,635     1,138,029            --            --             --      1,138,029
  Warrants issued in connection with
    notes payable , November 2005                   --            --        85,734            --             --         85,734
  Stock options issued, November 2005               --            --         3,180            --             --          3,180
  Recapitalization of common equity,
    note 5                                   1,615,000            --            --            --             --             --
  Issuance for cash, November 2005             135,908       149,500            --            --             --        149,500
  Issuance for cash, December 2005              43,181        47,500            --            --             --         47,500
       Net loss                                     --            --            --            --     (1,668,498)    (1,668,498)
                                           -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2005                  20,892,724     3,236,991       192,573            --     (5,518,564)    (2,089,000)
  Issuance for cash, January 2006              183,634       202,000            --            --             --        202,000
  Issuance for cash, February 2006              70,000        77,000            --            --             --         77,000
  Issuance for cash, March 2006                265,545       268,100            --            --             --        268,100
  Issuance for cash, April 2006                 60,000        66,000            --            --             --         66,000
  Issuance for cash, June 2006                  24,000        30,000            --            --             --         30,000
  Compensation expense                              --            --        15,901            --             --         15,901
  Issuance for cash, September 2006            150,000       150,000            --            --             --        150,000
  Issuance of common stock, October 2006       550,000       451,000            --      (451,000)            --             --
  Payment on subscription receivable,
    October 2006                                    --            --            --       175,000             --        175,000
  Issuance for cash, October 2006               40,000        50,000            --            --             --         50,000
  Payment on subscription receivable,
    November 2006                                   --            --            --       120,000             --        120,000
  Payment on subscription receivable,
    December 2006                                   --            --            --       133,000             --        133,000
  Issuance for cash, December 2006              10,000        12,500            --            --             --         12,500
  Issuance for services, December 2006         120,000       150,000            --      (150,000)            --             --
       Net loss                                     --            --            --            --     (1,279,441)    (1,279,441)
                                           -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2006                  22,365,903     4,693,591       208,474      (173,000)    (6,798,005)    (2,068,940)
  Issuance for cash, January 2007              100,000        27,000            --            --             --         27,000
  Payment on subscription receivable,
    January 2007                                    --            --            --        23,000             --         23,000
  Issuance for cash, February 2007              40,000        10,000            --            --             --         10,000
  Issuance for cash, April 2007                 60,000        15,000            --            --             --         15,000
  Issuance for cash, June 2007                 500,000       100,000            --            --             --        100,000
  Issuance for cash, July 2007                 570,000       112,250            --            --             --        112,250
  Issuance for cash, September 2007          1,656,250       175,000            --            --             --        175,000
  Issuance for cash, October 2007            2,000,000       175,000            --            --             --        175,000
  Issuance for cash, November 2007             278,125        35,000            --            --             --         35,000
  Issuance of common stock,
    December 2007                              166,667        25,000            --       (25,000)            --             --
  Net loss                                          --            --            --            --       (778,597)      (778,597)
                                           -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2007                  27,736,945   $ 5,367,841   $   208,474   $  (175,000)   $(7,576,602)   $(2,175,287)
                                           ===========   ===========   ===========   ===========    ===========    ===========

                                   See report of independent registered public accounting firm
                            The accompanying notes are an integral part of these financial statements


                                                               17

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization and Nature of Operations
       -------------------------------------
       Legacy Card Company was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, the Company merged with Cardiff International, Inc. ("Cardiff"), a publicly held corporation. The purpose of the Company is to develop a co-marketing agreement with a premier national bank to offer an integrated financial program to consumers. Legacy Card Company, LLC is a credit card marketing company. The Company offers a new credit card that takes advantage of Internal Revenue Code Section 529 educational savings tax-reform legislation, providing significant tax-free savings and economic incentives for families to save early and often for college tuition and related expenses. The Company will derive its revenues from new credit card one-time account fees, new mutual (ESA) one-time account fees, credit card dollar purchase fees, any negotiated mutual fund (ESA) annual account management fees and any negotiated credit card annual renewal fees. The Company expects to commence the launch of their credit card in a test market in Spring 2008.

       Development Stage Activities
       ----------------------------
       The Company is focusing its efforts in two areas during the development stage. First, the Company is devoting substantial time to the development of the credit card technology software, which will be used to capture information at the credit card transaction level. Second, the Company is working to contract with merchants to participate in the program and add incentives for consumers to both use the credit card and make purchases from these merchants.

       Going Concern
       -------------
       The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management has prospective investors, and believes the raising of capital will allow the Company to pursue the development of its credit card business.

       Cash and Cash Equivalents
       -------------------------
       The Company considers all highly liquid investments with an original maturity of three (3) months or less to be cash equivalents.

       Property and Equipment
       ----------------------
       Property and equipment are carried at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                                          Years
                                       -------------
       Artwork                              7
       Computer equipment                   3
       Domain and software                  3
       Furniture and fixtures               5
       Office equipment                     5
       Leasehold improvements          life of lease


       During the years ended December 31, 2007 and 2006, depreciation expense was $13,023 and $37,523, respectively.

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

       Advertising Costs
       -----------------
       Advertising costs are charged to expense when incurred. During the years ended December 31, 2007 and 2006, the amount charged to expense was $0 and $0, respectively. From inception through December 31, 2007, advertising costs was $363,800.

       Research and Development
       ------------------------
       Research and development costs are charged to expense when incurred. These costs primarily include the costs associated with the development of the credit card software technology. During the years ended December 31, 2007 and 2006, the amount charged to expense was $0 and $0, respectively. From inception through December 31, 2007, research and development costs were $36,410.

       Use of Estimates
       ----------------
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

       Income Taxes
       ------------
       The Company was treated as a partnership for federal income tax purposes up to April 18, 2005, when it converted to a Nevada Corporation. Consequently, federal income taxes were not payable by, or provided for, the Company. Members were taxed individually on their shares of the Company's earnings. The Company's net income or loss was allocated among the members in accordance with the regulations of the Company. The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes, if any, represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

       Earnings (Loss) per Share
       -------------------------
       Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Warrants and options to purchase shares of the Company's stock may have a dilutive effect on the Company's earnings per share in the future, but are not included in the calculation for the years ended December 31, 2007 and 2006 because they have an anti-dilutive effect in those periods.

       Stock Options
       -------------
       On January 1, 2006, The Company adopted the fair value recognition provisions of SFAS No. 123R relating to its stock-based compensation plans. Prior to January 1, 2006, The Company had accounted for stock options under SFAS No. 123.

       Recent Accounting Pronouncements
       --------------------------------
       In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. Management does not believe the adoption of SFAS 157 will have a material impact on the Company's financial position or results of operations.

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


2. RELATED PARTY TRANSACTIONS

       Advances from Shareholders
       --------------------------
       The Company borrows funds from Daniel Thompson and Gary Teel, both are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card at an annual interest rate of six (6) percent. The balance due to both Daniel Thompson and Gary Teel at December 31, 2007 and 2006, including accrued interest, is as follows:

                                                            December 31
                                                      2007               2006
                                                    --------            --------
            Daniel Thompson                         $ 89,810            $ 60,409
            Gary Teel                                 89,810              60,408
                                                    --------            --------
                Total                               $179,620            $120,817
                                                    ========            ========

       Employment Agreements
       ---------------------
       The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month. Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances.

3. NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES

       Legacy Investors, LLC
       ---------------------
       On August 5, 2004, the Company entered into a loan agreement with Legacy Investors, LLC, a Florida limited liability company. The initial loan amount of $1,000,000 (the "Initial Loan Amount") was made by Legacy Investors, LLC upon the satisfaction of the post-closing covenant, comprising of a convertible debenture in the amount of $500,000 and an initial debenture for the amount of $500,000. Lenders required funds to be deposited into an escrow account. Disbursements were required to be from an escrow agent.

       The convertible debenture in the amount of $500,000 bears an interest rate of 10.00% per year and matured in August 2006. The indebtedness was convertible into Series A Preferred Membership interests of the Company.

       The debenture in the amount of $500,000 bears an interest rate of 10.00% per year. Principal payments payable in thirty-six (36) consecutive monthly installments, commencing August 2004, are payable out of the net cash of the Company.

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

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

       The Company entered a security agreement that the assets of the Company as well as the stock are collateral on this loan.

       As of December 31, 2004, the Company received $451,428 of these funds, assumed $106,572 of fees and the balance of $442,000 was deposited in an escrow account. The balance remaining in the escrow account at December 31, 2005 and 2004 was $0 and $442,000, respectively. In May 2005,
       $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. Management believes this $60,000 was not owed to the escrow agent, but, nevertheless excluded the $60,000 from its assets. During 2007 an additional $100,000 was repaid by an officer on behalf of the Company. The balance on the note payable was $518,000 at December 31, 2007.

       Corporate Capital Management, LLC and VentureBanc, Inc.
       -------------------------------------------------------
       On March 28, 2005, the Company entered into a loan agreement of approximately $1,000,000 with Corporate Capital Management, LLC and VentureBanc, Inc. Simultaneously with the merger with Cardiff International, Inc. (See Note 5), Corporate Capital Management, LLC and VentureBanc, Inc. agreed to loan an additional $875,000 to the Company. These notes bear interest at 8% per annum and the term of the notes is 6 months after receipt of the loan. At the date of the merger, the balance outstanding of $1,027,296 (including accrued interest) converted into 898,635 shares of common stock of the Company at the rate of $1.10 per share. In addition, the holders of the notes received warrants to purchase 50% of the shares into which the notes are convertible. The term of the warrants is 5 years and the exercise price is $1.75 per share. The value of the warrants, established at $85,734 under the Black Scholes method was expensed in 2005.

       Convertible Promissory Note
       ---------------------------
       On October 19, 2005, the Company entered into a loan agreement in the amount of $110,000 with an unaffiliated third-party. The loan bears interest at 8% per annum and matured on April 16, 2006, 6 months after the date of issuance. At the date of the merger, the balance outstanding of $110,733 (including accrued interest) converted into 100,000 shares of common stock of the Company at the rate of $1.10 per share.

       Maricopa Equity Management Corporation
       --------------------------------------
       On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. As of December 31, 2007, the balance of the loan of $100,000 remained outstanding. In connection with the loan, the Company issued 100,000 shares of common stock in 2005.

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


       International Card Establishment, Inc.
       --------------------------------------
       The Company has entered into an agreement with International Card Establishment, Inc. ("ICE") as of April 19, 2007 whereby ICE will be the exclusive provider for the rewards and loyalty programs related to merchant contributions to a 529 College Savings Plan.

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

       Also, if ICE determines that the test launch was successful, ICE shall obtain up to three (3) $500,000 loan facilities for the Company within five (5) business days of the successful completion of the test launch. The Company will be required to repay the $50,000 advance directly from the loan proceeds. Upon receipt of each of the $500,000 loan facilities, the Company shall issue ICE a warrant to purchase three and one-third percent (3 1/3%) of the Company's outstanding common stock on a fully diluted basis as of the date of issuance. Each warrant shall have an exercise price equal to $200,000 and shall have a five (5) year term from the issuance date.

       All warrants will have a cashless exercise provision and shall entitle ICE to one (1) demand registration right for each warrant, at the Company's expense.

       The balance outstanding on the advance from ICE at December 31, 2007 was $50,000.

4. COMMITMENTS AND CONTINGENCIES

       Operating Lease
       ---------------
       In July 2006, the Company assumed auto leases for the two officers of the Company, of which one expires in July 2008 and the other expires in June 2009. Future minimum rental payments under leases are:

       Years ending December
               31,
       ---------------------
              2008              $   25,437
              2009                  11,359
                                ----------
                   Total        $   36,796
                                ==========

       Rent expense for the years ended December 31, 2007 and 2006 was $0 and $0, respectively. From inception through December 31, 2007, rent expense was $411,586.

       In 2004, the Company was subletting their office on a month-to-month basis. During the years ended December 31, 2007 and 2006, and for the period from August 29, 2001 (date of inception) the Company received rental income of $0, $0 and $55,979, respectively.

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


       Litigation
       ----------
       On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages. The Court issued a ruling and order that found that the officer was entitled to back pay. On September 15, 2006, the Company reached a settlement with the prior officer of the Company in the amount of $225,000, payable in monthly installments of $25,000, which resulted in a gain of $36,958. The unpaid amount balance amounted to $156,250 at December 31, 2006. The entire amount was paid in 2007.

       On February 1, 2003, the Company signed a lease with Red Bull North America, Inc. for office space. The lease commenced February 1, 2003 and was to expire March 31, 2006. The Company vacated the premises in 2004. The Company is in negotiation with its landlord, Red Bull North America, Inc., who is holding the Company's property and equipment as collateral for the balance owed.

       On December 15, 2005, the Company settled a mutual dispute with Sheppard Mullin Richter and Hampton concerning the representation of the Company. In final settlement, the Company is released from all by Sheppard Mullin Richter and Hampton and the Company released Sheppard Mullin Richter and Hampton claims, which resulted in a gain of $48,812.

       From time to time, the Company is also involved in claims and litigations arising during the course of business.

       Payroll Taxes
       -------------

       The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of December 31, 2007, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

5. RECAPITALIZATION

       In November 2005, Legacy Card consummated a transaction, pursuant to which Cardiff International, Inc. acquired all the outstanding shares of Legacy Card, with Legacy Card surviving as a wholly-owned subsidiary of Cardiff International. Legacy Card recorded this transaction as a recapitalization followed by the issuance of shares to the shareholders of Cardiff International. Prior to the recapitalization transaction, Cardiff International was not an operating company, and had no assets. Under the terms of the transaction, Cardiff International issued 18,000,000 shares of Cardiff Int'l common stock to the former shareholders of Legacy Card in exchange for all the outstanding shares of Legacy Card.

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

6. INCOME TAXES

       The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

       The Company has adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our review of prior year tax positions using the criteria and provisions presented in FIN 48 did not result in a material impact on the Company's financial position or results of operations.

       At December 31, 2007, the Company has net operating loss carryforwards of approximately $3.8 million for federal tax purposes, which expire from 2008 to 2028. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $3.8 million for California tax purposes, which expire from 2008 to 2018.

       At December 31, 2007, total deferred tax assets, consisting principally of net operating loss carryforwards, amount to approximately $1.3 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

7. STOCK OPTIONS AND WARRANTS

       Stock Options
       -------------
       The Company granted stock options to consultants and employees during 2005. These stock options have been valued using the Black Scholes method, with the following assumptions:

       Interest rate                 4.01 %
       Dividend yield                  --
       Term                       5 Years
       Expected volatility          30.00 %

       The following is a schedule summarizing stock option activity for the years ended December 31, 2007 and 2006:

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

                                                                  Weighted-
                                                                   Average
                                                  Number of        Exercise
                                                   Options          Price
                                                  ----------      ----------
       Outstanding at January 1, 2006             $  425,000      $     1.37
          Granted                                         --              --
          Exercised                                       --              --
          Forfeited                                       --              --

       Outstanding at December 31, 2006              425,000      $     1.37
          Granted                                         --              --
          Exercised                                       --              --
          Forfeited                                       --              --

       Outstanding at December 31, 2007           $  425,000      $     1.37
                                                  ----------      ----------
       Exercisable at December 31, 2007           $  425,000      $     1.37
                                                  ==========      ==========


        As of December 31, 2007, the total unrecognized fair value compensation cost related to non-vested stock options was $0.

                                                                  Weighted-
                                                                   Average
                                                 Number           Exercise
                                               Outstanding          Price
                                               -----------        ---------
Nonvested, January 1, 2006                          83,333             1.37
   Granted                                              --               --
   Forfeited                                            --               --
   Vested                                           83,333             1.37
                                               -----------        ---------
Nonvested, December 31, 2006                            --               --
   Granted                                              --               --
   Forfeited                                            --               --
   Vested                                               --               --
                                               -----------        ---------
Nonvested, December 31, 2007                            --               --

               CARDIFF INTERNATIONAL, INC. DBA LEGACY CARD COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

        Information about stock options outstanding at December 31, 2007 is summarized below:

                              Weighted-      Weighted-                 Weighted-
                               Average        Average                   Average
  Exercise      Number        Remaining      Exercise      Number      Exercise
   Price      Outstanding  Contractual Life    Price     Exercisable     Price
-----------   -----------  ----------------  ---------   -----------   ---------
$     1.25        325,000      3 years       $    1.25       325,000   $    1.25
$     1.75        100,000      3 years       $    1.75       100,000   $    1.75

       Warrants
       --------
       The Company also issued warrants to purchase shares of common stock in 2007 and 2006. The following is a summary of the warrants outstanding at December 31, 2007:

       Number of Warrants         Exercise Price               Maturity
       ------------------         --------------         ----------------------
           449,318                $         1.75            April-Aug. 2010
            84,318                $         1.10         Jan. 2011 - Sept. 2013
           422,272                $         1.75           Jan. - June 2011
           375,000                $         0.50              Sept. 2011
         1,125,000                $         0.50              Oct. 2011
            60,000                $         1.75              Oct. 2011
           500,000                $         0.36              June 2013
           350,000                $         0.30              Sept. 2012
           166,667                $         0.25              Dec. 2013
           625,000                $         0.15              Oct. 2013
         1,625,000                $         0.10          Sept. - Oct. 2013

8. SUBSEQUENT EVENTS

       In the first quarter of 2008, $30,000 was contributed to the Company in exchange for 100,000 shares of common stock.

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

         As described below under Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Rose, Snyder & Jacobs, our independent registered public accounting firm, a material weakness in our internal control over financial reporting. As a result of this material weakness, our CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

(b)      MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In performing the assessment, management has identified the following control deficiency that we have concluded is a material weakness in both the design and operating effectiveness of internal control over financial reporting as of December 31, 2007.

         INEFFECTIVE CONTROLS OVER THE ACCOUNTING FOR CASH DISBURSEMENTS

         Management has not obtained or maintained documentation supporting selected cash disbursements.

         INEFFECTIVE CONTROLS OVER THE RECORDING OF EQUITY; COMMON STOCK
         ISSUANCES

         Management has not reconciled the total number of common shares outstanding to the number of shares issued per the stock transfer agent.


THE SARBANES-OXLEY ACT OF 2002 (THE "ACT") imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with our annual report for the year ended December 31, 2007, is for management to report on Cardiff International's internal controls over financial reporting.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers
--------------------------------------------------

         The current directors and officers of Cardiff who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

            Name                  Position
            -------------------   ---------------------------------------------

            Gary R. Teel          Chairman of the Board/CFO/Secretary/Treasurer
            Daniel Thompson       CEO/President/Director

         Background information about the Company's officers and directors is as follows:

         GARY TEEL. CFO, Chairman and founder.Mr. Teel has over 20 years experience in national advertising sales, and the provision of product placement services for the entertainment industry. He has launched several co-branded credit cards including special card programs for the cities of Branson MO; Pigeon Forge TN; and Myrtle Beach SC. Gary is past president of Premier Entertainment Services Inc., a product placement company that specialized in generating valuable exposure for branded products on television and in feature films. His major corporate clients included The Coca-Cola Company and General Mills. He later formed Creative Film Promotions, Inc., where he was involved in all aspects of film production. Previously, he was as a partner of Teel-Weir Advertising Agency. Mr. Teel has a BA degree from the University of Nebraska.

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

Other Involvement in Certain Legal Proceedings
----------------------------------------------

         There have been no events under any bankruptcy act, no criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

Code of Ethics
--------------

         We adopted a code of ethics that applies to all officers, directors and employees of the Company, a copy of which was filed as Exhibit 14 to this Form 10-KSB.

Committees of the Board of Directors
------------------------------------

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

Communications with Board Members
---------------------------------

         We have not adopted a formal process by which stockholders may communicate with the Board of Directors. Until a formal process occurs, stockholders may contact our CEO/President at dthompson@legacycard.com, or
(818)879-9722.

Compliance with Section 16(a)
-----------------------------

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


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

         The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

Name and Other Annual Year Salary  Bonus Other Annual Stock   Options/   LTIP      Other
Principal Position                       Compensation Awards  SAR's (#) Payouts Compensation
--------------------- ---- ------ ------ ------------ ------- --------- ------- ------------
Gary R. Teel          2007   -0-    -0-      -0-        -0-      -0-     -0-        -0-
                      2006   -0-    -0-      -0-        -0-      -0-     -0-        -0-
Chairman              2005   -0-    -0-      -0-        -0-      -0-     -0-        -0-

Daniel Thompson       2007   -0-    -0-      -0-        -0-      -0-     -0-        -0-
                      2006   -0-    -0-      -0-        -0-      -0-     -0-        -0-
CEO                   2005   -0-    -0-      -0-        -0-      -0-     -0-        -0-

          Mr. Teel and Mr. Thompson each waived their unpaid salary since the inception of Legacy.

Employment Agreements
---------------------

          On June 3, 2002 we entered into employment agreements with each of Gary R. Teel and Daniel Thompson. The terms of the agreements are similar and include the following terms: (1) monthly salaries of $25,000, (ii) annual bonus of 2% pre-tax profits, (iii) five year term; (iv) medical and health benefits;
(v) termination without cause results in compensation paid for four years, (vi) the sale of the Company results in compensation paid for three years. Mr. Teel and Mr. Thompson each waived there salary since the inception of Legacy. We anticipate salaries will be paid to each of them commencing in the second quarter of 2008.

Stock Options Granted in the Last Fiscal Year
---------------------------------------------

         No options to purchase shares of common stock granted to officers/ directors during 2007.

Aggregated Option Exercise in Last Fiscal Year and Fiscal Year-end Option Values
--------------------------------------------------------------------------------

         No officer/ director of Cardiff were offered any options during 2007.

Equity Compensation Plan Information
------------------------------------

         We have not adopted any equity compensation plans as of the date of this Form 10-KSB. It is likely that one or more equity compensation plans may be adopted in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

         The following table sets forth information regarding shares of our Common Stock beneficially owned as of December 31, 2007 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

Shareholder                          Common Stock (1)       Percentage
-------------------------------      ----------------       -----------

Gary R. Teel (2)                       6,334,848 (3)           23.5%
Daniel Thompson (2)                    3,078,528 (4)           11.4%

All officers and directors as a        9,413,376               34.9%
group 3 persons

TOTAL                                 26,931,509               100 %


         (1) For purposes of this table "beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any common shares that such person or group has the right to acquire within 60 days after March 29, 2005. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after March 29, 2005 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group.

         (2)       These are the officers and directors of the Company.

         (3) Includes 3,934,848 shares issued in the name of Mr. Teel, 2,400,000 shares owned by the Teel Family Trust.

         (4) Includes 1,478,528 shares issued in the name of Mr. Thompson, 1,600,000 shares owned by the Thompson Family Trust.

Outstanding Options and Warrants
--------------------------------

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

         During the year ended December 2007, we repaid loans to officers/ directors Gary Teel and Daniel Thompson. A total of $209,036 was repaid to Mr. Teel and $132,234 was repaid to Mr. Thompson.

ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors
--------------------

         Rose, Snyder & Jacobs have been appointed to audit the consolidated financial statements of Cardiff for the years ended December 31, 2007 and 2006 and to report the results of their audit to the Board of Directors.

Fees billed to Cardiff by Rose, Snyder & Jacobs
-----------------------------------------------

               ROSE, SNYDER & JACOBS               2007              2006
                                                 ---------         ---------
                 (1) Audit Fees                  $  53,465         $  64,910
                                                 =========         =========

                 (2) Tax Fees                    $      --         $      --
                                                 =========         =========
                 (3) All Other Fees              $      --         $      --
                                                 =========         =========


         (1) Audit fees billed to Cardiff by Rose, Snyder & Jacobs were for professional services performed in connection with the audit of Cardiff's annual financial statements and for review of the quarterly financial information.

         (2) Tax services generally include fees for services performed related to tax compliance and consulting services. Rose, Snyder & Jacobs did not bill Cardiff for tax services during 2007 and 2006.

         (3) Rose, Snyder & Jacobs did not bill Cardiff for other services during 2007 and 2006.

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

                                     PART IV

ITEM 14. EXHIBITS

         A. Exhibits

            Exhibit
            Number    Exhibit
            --------- ----------------------------------------------------------
            3.1       Article of Incorporation (1)
            3.2       Bylaws (1)
            10.1      Form Convertible Note (1)
            10.2      Form Warrant (1)
            10.3      Employee Agreement Herschend (1)
            10.4      Employment Agreement Fisher (1)
            14.1      Code of Ethics (1)
            21.1      Subsidiaries of Registrant - Legacy Card Company, Inc. (1)
            31.1      Certification of Chief Executive Officer in accordance
                      with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (3)
            31.2      Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (3)
            32.1      Certification of Chief Executive Officer in accordance
                      with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (3)
            32.2      Certification of Chief Financial Officer in accordance
                      with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (3)

         (1)      Previously filed
         (3)      Filed herewith

                                   SIGNATURES
                                   ----------

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Cardiff International, Inc.

         Dated: April 15, 2008     By: /s/ Daniel Thompson
                                     -------------------------------------------
                                     Chief Executive Officer/President

         Dated: April 15, 2008     By: /s/ Gary R. Teel
                                     -------------------------------------------
                                     Chief Financial Officer/Secretary/Chairman

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                       Capacity                        Date
---------                       --------                        ----

/s/ Daniel Thompson             CEO/President                   April 15, 2008

/s/ Gary R. Teel                CFO/Secretary/Chairman          April 15, 2008