Form 10QSB
period 2008-03-31
CARDIFF INTERNATIONAL INC
filed 2008-05-20
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR
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

Common Stock outstanding at May 13, 2008, 29,988,806 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

FORM 10-QSB

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter ended March 31, 2008

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

		Page of Form 10-QSB
Item 1.	Financial Statements:

	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2
	Consolidated Statements of Cash Flows	3 – 4
	Consolidated Statements of Shareholders’ Equity (Deficit)	5 – 6
	Notes to Consolidated Financial Statements	7 – 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	21

PART II - OTHER INFORMATION

		Page

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE

BALANCE SHEETS	1

STATEMENTS OF OPERATIONS	2

STATEMENTS OF CASH FLOWS	3 - 4

STATEMENTS OF SHAREHOLDERS EQUITY	5-6

NOTES TO FINANCIAL STATEMENTS	7-14

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2008

ASSETS	(Unaudited)
	March 31, 2008	December 31, 2007

CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Advances to employees	1,659	1,659

TOTAL CURRENT ASSETS	1,659	1,659

FIXED ASSETS:
Artwork	6,536	6,536
Computer equipment	71,050	71,050
Domain names	1,250	1,250
Furniture and fixtures	72,984	72,984
Leasehold improvements	9,201	9,201
Office equipment	31,180	31,180
Software	1,596	1,596
Accumulated depreciation and amortization	(191,926)	(191,694)

FIXED ASSETS, NET	1,871	2,103

OTHER ASSETS:
Deposits	600	600

TOTAL ASSETS	$4,130	$4,362

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Book overdraft	$1,594	$6,298
Accounts payable	675,602	652,568
Subscription deposit	179,380	179,380
Interest payable	257,733	242,783
Payroll and payroll tax payable	187,148	187,148
Advances from shareholders	118,443	179,620
Advance from ICE	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management
Corporation	100,000	100,000

TOTAL CURRENT LIABILITIES	2,087,900	2,115,797

NONCURRENT LIABILITIES:
Note payable - Legacy Investors, noncurrent	-	-

TOTAL LIABILITIES	2,087,900	2,115,797

COMMITMENTS AND CONTINGENCIES, Note 3

SHAREHOLDERS EQUITY (DEFICIT):
Common stock, no par value; 30,000,000 shares
authorized; 28,777,153 and 28,277,153 shares issued and outstanding	5,481,691	5,441,691
Additional paid in capital	208,474	208,474
Subscription receivable	(150,000)	(175,000)
Deficit accumulated during the development stage	(7,623,935)	(7,586,600)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,083,770)	(2,111,435)

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)	$4,130	$4,362

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2008	2007	March 31, 2008

REVENUE	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Consulting and outside services	-	5,846	1,640,614
Advertising	-	-	363,800
Legal services	-	6,410	759,878
Rent	-	-	411,586
Guaranteed payments	-	-	512,958
Salaries and wages	-	82,963	1,192,927
Other operating expenses	19,372	62,687	2,415,964

TOTAL OPERATING EXPENSES	19,372	157,906	7,297,727

NET INCOME (LOSS) FROM OPERATIONS	(19,372)	(157,906)	(7,297,727)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	55,979
Interest income	-	-	6,768
Misc. income	-	-	85,770
Interest expense	(17,962)	(26,432)	(474,725)

TOTAL OTHER INCOME AND (EXPENSES)	(17,962)	(26,432)	(326,208)

LOSS BEFORE INCOME TAXES	(37,334)	(184,338)	(7,623,935)

NET LOSS	$(37,334)	$(184,338)	$(7,623,935)

Basic and diluted earnings (loss)
per share	(0.00)	(0.01)

Weighted average shares
outstanding	28,524,406	22,439,681

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2008	2007	March 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(37,334)	$(184,338)	$(7,623,935)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	232	4,423	236,916
Compensation expense	-	-	122,740
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
Non-cash expenses	-	-	10,000
(Increase) decrease in:
Advances to Employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	23,034	142,614	976,723
Interest payable	17,603	21,676	451,838

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	3,535	(15,625)	(5,632,243)

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of equipment	-	-	(193,797)

NET CASH USED IN
INVESTING ACTIVITIES	-	-	(193,797)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	-	8,957	1,382,638
Repayments of shareholder advances	(63,830)	(59,333)	(1,470,119)
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-ICE	-	-	50,000
Proceeds from note payable-Maricopa Equity Management Corporation	-	-	100,000
Proceeds from convertible notes payable	-	-	1,098,699
Proceeds from sale of subscription receivable	25,000	-	25,000
Proceeds from sale of common stock	40,000	60,000	4,024,812
Book overdraft	(4,705)	-	1,593

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	(3,535)	9,624	5,664,051

NET INCREASE (DECREASE)
IN CASH	-	(6,001)	(161,989)

CASH AT BEGINNING OF THE YEAR	-	6,431	-

CASH AT END OF YEAR	$-	$430	$(161,989)

SUPPLEMENTAL DISCLOSURE
Interest paid in cash	$5,665	$4,756	$33,119

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

NON-CASH ACTIVITIES

Accrued interest in the amounts of $2,653, $4,226 and $158,588 were capitalized to shareholder advances for the three months ended March 31, 2008 and 2007, and for the period from August 29, 2001 (inception) through March 31, 2008, respectively.

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

During 2007, 156,380 shares were issued to pay for $156,380 for services previously rendered.

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

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
The accompanying notes are an integral part of these financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
FOR THE MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

BALANCE, DECEMBER 31, 2006	22,365,903	4,693,591	208,474	(173,000)	(6,798,005)	(2,068,940)
Issuance for cash, January 2007	100,000	27,000	-	-	-	27,000
Payment on subscription receivable, January 2007	-	-	-	23,000	-	23,000
Issuance for cash, February 2007	40,000	10,000	-	-	-	10,000
Issuance for cash, April 2007	60,000	15,000	-	-	-	15,000
Issuance for cash, June 2007	500,000	100,000	-	-	-	100,000
Issuance for cash, July 2007	875,000	161,100				161,100
Issuance for cash, September 2007	1,869,583	190,000				190,000
Issuance for cash, October 2007	2,000,000	175,000				175,000
Issuance for common stock, November 2007	260,000	35,000		-		35,000
Issuance for services November 2007	40,000	10,000				10,000
Issuance for common stock, December 2007	166,667	25,000		(25,000)		-
Net loss	-	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	5,441,691	208,474	(175,000)	(7,586,601)	(2,111,436)
Payment on subscription receivable, January 2008	-	-	-	25,000	-	25,000
Issuance for cash, February 2008	500,000	40,000	-	-	-	40,000
Net loss	-	-	-	-	(37,334)	(37,334)

BALANCE, MARCH 31, 2008	28,777,153	$5,481,691	$208,474	$(150,000)	$(7,623,935)	$(2,083,770)

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
Legacy Card Company was formed as a Limited Liability Company on August 29, 2001.  On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation.  On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation.  The purpose of the Company is to develop a co-marketing agreement with a premier national bank to offer an integrated financial program to consumers.  Legacy Card Company is a credit card marketing company.  The Company offers a new credit card that takes advantage of Internal Revenue Code Section 529 educational savings tax-reform legislation, providing significant tax-free savings and economic incentives for families to save early and often for college tuition and related expenses.  The Company will derive its revenues from new credit card one-time account fees, new mutual (ESA) one-time account fees, credit card dollar purchase fees, any negotiated mutual fund (ESA) annual account management fees and any negotiated credit card annual renewal fees. The Company expects to commence the launch of their credit card in a test market in Summer 2008.

Basis of Presentation
The accompanying unaudited financial statements of Cardiff International, Inc. have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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
MARCH 31, 2008

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

During the three months ended March 31, 2008 and 2007 and for the period August 29, 2001 (date of inception) through March 31, 2008, depreciation expense was $232, $4,423 and $236,916, respectively.

Advertising Costs
Advertising costs are charged to expense when incurred.  During the three months ended March 31, 2008 and 2007 and for the period August 29, 2001 (date of inception) through March 31, 2008, the amount charged to expense was $0, $0 and $363,800, respectively.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
Research and development costs are charged to expense when incurred.  These costs primarily include the costs associated with the development of the credit card software technology.  During the three months ended March 31, 2008 and 2007 and for the period August 29, 2001 (date of inception) through March 31, 2008, the amount charged to expense was $0, $0 and $36,410, respectively.

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

Earnings (Loss) per Share
Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented.  Warrants and options to purchase shares of the Company’s stock may have a dilutive effect on the Company’s earnings per share in the future, but are not included in the calculation for the three months ended March 31, 2008 and 2007 because they have an anti-dilutive effect in those periods.

Stock options
On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R relating to its stock-based compensation plans using the modified prospective method. Under this method,  compensation cost recognized during the  year  ended  December 31, 2007  includes compensation  cost for all share-based  payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value method. There were no options granted during the three months ended March 31, 2008 and 2007. Prior to January 1, 2006, the Company had accounted for stock options under SFAS No. 123.

2.         RELATED PARTY TRANSACTIONS

Advances from Shareholders
The Company borrowed funds from Daniel Thompson and Gary Teel, both are Shareholders and Officers of the Company.  The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card at an annual interest rate of six (6) percent.   The total balance due to Daniel Thompson and Gary Teel at March 31, 2008, including accrued interest, is $118,443.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

2.         RELATED PARTY TRANSACTIONS (Continued)

	March 31
	2008	2007
Daniel Thompson	$59,222	$37,334
Gary Teel	59,221	37,333

Total	$118,443	$74,667

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances.

3.         COMMITMENTS AND CONTINGENCIES

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

4.         STOCK OPTIONS AND WARRANTS

The following is a schedule summarizing stock option activity for the three months ended March 31, 2007:

Weighted-
	Number of	Average
	Options	Exercise Price

Exercisable at December 31, 2007	425,000	$1.37

Granted	-	-
Exercised	-	-
Forfeited	-	-

Exercisable at March 31, 2008	425,000	$1.37

As of December 31, 2007, all stock options outstanding became fully vested and the fair value compensation cost related to these options has been recognized.

Information about stock options outstanding at March 31, 2007 is summarized below:

		Weighted-
		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.25	325,000	3.75 years	$1.25	325,000	$1.25
$1.75	100,000	3.75 years	$1.75	100,000	$1.75

Warrants
The Company also issued warrants to purchase shares of common stock in 2007.  The following is a summary of the warrants outstanding at March 31, 2008:

Number of Warrants	Exercise Price	Maturity

449,318	$ 1.75	April-Aug.2010
24,318	$ 1.10	Jan. 2011
422,272	$ 1.75	Jan.-June 2011
375,000	$ 0.50	Sept. 2011
1,125,000	$ 0.50	Oct. 2011
60,000	$ 1.75	Oct. 2011
500,000	$ 0.36	June 2013
350,000	$ 0.30	Sept. 2012
166,667	$ 0.25	Dec. 2013
1,025,000	$ 0.15	Jan.-Oct. 2013
1,625,000	$ 0.10	Sept-Oct. 2013

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

Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, a national credit card. Legacy is currently in negotiations with a national bank to be the issuing bank.  Legacy anticipates the credit card will be available to the public commencing in the second quarter of 2008.  Legacy’s business plan calls for revenue to be generated as customers sign up for the credit card and when purchases are made with the credit card. Legacy has generated no revenues since its inception and has expended considerable funds in developing its business plan and funding its operations to date. Legacy was formed as a limited liability company in August 2001. In April 2005, Legacy was converted into a Nevada corporation.

The auditors’ report for the years ended December 31, 2007 and 2006 include a going concern qualification.

Liquidity and Capital Resources

At March 31, 2008

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2008, we had no cash and cash equivalents and total assets amounted to $4,130. At December 31, 2007 we had no cash and cash equivalents, and total assets amounted to $4,362, which include fixed assets and other assets.

Net cash provided by operating activities was $3,535 and net cash used in operating activities was $15,625 for the three months ended March 31, 2008 and March 31, 2007, respectively. The decreases in the amount of net cash used in operating activities during these periods was attributable to decreased fees and other operating costs.

Net cash used in financing activities was $3,535 and net cash provided by financing activities was $9,624 for the three months ended March 31, 2008 and March 31, 2007, respectively. The cash flows from financing activities during the three months ended March 31, 2008 was attributable to proceeds from the sale of common stock of $40,000 and payments from subscription receivable of $25,000.  In addition, we repaid $63,830 of shareholder advances during the three months ended March 31, 2008.

We have incurred operating losses since inception and at March 31, 2008, we had an accumulated deficit of $7,623,935.

Current liabilities at March 31, 2008 consisted primarily of accounts payable of $675,602, payroll and payroll tax payable of $187,148, amounts due to shareholders of $118,443, convertible and non-convertible promissory notes in the amount of $518,000, and accrued interest in the amount of $257,733. Current liabilities at December 31, 2007 consisted primarily of accounts payable of $620,523, payroll and payroll tax payable of $187,148, amounts due to shareholders of $113,369, convertible and non-convertible promissory notes in the amount of $518,000 , and accrued interest in the amount of $242,783.

Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have entered into employment agreements calling for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries. This waiver of salary not only reduced our operating expenses and loss, it reduced the amount of capital needed to fund our operations. During the three months March 31, 2007, we repaid $0 to Mr. Teel and $0 to Mr. Thompson on outstanding advances.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the first quarter of 2008 we raised $40,000    from the sale of 500,000 shares of our common stock and $0 from shareholder advances. We are also currently attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will be launched in the second quarter of 2008 thereby commencing the generation of revenues shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future.

Results of Operations

For the Quarters Ended March 31, 2008 and 2007

We had no operating revenues for the three months ended March 31, 2008 and March 31, 2007.

We had operating expenses of $19,372 for the three months ended March 31, 2008 and $157,906 for the three months ended March 31, 2007, representing a decrease of $138,534.  The decrease was primarily due to decrease in marketing efforts, professional and outside services and operating expenses.

We had a net loss of $37,334 for the three months ended March 31, 2008 compared to a net loss of $184,338 for the three months ended March 31, 2007, representing a decrease of $147,004.  The decrease was primarily due to decreases in operating expenses.

Inflation

We do not believe that inflation will negatively impact our business plans.

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business” of Form 10-KSB for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

Forward Outlook and Risks

This Form 10-QSB and our Form 10-KSB for the year ended December 31, 2007 contain and incorporate by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent our judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to Cardiff are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

Operating History. We have not commenced active business operations. We anticipate we will commence active operations during the second quarter of 2008. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated April 13, 2008, for the years ended December 31, 2007 and 2006 and from August 29, 2001 (date of inception) through December 31, 2007 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

(b)          Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.   On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages.  The Court issued a ruling and order that found that the officer was entitled to back pay.  On September 15, 2006, the Company reached a settlement with the prior officer in the amount of $225,000, payable in monthly installments of $25,000, which resulted  in a gain of $36,958.  The unpaid balance amounted to $156,250 at December 31, 2006.  The entire amount was paid in 2007.

Item 2.   Unregistered Sales of Equity Securities.  During the quarter ended March 31, 2008, there were no issuances of shares of our unregistered common stock.

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

Dated: May 20, 2008	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer, President

By /s/ Gary R. Teel
Chief Financial Officer/ Secretary/Chairman