Form 10-Q
period 2008-06-30
CARDIFF INTERNATIONAL INC
filed 2008-08-19
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Common Stock outstanding at June 30, 2008, 28,964,653 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter ended June 30, 2008

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

		Page of Form 10-Q
Item 1.	Financial Statements:

	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2
	Consolidated Statements of Cash Flows	3 – 4
	Consolidated Statements of Shareholders’ Equity (Deficit)	5 – 7
	Notes to Consolidated Financial Statements	8 – 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	18

PART II - OTHER INFORMATION

		Page

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE

BALANCE SHEET	1

STATEMENTS OF OPERATIONS	2

STATEMENTS OF CASH FLOWS	3 - 4

STATEMENTS OF SHAREHOLDERS EQUITY	5 - 6

NOTES TO FINANCIAL STATEMENTS	7 - 13

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2008

ASSETS
	(Unaudited)
	June 30, 2008	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$555	$-
Advances to employees	1,659	1,659

TOTAL CURRENT ASSETS	2,214	1,659

FIXED ASSETS:
Artwork	6,536	6,536
Computer equipment	71,050	71,050
Domain names	1,250	1,250
Furniture and fixtures	72,984	72,984
Leasehold improvements	9,201	9,201
Office equipment	31,180	31,180
Software	1,596	1,596
Accumulated depreciation and amortization	(192,159)	(191,694)

FIXED ASSETS, NET	1,638	2,103

OTHER ASSETS:
Deposits	600	600

TOTAL ASSETS	$4,452	$4,362

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$-	$6,298
Accounts payable	723,636	652,568
Subscription deposit	179,380	179,380
Interest payable	272,683	242,783
Payroll and payroll tax payable	186,924	187,148
Advances from shareholders	136,040	179,620
Advance from ICE	50,000	50,000
Note payable - Legacy Investors, current	518,000	518,000
Note payable - Maricopa Equity Management Corporation	100,000	100,000

TOTAL CURRENT LIABILITIES	2,166,663	2,115,797

SHAREHOLDERS EQUITY (DEFICIT):
Common stock, no par value; 30,000,000 shares
authorized; 28,964,653 shares issued and outstanding	5,496,691	5,441,691
Additional paid in capital	208,474	208,474
Subscription receivable	(150,000)	(175,000)
Deficit accumulated during the development stage	(7,717,376)	(7,586,600)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,162,211)	(2,111,435)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$4,452	$4,362

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2008

					August 29, 2001
					(Date of Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		through
	2008	2007	2008	2007	June 30, 2008

REVENUE	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Legal services	-	565		6,975	1,640,614
Consulting and outside services		5,000		10,846	363,800
Salaries and wages	-	63,798		146,761	759,878
Guaranteed payments	-	-	-	-	411,586
Advertising	-	-	-	-	512,958
Rent	-	-	-	-	1,192,927
Other operating expenses	75,336	112,994	94,710	175,682	2,491,301

TOTAL OPERATING EXPENSES	75,336	182,357	94,710	340,264	7,373,064

NET INCOME (LOSS) FROM OPERATIONS	(75,336)	(182,357)	(94,710)	(340,264)	(7,373,064)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	-	-	55,979
Interest income	-	-	-	-	6,768
Misc. income	-	-	-	-	85,770
Interest expense	(18,104)	(23,353)	(36,066)	(49,785)	(492,829)

TOTAL OTHER INCOME AND (EXPENSES)	(18,104)	(23,353)	(36,066)	(49,785)	(344,312)

LOSS BEFORE INCOME TAXES	(93,440)	(205,710)	(130,776)	(390,049)	(7,717,376)

NET LOSS	$(93,440)	$(205,710)	$(130,776)	$(390,049)	$(7,717,376)

Basic and diluted earnings (loss) per share	(0.00)	(0.01)	(0.00)	(0.02)

Weighted average shares outstanding	28,904,236	22,668,321	28,735,371	22,555,405

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2008

			August 29, 2001
			(Date of Inception)
	Six Months Ended June 30,		through
	2008	2007	June 30, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(130,776)	$(390,049)	$(7,717,376)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	466	8,305	237,150
Compensation expense	-		122,740
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	-	-	10,000
(Increase) decrease in:
Employee advances	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	70,843	196,977	1,032,140
Interest payable	35,151	41,396	469,386

NET CASH USED IN OPERATING ACTIVITIES	(24,316)	(143,371)	(5,652,485)

CASH FLOW FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(193,797)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(193,797)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	104,000	8,957	1,486,638
Repayments of shareholder advances	(152,831)	(96,187)	(1,559,118)
Proceeds from ICE advance		50,000	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management Corporation	-	-	100,000
Proceeds from convertible notes payable	-	-	1,098,699
Proceeds from sale of subscription receivable	25,000		25,000
Proceeds from sale of common stock	55,000	175,000	4,194,190
Bank overdraft	-	-	6,298

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,169	137,770	5,853,135

NET INCREASE (DECREASE) IN CASH	6,853	(5,601)	6,853

CASH AT BEGINNING OF THE YEAR	(6,298)	6,431	(6,298)

CASH AT END OF YEAR	$555	$830	$555

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$11,417	$8,391

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2008

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
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
AND FOR THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2008

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
AND FOR THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2008

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	-	(5,518,564)	(2,089,000)
Issuance for cash, January 2006	183,634	202,000	-	-	-	202,000
Issuance for cash, February 2006	70,000	77,000	-	-	-	77,000
Issuance for cash, March 2006	265,545	268,100	-	-	-	268,100
Issuance for cash, April 2006	60,000	66,000	-	-	-	66,000
Issuance for cash, June 2006	24,000	30,000	-	-	-	30,000
Compensation expense	-	-	15,901	-	-	15,901
Issuance for cash, September 2006	150,000	150,000	-	-	-	150,000
Issuance of common stock, October 2006	550,000	451,000	-	(451,000)	-	-
Payment on subscription receivable, October 2006	-	-	-	175,000	-	175,000
Issuance for cash, October 2006	40,000	50,000	-	-	-	50,000
Payment on subscription receivable, November 2006	-	-	-	120,000	-	120,000
Payment on subscription receivable, December 2006	-	-	-	133,000	-	133,000
Issuance for cash, December 2006	10,000	12,500	-	-	-	12,500
Issuance for services, December 2006	120,000	150,000	-	(150,000)	-	-
Net loss	-	-	-	-	(1,279,442)	(1,279,442)

BALANCE, DECEMBER 31, 2006	22,365,903	4,693,591	208,474	(173,000)	(6,798,006)	(2,068,941)
Issuance for cash, January 2007	100,000	27,000	-	-	-	27,000
Payment on subscription receivable, January 2007	-	-	-	23,000	-	23,000
Issuance for cash, February 2007	40,000	10,000	-	-	-	10,000
Issuance for cash, April 2007	60,000	15,000	-	-	-	15,000
Issuance for cash, June 2007	500,000	100,000	-	-	-	100,000
Issuance for cash, July 2007	875,000	161,100				161,100
Issuance for cash, September 2007	1,869,583	190,000				190,000
Issuance for cash, October 2007	2,000,000	175,000				175,000
Issuance for common stock, November 2007	260,000	35,000				35,000
Issuance for services, November 2007	40,000	10,000				10,000
Issuance for common stock, December 2007	166,667	25000		(25,000)		-
Net loss	-	-	-	-	(788,596)	(788,596)

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
AND FOR THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2008

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

BALANCE, DECEMBER 31, 2007	28,277,153	$5,441,691	$208,474	$(175,000)	$(7,586,602)	$(2,111,436)
Payment on subscription receivable, January 2008	-	-	-	25,000	-	25,000
Issuance for cash, February 2008	500,000	40,000	-	-	-	40,000
Net loss	-	-	-	-	(37,334)	(37,334)

BALANCE, MARCH 31, 2008	28,777,153	$5,481,691	$208,474	$(150,000)	$(7,623,936)	$(2,083,771)
	-	-				-
Issuance for cash, April 2008	187,500	15,000				15,000
Net loss	-	-	-	-	(93,440)	(93,440)

BALANCE, JUNE 30, 2008	28,964,653	$5,496,691	$208,474	$(150,000)	$(7,717,376)	$(2,162,211)

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

The results of operations presented for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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
JUNE 30, 2008

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
`
Years
Artwork	7
Computer equipment	3
Domain and software	3
Furniture and fixtures	5
Office equipment	5
Leasehold improvements	life of lease

During the six months ended June 30, 2008 and 2007 and for the period August 29, 2001 (date of inception) through June 30, 2008, depreciation expense was $466, $8,305 and $237,150, respectively.

Advertising Costs
Advertising costs are charged to expense when incurred.  During the six months ended June 30, 2008 and 2007 and for the period August 29, 2001 (date of inception) through June 30, 2008, the amount charged to expense was $0, $0 and $512,958, respectively.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
Research and development costs are charged to expense when incurred.  These costs primarily include the costs associated with the development of the credit card software technology.  During the three months ended June 30, 2008 and 2007 and for the period August 29, 2001 (date of inception) through June 30, 2008, the amount charged to expense was $0, $0 and $36,410, respectively.

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

Earnings (Loss) per Share
Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented.  Warrants and options to purchase shares of the Company’s stock may have a dilutive effect on the Company’s earnings per share in the future, but are not included in the calculation for the three months ended June 30, 2008 and 2007 because they have an anti-dilutive effect in those periods.

Stock options
On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R relating to its stock-based compensation plans using the modified prospective method. Under this method,  compensation cost recognized during the  year  ended  December 31, 2007  includes compensation  cost for all share-based  payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value method. There were no options granted during the three months ended June 30, 2008 and 2007. Prior to January 1, 2006, the Company had accounted for stock options under SFAS No. 123.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2008

2.         RELATED PARTY TRANSACTIONS

Advances from Shareholders
The Company borrowed funds from Daniel Thompson and Gary Teel, both are Shareholders and Officers of the Company.  The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card at an annual interest rate of six (6) percent.   The total balance due to Gary Teel at June 30, 2008, including accrued interest, is $136,040.

	June 30,
	2008	2007
Daniel Thompson	$-	$20,041
Gary Teel	136,040	20,041

Total	$136,040	$40,082

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

4.         STOCK OPTIONS AND WARRANTS

The following is a schedule summarizing stock option activity for the three months ended June 30, 2008:

Weighted-
	Number of	Average
	Options	Exercise Price

Exercisable at March 31, 2008	425,000	$1.37

Granted	-	-
Exercised	-	-
Forfeited	-	-

Exercisable at June 30, 2008	425,000	$1.37

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

4.             STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)
As of December 31, 2007, all stock options outstanding became fully vested and the fair value compensation cost related to these options has been recognized.

Information about stock options outstanding at June 30, 2008 is summarized below:

		Weighted-
		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.25	325,000	3.75 years	$1.25	325,000	$1.25
$1.75	100,000	3.75 years	$1.75	100,000	$1.75

Warrants

The Company also issued warrants to purchase shares of common stock in 2007.  The following is a summary of the warrants outstanding at June 30, 2008:

Number of Warrants	Exercise Price	Maturity

449,318	$1.75	April-Aug.2010
24,318	$1.10	Jan. 2011
422,272	$1.75	Jan.-June 2011
375,000	$0.50	Sept. 2011
1,125,000	$0.50	Oct. 2011
60,000	$1.75	Oct. 2011
500,000	$0.36	June 2013
350,000	$0.30	Sept. 2012
166,667	$0.25	Dec. 2013
1,025,000	$0.15	Jan.-Oct. 2013
1,625,000	$0.10	Sept-Oct. 2013

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

Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, a national credit card. Legacy is currently in negotiations with a national bank to be the issuing bank.  Legacy anticipates the credit card will be available to the public commencing in the  third quarter of 2008.  Legacy’s business plan calls for revenue to be generated as customers sign up for the credit card and when purchases are made with the credit card. Legacy has generated no revenues since its inception and has expended considerable funds in developing its business plan and funding its operations to date. Legacy was formed as a limited liability company in August 2001. In April 2005, Legacy was converted into a Nevada corporation.

The auditors’ report for the years ended December 31, 2007 and 2006 include a going concern qualification.

Liquidity and Capital Resources

At June 30, 2008

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2008, we had $555 of cash and cash equivalents and total assets amounted to $4,452. At December 31, 2007 we had no cash and cash equivalents, and total assets amounted to $4,362, which include fixed assets and other assets.

Net cash provided by operating activities was $0 and $0 and net cash used in operating activities was $24,316 and $143,371 for the six months ended June 30, 2008 and June 30, 2007, respectively. The decreases in the amount of net cash used in operating activities during these periods was attributable to decreased fees and other operating costs.

Net cash used in financing activities was $0 and $0 and net cash provided by financing activities was $31,169 and $137,770 for the  six months ended June 30, 2008 and June 30, 2007, respectively. The cash flows from financing activities during the six months ended June 30, 2008 was attributable to proceeds from the sale of common stock, deposits on stock subscriptions and shareholder advances of $184,000 .  In addition, we repaid $152,831 of shareholder advances during the six months ended June 30, 2008.

We have incurred operating losses since inception and at June 30, 2008, we had an accumulated deficit of $7,717,376.

Current liabilities at June 30, 2008 consisted primarily of accounts payable of $723,636, payroll and payroll tax payable of $186,924, amounts due to shareholders of $32,040, convertible and non-convertible promissory notes in the amount of $518,000, and accrued interest in the amount of $272,683. Current liabilities at December 31, 2007 consisted primarily of accounts payable of $652,568, payroll and payroll tax payable of $187,148, amounts due to shareholders of $179,620, convertible and non-convertible promissory notes in the amount of $518,000 , and accrued interest in the amount of $242,783.

Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have entered into employment agreements calling for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries. This waiver of salary not only reduced our operating expenses and loss, it reduced the amount of capital needed to fund our operations. During the six months June 30, 2008, we repaid $152,831 to Mr. Teel and $0 to Mr. Thompson on outstanding advances.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the six months ended June 30, 2008 we raised $70,000 from the sale of shares of our common stock, deposits on stock subscriptions and $104,000 from shareholder advances. We are also currently attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will be launched in the third quarter of 2008 thereby commencing the generation of revenues shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future.

Results of Operations

For the Quarters Ended June 30, 2008 and 2007

We had no operating revenues for the three months ended June 30, 2008 and June 30, 2007.

We had operating expenses of $75,336 for the  three months ended June 30, 2008 and $182,357 for the three months ended June 30, 2007, representing a decrease of $107,021.  The decrease was primarily due to decrease in marketing efforts, professional and outside services and operating expenses.

We had a net loss of $93,440 for the three months ended June 30, 2008 compared to a net loss of $205,710 for the three months ended June 30, 2007, representing a decrease of $112,270.  The decrease was primarily due to decreases in operating expenses.

Inflation

We do not believe that inflation will negatively impact our business plans.

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business” of Form 10-K for the year ended December 31, 2007.

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

Forward Outlook and Risks

This Form 10-Q and our Form 10-KSB for the year ended December 31, 2007 contain and incorporate by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in  Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-Q. These forward-looking statements represent our judgment as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to Cardiff are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

Operating History. We have not commenced active business operations. We anticipate we will commence active operations during the third quarter of 2008. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities.  During the quarter ended June 30, 2008, there were no issuances of shares of our unregistered common stock.

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

Dated: August 19, 2008	CARDIFF INTERNATIONAL, INC.

By: /s/ Daniel Thompson
Chief Executive Officer, President

By: /s/ Gary R. Teel
Chief Financial Officer/Secretary/Chairman