Form 10KSB/A
period 2007-12-31
CARDIFF INTERNATIONAL INC
filed 2008-08-26
CIK 811222

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

            |_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2007
                                       OR
          |X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 000-49709

                           CARDIFF INTERNATIONAL, INC.
           (Name of Small Business Issuer as specified in its charter)

               Colorado                             84-1044583
   ---------------------------------           -------------------
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

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1)
 Yes |X| No |_| ; (2) Yes |X| No |_|

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A is filed as an amendment No. 1 to the Annual Report on Form 10-KSB filed by Cardiff International, Inc. (the "Company") on April 15, 2008. The Company is amending Item 8(A) (Controls and Procedures) because we clearly state that our internal control over financial reporting was ineffective. The Company is also amending the Section 302 Certifications included with the Form.


                                                     TABLE OF CONTENTS
                                                                                                                     PAGE

PART I

     Item 1. Description of Business                                                                                    3

     Item 2. Properties                                                                                                 6

     Item 3. Legal Proceedings                                                                                          6

     Item 4. Submission of Matters to a Vote of Security Holders                                                        6

PART II

     Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters                               6

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation                       7

     Item 7. Financial Statements                                                                                      11

     Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure                         28

     Item 8A. Controls and Procedures                                                                                  28

     Item 8B. Other Information                                                                                        29

PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of            29
               the Exchange Act

     Item 10. Executive Compensation                                                                                   30

     Item 11. Security Ownership of Certain Beneficial Owners and Management                                           31

     Item 12. Certain Relationships and Related Party Transactions                                                     32

     Item 13. Principal Accountant Fees and Services                                                                   32

PART IV

     Item 14. Exhibits                                                                                                 34


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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers
--------------------------------------------------------------------------

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

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS



                                                                  PAGE
                                                                ---------

Report of Independent Registered Public Accounting Firm               13

Balance Sheets                                                        14

Statements of Operations                                              15

Statements of Cash Flows                                           16-17

Statements of Shareholders Equity                                     18

Notes to Financial Statements                                    19 - 27

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


                                            ASSETS
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

                                                                         August 29, 2001
                                                                       (Date of Inception)
                                        Years Ended December 31,             through
                                         2007               2006        DECEMBER 31, 2007
                                      ------------      ------------      ------------

REVENUE                               $         --      $         --      $         --

COST OF SALES                                   --                --                --
                                      ------------      ------------      ------------

GROSS PROFIT                                    --                --                --

OPERATING EXPENSES:
Consulting and outside services            142,890           240,875         1,640,614
Advertising                                     --                --           363,800
Legal services                              36,888           145,642           759,878
Rent                                            --                --           411,586
Guaranteed payments                             --                --           512,958
Salaries and wages                         210,559           351,422         1,192,927
Other operating expenses                   300,642           485,433         2,396,592
                                      ------------      ------------      ------------

TOTAL OPERATING EXPENSES                   690,979         1,223,372         7,278,355
                                      ------------      ------------      ------------

LOSS FROM
  OPERATIONS                              (690,979)       (1,223,372)       (7,278,355)

OTHER INCOME AND (EXPENSES):
Sublease rental income                          --                --            55,979
Interest income                                 --                --             6,768
Misc. income                                    --            36,958            85,770
Interest expense                           (97,617)          (93,027)         (456,763)
                                      ------------      ------------      ------------

TOTAL OTHER INCOME
  AND (EXPENSES)                           (97,617)          (56,069)         (308,246)
                                      ------------      ------------      ------------

LOSS BEFORE
  INCOME TAXES                            (788,596)       (1,279,441)       (7,586,601)
                                      ------------      ------------      ------------

NET LOSS                              $   (788,596)     $ (1,279,441)     $ (7,586,601)
                                      ============      ============      ============


Basic and diluted earnings (loss)
  per share                                  (0.03)            (0.06)
                                      ============      ============

Weighted average shares
  outstanding                           24,170,851        21,612,166
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


                                                                                                     August 29, 2001
                                                                                                   (Date of Inception)
                                                                        Years Ended December 31,         through
                                                                         2007             2006       DECEMBER 31, 2007
                                                                      -----------      -----------      -----------

CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                              $  (788,596)     $(1,279,441)     $(7,586,601)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                                              13,023           37,522          236,693
Compensation expense                                                           --           15,901          122,740
Issuance of common stock for loan costs                                        --               --          110,000
Issuance of warrants as loan costs                                             --               --           85,734
Non-cash expenses                                                          10,000               --           10,000
(Increase) decrease in:
   Advances to Employees                                                       --           (1,659)          (1,659)
Deposits                                                                       --               --             (600)
Increase (decrease) in:
Accounts payable and accrued expenses                                     (86,859)         239,434          961,289
Interest payable                                                           89,226           84,036          434,235
                                                                      -----------      -----------      -----------

NET CASH USED IN
  OPERATING ACTIVITIES                                                   (763,206)        (904,207)      (5,628,169)
                                                                      -----------      -----------      -----------

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of equipment                                                        --               --         (193,797)
                                                                      -----------      -----------      -----------

NET CASH USED IN
  INVESTING ACTIVITIES                                                         --               --         (193,797)
                                                                      -----------      -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances                                        280,647          199,090        1,382,638
Repayments of shareholder advances                                       (292,420)        (545,644)      (1,406,289)
Proceeds from ICE advance                                                  50,000               --           50,000
Proceeds from note payable-Legacy Investors                                    --               --          451,428
Proceeds from note payable-Maricopa Equity Management Corporation              --               --          100,000
Proceeds from convertible notes payable                                        --               --        1,098,699
Proceeds from sale of common stock                                        712,250        1,283,600        3,984,812
Book overdraft                                                              6,298          (26,408)           6,298
                                                                      -----------      -----------      -----------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                                    756,775          910,638        5,667,586
                                                                      -----------      -----------      -----------

NET INCREASE (DECREASE)
  IN CASH                                                                  (6,431)           6,431         (154,380)

CASH AT BEGINNING OF THE YEAR                                               6,431               --               --
                                                                      -----------      -----------      -----------

CASH AT END OF YEAR                                                   $        --      $     6,431      $  (154,380)
                                                                      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES
      Interest paid in cash                                           $    13,331      $     8,991      $    27,454
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

                                                                                        Additional
                                                                 Common Stock             Paid in       Subscription
                                                          Shares          Amount          Capital       Receivable
                                                        -----------     -----------     -----------     -----------

BALANCE, AUGUST 29, 2001
  (Date of Inception)                                            --     $        --     $        --     $        --
Issuance for cash, 2001                                   2,066,717         200,833              --              --
Issuance for cash, 2002                                  10,703,678       1,040,129              --              --
Net loss                                                         --              --              --              --
                                                        -----------     -----------     -----------     -----------

BALANCE, DECEMBER 31, 2002                               12,770,395       1,240,962              --              --
Issuance for cash, 2003                                   4,846,930         471,000              --              --
Net loss                                                         --              --              --              --
                                                        -----------     -----------     -----------     -----------

BALANCE, DECEMBER 31, 2003                               17,617,325       1,711,962              --              --
     Net loss                                                    --              --              --              --
                                                        -----------     -----------     -----------     -----------

BALANCE, DECEMBER 31, 2004                               17,617,325       1,711,962              --              --
Issuance for cash, March 2005                               360,175          35,000              --              --
Issuance for cash, April 2005                                22,500          45,000              --              --
Stock options issued, May 2005                                   --              --          63,790              --
Stock options issued, August 2005                                --              --          39,869              --
Issuance for consideration of loan,
  October 2005                                              100,000         110,000              --              --
Conversion of notes payable,
  November 2005                                             998,635       1,138,029              --              --
Warrants issued in connection with
  notes payable , November 2005                                  --              --          85,734              --
Stock options issued, November 2005                                                           3,180              --
Recapitalization of common equity,
  note 5                                                  1,615,000              --              --              --
Issuance for cash, November 2005                            135,908         149,500              --              --
Issuance for cash, December 2005                             43,181          47,500              --              --
     Net loss                                                    --              --              --              --
                                                        -----------     -----------     -----------     -----------

BALANCE, DECEMBER 31, 2005                               20,892,724       3,236,991         192,573              --
Issuance for cash, January 2006                             183,634         202,000              --              --
Issuance for cash, February 2006                             70,000          77,000              --              --
Issuance for cash, March 2006                               265,545         268,100              --              --
Issuance for cash, April 2006                                60,000          66,000              --              --
Issuance for cash, June 2006                                 24,000          30,000              --              --
Compensation expense                                             --              --          15,901              --
Issuance for cash, September 2006                           150,000         150,000              --              --
Issuance of common stock, October 2006                      550,000         451,000              --        (451,000)
Payment on subscription receivable, October 2006                 --              --              --         175,000
Issuance for cash, October 2006                              40,000          50,000              --              --
Payment on subscription receivable, November 2006                --              --              --         120,000
Payment on subscription receivable, December 2006                --              --              --         133,000
Issuance for cash, December 2006                             10,000          12,500              --              --
Issuance for services, December 2006                        120,000         150,000              --        (150,000)
Net loss                                                         --              --              --              --
                                                        -----------     -----------     -----------     -----------

BALANCE, DECEMBER 31, 2006                               22,365,903       4,693,591         208,474        (173,000)
   Issuance for cash, January 2007                          100,000          27,000              --              --
   Payment on subscription receivable, January 2007              --              --              --          23,000
   Issuance for cash, February 2007                          40,000          10,000              --              --
   Issuance for cash, April 2007                             60,000          15,000              --              --
   Issuance for cash, June 2007                             500,000         100,000              --              --
   Issuance for cash, July 2007                             570,000         112,250              --              --
   Issuance for cash, September 2007                      1,656,250         175,000              --              --
   Issuance for cash, October 2007                        2,000,000         175,000              --              --
   Issuance for cash, November 2007                         278,125          35,000              --              --
   Issuance of common stock, December 2007                  166,667          25,000              --         (25,000)
   Net loss                                                      --              --              --              --
                                                        -----------     -----------     -----------     -----------

BALANCE, DECEMBER 31, 2007                               27,736,945     $ 5,367,841     $   208,474     $  (175,000)
                                                        ===========     ===========     ===========     ===========



[table continued]




                                                        Accumulated
                                                           Deficit           Total
                                                         -----------      -----------

BALANCE, AUGUST 29, 2001
  (Date of Inception)                                    $        --      $        --
Issuance for cash, 2001                                           --          200,833
Issuance for cash, 2002                                           --        1,040,129
Net loss                                                  (1,182,273)      (1,182,273)
                                                         -----------      -----------

BALANCE, DECEMBER 31, 2002                                (1,182,273)          58,689
Issuance for cash, 2003                                           --          471,000
Net loss                                                  (1,608,882)      (1,608,882)
                                                         -----------      -----------

BALANCE, DECEMBER 31, 2003                                (2,791,155)      (1,079,193)
     Net loss                                             (1,058,911)      (1,058,911)
                                                         -----------      -----------

BALANCE, DECEMBER 31, 2004                                (3,850,066)      (2,138,104)
Issuance for cash, March 2005                                     --           35,000
Issuance for cash, April 2005                                     --           45,000
Stock options issued, May 2005                                    --           63,790
Stock options issued, August 2005                                 --           39,869
Issuance for consideration of loan,
  October 2005                                                    --          110,000
Conversion of notes payable,
  November 2005                                                   --        1,138,029
Warrants issued in connection with
  notes payable , November 2005                                   --           85,734
Stock options issued, November 2005                                             3,180
Recapitalization of common equity,
  note 5                                                          --               --
Issuance for cash, November 2005                                  --          149,500
Issuance for cash, December 2005                                  --           47,500
     Net loss                                             (1,668,498)      (1,668,498)
                                                         -----------      -----------

BALANCE, DECEMBER 31, 2005                                (5,518,564)      (2,089,000)
Issuance for cash, January 2006                                   --          202,000
Issuance for cash, February 2006                                  --           77,000
Issuance for cash, March 2006                                     --          268,100
Issuance for cash, April 2006                                     --           66,000
Issuance for cash, June 2006                                      --           30,000
Compensation expense                                              --           15,901
Issuance for cash, September 2006                                 --          150,000
Issuance of common stock, October 2006                            --               --
Payment on subscription receivable, October 2006                  --          175,000
Issuance for cash, October 2006                                   --           50,000
Payment on subscription receivable, November 2006                 --          120,000
Payment on subscription receivable, December 2006                 --          133,000
Issuance for cash, December 2006                                  --           12,500
Issuance for services, December 2006                              --               --
Net loss                                                  (1,279,441)      (1,279,441)
                                                         -----------      -----------

BALANCE, DECEMBER 31, 2006                                (6,798,005)      (2,068,940)
   Issuance for cash, January 2007                                --           27,000
   Payment on subscription receivable, January 2007               --           23,000
   Issuance for cash, February 2007                               --           10,000
   Issuance for cash, April 2007                                  --           15,000
   Issuance for cash, June 2007                                   --          100,000
   Issuance for cash, July 2007                                   --          112,250
   Issuance for cash, September 2007                              --          175,000
   Issuance for cash, October 2007                                --          175,000
   Issuance for cash, November 2007                               --           35,000
   Issuance of common stock, December 2007                                         --
   Net loss                                                 (778,597)        (778,597)
                                                         -----------      -----------

BALANCE, DECEMBER 31, 2007                               $(7,576,602)     $(2,175,287)
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

         Years ending
         December 31,
       ----------------
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

ITEM 8A. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------
         We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

         There has been no change in our internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

         As described below under Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Rose, Snyder & Jacobs, our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

(b)      Management's Report on Internal Control Over Financial Reporting
         ----------------------------------------------------------------


         Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was ineffective as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In performing the assessment, management has identified the following control deficiencies that we have concluded are material weaknesses in both the design and operating effectiveness of internal control over financial reporting as of December 31, 2007.

         INEFFECTIVE CONTROLS OVER THE ACCOUNTING FOR CASH DISBURSEMENTS


         Management has not obtained or maintained documentation supporting selected cash disbursements. Management has since obtained the documentation and corrected the issue by adding additional controls requiring appropriate supporting documentation and approvals for all cash disbursements. This control deficiency arose during the year ended December 31, 2007 and was identified by management during the annual evaluation of the effectiveness of internal control over financial reporting.


         INEFFECTIVE CONTROLS OVER THE RECORDING OF EQUITY; COMMON STOCK
         ISSUANCES


         Management has not reconciled the total number of common shares outstanding to the number of shares issued per the stock transfer agent. Management has since reconciled the number of common shares outstanding as of December 31, 2007. This control deficiency began in the 4th quarter of the year ended December 31, 2007, was the result of the company changing stock transfer agents during the year, and was identified by by management during the annual evaluation of the effectiveness of internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The current directors and officers of Cardiff who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

            Name                               Position
            ------------------------           -------------------------

            Gary R. Teel                       Chairman of the Board/CFO/
                                                 Secretary/Treasurer
            Daniel Thompson                    CEO/President/Director

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


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

         The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:


Name and Other Annual       Year     Salary    Bonus       Other Annual      Stock Awards  Options/        LTIP         Other
Principal Position                                         Compensation                    SAR's (#)      Payouts    Compensation
--------------------------- -------- -------- --------- ------------------- ------------ -------------- ---------- -----------------
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

Shareholder                                Common Stock (1)          Percentage
----------------------------------         ----------------          ----------

Gary R. Teel (2)                            6,334,848 (3)               23.5%
Daniel Thompson (2)                         3,078,528 (4)               11.4%

All officers and directors as a             9,413,376                   34.9%
group 3 persons

TOTAL                                      26,931,509                   100 %


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

Fees Billed to Cardiff by Rose, Snyder & JACOBS
-----------------------------------------------

     ROSE, SNYDER & JACOBS              2007          2006
                                     ----------     -------

    (1)     Audit Fees               $   53,465     $64,910
                                     ==========     =======
    (2)     Tax Fees                 $              $
                                     ==========     =======
    (3)     All Other Fees           $              $
                                     ==========     =======


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

                                     PART IV

ITEM 14.      EXHIBITS

       A.     Exhibits

              Exhibit
              Number      Exhibit
              ----------- -----------------------------------------------------

              3.1         Article of Incorporation (1)
              3.2         Bylaws (1)
              10.1        Form Convertible Note (1)
              10.2        Form Warrant (1)
              10.3        Employee Agreement Herschend (1)
              10.4        Employment Agreement Fisher (1)
              14.1        Code of Ethics (1)
              21.1        Subsidiaries of Registrant - Legacy Card Company, Inc.
                            (1)
              31.1        Certification of Chief Executive Officer in accordance
                            with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
              31.2        Certification of Principal Financial Officer in
                            accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
              32.1        Certification of Chief Executive Officer in accordance
                            with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
              32.2        Certification of Chief Financial Officer in accordance
                            with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

         (1)      Previously filed


                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cardiff International, Inc.

           Dated: August 26, 2008        By: /s/ Daniel Thompson
                                             -----------------------------------
                                             Chief Executive Officer/
                                            President

           Dated: August 26, 2008        By: /s/ Gary R. Teel
                                             -----------------------------------
                                             Chief Financial Officer/Secretary/
                                             Chairman

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                 CAPACITY                      DATE
---------                 --------                      ----

/s/ Daniel Thompson       CEO/President                 August 26, 2008

/s/ Gary R. Teel          CFO/Secretary/Chairman        August 26, 2008