Form 10-Q/A
period 2008-03-31
CARDIFF INTERNATIONAL INC
filed 2008-08-27
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Quarterly Report on Form 10-Q/A is filed as an amendment No. 1 to the Quarterly Report on Form 10-QSB filed by Cardiff International, Inc. (the “Company”) on May 20, 2008. The Company is amending the Quarterly Report to file using the required Form 10-Q and to update the Section 302 Certifications to comply with the language required by Item 601 (31) of Regulation S-K.

FORM 10-Q/A

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter ended March 31, 2008

The following financial statements and schedules of the registrant are submitted herewith:

Page of
Form 10-Q/A

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2
	Consolidated Statements of Cash Flows	3 – 4
	Consolidated Statements of Shareholders’ Equity (Deficit)	5
	Notes to Consolidated Financial Statements	6 – 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	18

Page

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

Part I.  Financial Information
Item 1.  Financial Statements
CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2008

ASSETS

	3/31/2008	12/31/2007

CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Advances to employees	1,659	1,659

TOTAL CURRENT ASSETS	1,659	1,659

FIXED ASSETS:
Artwork	6,536	6,536
Computer equipment	71,050	71,050
Domain names	1,250	1,250
Furniture and fixtures	72,984	72,984
Leasehold improvements	9,201	9,201
Office equipment	31,180	31,180
Software	1,596	1,596
Accumulated depreciation and amortization	(191,926)	(191,694)

FIXED ASSETS, NET	1,871	2,103

OTHER ASSETS:
Deposits	600	600

TOTAL ASSETS	$4,130	$4,362

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Book overdraft	$1,594	$6,298
Accounts payable	675,602	652,568
Subscription deposit	179,380	179,380
Interest payable	257,733	242,783
Payroll and payroll tax payable	187,148	187,148
Advances from shareholders	118,443	179,620
Advance from ICE	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management Corporation	100,000	100,000

TOTAL CURRENT LIABILITIES	2,087,900	2,115,797

NONCURRENT LIABILITIES:
Note payable - Legacy Investors, noncurrent	-	-

TOTAL LIABILITIES	2,087,900	2,115,797

SHAREHOLDERS EQUITY (DEFICIT):
Common stock, no par value; 30,000,000 shares authorized; 28,777,153 and 28,277,153 shares issued and outstanding	5,481,691	5,441,691
Additional paid in capital	208,474	208,474
Subscription receivable	(150,000)	(175,000)
Deficit accumulated during the development stage	(7,623,935)	(7,586,600)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,083,770)	(2,111,435)

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)	$4,130	$4,362

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2008	2007	March 31, 2008

REVENUE	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Consulting and outside services	-	5,846	1,640,615
Advertising	-	-	363,800
Legal services	-	6,410	759,878
Rent	-	-	411,586
Guaranteed payments	-	-	512,958
Salaries and wages	-	82,963	1,192,927
Other operating expenses	19,372	62,687	2,415,964

TOTAL OPERATING EXPENSES	19,372	157,906	7,297,728

NET INCOME (LOSS) FROM
OPERATIONS	(19,372)	(157,906)	(7,297,728)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	55,979
Interest income	-	-	6,768
Misc. income	-	-	85,770
Interest expense	(17,962)	(26,432)	(474,725)

TOTAL OTHER INCOME
AND (EXPENSES)	(17,962)	(26,432)	(326,208)

LOSS BEFORE
INCOME TAXES	(37,334)	(184,338)	(7,623,936)

NET LOSS	$(37,334)	$(184,338)	$(7,623,936)

Basic and diluted earnings (loss)
per share	(0.00)	(0.01)

Weighted average shares
outstanding	27,984,198	22,439,681

Prepared without audit.
See notes to consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2008	2007	March 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(37,334)	$(184,338)	$(7,623,936)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	232	4,423	236,916
Compensation expense	-	-	122,740
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
Non-cash expenses	-	-	10,000
(Increase) decrease in:
Advances to Employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	23,034	142,614	976,723
Interest payable	17,603	21,676	451,838

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	3,535	(15,625)	(5,632,244)

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of equipment	-	-	(193,797)

NET CASH USED IN
INVESTING ACTIVITIES	-	-	(193,797)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	-	8,957	1,382,638
Repayments of shareholder advances	(63,830)	(59,333)	(1,470,119)
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-ICE	-	-	50,000
Proceeds from note payable-Maricopa Equity Management Corporation	-	-	100,000
Proceeds from convertible notes payable	-	-	1,098,699
Proceeds from sale of subscription receivable	25,000	-	25,000
Proceeds from sale of common stock	40,000	60,000	4,024,812
Book overdraft	(4,705)	-	1,593

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	(3,535)	9,624	5,664,051

NET INCREASE (DECREASE)
IN CASH	-	(6,001)	(161,990)

CASH AT BEGINNING OF THE YEAR	-	6,431	-

CASH AT END OF YEAR	$-	$430	$(161,990)

SUPPLEMENTAL DISCLOSURE
Interest paid in cash	$5,665	$4,756	$33,119

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	-	1,040,129
Net loss	-	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	-	471,000
Net loss	-	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	-	(3,850,066)	(2,138,104)
Issuance for cash, March 2005	360,175	35,000	-	-	-	35,000
Issuance for cash, April 2005	22,500	45,000	-	-	-	45,000
Stock options issued, May 2005	-	-	63,790	-	-	63,790
Stock options issued, August 2005	-	-	39,869	-	-	39,869
Issuance for consideration of loan, October 2005	100,000	110,000	-	-	-	110,000
Conversion of notes payable, November 2005	998,635	1,138,029	-	-	-	1,138,029
Warrants issued in connection with notes payable , November 2005	-	-	85,734	-	-	85,734
Stock options issued, November 2005			3,180	-		3,180
Recapitalization of common equity, note 5	1,615,000	-	-	-	-	-
Issuance for cash, November 2005	135,908	149,500	-	-	-	149,500
Issuance for cash, December 2005	43,181	47,500	-	-	-	47,500
Net loss	-	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	-	(5,518,564)	(2,089,000)
Issuance for cash, January 2006	183,634	202,000	-	-	-	202,000
Issuance for cash, February 2006	70,000	77,000	-	-	-	77,000
Issuance for cash, March 2006	265,545	268,100	-	-	-	268,100
Issuance for cash, April 2006	60,000	66,000	-	-	-	66,000
Issuance for cash, June 2006	24,000	30,000	-	-	-	30,000
Compensation expense	-	-	15,901	-	-	15,901
Issuance for cash, September 2006	150,000	150,000	-	-	-	150,000
Issuance of common stock, October 2006	550,000	451,000	-	(451,000)	-	-
Payment on subscription receivable, October 2006	-	-	-	175,000	-	175,000
Issuance for cash, October 2006	40,000	50,000	-	-	-	50,000
Payment on subscription receivable, November 2006	-	-	-	120,000	-	120,000
Payment on subscription receivable, December 2006	-	-	-	133,000	-	133,000
Issuance for cash, December 2006	10,000	12,500	-	-	-	12,500
Issuance for services, December 2006	120,000	150,000	-	(150,000)	-	-
Net loss	-	-	-	-	(1,279,441)	(1,279,441)

BALANCE, DECEMBER 31, 2006	22,365,903	4,693,591	208,474	(173,000)	(6,798,005)	(2,068,940)
Issuance for cash, January 2007	100,000	27,000	-	-	-	27,000
Payment on subscription receivable, January 2007	-	-	-	23,000	-	23,000
Issuance for cash, February 2007	40,000	10,000	-	-	-	10,000
Issuance for cash, April 2007	60,000	15,000	-	-	-	15,000
Issuance for cash, June 2007	500,000	100,000	-	-	-	100,000
Issuance for cash, July 2007	875,000	161,100				161,100
Issuance for cash, September 2007	1,869,583	190,000				190,000
Issuance for cash, October 2007	2,000,000	175,000				175,000
Issuance for common stock, November 2007	260,000	35,000		-		35,000
Issuance for services November 2007	40,000	10,000				10,000
Issuance for common stock, December 2007	166,667	25,000		(25,000)		-
Net loss	-	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	5,441,691	208,474	(175,000)	(7,586,601)	(2,111,436)
Payment on subscription receivable, January 2008	-	-	-	25,000	-	25,000
Issuance for cash, February 2008	500,000	40,000	-	-	-	40,000
Net loss	-	-	-	-	(37,334)	594,259

BALANCE, MARCH 31, 2008	28,777,153	$5,481,691	$208,474	$(150,000)	$(7,623,935)	$(1,452,177)

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

Forward Outlook and Risks

This Form 10-Q/A and our Form 10-KSB for the year ended December 31, 2007 contain and incorporate by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in  Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-Q/A. These forward-looking statements represent our judgment as of the date of this Form 10-Q/A. All subsequent written and oral forward-looking statements attributable to Cardiff are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

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

Dated: August 27, 2008	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer, President

By /s/ Gary R. Teel
Chief Financial Officer/ Secretary/Chairman