Form 10-Q/A
period 2008-06-30
CARDIFF INTERNATIONAL INC
filed 2008-08-27
CIK 811222

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

Explanatory Note

This Quarterly Report on Form 10-Q/A is filed as an amendment No. 1 to the Quarterly Report on Form 10-Q filed by Cardiff International, Inc. (the “Company”) on August 19, 2008. The Company is amending the Quarterly Report to file using the required Form 10-Q and to update the Section 302 Certifications to comply with the language required by Item 601(31) of Regulation S-K.

FORM 10-Q/A

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter ended June 30, 2008

The following financial statements and schedules of the registrant are submitted herewith:

Page of
Form 10-Q/A

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2
	Consolidated Statements of Cash Flows	3 – 4
	Consolidated Statements of Shareholders’ Equity (Deficit)	5 – 6
	Notes to Consolidated Financial Statements	7 – 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	18

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

Part I.  Financial Information.
Item 1.  Financial Statements.
CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2008

ASSETS
	(Unaudited)
	6/30/2008	12/31/2007
CURRENT ASSETS:
Cash and cash equivalents	$555	$-
Advances to employees	1,659	1,659

TOTAL CURRENT ASSETS	2,214	1,659

FIXED ASSETS:
Artwork	6,536	6,536
Computer equipment	71,050	71,050
Domain names	1,250	1,250
Furniture and fixtures	72,984	72,984
Leasehold improvements	9,201	9,201
Office equipment	31,180	31,180
Software	1,596	1,596
Accumulated depreciation and amortization	(192,159)	(191,694)

FIXED ASSETS, NET	1,638	2,103

OTHER ASSETS:
Deposits	600	600

TOTAL ASSETS	$4,452	$4,362

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$-	$6,298
Accounts payable	723,636	652,568
Subscription deposit	179,380	179,380
Interest payable	272,683	242,783
Payroll and payroll tax payable	186,924	187,148
Advances from shareholders	136,040	179,620
Advance from ICE	50,000	50,000
Note payable - Legacy Investors, current	518,000	518,000
Note payable - Maricopa Equity Management Corporation	100,000	100,000

TOTAL CURRENT LIABILITIES	2,166,663	2,115,797

SHAREHOLDERS EQUITY (DEFICIT):
Common stock, no par value; 30,000,000 shares
authorized; 28,964,653 shares issued and outstanding	5,496,691	5,441,691
Additional paid in capital	208,474	208,474
Subscription receivable	(150,000)	(175,000)
Deficit accumulated during the development stage	(7,717,376)	(7,586,600)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,162,211)	(2,111,435)

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)	$4,452	$4,362

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2008

			August 29, 2001
			(Date of Inception)
	Six Months Ended June 30,		through
	2008	2007	June 30, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(130,776)	$(390,049)	$(7,717,376)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	466	8,305	237,150
Compensation expense	-		122,740
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services			10,000
(Increase) decrease in:
Employee advances	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	70,843	196,977	1,032,140
Interest payable	35,151	41,396	469,386

NET CASH USED IN
OPERATING ACTIVITIES	(24,316)	(143,371)	(5,652,485)

CASH FLOW FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(193,797)

NET CASH USED IN
INVESTING ACTIVITIES	-	-	(193,797)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	104,000	8,957	1,486,638
Repayments of shareholder advances	(152,831)	(96,187)	(1,559,118)
Proceeds from ICE advance		50,000	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management Corporation	-	-	100,000
Proceeds from convertible notes payable	-	-	1,098,699
Proceeds from sale of subscription receivable	25,000		25,000
Proceeds from sale of common stock	55,000	175,000	4,194,190
Bank overdraft		-	-

NET CASH PROVIDED BY
FINANCING ACTIVITIES	31,169	137,770	5,846,837

NET INCREASE (DECREASE)
IN CASH	6,853	(5,601)	555

CASH AT BEGINNING OF THE YEAR	(6,298)	6,431	-

CASH AT END OF YEAR	$555	$830	$555

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$11,417	$8,391

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
 AND FOR THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2008

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	-	(5,518,564)	(2,089,000)
Issuance for cash, January 2006	183,634	202,000	-	-	-	202,000
Issuance for cash, February 2006	70,000	77,000	-	-	-	77,000
Issuance for cash, March 2006	265,545	268,100	-	-	-	268,100
Issuance for cash, April 2006	60,000	66,000	-	-	-	66,000
Issuance for cash, June 2006	24,000	30,000	-	-	-	30,000
Compensation expense	-	-	15,901	-	-	15,901
Issuance for cash, September 2006	150,000	150,000	-	-	-	150,000
Issuance of common stock, October 2006	550,000	451,000	-	(451,000)	-	-
Payment on subscription receivable, October 2006	-	-	-	175,000	-	175,000
Issuance for cash, October 2006	40,000	50,000	-	-	-	50,000
Payment on subscription receivable, November 2006	-	-	-	120,000	-	120,000
Payment on subscription receivable, December 2006	-	-	-	133,000	-	133,000
Issuance for cash, December 2006	10,000	12,500	-	-	-	12,500
Issuance for services, December 2006	120,000	150,000	-	(150,000)	-	-
Net loss	-	-	-	-	(1,279,442)	(1,279,442)

BALANCE, DECEMBER 31, 2006	22,365,903	4,693,591	208,474	(173,000)	(6,798,006)	(2,068,941)
Issuance for cash, January 2007	100,000	27,000	-	-	-	27,000
Payment on subscription receivable, January 2007	-	-	-	23,000	-	23,000
Issuance for cash, February 2007	40,000	10,000	-	-	-	10,000
Issuance for cash, April 2007	60,000	15,000	-	-	-	15,000
Issuance for cash, June 2007	500,000	100,000	-	-	-	100,000
Issuance for cash, July 2007	875,000	161,100				161,100
Issuance for cash, September 2007	1,869,583	190,000				190,000
Issuance for cash, October 2007	2,000,000	175,000				175,000
Issuance for common stock, November 2007	260,000	35,000				35,000
Issuance for services, November 2007	40,000	10,000				10,000
Issuance for common stock, December 2007	166,667	25000		(25,000)		-
Net loss	-	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	$5,441,691	$208,474	$(175,000)	$(7,586,602)	$(2,111,437)
Payment on subscription receivable, January 2008	-	-	-	25,000	-	25,000
Issuance for cash, February 2008	500,000	40,000	-	-	-	40,000
Net loss	-	-	-	-	(37,334)	(37,334)

BALANCE, MARCH 31, 2008	28,777,153	$5,481,691	$208,474	$(150,000)	$(7,623,936)	$(2,083,771)
	-	-				-
Issuance for cash, April 2008	187,500	15,000				15,000
Net loss	-	-	-	-	(93,440)	(93,440)

BALANCE, JUNE 30, 2008	28,964,653	$5,496,691	$208,474	$(150,000)	$(7,717,376)	$(2,162,211)

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

2.         RELATED PARTY TRANSACTIONS (Continued)

	June 30
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

Net cash used in financing activities was $0 and $0 and net cash provided by financing activities was $31,169 and $137,770 for the  six months ended June 30, 2008 and June 30, 2007, respectively. The cash flows from financing activities during the six months ended June 30, 2008 was attributable to proceeds from the sale of common stock and shareholder advances of $184,000 .  In addition, we repaid $152,831 of shareholder advances during the six months ended June 30, 2008.

We have incurred operating losses since inception and at June 30, 2008, we had an accumulated deficit of $7,717,376.

Current liabilities at June 30, 2008 consisted primarily of accounts payable of $723,636, payroll and payroll tax payable of $186,924, amounts due to shareholders of $32,040, convertible and non-convertible promissory notes in the amount of $518,000, and accrued interest in the amount of $272,683. Current liabilities at December 31, 2007 consisted primarily of accounts payable of $652,568, payroll and payroll tax payable of $187,148, amounts due to shareholders of $179,620, convertible and non-convertible promissory notes in the amount of $518,000, and accrued interest in the amount of $242,783.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the six months ended June 30, 2008 we raised $70,000 from the sale of shares of our common stock and $104,000 from shareholder advances. We are also currently attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will be launched in the third quarter of 2008 thereby commencing the generation of revenues shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future.

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