Form 10-Q
period 2008-09-30
CARDIFF INTERNATIONAL INC
filed 2008-11-19
CIK 811222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No  ☒

Common Stock outstanding at November 17, 2008, 28,964,653 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter ended September 30, 2008

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-Q

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1
	Condensed Consolidated Statements of Operations (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows (Unaudited)	3 – 4
	Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)	5 – 7
	Notes to Condensed Consolidated Financial Statements	8 – 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	20

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)	(Audited)
	9/30/2008	12/31/2007
CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Advances to employees	1,659	1,659

TOTAL CURRENT ASSETS	1,659	1,659

FIXED ASSETS:
Artwork	6,536	6,536
Computer equipment	71,050	71,050
Domain names	1,250	1,250
Furniture and fixtures	72,984	72,984
Leasehold improvements	9,201	9,201
Office equipment	31,180	31,180
Software	1,596	1,596
Accumulated depreciation and amortization	(192,393)	(191,694)

FIXED ASSETS, NET	1,404	2,103

OTHER ASSETS:
Deposits	600	600

TOTAL ASSETS	$3,663	$4,362

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$299	$6,298
Accounts payable and accrued expenses	723,637	652,569
Subscription deposit	179,380	179,380
Interest payable	287,633	242,783
Payroll and payroll tax payable	186,923	187,148
Advances from shareholders	244,241	179,620
Advance from ICE	50,000	50,000
Note payable - Legacy Investors, current	518,000	518,000
Note payable - Maricopa Equity Management Corporation	100,000	100,000

TOTAL CURRENT LIABILITIES	2,290,113	2,115,798

SHAREHOLDERS EQUITY (DEFICIT):
Common stock, no par value; 60,000,000 and 30,000,000 shares
authorized; 28,964,653 and 28,277,153 shares issued and outstanding	5,496,691	5,441,691
Additional paid in capital	208,474	208,474
Subscription receivable	(150,000)	(175,000)
Deficit accumulated during the development stage	(7,841,615)	(7,586,601)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,286,450)	(2,111,436)

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)	$3,663	$4,362

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					August 29, 2001
					(Date of Inception)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,		through
	2008	2007	2008	2007	September 30, 2008

REVENUE	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Legal services	-	-	-	6,975	759,878
Consulting and outside services	-	32,044	-	42,890	1,640,614
Salaries and wages	-	63,798	-	210,559	1,192,927
Guaranteed payments	-	-	-	-	512,958
Advertising	-	-	-	-	363,800
Rent	-	-	-	-	411,586
Other operating expenses	106,909	66,492	201,617	242,173	2,598,209

TOTAL OPERATING EXPENSES	106,909	162,334	201,617	502,597	7,479,972

NET INCOME (LOSS) FROM
OPERATIONS	(106,909)	(162,334)	(201,617)	(502,597)	(7,479,972)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	-	-	55,979
Interest income	-	-	-	-	6,768
Misc. income	-	-	-	-	85,770
Interest expense	(17,331)	(17,450)	(53,397)	(67,235)	(510,160)

TOTAL OTHER INCOME
AND (EXPENSES)	(17,331)	(17,450)	(53,397)	(67,235)	(361,643)

LOSS BEFORE
INCOME TAXES	(124,240)	(179,784)	(255,014)	(569,832)	(7,841,615)

NET LOSS	$(124,240)	$(179,784)	$(255,014)	$(569,832)	$(7,841,615)

Basic and diluted earnings (loss)
per share	(0.00)	(0.01)	(0.01)	(0.02)

Weighted average shares
outstanding	28,964,653	23,111,408	28,798,595	22,968,073

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			August 29, 2001
			(Date of Inception)
	Nine Months Ended Sept. 30,		through
	2008	2007	September 30, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(255,014)	$(569,832)	$(7,841,615)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	699	12,187	237,392
Compensation expense	-		122,740
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants for loan costs	-	-	85,734
Issuance of common stock for services			10,000
(Increase) decrease in:
Employee advances	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	70,843	241,817	1,032,134
Interest payable	52,482	58,844	486,717

NET CASH USED IN
OPERATING ACTIVITIES	(130,990)	(256,984)	(5,759,157)

CASH FLOW FROM INVESTING ACTIVITES
Advances to shareholders	-	(53,249)	-
Acquisition of equipment	-	-	(193,797)

NET CASH USED IN
INVESTING ACTIVITIES	-	(53,249)	(193,797)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	250,000	9,457	1,632,638
Repayments of shareholder advances	(193,011)	(136,768)	(1,599,300)
Proceeds from ICE advance	-	50,000	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management Corporation	-	-	100,000
Proceeds from convertible notes payable	-	-	1,098,699
Proceeds from payments of subscription receivable	25,000		25,000
Proceeds from sale of common stock	55,000	502,250	4,194,190
Bank overdraft	(5,999)	-	299

NET CASH PROVIDED BY
FINANCING ACTIVITIES	130,990	424,939	5,952,954

NET INCREASE IN CASH	-	114,706	-

CASH AT BEGINNING OF THE YEAR	-	6,431	-

CASH AT END OF YEAR	$-	$121,137	$-

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$16,179	$8,391

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NON-CASH ACTIVITIES

Accrued interest in the amounts of $7,632, $6,494 and $163,567 were capitalized to shareholder advances for the nine months ended September 30, 2008 and 2007, and for the period from August 29, 2001 (inception) through September 30, 2008, respectively.

During the year ended December 31, 2005, convertible debt in the amount of $1,098,699 plus the related accrued interest of $39,330 was converted into 998,635 shares of common stock.

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

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

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

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(CONTINUED)

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

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(CONTINUED)

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

BALANCE, DECEMBER 31, 2007	28,277,153	$5,441,691	$208,474	$(175,000)	$(7,586,601)	$(2,111,436)
Payment on subscription receivable, January 2008	-	-	-	25,000	-	25,000
Issuance for cash, February 2008	500,000	40,000	-	-	-	40,000
Net loss	-	-	-	-	(37,334)	(37,334)

BALANCE, MARCH 31, 2008	28,777,153	$5,481,691	$208,474	$(150,000)	$(7,623,935)	$(2,083,770)
	-	-				-
Issuance for cash, April 2008	187,500	15,000				15,000
Net loss	-	-	-	-	(93,440)	(93,440)

BALANCE, JUNE 30, 2008	28,964,653	$5,496,691	$208,474	$(150,000)	$(7,717,375)	$(2,162,210)

Net loss	-	-	-	-	(124,240)	(124,240)

BALANCE, SEPTEMBER 30, 2008	28,964,653	5,496,691	208,474	(150,000)	(7,841,615)	(2,286,450)

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
Legacy Card Company was formed as a Limited Liability Company on August 29, 2001.  On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation.  On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation.  The purpose of the Company is to develop a co-marketing agreement with a premier national bank to offer an integrated financial program to consumers.  Legacy Card Company is a credit card marketing company.  The Company offers a new credit card that takes advantage of Internal Revenue Code Section 529 educational savings tax-reform legislation, providing significant tax-free savings and economic incentives for families to save early and often for college tuition and related expenses.  The Company will derive its revenues from new credit card one-time account fees, new mutual (ESA) one-time account fees, credit card dollar purchase fees, any negotiated mutual fund (ESA) annual account management fees and any negotiated credit card annual renewal fees. The Company expects to commence the launch of their credit card in a test market in the near future.

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

The results of operations presented for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Years
Artwork	7
Computer equipment	3
Domain and software	3
Furniture and fixtures	5
Office equipment	5
Leasehold improvements	Shorter of life of lease or asset

During the nine months ended September 30, 2008 and 2007 and for the period August 29, 2001 (date of inception) through September 30, 2008, depreciation expense was $699, $12,187 and $237,392, respectively.

Advertising Costs
Advertising costs are charged to expense when incurred.  During the nine months ended September 30, 2008 and 2007 and for the period August 29, 2001 (date of inception) through September 30, 2008, the amount charged to expense was $0, $0 and $363,800, respectively.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
Research and development costs are charged to expense when incurred.  These costs primarily include the costs associated with the development of the credit card software technology.  During the nine months ended September 30, 2008 and 2007 and for the period August 29, 2001 (date of inception) through September 30, 2008, the amount charged to expense was $0, $0 and $36,410, respectively.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management uses its historical records and knowledge of its business in making these estimates.  Accordingly, actual results could differ from those estimates.

Income Taxes
The Company was treated as a partnership for federal income tax purposes up to April 18, 2005, when it converted to a Nevada Corporation.  Consequently, federal income taxes were not payable by, or provided for, the Company.  Members were taxed individually on their shares of the Company’s earnings.  The Company’s net income or loss was allocated among the members in accordance with the regulations of the Company. Current income tax expense is the amount of income taxes expected to be payable for the current year.  A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities.  The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income.  Evaluating the value of these assets is based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Earnings (Loss) per Share
Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented.  Warrants and options to purchase shares of the Company’s stock may have a dilutive effect on the Company’s earnings per share in the future, but are not included in the calculation for the nine months ended September 30, 2008 and 2007 because they have an anti-dilutive effect in those periods.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options
On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R relating to its stock-based compensation plans using the modified prospective method. Under this method, compensation costs include costs for all share-based  payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value method. There were no options granted during the nine months ended September 30, 2008 and 2007. Prior to January 1, 2006, the Company had accounted for stock options under SFAS No. 123.

2.         RELATED PARTY TRANSACTIONS

Advances from Shareholders
The Company borrowed funds from Gary Teel, a shareholders and officer of the Company.  The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card at an annual interest rate of six (6) percent.   The total balance due to Gary Teel at September 30, 2008, including accrued interest, is $244,241.

	September 30,

	2008	2007
Daniel Thompson	$-	$26,624
Gary Teel	244,241	26,624

Total	$244,241	$53,248

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances.

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

4.         STOCK OPTIONS AND WARRANTS

The following is a schedule summarizing stock option activity for the nine months ended September 30, 2008:

Weighted-
	Number of	Average
	Options	Exercise Price

Exercisable at December 31, 2007	425,000	$1.37

Granted	-	-
Exercised	-	-
Forfeited	-	-

Exercisable at September 30, 2008	425,000	$1.37

As of December 31, 2007, all stock options outstanding became fully vested and the fair value compensation cost related to these options has been recognized.

Information about stock options outstanding at September 30, 2008 is summarized below:

		Weighted-
		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.25	325,000	2.25 years	$ 1.25	325,000	$ 1.25
$ 1.75	100,000	2.25 years	$ 1.75	100,000	$ 1.75

Prepared without audit.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

4.             STOCK OPTIONS AND WARRANTS (Continued)

Warrants

The Company also issued warrants to purchase shares of common stock in 2007.  The following is a summary of the warrants outstanding at September 30, 2008:

Number of Warrants	Exercise Price	Maturity

449,318	$ 1.75	April-Aug.2010
84,318	$ 1.10	Jan. 2011- Sept. 2013
422,272	$ 1.75	Jan.-June 2011
375,000	$ 0.50	Sept. 2011
1,125,000	$ 0.50	Oct. 2011
60,000	$ 1.75	Oct. 2011
500,000	$ 0.36	June 2013
350,000	$ 0.30	Sept. 2012
166,667	$ 0.25	Dec. 2013
1,025,000	$ 0.15	Jan.-Oct. 2013
1,625,000	$ 0.10	Sept-Oct. 2013

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

Legacy is a marketing and sales firm that has developed the Simply Brilliant Tuition Card, a national credit card. Legacy is currently in negotiations with a national bank to be the issuing bank.  Legacy anticipates the credit card will be available to the public in the near future.  Legacy’s business plan calls for revenue to be generated as customers sign up for the credit card and when purchases are made with the credit card. Legacy has generated no revenues since its inception and has expended considerable funds in developing its business plan and funding its operations to date. Legacy was formed as a limited liability company in August 2001. In April 2005, Legacy was converted into a Nevada corporation.

The auditors’ report for the years ended December 31, 2007 and 2006 include a going concern qualification.

Liquidity and Capital Resources

AT SEPTEMBER 30, 2008

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At September 30, 2008, we had $0 of cash and cash equivalents and total assets amounted to $3,663. At December 31, 2007 we had no cash and cash equivalents, and total assets amounted to $4,362, which include fixed assets and other assets.

Net cash used in operating activities was $130,990 and $256,984 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The decrease in the amount of net cash used in operating activities between these periods was attributable to decreased fees and other operating costs.

Net cash used in investing activities was $0 and $53,249 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The decrease in the amount of net cash used in investing activities between these periods was attributable to decreases in advances to shareholders.

Net cash provided by financing activities was $130,990 and $424,939 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The cash flows from financing activities during the nine months ended September 30, 2008 was attributable to proceeds from the sale of common stock of $55,000, subscription receivables of $25,000 and shareholder advances of $250,000.  In addition, we repaid $193,011 of shareholder advances during the nine months ended September 30, 2008.

We have incurred operating losses since inception and at September 30, 2008, we had an accumulated deficit of $7,841,615.

Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have entered into employment agreements calling for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries. This waiver of salary not only reduced our operating expenses and net loss, it reduced the amount of capital needed to fund our operations. During the nine months September 30, 2008, we repaid $193,011 to Mr. Teel and $0 to Mr. Thompson on outstanding advances.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. During the nine months ended September 30, 2008 we raised $55,000 from the sale of shares of our common stock and $250,000 from shareholder advances. We are also currently attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will be launched in the near future thereby commencing the generation of revenues shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future.

Results of Operations

For the Quarters Ended September 30, 2008 and 2007

We had no operating revenues for the three months ended September 30, 2008 and September 30, 2007.

We had operating expenses of $106,909 for the three months ended September 30, 2008 and $162,334 for the three months ended September 30, 2007, representing an increase of $55,425.  The decrease was primarily due to decreases in marketing efforts, professional and outside services and operating expenses.

We had a net loss of $124,240 for the three months ended September 30, 2008 compared to a net loss of $179,784 for the three months ended September 30, 2007, representing a decrease of $55,546.  The decrease was primarily due to decreases in operating expenses.

For the Nine Months Ended September 30, 2008 and 2007

We had no operating revenues for the nine months ended September 30, 2008 and September 30, 2007.

We had operating expenses of $201,617 for the nine months ended September 30, 2008 and $502,597 for the nine months ended September 30, 2007, representing a decrease of $300,980.  The decrease was primarily due to decreases in marketing efforts, professional and outside services and operating expenses.

We had a net loss of $255,014 for the nine months ended September 30, 2008 compared to a net loss of $569,832 for the nine months ended September 30, 2007, representing a decrease of $314,818.  The decrease was primarily due to decreases in operating expenses.

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

Recent Accounting Pronouncements

During May 2008, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’. The Company does not anticipate that the adoption of FAS 162 will have an effect on its financial statements.

During March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company does not anticipate that the adoption of  FAS 161 will have an effect on its financial statements.

During December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 requires all entities to report noncontrolling (minority) interests in entities in the same way as equity in the consolidated financial statements. The Company is required to adopt FAS 160 for the first fiscal year beginning after December 15, 2008. The Company does not anticipate that the adoption of FAS 160 will have an effect on its financial statements.

During December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. It establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and also requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). FAS 141R will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Following the date of adoption of FAS 141R, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than goodwill.

During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective December 30, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s financial statements.

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

Operating History. We have not commenced active business operations. We anticipate we will commence active operations in the near future. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities.  During the quarter ended September 30, 2008, there were no issuances of shares of our unregistered common stock.

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

Dated: November 19, 2008	CARDIFF INTERNATIONAL, INC.

By: /s/ Gary R. Teel
Chief Financial Officer/Chief Executive Officer/Secretary/Chairman