Form 10-K
period 2008-12-31
CARDIFF INTERNATIONAL INC
filed 2011-06-10
CIK 811222

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Or

[_]   TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-49709

CARDIFF INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

COLORADO	84-1044583
(State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16255 Ventura Boulevard, Suite 525 Encino, CA	91436
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 783-2100

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, No Par Value

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X].   No [_].

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: Smaller Reporting Company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_] No [X]

State Issuer’s revenues for its most recent fiscal year: $0

As of December 31, 2008 there were 47,374,033 shares of the Issuer’s common stock held by non-affiliates.

The number of shares outstanding of the Registrant’s Common Stock (inclusive of book entry shares that are subject to vesting) as of April 11 2009, was 49,450,956.

FORWARD-LOOKING STATEMENTS

We believe this annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management. When we use words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations set forth under “Business” and/or “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and stockholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors.” In addition to the Risk Factors and other important factors discussed elsewhere in this annual report, you should understand that other risks and uncertainties presented in our public announcements and SEC filings could affect our future results and could cause results to differ materially from those suggested by the forward-looking statements.

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

As a result of the Merger described above, on November 1, 2005 Legacy became a subsidiary of Cardiff.  Cardiff International, Inc. is the parent company for the Mission Tuition Rewards program, which is targeted to families focused on saving money for educational needs.

            In January 2006, Cardiff changed its fiscal year end to December 31st from September 30th.

Description of Business

Cardiff International, Inc., a tech company who has developed a proprietary software system to track and manage consumer purchases from unlimited businesses: service companies, retailers, merchants, health industry, insurance industry, most consumer orientated businesses. Our software infrastructure tracks all commissions, rebates, discounts providing the public the ability to track all savings regardless of what program they participate in as long as the program utilizes the Cardiff technology.

Cardiff’s first national program will be ready to launch in July 1, 2011 is “Mission Tuition” a rewards program that helps solve a real need for families – saving for education.  The Mission Tuition program is easy to understand and use, and is emotionally positioned to appeal to all consumers.  The Mission Tuition Rewards program will become the rewards program of preference for every day spending for families with young children.

The program leverages the two biggest economic forces in society – consumer spending and consumer savings –to create the most unique value-added rewards program in decades.

The potential success of the Mission Tuition program involves the participation of three groups: (i) Cardiff as the marketer, (ii) The merchant coalition, (iii) the member. As a result of our merchant coalition and cash rebate program we expect that the member will become loyal customers of the coalition merchants and participating banks.

      Participating merchants will provide a cash rebate on total purchases between 1% to 30% to our member’s educational savings account.  The retailer contribution can be supplemented by additional cash rebates by using the Mission Tuition MasterCard.  This issuing bank contribution is applicable no matter where the cardholder shops, therefore encouraging regular and daily usage of the Mission Tuition MasterCard.

The Mission Tuition program is expected to launch during the third quarter 2011.

What Is Mission Tuition

Mission Tuition is building one of the largest on-line shopping malls in America consisting of all the top name merchants; offering in-store savings and coupon savings with local, regional and national merchants throughout America. Each merchant providing savings and/or a cash rebate to our members educational account. Thousands of leading retailers are part of the rewards program.  Our tax-free educational savings program provides a platform for “educational savings” which encourages regular and daily use of the program. Cardiff’s Mission Tuition program helps families save for college.  Mission Tuition encourages members to contribute to their educational savings with contributions generated by on-line and in-store purchases. Mission Tuition also offers zip code shopping with proprietary software allowing the member to see what stores are offering the best cash-rebates and discounts within 10, 25 or 50 miles radius of their location.

The Mission Tuition MasterCard

The Mission Tuition MasterCard is a unique credit card that provides the user the opportunity to earn additional cash contributions anywhere MasterCard is honored.  Regardless a Mission Tuition merchant or not the user earns additional cash rewards on total spending.  Thousands leading retailers are part of our tuition rewards program. Contributions range from 1% to 30% on total purchases plus with the use of the Mission Tuition MasterCard users can earn additional cash rebates.

The Mission Tuition Card is the result of years of development, focus groups and other market research studies. Our brand, image, programming, sales and marketing have been carefully crafted to appeal to virtually every concerned American parent and grandparent, since our card addresses every family’s critical need -- saving for college -- and every family's fear -- not having enough when the time comes, to send junior to college.

Wells Fargo Bank

The Omnibus account will reside at Wells Fargo Bank. Cardholders who elect not to activate a 529 immediately will have the option to participate in Higher Educational Omnibus Savings program managed by Wells Fargo Bank. Once the cardholder reaches the required amount ($250 minimum in most states) Cardiff will notify Mission Tuition members they now qualify for their state’s 529 program providing them the necessary information to designate a State Fund Manager.

Omnibus Account

Cardiff opened an account with Wells Fargo Bank so all cash rebates will go directly into this account prior to any transfer to a 529 State Managed account.

State Managed 529 Plans

Each state has entered into a contractual agreement with accredited fund managers (i.e.) Alliance Bernstein, JP Morgan, CIAA-CREF, Wells Fargo, etc. to manage and administer their 529 programs.

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

Launching  Mission Tuition

Cardiff International, Inc. is poised to achieve spectacular success. With over five years of investment, hard work, and hard learning, we believe that our company has the contractual arrangements, functional abilities, and most significantly, the revolutionary “best widget” that has ever been actualized in our sphere.  Tying together these factors, we are pleased to offer our partners an undeniable business model.

Cardiff Merchant Coalition

As of December 31, 2008, approximately 3,000 businesses were part of the Cardiff Merchant Coalition, with multiple locations throughout America.

Issuer of the  Mission Tuition MasterCard

Currently in negotiations with several issuing banks.

Various Agreements

In connection with the activities related to the Mission Tuition Rewards program Cardiff has entered into two agreements with merchant providers.  It is intended that each of these providers will continue to provide services to Cardiff which will aid in the marketing of the Mission Tuition.

Employees

Cardiff currently has two  employees but anticipates it will hire additional personnel as the Mission Tuition program is launched.

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

Legacy Acquisition Corp. (“LAC”) was a Nevada corporation, which prior to the Merger, was a wholly-owned subsidiary of Cardiff.  LAC was formed solely to facilitate the Merger. As a result of the Merger, LAC was merged into Legacy and no longer exists as of the effective time of the Merger.

ITEM 1A.    Risk Factors

Operating History:. We have not commenced active business operations. We anticipate we will commence active operations during the third quarter of 2011. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

Possibility of Total Loss of Investment: An investment in Cardiff is an extremely high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

Additional Financing Requirements: We will likely be required to seek additional financing in order to fund our operations and carry out our business plan. In order to fund our operations and effect additional acquisitions, we will be required to obtain additional capital. There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interest.

No Public Market for Securities: There is no active public market for our common stock and we can give no assurance that an active market will develop, or if developed, that it will be sustained.

Auditor’s Opinion has a Going Concern Qualification: Our auditor’s report dated June 9, 2011 for the years ended December 31, 2008 and 2007 and for the period from August 29, 2001 (date of inception) through December 31, 2008 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

We do not anticipate paying any dividends and any gains from your investment in our stock will have to come from increases in the price of such stock: We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

We Operate in a Competitive Market: The credit card industry is competitive and new offerings and technologies are becoming available regularly. We cannot guarantee that we will compete successfully against our potential competitors, especially those with significantly greater financial resources or brand name recognition.

ITEM 1B.  Unresolved Staff Comments

Not Applicable.

ITEM 2.   PROPERTIES

Currently, Cardiff has not entered into any lease agreement for office facilities. Cardiff is currently using facilities in Encino, California, Las Vegas, Nevada and Chicago, Illinois.

ITEM 3.   LEGAL PROCEEDINGS

There have been no events under any bankruptcy act, no criminal proceedings, and no judgment or injunction material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Cardiff’s shareholders for a vote during the year ended December 31, 2008

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is quoted on the OTC “Bulletin Board” under the symbol “CDIF”. During the last three years, there has only been limited trading in our common stock.

As of December 31, 2008, there were 49,473,683 shares of common stock outstanding and approximately 710 stockholders of record of common stock.

Shares Issued in Unregistered Transactions

We issued shares of our common stock in unregistered transactions during 2005. All of the shares of common stock issued were issued in non-registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). As a result of the Merger, Cardiff issued 18,000,000 shares of its common stock to the shareholders of Legacy pursuant to the terms of the Plan of Merger.

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

Recent Purchases of Securities

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

Transfer Agent and Registrar

Our transfer agent is Standard Registrar and Transfer, 12528 South 1840 East, Draper, Utah 84020; Tel: (801) 571-8844.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results.

Overview

Cardiff International, Inc. (“Cardiff”) acquired Legacy Card Company, Inc. (“Legacy”) in a merger transaction in November 2005. The transaction was accounted for as a reverse merger transaction whereby Legacy, although a subsidiary of Cardiff, was deemed to be the surviving entity for accounting purposes. In January 2006, Cardiff changed its fiscal year end to December 31st from September 30th to have the same year-end as Legacy.

Cardiff International, Inc., a tech company who has developed a proprietary software system to track and manage consumer purchases from unlimited businesses: service companies, retailers, merchants, health industry, insurance industry, most consumer orientated businesses. Our software infrastructure tracks all commissions, rebates, discounts providing the public the ability to track all savings regardless of what program they participate in as long as the program utilizes the Cardiff technology.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. Our actual results may differ from these estimates.

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies related to income taxes, share-based compensation expense, and estimation of the fair value of derivative liabilities involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, we consider estimated future taxable income and taxable timing differences expected to reverse in the future. Actual results may differ from those estimates.

Share-based Compensation Expense

Commencing January 1, 2006, we implemented changes that the FASB issued related to the accounting for employee stock options, on a modified-prospective basis, to recognize share-based compensation for employee stock option awards in our statements of operations. We account for the issuance of stock, stock options and warrants for services based on the estimated fair value of options and warrants using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield. The amounts recorded in the financial statements for share-based expense could vary significantly based on the subjective assumptions used in the pricing model.

We account for the issuance of stock, stock options and warrants for services from non-employees based on an estimate of the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield. The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions.

Results of Operations

The following table sets forth certain selected condensed consolidated statement of operations data for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007

Revenue	$-	$-
Cost of goods sold	-	-

Gross profit	-	-

Operating Expenses	1,884,353	690,979

Loss from Operations	(1,884,353)	(690,979)

Other income (expense)	(12,429)	(97,617)

Loss before provision
for income taxes	(1,896,782)	(788,596)
Provision for income taxes	-	-
Net Loss	$(1,896,782)	$(788,596)

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

The Company had no operating revenues for the years ended December 31, 2008 or 2007.

The Company had operating expenses of $1,884,353 for the year ended December 31, 2008 compared to $690,979 for the year ended December 31, 2007, representing an increase of $1,193,374. This increase was primarily a result increases in advertising/marketing, outside services /consultants, professional fees, two officers ceasing their salary waiver in the 4th quarter of 2008, and offset by decreases in salaries. These factors resulted in a net loss of $1,896,782 for the year ended December 31, 2008 compared to $788,596 for the year ended December 31, 2007, representing an increase of $1,108,186.

Other income (expenses) decreased $85,188 from 2007 to 2008 primarily because the company incurred an expense of $228,492 in interest expense during 2008 which was offset by the change in value of derivative liability of $192,628 during 2008.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At December 31, 2008, we had $994 of cash and cash equivalents, and total assets amounted to $4,657. At December 31, 2007 we had no cash and cash equivalents, and total assets amounted to $4,362.

Net cash used in operating activities was $176,980 and $763,206 for the years ended December 31, 2008 and 2007, respectively. The decrease in the amount of net cash used in operating activities during these periods was attributable to issuance of common stock for services, accrual of officers salaries and accrual of the loan discount of the convertible note and related change in value on the derivative liability which were offset by the net loss.

Net cash provided by financing activities was $177,974 and $756,775 for the years ended December 31, 2008 and 2007, respectively. The cash flows from financing activities during the year end December 31, 2008 was attributable to proceeds from the sale of common stock of $ 201,000 and proceeds from notes payable of $150,000. In addition, we received $40,560 and repaid $207,288 of shareholder advances during the year ended December 31, 2008.

Since inception, we have incurred operating losses and, at December 31, 2008 we had an accumulated deficit of $9,484,763.

Current liabilities at December 31, 2008 consisted primarily of accounts payable, accrued expenses and accrued payroll of $968,963, amounts due to shareholders of $22,473, accrued officers’ salaries of $150,000, derivative liability of $29,947, convertible and non-convertible promissory notes net of loan discount in the amount of $768,000, and accrued interest in the amount of $360,780. Current liabilities at December 31, 2007 consisted primarily of accounts payable and accrued payroll $839,597, amounts due to shareholders of $179,620, convertible and non-convertible promissory notes in the amount of $668,000, a subscription payable of $179,380, and accrued interest in the amount of $242,783.

Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have each entered into employment agreements for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries through September 30, 2008. Commencing October 1, 2008, the Company began accruing for these salaries at a rate of $50,000 per month. This waiver of salary, when in effect, not only reduced our operating expenses and net loss, it reduced the amount of capital needed to fund operations. During the year ended December 31, 2008, $118,288 was repaid to Mr. Teel and $89,000 was repaid to Mr. Thompson on outstanding advances. In addition, Mr. Teel advanced the Company $24,273 and Mr. Thompson advanced the Company $16,287 during the year ended December 31, 2008.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. We are currently attempting to obtain additional working capital. Additionally, we anticipate that our credit card will launch in the third quarter of 2011, thereby commencing the generation of revenues shortly thereafter. Finally, we also anticipate that we will continue to operate at a loss for the foreseeable future.

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business”.

ITEM 8.                      FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	13

Consolidated Balance Sheets	14

Consolidated Statements of Operations	15

Consolidated Statements of Cash Flows	16-17

Consolidated Statements of Shareholders’ Equity	18

Notes to Financial Statements	19-30

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cardiff International, Inc. dba Legacy Card Company

We have audited the accompanying consolidated balance sheets of Cardiff International, Inc. dba Legacy Card Company (a development stage Company) (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended and for the period from August 29, 2001 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff International, Inc. dba Legacy Card Company as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and for the period from August 29, 2001 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has sustained operating losses since its inception and has negative working capital and an accumulated deficit during the years ended December 31, 2008 and 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs
A Corporation of Public Accountants

Encino, California

June 9, 2011

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$994	$-
Advances to employees	1,659	1,659

TOTAL CURRENT ASSETS	2,653	1,659

PROPERTY AND EQUIPMENT
Artwork	6,536	6,536
Computer equipment	71,050	71,050
Domain names	1,250	1,250
Furniture and fixtures	72,984	72,984
Leasehold improvements	9,201	9,201
Office equipment	31,180	31,180
Software	1,596	1,596
Accumulated depreciation	(192,393)	(191,694)

PROPERTY AND EQUIPMENT, NET	1,404	2,103

OTHER ASSETS
Deposits	600	600

TOTAL ASSETS	$4,657	$4,362

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Book overdraft	$-	$6,298
Accounts payable	650,974	652,449
Accounts payable, related party	73,087	-
Accrued expenses	47,479	-
Accrued officers' salaries	150,000	-
Subscription deposit	-	179,380
Interest payable	360,780	242,783
Accrued payroll taxes	197,423	187,148
Derivative liability	29,947	-
Advances from shareholders	22,473	179,620
Advance from International Card Establishment, Inc.	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management Corporation	100,000	100,000
Note payable, convertible, net of discount of $50,000	100,000	-

TOTAL CURRENT LIABILITIES	2,300,163	2,115,678

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, no par value; 60,000,000 and 30,000,000 shares authorized; 49,473,683 and 28,277,153 shares issued and outstanding, net of subscription of $150,000 and $175,000	7,052,858	5,267,691
Additional paid-in capital	136,399	208,974
Deficit accumulated during the development stage	(9,484,763)	(7,587,981)

TOTAL SHAREHOLDERS' DEFICIT	(2,295,506)	(2,111,316)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,657	$4,362

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

			August 29, 2001
			(Date of Inception)
	Years Ended December 31,		through
	2008	2007	December 31, 2008

REVENUE	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Consulting and outside services	1,137,750	142,890	2,778,364
Advertising	180,000	-	543,800
Legal services	192,195	36,888	952,073
Rent	48,390	18,751	514,936
Guaranteed payments	-	-	512,958
Officers' salaries	150,000	-	150,000
Salaries and wages	-	210,559	1,192,927
Other operating expenses	176,018	281,891	2,519,031

TOTAL OPERATING EXPENSES	1,884,353	690,979	9,164,089

LOSS FROM OPERATIONS	(1,884,353)	(690,979)	(9,164,089)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	55,979
Interest income	-	-	6,768
Change in value of derivative liability	192,628	-	192,628
Other miscellaneous income	23,435	-	109,205
Interest expense	(228,492)	(97,617)	(685,255)

TOTAL OTHER INCOME (EXPENSE)	(12,429)	(97,617)	(320,675)

NET LOSS	$(1,896,782)	$(788,596)	$(9,484,764)

Basic and diluted loss per share	$(0.06)	$(0.03)

Weighted average shares outstanding	33,624,780	24,170,851

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

			August 29, 2001
			(Date of Inception)
	Years Ended December 31,		through
	2008	2007	December 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,896,782)	$(788,596)	$(9,484,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	699	13,023	237,392
Amortization of loan discount	100,000	-	100,000
Compensation expense	-	-	122,740
Change in value of derivative liability	(192,628)	-	(192,628)
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	1,428,222	10,000	1,438,222
Gain on settlement of accounts payable	(23,435)	-	(23,435)
(Increase) decrease in:
Advances to Employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	129,366	(86,859)	1,092,038
Accrued officers' salaries	150,000	-	150,000
Interest payable	127,578	89,226	561,813

NET CASH USED IN OPERATING ACTIVITIES	(176,980)	(763,206)	(5,805,147)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(193,797)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(193,797)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	40,560	280,647	1,423,198
Repayments of shareholder advances	(207,288)	(292,420)	(1,613,577)
Proceeds from ICE advance	-	50,000	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management	-	-	100,000
Proceeds from convertible notes payable	150,000	-	1,248,699
Proceeds from sale of common stock	201,000	712,250	4,340,190
Book overdraft	(6,298)	6,298	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	177,974	756,775	5,999,938

NET INCREASE (DECREASE) IN CASH	994	(6,431)	994

CASH AT BEGINNING OF THE YEAR	-	6,431	-

CASH AT END OF YEAR	$994	$-	$994

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$20,076	$13,331	$47,530

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

NON-CASH ACTIVITIES
During the year ended December 31, 2008, the Company issued 1,154,380 shares of common stock for the settlement of $139,945 payable to a related party. As a result the company recorded a gain on settlement of accounts payable of $23,435.

Accrued interest in the amounts of $9,581, $14,236 and $155,935 were capitalized to shareholder advances for the years ended December 31, 2008 and 2007, and for the period from August 29, 2001 (inception) through December 31, 2008, respectively. Repayments of advances to shareholders includes payments of capitalized interest.

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
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	1,040,129
Net loss	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	471,000
Net loss	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	(3,850,066)	(2,138,104)
Issuance for cash, 2005	561,764	277,000	-	-	277,000
Stock options issued, 2005	-	-	106,839	-	63,790
Issuance for consideration of loan, 2005	100,000	110,000	-	-	110,000
Conversion of notes payable, 2005	998,635	1,138,029	-	-	1,138,029
Warrants issued in connection with notes payable , 2005	-	-	85,734	-	85,734
Recapitalization of common equity, note 5	1,615,000	-	-	-	-
Net loss	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)
Issuance for cash, 2006	803,179	855,600	-	-	855,600
Compensation expense	-	-	16,401	-	16,401
Issuance of common stock, 2006	550,000	-	-	-	-
Payment on subscription receivable, 2006	-	428,000	-	-	428,000
Issuance for services, 2006	120,000	-	-	-	-
Net loss	-	-	-	(1,280,821)	(1,280,821)

BALANCE, DECEMBER 31, 2006	22,365,903	4,520,591	208,974	(6,799,385)	(2,069,820)
Issuance for cash, 2007	5,704,583	714,100	-	-	714,100
Issuance for services, 2007	40,000	10,000	-	-	10,000
Payment on subscription receivable, 2007	-	23,000	-	-	23,000
Issuance of common stock, 2007	166,667	-	-	-	-
Net loss	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	$5,267,691	$208,974	$(7,587,981)	$(2,111,316)
Payment on subscriptions receivable, 2008	-	25,000	-	-	25,000
Issuance for cash, 2008	4,387,500	176,000	-	-	176,000
Issuance for services, 2008	15,654,650	1,453,222	-	-	1,453,222
Issuance for settlement of liability, 2008	1,154,380	130,945	-	-	130,945
Loan discount on convertible debt, 2008	-	-	150,000	-	150,000
Derivative liability, 2008	-	-	(222,575)	-	(222,575)
Net Loss	-	-	-	(1,896,782)	(1,896,782)

BALANCE, DECEMBER 31, 2008	49,473,683	$7,052,858	$136,399	$(9,484,763)	$(2,295,506)

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
Legacy Card Company was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation. The purpose of the Company is to develop a co-marketing agreement with a premier national bank to offer an integrated financial program to consumers.  Cardiff International, Inc., is a tech company who has developed a proprietary software system to track and manage consumer purchases from unlimited businesses: service companies, retailers, merchants, health industry, insurance industry, most consumer orientated businesses. Our software infrastructure tracks all commissions, rebates, discounts providing the public the ability to track all savings regardless of what program they participate in as long as the program utilizes the Cardiff technology.

The Company will derive its revenues from merchant commissions, interest earned on member’s savings accounts as well as credit card activation fees, commission earned on all transactions, renewal fee and interest earned on revolving credit balances.   The Company expects to commence the launch of Mission Tuition in the fall of 2011.

Development Stage Activities
The Company is focusing its efforts in two areas during the development stage.  First, the Company is devoting substantial time to the development of credit card technology software, which will be used to capture information at the credit card transaction level.  Second, the Company is working to contract with merchants to participate in the program and add incentives for consumers to both use the credit card and make purchases from these merchants.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The Company is in the development stage and as such has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management has prospective investors and believes the raising of capital will allow the Company to pursue the development of its credit card business. Should the Company not be able to rise sufficient funds, they may cease their operations.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three (3) months or less to be cash equivalents.

Advertising Costs
Advertising costs are charged to expense when incurred.  During the years ended December 31, 2008 and 2007, the amount charged to expense was $180,000 and $0, respectively.  From inception through December 31, 2008, advertising costs was $543,800.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Valuation of Derivative Instruments

FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At December 31, 2008, the Company adjusted its derivative liability to its fair value and reflected the decrease in fair value of $192,628 as other income on the Consolidated Statement of Operations.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$29,947	$29,947

The carrying amounts reported on the balance sheet of accounts payable and other accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of notes payable and advances from shareholders approximate fair value based on prevailing interest rates.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Derivative liability was valued under the Black-Scholes model using the following assumptions at December 31, 2008:

Risk free interest rate	0.05% - 1.50%
Volatility	100%
Term	0.30 - 4.79 Years
Dividend yield	0.00%

The following is a reconciliation of the value of the derivative liability:

Value at December 31, 2007	$-
Reclassification of financial instrument from equity to liabilities	222,575
Decrease in value of derivative liability	(192,628)
Value at December 31, 2008	$29,947

Stock Based Compensation
The Company accounts for stock options in accordance with guidance issued by the FASB using the modified prospective method. Under this method, compensation cost recognized during fiscal years 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized on a straight-line basis over the options' vesting period. Stock-based compensation was $0 for the years ended December 31, 2008 and 2007 and $122,740 from August 29, 2011 (date of inception) through December 31, 2008.

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

During the years ended December 31, 2008 and 2007, depreciation expense was $699 and $13,023, respectively.

Income Taxes
The Company was treated as a partnership for federal income tax purposes up to April 18, 2005, when it converted to a Nevada Corporation.  Consequently, federal income taxes were not payable by, or provided for, the Company.  Members were taxed individually on their shares of the Company’s earnings.  The Company’s net income or loss was allocated among the members in accordance with the regulations of the Company since April 18, 2005, when the Company was incorporated, the Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes, if any, represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Earnings (Loss) per Share
The Company reports its earnings (loss) per share in accordance with guidance issued by the FASB. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff International, Inc. and its wholly owned subsidiary, Legacy Card Company. All significant intercompany accounts and transactions are eliminated in consolidation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157 (ASC Topic 820), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the Standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the Standard will have on our consolidated financial statements. Because we did not elect to apply the fair value accounting option, the adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results.

In December 2007, the FASB issued SFAS No. 141(R) (ASC Topic 805), Business Combinations, and SFAS No. 160 (ASC Topic 810), Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (ASC Topic 825), The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for us in fiscal years beginning after July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161 (ASC Topic 815), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change will not impact our financial statements. The ASC does change the way the guidance is organized and presented.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements” which made a number of changes to the existing requirements to the FASB Accounting Standards Codification 855 Subsequent Events. The amended guidance was effective upon issuance and as a result of the amendments, SEC filers that file financial statements after February 24, 2010 are not required to disclose the date through which subsequent events have been evaluated.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” which is intended to enhance the usefulness of fair value measurements by requiring both the disaggregation of the information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 31, 2010 and for interim periods within those years. This ASU is not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – Scope Clarification” which is intended to clarify which transactions require a decrease in ownership provisions particularly for non-controlling interests in consolidated financial statements. In addition, it requires increased disclosures about deconsolidation of a subsidiary. It requires retrospective application and is effective for the first interim or annual periods ending on or after December 15, 2009. Adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2020-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash” which is intended to clarify the accounting treatment for a stock portion of a shareholder distribution that (1) contains both cash and stock components, (2) allows shareholders to select their preferred form of distribution, and (3) limits the total amount of cash to be distributed. It defines a stock dividend as a dividend that takes nothing from the property of an entity and adds nothing to the interests of an entity’s shareholders because the proportional interest of each shareholder remains the same. The stock portion of the distribution must be treated as a stock issuance and be reflected in the EPS calculation prospectively. It requires retrospective application and is effective for annual periods ending on or after December 15, 2009. Adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU will be adopted effective on January 1, 2010 and we do not expect it will have a material impact on our consolidated financial statements.

2.	RELATED PARTY TRANSACTIONS

Advances from Shareholders
The Company borrows funds from Daniel Thompson and Gary Teel; both of whom are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. The total balance due to Daniel Thompson and Gary Teel at December 31, 2008 and 2007, including accrued interest, was $22,473 and $179,620, respectively.

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances through September 30, 2008. Effective October 1, 2008, both Daniel Thompson and Gary Teel have cancelled their waiver and the Company has accrued these salaries in accordance with the terms of the employment agreements. At December 31, 2008, $150,000 has been accrued in connection with their employment agreements.  In September, 2010 the Company entered into a severance agreement with Mr. Teel (see note 8).

Accounts Payable- Related Party
During the year ended December 31, 2008, the Company issued 1,154,380 shares of common stock for the settlement of $139,945 payable to a related party.  At December 31, 2008 the Company had amounts payable to this related party of $73,087 for professional services rendered.

3.         NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES

Legacy Investors, LLC
On August 5, 2004, the Company entered into a loan agreement with Legacy Investors, LLC, a Florida limited liability company.  The initial loan amount of $1,000,000 (the “Initial Loan Amount”) was made by Legacy Investors, LLC upon the satisfaction of the post-closing covenant, comprised of a convertible debenture in the amount of $500,000 and an initial debenture for the amount of $500,000.  Legacy Investors, LLC required funds to be deposited into an escrow account.  Disbursements were required to be from an escrow agent. The convertible debenture and initial debentures bear interest at 10.00% per year and matured in August 2006.  The indebtedness was convertible into Series A Preferred Membership interests of the Company. This loan is secured by all assets of the Company.

During 2004, the Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2007, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at December 31, 2008 and 2007, of which a portion is convertible into shares of the Company’s common stock.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement as of December 31, 2008 and continues to accrue interest on the outstanding principal balance.

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at December 31, 2008 and 2007. At December 31, 2008, the Company was in default on this loan agreement.

International Card Establishment, Inc.
The Company entered into an agreement with International Card Establishment, Inc. (“ICE”) on April 19, 2007 whereby ICE will be the exclusive provider for the rewards and loyalty programs related to merchant contributions to a 529 College Savings Plan.

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

The balance outstanding on the advance from ICE at December 31, 2008 and 2007 was $50,000.

Convertible Debenture
On April 21, 2008, the Company entered into a Convertible Debenture with an unrelated party in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matures in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded $150,000 debt discount during 2008.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

4.         COMMITMENTS AND CONTINGENCIES

Operating Leases
In July 2006, the Company assumed auto leases for the two officers of the Company, of which one expired in July 2008 and the other expired in June 2009.   The Company is expected to pay future minimum rental payments under the leases in the amount of $11,359 during 2009.

Lease expense for the years ended December 31, 2008 and 2007 was $48,390 and $18,751, respectively.  From inception through December 31, 2008, rent expense was $459,976.

Litigation
On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages.  The Court issued a ruling and order that found that the officer was entitled to back pay.  On September 15, 2006, the Company reached a settlement with the prior officer of the Company in the amount of $225,000, payable in monthly installments of $25,000, which resulted in a gain of $36,958.  The unpaid amount balance amounted to $156,250 at December 31, 2006. The remaining balance due was paid in 2007.

Payroll Taxes
The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of December 31, 2008, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

Cash Deposits
The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of December 31, 2008.

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

6.         INCOME TAXES

At December 31, 2008, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. As of December 31, 2008 management is still determining the amount of net operating loss carryforwards that are available to offset federal and state taxable income and their respective expiration dates.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

As December 31, 2008 and 2007, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2008 and 2007, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2003, and by the IRS for tax years through 2004. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. As of December 31, 2008 the Company has not filed all statutory filings.

7.	STOCK OPTIONS AND WARRANTS

Stock Options
The Company has granted no stock options to consultants or employees since 2005.

The following is a schedule summarizing stock option activity for the years ended December 31, 2008 and 2007:

		Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2007	425,000	$1.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2007	425,000	$1.37
Exercisable at December 31, 2007	425,000	$1.37

Outstanding at December 31, 2007	425,000	$1.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	425,000	$1.37
Exercisable at December 31, 2008	425,000	$1.37

As of December 31, 2008, the total unrecognized fair value compensation cost related to non-vested stock options was $0. The Company’s stock options were fully vested as of December 31, 2006.

Information about stock options outstanding at December 31, 2008 is summarized below:

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Shares	Remaining	Exercise Price of	Shares	Exercise Price of
Price	Outstanding	Contractual Life	Shares Outstanding	Exercisable	Shares Exercisable

$ 1.25	325,000	2 years	$ 1.25	325,000	$ 1.25
$ 1.75	100,000	2 years	$ 1.75	100,000	$ 1.75

Warrants
The Company also issued warrants to purchase shares of common stock in 2008 and 2007. As of December 31, 2008, the Company has approximately 15,363,407 warrants outstanding with exercise prices ranging from $0.03 per share to $1.75 per share. These warrants expire through December 2013.

The following table summarizes information about warrants outstanding at December 31, 2008:

		Weighted-
		Average
Exercise	Number of	Remaining
Prices	Warrants	Life

$0.03 - $0.15	11,737,500	4.39 years
$0.25 - $0.50	2,543,334	3.06 years
$1.10 - $1.75	1,082,573	1.65 years
Total warrants outstanding:	15,363,407

8.         SUBSEQUENT EVENTS

Notes Payable

On March 12, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matures on September 12, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire March 12, 2014. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company is due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012.

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matures on October 27, 2009.  In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire on April 27, 2014. As of June 9, 2011 the Company is in default on this Preferred Debenture.

On April 29, 2009, the Company entered into an unsecured Convertible Debenture agreement with a shareholder for $35,000. The Debenture bears interest at 12% per year and matures on April 29, 2011.  The Debenture is convertible into common shares of the Company at $0.08 per share at the option of the holder no earlier than August 21, 2008.  All principal and unpaid accrued interest is due at maturity and as of June 9, 2011 the Company is in default on this Convertible Debenture.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On May 27, 2009, the Company entered into an unsecured Promissory Note with a related party for $15,000. The Note bears interest at 10% per year and matures on August 26, 2009. In conjunction with the Note, the Company issued 1,500,000 shares of its common stock to the lender. During April 2011, the Company repaid the principal and interest balance due under this Note.

On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matures on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share and expire June 2, 2014. As of June 9, 2011, the Company is in default on this Preferred Debenture.

On October 1, 2009, the Company entered into a Preferred Debenture agreement with a related party for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014. The principal and interest balances are due upon maturity. In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of June 9, 2011, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender.

On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matures on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. As of June 9, 2011, the Company is in default on this Note.

On February 8, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $200,000. The Note bears interest at 8% per year and matures on February 8, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 10,000,000 shares of its common stock to the lender.

On March 10, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on March 10, 2015. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender.

Employment Agreement

On October 8, 2009, the Company entered into a five-year Employment Agreement for the Company’s new President. The employment agreement calls for a salary of $180,000 per year. In conjunction with the employment agreement, the Company granted stock options for 2,500,000 shares of its common stock with an option price of $0.10 per share. The options vest at a rate of 500,000 shares each year for five years.

Severance Agreement with Officer

On September 1, 2010, the Company entered into a Severance Agreement with the Gary Teel, the Company’s former CFO. As part of the severance agreement, the Company will pay Mr. Teel $90,000 in 36 monthly installments, commencing on September 1, 2010 and the unpaid accrued salaries of September 1, 2010 ($75,000 at December 31, 2008) are no longer due.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Stock Options

On February 3, 2010, the Company issued options to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share to a related party. The options expire on February 3, 2015 and vested immediately. As of June 9, 2011, there have be no options exercised.

On February 3, 2010, the Company issued options to purchase 3,000,000 shares of the Company’s common stock at $0.05 per share to its officer. The options expire on February 3, 2015 and vested immediately.  As of June 9, 2011, there have be no options exercised.

Issuance of Common Stock

The Company received $203,925 in exchange for 4,890,725 shares of common stock from January 1, 2009 through June 9, 2011. As of June 9, 2011, 241,667 of these shares were due to be issued to the investors.

The Company issued 60,000 shares of common stock for services with a total value of $3,000 from January 1, 2009 through June 9, 2011.

The Company granted 13,975,000 shares of common stock during 2009 as part of four financing agreements. As of June 9, 2011, 12,000,000 shares were due to be issued.

Total shares of common stock issued from January 1, 2009 through June 9, 2011 totaled 18,925,725. At June 9, 2011, there were 12,241,667 shares due to be issued.

On April 21, 2011, 8,275,000 shares of the Company’s common stock were returned and cancelled.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are ineffective.

As described below under Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Rose, Snyder & Jacobs, our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our CEO and CFO have concluded that, as of December 31, 2008, our internal controls over financial reporting were not effective.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was ineffective as of December 31, 2008. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Ineffective controls over the accounting for cash disbursements

Management has not obtained or maintained documentation supporting all cash disbursements.  This control deficiency arose during the year ended December 31, 2007 and was identified by management during the annual evaluation of the effectiveness of internal control over financial reporting.

Ineffective controls over the recording of equity transactions

Management does not have an adequate process to ensure that all equity transactions are properly recorded in a timely manner.

Lack of segregation of duties and ineffective review process

Management does not have proper segregation of duties and does not have an effective review process in place.

Lack of oversight by Audit Committee

The Company does not have a functioning audit committee due to a lack of independent members and a lack of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls, approvals and procedures.

Item 9B.  Other Information.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The directors and officers of Cardiff who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Position

Gary R. Teel	Chairman of the Board/CFO/Secretary/Treasurer
Daniel Thompson	CEO/President/Director

Background information about the Company’s officers and directors is as follows:

Gary Teel: CFO, Chairman, and founder. Mr. Teel has over 20 years experience in national advertising sales, and the provision of product placement services for the entertainment industry. He has launched several co-branded credit cards including special card programs for the cities of Branson MO; Pigeon Forge TN; and Myrtle Beach SC. Gary is past president of Premier Entertainment Services Inc., a product placement company that specialized in generating valuable exposure for branded products on television and in feature films. His major corporate clients included The Coca-Cola Company and General Mills. He later formed Creative Film Promotions, Inc., where he was involved in all aspects of film production. Previously, he was as a partner of Teel-Weir Advertising Agency. Mr. Teel has a BA degree from the University of Nebraska.

Daniel Thompson. Mr. Thompson was appointed CEO/President of Legacy in June 2002. Formerly a television and entertainment industry professional with a 30-year career that embraces network and cable advertising sales programming production and product placement, Mr. Thompson was president of Creative Entertainment Services, which he founded and successfully sold in a transaction worth over $5 million. Mr. Thompson also founded and successfully sold an industry service company – Creative Television Marketing, a producer of short-form advertising concepts: Closed-Captioning Sponsorships, 10-Second Promotional Advertising vehicles, and network Game Show Merchandising. He also oversaw new business for A Creative Group, a full service entertainment marketing company. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha.

Other Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, any criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

Code of Ethics

We adopted a code of ethics that applies to all officers, directors and employees of the Company, a copy of which was filed as Exhibit 14 to this Form 10-K.

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

Communications with Board Members

We have not adopted a formal process by which stockholders may communicate with the Board of Directors. Until a formal process occurs, stockholders may contact our CEO/President at dthompson@cardiffusa.com , or (818)783-2100.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2008, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

Name and Other Annual Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Options/ SAR’s (#)	LTIP Payouts	Other Compensation
Gary R. Teel, Chairman	2008	-75,000-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daniel Thompson, CEO	2008 2007	-75,000- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Teel and Mr. Thompson each waived their unpaid salary since the inception of Legacy through September 30, 2008. Effective October 1, 2008, the officers are no longer waiving payment of any salary earned as of October 1, 2008.

Employment Agreements

On June 3, 2002 we entered into employment agreements with each of Gary R. Teel and Daniel Thompson. The terms of the agreements are similar and include the following terms: (1) monthly salaries of $25,000, (ii) annual bonus of 2% pre-tax profits, (iii) five year term; (iv) medical and health benefits; (v) termination without cause results in compensation paid for four years, (vi) the sale of the Company results in compensation paid for three years. Mr. Teel and Mr. Thompson each waived there salary since the inception of Legacy through September 30, 2008.  n September 1, 2010 the company entered into a severance agreement with Mr. Teel.

Stock Options Granted in the Last Fiscal Year

No options to purchase shares of common stock granted to officers/ directors during 2008.

Aggregated Option Exercise in Last Fiscal Year and Fiscal Year-end Option Values

No officer/ director of Cardiff were offered any options during 2008.

Equity Compensation Plan Information

We have not adopted any equity compensation plans as of the date of this Form 10-K. It is likely that one or more equity compensation plans may be adopted in the near future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our Common Stock beneficially owned as of December 31, 2008 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

Shareholder	Common Stock (1)		Percentage

Gary R. Teel (2)	6,334,848	(3)	23.5%
Daniel Thompson (2)	3,078,528	(4)	11.4%

All officers and directors as a group 3 persons	9,413,376		34.9%

TOTAL	26,931,509		100%

(1)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after April 13, 2009. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after April 13, 2009 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group.

(2)	These are the officers and directors of the Company.

(3)	Includes 3,934,848 shares issued in the name of Mr. Teel, 2,400,000 shares owned by the Teel Family Trust.

(4)	Includes 1,478,528 shares issued in the name of Mr. Thompson, 1,600,000 shares owned by the Thompson Family Trust.

Outstanding Options and Warrants

Information about outstanding options and warrants are included in footnote 7 of the financial statements included as Item 8 to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In connection with the Merger transaction described in Item 1 of this Form 10-K, our officers and directors exchanged their shares of Legacy for shares of Cardiff. The number of shares issued are described in Item 5 of Form 10-K.

During the year ended December 31, 2008, we repaid loans to officers / directors Gary Teel and Daniel Thompson. A total of $118,288 was repaid to Mr. Teel and $89,000  was repaid to Mr. Thompson.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

Rose, Snyder & Jacobs have been appointed to audit the consolidated financial statements of Cardiff for the years ended December 31, 2008 and 2007 and to report the results of their audit to the Board of Directors.

Fees billed to Cardiff by Rose, Snyder & Jacobs

Rose, Snyder & Jacobs		2008	2007
(1)	Audit fees	$53,320	$53,465
(2)	Tax fees	$0	$0
(3)	Other fees	$0	$0

(1)
Audit fees billed to Cardiff by Rose, Snyder & Jacobs were for professional services performed in connection with the audit of Cardiff's annual financial statements and for review of the quarterly financial information.

(2)	Tax services generally include fees for services performed related to tax compliance.

(3)	Rose, Snyder & Jacobs did not bill Cardiff for other services during 2008 and 2007.

Audit Committee – Pre-Approval

All services provided to the Company by Rose, Snyder & Jacobs as detailed above, were pre-approved by the Board of Directors and all work of said firm was performed solely by their permanent employees.

The Securities and Exchange Commission adopted rules that require that before Rose Snyder & Jacobs is engaged by us to render any auditing or permitted non-audit related services, the engagement must be:

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

Under the direction of our Chairman, Gary Teel, our Board of Directors, acting as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered. The Board of Directors has considered the nature and amount of fees billed by Rose Snyder & Jacobs and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the firm’s independence.

ITEM 15. EXHIBITS

A.	Exhibits

Exhibit Number	Exhibit
3.1	Article of Incorporation (1)
3.2	Bylaws (1)
10.1	Form Convertible Note (1)
10.2	Form Warrant (1)
10.3	Employee Agreement Herschend (1)
10.4	Employment Agreement Fisher (1)
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant – Legacy Card Company, Inc. (1)
31.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiff International, Inc.

Dated: June 9, 2011	By: /s/ Daniel Thompson
Chairman/Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel Thompson	CEO/President	June 9, 2011