Form 10-K
period 2009-12-31
CARDIFF INTERNATIONAL INC
filed 2011-06-22
CIK 811222

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

As of December 31, 2009 there were 46,386,141 shares of the Issuer’s common stock held by non-affiliates.

The number of shares outstanding of the Registrant’s Common Stock (inclusive of book entry shares that are subject to vesting) as of June 20, 2011, was 60,000,000.

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

i

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

Cardiff’s first national program will be ready to launch in  the third quarter of 2011 is “Mission Tuition” a rewards program that helps solve a real need for families – saving for education.  The Mission Tuition program is easy to understand and use, and is emotionally positioned to appeal to all consumers.  The Mission Tuition Rewards program will become the rewards program of preference for every day spending for families with young children.

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

Cardiff Merchant Coalition

As of December 31, 2009, approximately 11,000 businesses were part of the Cardiff Merchant Coalition, with multiple locations throughout America.

Issuer of the  Mission Tuition MasterCard

Currently in negotiations with 2 issuing banks.

Various Agreements

In connection with the activities related to the Mission Tuition Rewards program Cardiff has entered into two agreements with merchant providers.  It is intended that each of these providers will continue to provide services to Cardiff which will aid in the marketing of the Mission Tuition.

Employees

Cardiff currently has three employees but anticipates it will hire additional personnel as the Mission Tuition program is launched.

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

Auditor’s Opinion has a Going Concern Qualification: Our auditor’s report dated June 20, 2011 for the years ended December 31, 2009 and 2008 and for the period from August 29, 2001 (date of inception) through December 31, 2009 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Cardiff’s shareholders for a vote during the year ended December 31, 2009

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is quoted on the OTC “Bulletin Board” under the symbol “CDIF”. During the last three years, there has only been limited trading in our common stock.

As of December 31, 2009 there were 55,799,517 shares of common stock outstanding and approximately 717 stockholders of record of common stock.

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

Derivative Liabilities

In determining the appropriate fair value, the Company uses the Black-Scholes pricing model.

Results of Operations

The following table sets forth certain selected condensed consolidated statement of operations data for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008

Revenue	$183	$-
Cost of goods sold	-	-
Gross profit	183	-
Operating Expenses	896,881	1,884,353
Loss from Operations	(896,698)	(1,884,353)
Other income (expense)	(238,585)	(12,429)
Loss before provision for income taxes	(1,135,283)	(1,896,782)
Provision for income taxes	-	-
Net Loss	$(1,135,283)	$(1,896,782)

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The Company had no operating revenues for the years ended December 31, 2009 or 2008.

The Company had operating expenses of $896,698 for the year ended December 31, 2009 compared to $1,884,353 for the year ended December 31, 2008, representing a decrease of $987,655. This decrease was primarily a result of decreases in advertising and consulting/outside services, legal services and rent, and offset by increases in officers’ salaries. These factors resulted in a net loss of $1,135,283 for the year ended December 31, 2009 compared to $1,896,782 for the year ended December 31, 2008, representing a decrease of $761,499.

Other income (expenses) increased $226,156 from 2008 to 2009 primarily because the company incurred a gain from the change in value of derivative liability of $192,628 during 2008 which was $28,352 during 2009.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At December 31, 2009 and 2008, we had $6,900 and $994 of cash and cash equivalents, and total assets amounted to $10,591 and $4,657, respectively.

Net cash used in operating activities was $210,009 and $176,980 for the years ended December 31, 2009 and 2008, respectively. The increase in the amount of net cash used in operating activities during these periods was attributable to the increase in accrual of officers’ salaries and offset by the decrease in change in value on the derivative liability and decrease in net loss compared to 2008.

Net cash used in investing activities was $1,562 and $0 for the years ended December 31, 2009 and 2008, respectively. The cash flows from investing activities during the year end December 31, 2009 was attributable to the acquisition of property and equipment.

Net cash provided by financing activities was $217,477 and $177,974 for the years ended December 31, 2009 and 2008, respectively. The cash flows from financing activities during the year end December 31, 2009 was attributable to proceeds from the sale of common stock of $34,925 and proceeds from notes payable of $374,990. In addition, we received $14,629 and repaid $242,778 of shareholder advances during the year ended December 31, 2009.

Since inception, we have incurred operating losses and, at December 31, 2009 we had an accumulated deficit of $10,620,046.

Current liabilities at December 31, 2009 consisted primarily of accounts payable, accrued expenses and accrued payroll of $1,068,035, amounts due to officers of $546,650, derivative liability of $135,705, convertible and non-convertible promissory notes net of loan discount in the amount of $907,990, and accrued interest in the amount of $489,595. Current liabilities at December 31, 2008 consisted primarily of accounts payable and accrued payroll $968,963, amounts due to officers of $172,473, derivative liability of $29,947, convertible and non-convertible promissory notes net of loan discount in the amount of $768,000, and accrued interest in the amount of $360,780.

Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have each entered into employment agreements for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries through September 30, 2009. Commencing October 1, 2009, the Company began accruing for these salaries at a rate of $50,000 per month. This waiver of salary, when in effect, not only reduced our operating expenses and net loss, it reduced the amount of capital needed to fund operations. During the year ended December 31, 2009, $110,475 was repaid to Mr. Teel and $132,304 was repaid to Mr. Thompson on outstanding advances, which includes their accrued salaries. In addition, Mr. Teel advanced the Company $1,200 and Mr. Thompson advanced the Company $13,429 during the year ended December 31, 2009.

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

ITEM 8.   FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	10

Consolidated Balance Sheets	11

Consolidated Statements of Operations	12

Consolidated Statements of Cash Flows	13-14

Consolidated Statements of Shareholders’ Equity	15

Notes to Financial Statements	16-26

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cardiff International, Inc. dba Legacy Card Company

We have audited the accompanying consolidated balance sheets of Cardiff International, Inc. dba Legacy Card Company (a development stage Company) (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended and for the period from August 29, 2001 (date of inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff International, Inc. dba Legacy Card Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and for the period from August 29, 2001 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has sustained operating losses since its inception and has negative working capital and an accumulated deficit during the years ended December 31, 2009 and 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs
A Corporation of Public Accountants

Encino, California

June 20, 2011

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$6,900	$994
Advances to employees	1,659	1,659
TOTAL CURRENT ASSETS	8,559	2,653

PROPERTY AND EQUIPMENT
Artwork	-	6,536
Computer equipment	1,562	71,050
Domain names	-	1,250
Furniture and fixtures	-	72,984
Leasehold improvements	-	9,201
Office equipment	-	31,180
Software	-	1,596
Accumulated depreciation	(130)	(192,393)
PROPERTY AND EQUIPMENT, NET	1,432	1,404

OTHER ASSETS
Deposits	600	600
TOTAL ASSETS	$10,591	$4,657

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$687,264	$698,453
Accounts payable, related party	135,348	73,087
Interest payable	489,595	360,780
Accrued payroll taxes	245,423	197,423
Derivative liability	135,705	29,947
Due to officers	546,650	172,473
Advance from International Card Establishment, Inc.	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management Corporation	100,000	100,000
Note payable, unrelated party	50,000	-
Current portion of notes payable, related-party, convertible, net of discount of $0 and $50,000, respectively	150,000	100,000
Current portion of note payable, related-party	39,990	-
TOTAL CURRENT LIABILITIES	3,147,975	2,300,163

LONG-TERM LIABILITIES
Notes payable, related-party, convertible	50,000	-
Notes payable, related-party, net of discount of $118,750	116,250	-
TOTAL LIABILITIES	3,314,225	2,300,163

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, no par value; 60,000,000 and 30,000,000 shares authorized; 55,799,517 and 49,473,683 shares issued and outstanding, net of subscription of $0 and $150,000	7,224,783	7,052,858
Additional paid-in capital	91,629	136,399
Deficit accumulated during the development stage	(10,620,046)	(9,484,763)

TOTAL SHAREHOLDERS' DEFICIT	(3,303,634)	(2,295,506)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$10,591	$4,657

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

			August 29, 2001
			(Date of Inception)
	Years Ended December 31,		through
	2009	2008	December 31, 2009

REVENUE	$183	$-	$183

COST OF SALES	-	-	-

GROSS PROFIT	183	-	183

OPERATING EXPENSES:
Consulting and outside services	68,213	1,137,750	2,846,577
Advertising	21,159	180,000	564,959
Legal services	-	192,195	952,073
Rent	-	48,390	514,936
Guaranteed payments	-	-	512,958
Officers' salaries	645,000	150,000	795,000
Salaries and wages	-	-	1,192,927
Other operating expenses	162,509	176,018	2,681,539

TOTAL OPERATING EXPENSES	896,881	1,884,353	10,060,969

LOSS FROM OPERATIONS	(896,698)	(1,884,353)	(10,060,786)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	55,979
Interest income	-	-	6,768
Change in value of derivative liability	28,352	192,628	220,980
Other miscellaneous income (expense)	(2,351)	23,435	106,854
Interest expense	(264,586)	(228,492)	(949,841)

TOTAL OTHER INCOME (EXPENSE)	(238,585)	(12,429)	(559,260)

NET LOSS	$(1,135,283)	$(1,896,782)	$(10,620,046)

Basic and diluted loss per share	$(0.02)	$(0.06)

Weighted average shares outstanding	52,102,263	33,624,780

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

			August 29, 2001
			(Date of Inception)
	Years Ended December 31,		through
	2009	2008	December 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,135,283)	$(1,896,782)	$(10,620,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130	699	237,522
Loss on disposal of property and equipment	1,404	-	1,404
Amortization of loan discount	121,879	100,000	221,879
Stock-based compensation	-	-	122,740
Change in value of derivative liability	(28,352)	(192,628)	(220,980)
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	-	1,428,222	1,438,222
Gain on settlement of accounts payable	-	(23,435)	(23,435)
(Increase) decrease in:
Advances to Employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	99,072	129,366	1,191,109
Accrued officers' salaries	600,000	150,000	750,000
Interest payable	131,141	127,578	692,954

NET CASH USED IN OPERATING ACTIVITIES	(210,009)	(176,980)	(6,015,156)

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of property and equipment	(1,562)	-	(195,359)

NET CASH USED IN INVESTING ACTIVITIES	(1,562)	-	(195,359)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	14,629	40,560	1,437,827
Repayments of shareholder advances	(242,778)	(207,288)	(1,856,355)
Proceeds from ICE advance	-	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management	-	-	100,000
Proceeds from convertible notes payable	35,000	150,000	1,283,699
Proceeds from note payable, unrelated party	50,000	-	50,000
Proceeds from notes payable, related-party	289,990	-	289,990
Proceeds from sale of common stock	34,925	201,000	4,375,115
Write-off of payable	35,711	-	35,711
Book overdraft	-	(6,298)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	217,477	177,974	6,217,415

NET INCREASE IN CASH	5,906	994	6,900

CASH AT BEGINNING OF THE YEAR	994	-	-

CASH AT END OF YEAR	$6,900	$994	$6,900

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$3,106	$20,076	$50,636

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

NON-CASH ACTIVITIES
During the year ended December 31, 2009, the Company converted $35,711 owed to an officer into equity.

During the year ended December 31, 2008, the Company issued 1,154,380 shares of common stock for the settlement of $139,945 payable to a related party. As a result the company recorded a gain on settlement of accounts payable of $23,435.

Accrued interest in the amounts of $2,326, $9,581 and $158,261 were capitalized to amounts due to officers for the years ended December 31, 2009 and 2008, and for the period from August 29, 2001 (inception) through December 31, 2009, respectively. Repayments of amounts due to officers includes payments of capitalized interest.

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
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	1,040,129
Net loss	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	471,000
Net loss	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	(3,850,066)	(2,138,104)
Issuance for cash, 2005	561,764	277,000	-	-	277,000
Stock based compensation, 2005	-	-	106,839	-	106,839
Issuance for consideration of loan, 2005	100,000	110,000	-	-	110,000
Conversion of notes payable, 2005	998,635	1,138,029	-	-	1,138,029
Warrants issued in connection with notes payable, 2005	-	-	85,734	-	85,734
Recapitalization of common equity, note 5	1,615,000	-	-	-	-
Net loss	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)
Issuance for cash, 2006	803,179	855,600	-	-	855,600
Stock based compensation, 2006	-	-	16,401	-	16,401
Issuance of common stock, 2006	550,000	-	-	-	-
Payment on subscription receivable, 2006	-	428,000	-	-	428,000
Issuance for services, 2006	120,000	-	-	-	-
Net loss	-	-	-	(1,280,821)	(1,280,821)

BALANCE, DECEMBER 31, 2006	22,365,903	4,520,591	208,974	(6,799,385)	(2,069,820)
Issuance for cash, 2007	5,704,583	714,100	-	-	714,100
Issuance for services, 2007	40,000	10,000	-	-	10,000
Payment on subscription receivable, 2007	-	23,000	-	-	23,000
Issuance of common stock, 2007	166,667	-	-	-	-
Net loss	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	5,267,691	208,974	(7,587,981)	(2,111,316)
Payment on subscriptions receivable, 2008	-	25,000	-	-	25,000
Issuance for cash, 2008	4,387,500	176,000	-	-	176,000
Issuance for services, 2008	15,654,650	1,453,222	-	-	1,453,222
Issuance for settlement of liability, 2008	1,154,380	130,945	-	-	130,945
Loan discount on convertible debt, 2008	-	-	150,000	-	150,000
Derivative liability, 2008	-	-	(222,575)	-	(222,575)
Net Loss	-	-	-	(1,896,782)	(1,896,782)

BALANCE, DECEMBER 31, 2008	49,473,683	7,052,858	136,399	(9,484,763)	(2,295,506)
Issuance for cash, 2009	2,325,834	34,925	-	-	34,925
Issuance in conjunction with debt, 2009	4,000,000	137,000	-	-	137,000
Capital contribution from officer, non-cash, 2009	-	-	35,711	-	35,711
Derivative liability, 2009	-	-	(134,110)	-	(134,110)
Loan discount on debt, 2009	-	-	53,629	-	53,629
Net Loss	-	-	-	(1,135,283)	(1,135,283)

BALANCE, DECEMBER 31, 2009	55,799,517	$7,224,783	$91,629	$(10,620,046)	$(3,303,634)

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The Company is in the development stage and as such has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management has prospective investors and believes the raising of capital will allow the Company to pursue the development of its credit card business. Should the Company not be able to raise sufficient funds, they may cease their operations.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three (3) months or less to be cash equivalents.

Advertising Costs
Advertising costs are charged to expense when incurred.  During the years ended December 31, 2009 and 2008, the amount charged to expense was $21,159 and $180,000, respectively.  From inception through December 31, 2009, advertising costs was $564,959.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments
FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At December 31, 2009 and 2008, the Company adjusted its derivative liability to its fair value and reflected the decrease in fair value of $28,352 and $192,628, respectively, as other income on the Consolidated Statement of Operations.

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

The following table summarizes fair value measurements by level at December 31, 2009 and 2008 for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$135,705	$135,705

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$29,947	$29,947

The carrying amounts reported on the balance sheet of accounts payable and other accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of notes payable and advances from shareholders approximate fair value based on prevailing interest rates.

Derivative liability was valued under the Black-Scholes model using the following assumptions at December 31, 2009 and 2008:

	December 31,
	2009	2008
Risk free interest rate	0.50% - 2.625%	0.05% - 1.50%
Volatility	100%	100%
Term	0.01 - 4.99 Years	0.30 - 4.79 Years
Dividend yield	0.00%	0.00%

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The following is a reconciliation of the value of the derivative liability:

Value at December 31, 2007	$-
Reclassification of financial instrument from equity to liabilities	222,575
Decrease in value of derivative liability	(192,628)
Value at December 31, 2008	29,947
Reclassification of financial instrument from equity to liabilities	134,110
Decrease in value of derivative liability	(28,352)
Value at December 31, 2009	$135,705

Stock Based Compensation
The Company accounts for stock options in accordance with guidance issued by the FASB using the modified prospective method. Under this method, compensation cost recognized during fiscal years 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized on a straight-line basis over the options' vesting period.

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

During the years ended December 31, 2009 and 2008, depreciation expense was $130 and $699, respectively.

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
DECEMBER 31, 2009 AND 2008

Principles of Consolidation
The consolidated financial statements include the accounts of Cardiff International, Inc. and its wholly owned subsidiary, Legacy Card Company. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassifications
The Company reclassified certain amounts from 2008 to conform to the current year presentation.

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS 157 (ASC Topic 820), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2009, FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the Standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the Standard will have on our consolidated financial statements. Because we did not elect to apply the fair value accounting option, the adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results.

In December 2008, the FASB issued SFAS No. 141(R) (ASC Topic 805), Business Combinations, and SFAS No. 160 (ASC Topic 810), Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early adoption is prohibited. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

In February 2008, the FASB issued SFAS No. 159 (ASC Topic 825), The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for us in fiscal years beginning after July 1, 2009. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

In March 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161 (ASC Topic 815), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2009, with earlier adoption allowed. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

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
DECEMBER 31, 2009 AND 2008

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

Due to Officers
The Company borrows funds from Daniel Thompson and Gary Teel; both of whom are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has employment agreements with these officers (see Employment Agreements). The total balance due to Daniel Thompson and Gary Teel for accrued salaries, advances, and accrued interest, at December 31, 2009 and 2008, was $546,650 and $172,473, respectively.

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances through September 30, 2009. Effective October 1, 2009, both Daniel Thompson and Gary Teel have cancelled their waiver and the Company has accrued these salaries in accordance with the terms of the employment agreements. At December 31, 2009 and 2008, $750,000 and $150,000 has been accrued in connection with their employment agreements, respectively.  These amounts are included as amounts Due to Officers on the balance sheet. In September, 2010 the Company entered into a severance agreement with Mr. Teel (see note 8).

Accounts Payable- Related Party
During the year ended December 31, 2009, the Company issued 1,154,380 shares of common stock for the settlement of $139,945 payable to a related party.  At December 31, 2009 and 2008 the Company had amounts payable to this related party of $135,348 and $73,087, respectively, for professional services rendered.

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Notes Payable- Related Party

During the year ended December 31, 2009, the Company entered into several loan agreements (convertible and non- convertible) with related parties (see note 3).

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

During 2004, the Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at December 31, 2009 and 2008, of which a portion is convertible into shares of the Company’s common stock.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement as of December 31, 2009 and continues to accrue interest on the outstanding principal balance.

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at December 31, 2009 and 2008. At December 31, 2009, the Company was in default on this loan agreement.

International Card Establishment, Inc.
The Company entered into an agreement with International Card Establishment, Inc. (“ICE”) on April 19, 2007 whereby ICE will be the exclusive provider for the rewards and loyalty programs related to merchant contributions to a 529 College Savings Plan.

In connection with the agreement, the Company received a $50,000 advance from ICE during the second quarter of 2008. This advance is to be repaid within 120 days of written notice by ICE if the Company launches the card in a test market and the results of that test launch prove to be unsuccessful. If the Company fails to make the required payment within 120 days, the Company will be granted an additional 30 day period to remedy the default. If the Company does not remedy the default within this 30 day period, ICE may, at its discretion, convert the $50,000 debt to equity equaling 10% of the outstanding stock of the Company on a fully diluted basis.

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

The balance outstanding on the advance from ICE at December 31, 2009 and 2008 was $50,000.

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Convertible Notes Payable – Related Party
On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matures in April 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2009. As of December 31, 2009 and June 20, 2011, the Company is in default on this Convertible Debenture and the warrants have not been exercised.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures on March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity.

On April 29, 2009, the Company entered into an unsecured Convertible Debenture agreement with a shareholder in the amount of $35,000.  The Debenture is convertible into common shares of the Company at $0.08 per share at the option of the holder no earlier than August 21, 2009.  The Debenture bears interest at 12% per year, matures on April 29, 2011, and is unsecured.  All principal and unpaid accrued interest is due at maturity. Subsequent to year-end, the Company defaulted on this Convertible Debenture.

Notes Payable – Related Party
On March 12, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on September 12, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture.  As of December 31, 2009, the Company was in default on this debenture and the warrants have not been exercised. Subsequent to year end, on March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company is due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012.

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on October 27, 2009.  In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire on April 27, 2014. As a result of the warrants issued, the Company recorded a $19,990 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. As of December 31, 2009 and subsequent to year end, as of June 20, 2011, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

On May 27, 2009, the Company entered into an unsecured Promissory Note with a shareholder for $15,000. The Note bears interest at 10% per year and matured on August 26, 2009. In conjunction with the Note, the Company issued 1,500,000 shares of its common stock to the lender. As of December 31, 2009, the Company was in default on this note. Subsequent to year end, in April 2011, the Company repaid the principal and interest balance due under this Note.

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and officer of the Company for $250,000. As of December 31, 2009, the Company has received $220,000 in connection with this preferred debenture. The Debenture bears interest at 7% per year, matures on October 8, 2014, and is unsecured.  Monthly interest-only payments are due from November 1, 2009 through October 1, 2014. The principal and accrued and unpaid interest balances are due upon maturity. In conjunction with the Debenture, the Company issued 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. Subsequent to year-end, as of June 20, 2011, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender.

Note Payable – Unrelated Party

On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matured on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share, which expire on June 2, 2014. As a result of the warrants issued, the Company recorded a $13,639 debt discount during 2009. As of December 31, 2009 and subsequent to year end, as of June 20, 2011, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

4.         COMMITMENTS AND CONTINGENCIES

Operating Leases
Lease expense for the years ended December 31, 2009 and 2008 was $0 and $48,390, respectively.  From inception through December 31, 2009, rent expense was $514,936.

Litigation
On June 2, 2005, the Company went to trial for a complaint filed by a prior officer of the Company, alleging that his employment was not terminated in January 2002, and claiming back wages.  The Court issued a ruling and order that found that the officer was entitled to back pay.  On September 15, 2006, the Company reached a settlement with the prior officer of the Company in the amount of $225,000, payable in monthly installments of $25,000, which resulted in a gain of $36,958.  The unpaid amount balance amounted to $156,250 at December 31, 2006. The remaining balance due was paid in 2008.

Payroll Taxes
The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of December 31, 2009, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

Employment Agreement
On October 8, 2009, the Company entered into a five-year Employment Agreement for the Company’s new President. The employment agreement calls for a salary of $180,000 per year. In conjunction with the employment agreement, the Company granted stock options for 2,500,000 shares of its common stock with an option price of $0.10 per share. The options vest on the anniversary date of the Employment Agreement at a rate of 500,000 shares each year for five years.

Cash Deposits
The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of December 31, 2009.

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

6.         INCOME TAXES

At December 31, 2009, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. As of December 31, 2009 management is still determining the amount of net operating loss carryforwards that are available to offset federal and state taxable income and their respective expiration dates.

As of December 31, 2009 and 2008, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2009 and 2008, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2004, and by the IRS for tax years through 2005. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. As of December 31, 2009 the Company has not filed all statutory filings.

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

7.         STOCK OPTIONS AND WARRANTS

Stock Options
The Company has granted no stock options to consultants or employees between 2005 through 2008. During 2009, the Company granted 2,500,000 stock options to an employee. Stock based compensation expense related to an employee for the year ended December 31, 2009 and 2008 amounted to $5,558 and $0, respectively, and $128,298 from August 1, 2001 (date of inception) through December 31, 2009.

The following is a schedule summarizing stock option activity for the years ended December 31, 2009 and 2008:

		Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2007	425,000	$1.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	425,000	1.37
Granted	2,500,000	0.10
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2009	2,925,000	$1.37
Exercisable at December 31, 2009	425,000	$1.37

The estimated weighted-average fair value of options granted during 2009 was $0.05 per share and was calculated using Black-Scholes pricing model based on the following assumptions:

December 31, 2009
Risk free interest rate	2.33%
Volatility	100%
Term	5 years
Dividend yield	0.00%

As of December 31, 2009, the total unrecognized fair value compensation cost related to non-vested stock options was $81,750 which is expected to be recognized over 4.77 years.

Information about stock options outstanding at December 31, 2009 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Shares	Remaining	Exercise Price of	Shares	Exercise Price of
Price	Outstanding	Contractual Life	Shares Outstanding	Exercisable	Shares Exercisable

$1.25	325,000	1.0 year	$1.25	325,000	$1.25
$1.75	100,000	1.0 year	$1.75	100,000	$1.75
$0.10	2,500,000	4.77 years	$0.10	-	N/A
	2,925,000			425,000

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Warrants
The Company also issued warrants to purchase shares of common stock in 2009 and 2008. As of December 31, 2009, the Company has approximately 22,546,741 warrants outstanding with exercise prices ranging from $0.03 per share to $1.75 per share. These warrants expire through September 2014.

The following table summarizes information about warrants outstanding at December 31, 2009:

		Weighted-
		Average
Exercise	Number of	Remaining
Prices	Warrants	Life

$0.03 - $0.15	17,420,834	3.69 years
$0.20 - $0.50	4,043,334	2.94 years
$1.10 - $1.75	1,082,573	0.65 years
Total warrants outstanding:	22,546,741

8.         SUBSEQUENT EVENTS

Notes Payable
On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The note bears interest at 8% per year and matures on June 3, 2011, when the principal and accrued and unpaid interest is due. The Note is convertible into the Company’s common shares at $0.08 per share. In conjunction with this loan, the Company issued warrants to purchase 5,000,000 shares of its common stock, exercisable at $0.08 per share, which expire on June 3, 2015.  As of June 20, 2011, the Company is in default on this Note.

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

On March 24, 2011, the Company amended a note payable to a shareholder in the amount of $20,000.  The amendment provided for a reduction in the principal balance to $15,000 and for repayment in annual installments of principal in the amount of $5,000 plus accrued interest, commencing March 12, 2012.

Severance Agreement with Officer
On September 1, 2010, the Company entered into a Severance Agreement with the Gary Teel, the Company’s former CFO. As part of the severance agreement, the Company will pay Mr. Teel $90,000 in 36 monthly installments, commencing on September 1, 2010, and the unpaid accrued salaries at September 1, 2010 ($75,000 at December 31, 2009) are no longer due.

Stock Options and Warrants
On February 3, 2010, the Company issued options to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share to a related party. The options expire on February 3, 2015 and vested immediately. As of June 20, 2011, there have been no options exercised.

On February 3, 2010, the Company issued options to purchase 3,000,000 shares of the Company’s common stock at $0.05 per share to its officer. The options expire on February 3, 2015 and vested immediately.  As of June 20, 2011, there have been no options exercised.

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Employment Agreement
On June 1, 2011, the Company entered into a five-year Employment Agreement for the Company’s new Chief Operating Officer. The employment agreement calls for a salary of $240,000 per year. In conjunction with the employment agreement, the Company granted stock options for 2,500,000 shares of its common stock with an option price of $0.10 per share. The options vest at a rate of 500,000 shares each year for five years.

Issuance of Common Stock
The Company received $169,000 in exchange for 2,564,891 shares of common stock from January 1, 2010 through June 20, 2011. As of June 20, 2011, 241,667 of these shares were due to be issued to the investors.

The Company issued 60,000 shares of common stock for services with a total value of $3,000 from January 1, 2010 through June 20, 2011.

The Company granted 11,250,000 shares of common stock during 2011 as part of two financing agreements. As of June 20, 2011, 10,000,000 shares were due to be issued.

Total shares of common stock issued from January 1, 2010 through June 20, 2011 totaled 13,874,891. At June 20, 2011, there were 10,241,667 shares due to be issued.

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

As described below under Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Rose, Snyder & Jacobs, our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our CEO and CFO have concluded that, as of December 31, 2009, our internal controls over financial reporting were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was ineffective as of December 31, 2009. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2009, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

Name and Other Annual Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Options/ SAR’s (#)	LTIP Payouts	Other Compensation
Gary R. Teel, Chairman	2009	-300,000-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-75,000-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daniel Thompson, CEO	2009 2008	-300,000- -75,000-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Teel and Mr. Thompson each waived their unpaid salary since the inception of Legacy through September 30, 2009. Effective October 1, 2009, the officers are no longer waiving payment of any salary earned as of October 1, 2009.

Employment Agreements

On June 3, 2002 we entered into employment agreements with each of Gary R. Teel and Daniel Thompson. The terms of the agreements are similar and include the following terms: (1) monthly salaries of $25,000, (ii) annual bonus of 2% pre-tax profits, (iii) five year term; (iv) medical and health benefits; (v) termination without cause results in compensation paid for four years, (vi) the sale of the Company results in compensation paid for three years. Mr. Teel and Mr. Thompson each waived there salary since the inception of Legacy through September 30, 2009.  On September 1, 2010 the company entered into a severance agreement with Mr. Teel.

Stock Options Granted in the Last Fiscal Year

No options to purchase shares of common stock granted to officers/ directors during 2009.

Aggregated Option Exercise in Last Fiscal Year and Fiscal Year-end Option Values

No officer/ director of Cardiff were offered any options during 2009.

Equity Compensation Plan Information

We have not adopted any equity compensation plans as of the date of this Form 10-K. It is likely that one or more equity compensation plans may be adopted in the near future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our Common Stock beneficially owned as of December 31, 2009 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

Shareholder	Common Stock (1)		Percentage

Gary R. Teel (2)	6,334,848	(3)	11.3%
Daniel Thompson (2)	3,078,528	(4)	5.5%
Joseph DiLeonardo (2)	700,000		1.2%
All officers and directors as a group 3 persons	10,113,376		18.1%
Steven Posner	5,700,000		10.2%

TOTAL	55,799,517		100%

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

During the year ended December 31, 2009, we repaid loans to officers / directors Gary Teel and Daniel Thompson. A total of $132.304 was repaid to Mr. Teel and $110,475 was repaid to Mr. Thompson.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

Rose, Snyder & Jacobs have been appointed to audit the consolidated financial statements of Cardiff for the years ended December 31, 2009 and 2008 and to report the results of their audit to the Board of Directors.

Fees billed to Cardiff by Rose, Snyder & Jacobs

Rose, Snyder & Jacobs		2009	2008
(1)	Audit fees	$27,695	$53,320
(2)	Tax fees	$0	$0
(3)	Other fees	$0	$0

(1)
Audit fees billed to Cardiff by Rose, Snyder & Jacobs were for professional services performed in connection with the audit of Cardiff's annual financial statements and for review of the quarterly financial information.

(2)	Tax services generally include fees for services performed related to tax compliance.

(3)	Rose, Snyder & Jacobs did not bill Cardiff for other services during 2009 and 2008.

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

Cardiff International, Inc.

Dated: June 20, 2011	By: /s/ Daniel Thompson
Chairman/Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel Thompson	CEO/President	June 20, 2011