Form 10-K
period 2010-12-31
CARDIFF INTERNATIONAL INC
filed 2011-07-08
CIK 811222

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-49709

CARDIFF INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

COLORADO	84-1044583
(State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16255 Ventura Boulevard, Suite 525 Encino, CA	91436
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 783-2100

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, No Par Value

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.   No ☐.

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: Smaller Reporting Company ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State Issuer’s revenues for its most recent fiscal year: $0

As of December 31, 2010 there were 46,191,032 shares of the Issuer’s common stock held by non-affiliates.

The number of shares outstanding of the Registrant’s Common Stock (inclusive of book entry shares that are subject to vesting) as of July 6, 2011, was 59,926,681.

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

What Is Mission Tuition

Mission Tuition is building one of the largest merchant shopping networks in America consisting of all the top name merchants; offering in-store savings and coupon savings with local, regional and national merchants throughout America. Each merchant providing savings and/or a cash rebate to our members educational account. Thousands of leading retailers are part of the rewards program.  Our tax-free educational savings program provides a platform for “educational savings” which encourages regular and daily use of the program. Cardiff’s Mission Tuition program helps families save for college.  Mission Tuition encourages members to contribute to their educational savings with contributions generated by on-line and in-store purchases. Mission Tuition also offers zip code shopping with proprietary software allowing the member to see what stores are offering the best cash-rebates and discounts within 10, 25 or 50 miles radius of their location.

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

Wells Fargo Bank

The Omnibus account will reside at Wells Fargo Bank. Cardholders who elect not to activate a 529 immediately will have the option to participate in Higher Educational Omnibus Savings program residing at Wells Fargo Bank. Once the cardholder reaches the required amount ($250 minimum in most states) Cardiff will notify Mission Tuition members they now qualify for their state’s 529 program providing them the necessary information to designate a State Fund Manager.

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

Cardiff Merchant Coalition

As of December 31, 2010, approximately 30,000 businesses were part of the Cardiff Merchant Coalition, with multiple locations throughout America.

Issuer of the Mission Tuition MasterCard

Cardiff entered into an agreement with Amalgamated Bank of Chicago on January 8, 2010 as a joint venture with American Union Financial Services (AUFS) which presently markets a credit card program.

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

ITEM 1A. Risk Factors

Operating History: We have not commenced active business operations. We anticipate we will commence active operations during the third quarter of 2011. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

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

Auditor’s Opinion has a Going Concern Qualification: Our auditor’s report dated July 6, 2011 for the years ended December 31, 2010 and 2009 and for the period from August 29, 2001 (date of inception) through December 31, 2010 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Cardiff’s shareholders for a vote during the year ended December 31, 2010.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is quoted on the OTC “Bulletin Board” under the symbol “CDIF”. During the last three years, there has only been limited trading in our common stock.

As of December 31, 2010 there were 58,104,408 shares of common stock outstanding and approximately 721 stockholders of record of common stock.

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

Results of Operations

The following table sets forth certain selected condensed consolidated statement of operations data for the years ended December 31, 2010 and 2009:
	Year Ended December 31,
	2010	2009

Revenue	$585	$183
Cost of goods sold	-	-

Gross profit	585	183

Operating Expenses	1,419,278	896,881

Loss from Operations	(1,418,693)	(896,698)

Other income (expense)	(870,647)	(238,585)

Loss before provision for income taxes	(2,289,340)	(1,135,283)
Provision for income taxes	-	-
Net Loss	$(2,289,340)	$(1,135,283)

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The Company had no operating revenues for the years ended December 31, 2010 or 2009.

The Company had operating expenses of $1,419,278 for the year ended December 31, 2010 compared to $896,881 for the year ended December 31, 2009, representing an increase of $522,397. This increase was primarily a result of increase in stock-based compensation and warrants issued for services which were offset by decreases in officers’ salaries.

Other income (expenses) increased $632,062 from 2009 to 2010 primarily because the company incurred interest expense of $264,586 during 2009 which was $329,268 during 2010, and a gain from the change in value of derivative liability of $28,352 during 2009 which was a loss of $541,037 during 2010.

These factors resulted in a net loss of $2,289,340 for the year ended December 31, 2010 compared to $1,135,283 for the year ended December 31, 2009, representing a increase of $1,154,057.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At December 31, 2010 and 2009, we had $1,822 and $6,900 of cash and cash equivalents, and total assets amounted to $7,635 and $10,591, respectively.

Net cash used in operating activities was $196,140 and $210,009 for the years ended December 31, 2010 and 2009, respectively. The decrease in the amount of net cash used in operating activities during these periods was attributable to the increase in net loss, stock-based compensation, issuances of warrants for services, change in fair value of derivative liability and interest accrual which were offset by the decrease in accrual of officers’ salaries compared to 2009.

Net cash used in investing activities was $3,212 and $1,562 for the years ended December 31, 2010 and 2009, respectively. The cash flows from investing activities during the year end December 31, 2010 was attributable to the acquisition of property and equipment.

Net cash provided by financing activities was $194,274 and $217,477 for the years ended December 31, 2010 and 2009, respectively. The cash flows from financing activities during the year end December 31, 2010 was attributable to proceeds from the sale of common stock of $188,000 and proceeds from notes payable of $280,000, which were offset by repayments on notes payable of $39,410. In addition, we received $24,300 and repaid $258,616 of shareholder advances during the year ended December 31, 2010.

Since inception, we have incurred operating losses and, at December 31, 2009 we had an accumulated deficit of $12,909,386.

Current liabilities at December 31, 2010 consisted primarily of accounts payable, accrued expenses, accrued officer’s salaries, accrued payroll taxes and settlement payable to shareholder of $1,369,618, amounts due to officer of $324,669, derivative liability of $1,886,224, convertible and non-convertible promissory notes net of loan discounts in the amount of $1,053,823, and accrued interest in the amount of $646,102. Current liabilities at December 31, 2009 consisted primarily of accounts payable, accrued expenses and accrued payroll taxes of $1,068,035, amounts due to officers of $546,650, derivative liability of $135,705, convertible and non-convertible promissory notes net of loan discount in the amount of $907,990, and accrued interest in the amount of $489,595.

Gary R. Teel and Daniel Thompson, the officers and directors of the Company, have each entered into employment agreements for a monthly salary of $25,000 ($300,000 annually); however, both have waived their unpaid salaries through September 30, 2008. Commencing October 1, 2008, the Company began accruing for these salaries at a rate of $50,000 per month. This waiver of salary, when in effect, not only reduced our operating expenses and net loss, it reduced the amount of capital needed to fund operations. During the year ended December 31, 2010, $79,000 was repaid to Mr. Teel and $179,616 was repaid to Mr. Thompson on outstanding advances, which includes their accrued salaries. In addition, Mr. Thompson advanced the Company $24,300 during the year ended December 31, 2010. On September 1, 2010, the Company entered into a separation agreement with Mr. Teel, which resulted in Mr. Teel forgiving the company of $387,664 in advances, including accrued salaries, for a $90,000 settlement. During the year ended December 31, 2009, $110,475 was repaid to Mr. Teel and $132,304 was repaid to Mr. Thompson on outstanding advances, which includes their accrued salaries. In addition, Mr. Teel advanced the Company $1,200 and Mr. Thompson advanced the Company $13,429 during the year ended December 31, 2009.

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

ITEM 8. FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	13

Consolidated Balance Sheets	14

Consolidated Statements of Operations	15

Consolidated Statements of Cash Flows	16-17

Consolidated Statements of Shareholders’ Equity	18

Notes to Financial Statements	19-29

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cardiff International, Inc. dba Legacy Card Company

We have audited the accompanying consolidated balance sheets of Cardiff International, Inc. dba Legacy Card Company (a development stage company) (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended and for the period from August 29, 2001 (date of inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff International, Inc. dba Legacy Card Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended and for the period from August 29, 2001 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has sustained operating losses since its inception and has negative working capital and an accumulated deficit during the years ended December 31, 2010 and 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs
A Corporation of Public Accountants

Encino, California

July 6, 2011

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS
	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$1,822	$6,900
Advances to employees	1,659	1,659

TOTAL CURRENT ASSETS	3,481	8,559

PROPERTY AND EQUIPMENT
Computer equipment	4,124	1,562
Patents and trademarks	650	-
Accumulated depreciation	(1,220)	(130)

PROPERTY AND EQUIPMENT, NET	3,554	1,432

OTHER ASSETS
Deposits	600	600

TOTAL ASSETS	$7,635	$10,591

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$683,859	$687,264
Accounts payable, related party	183,896	135,348
Interest payable	646,102	489,595
Accrued officer's salaries	180,000	-
Accrued payroll taxes	291,863	245,423
Current portion of settlement payable, shareholder	30,000	-
Derivative liability	1,886,224	135,705
Due to officers	324,669	546,650
Advance from International Card Establishment, Inc.	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management Corporation	100,000	100,000
Note payable, unrelated party	50,000	50,000
Note payable, convertible, unrelated party, net of discount of $104,167	145,833	-
Current portion of notes payable, related-party, convertible	150,000	150,000
Current portion of notes payable, related-party	39,990	39,990

TOTAL CURRENT LIABILITIES	5,280,436	3,147,975

LONG-TERM LIABILITIES
Settlement payable, shareholder	50,000	-
Notes payable, related-party, convertible	50,000	50,000
Notes payable, related-party, net of discount of $93,750 and $118,750, respectively	131,841	116,250

TOTAL LIABILITIES	5,512,277	3,314,225

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, no par value; 60,000,000 shares authorized; 58,104,408 and 55,799,517 shares issued and outstanding	7,415,783	7,224,783
Additional paid-in capital	(11,039)	91,629
Deficit accumulated during the development stage	(12,909,386)	(10,620,046)

TOTAL SHAREHOLDERS' DEFICIT	(5,504,642)	(3,303,634)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$7,635	$10,591

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

	Years Ended December 31,		August 29, 2001 (Date of Inception) through
	2010	2009	December 31, 2010

REVENUE	$585	$183	$768

COST OF SALES	-	-	-

GROSS PROFIT	585	183	768

OPERATING EXPENSES:
Consulting and outside services	106,568	68,213	2,953,145
Advertising	14,446	21,159	579,405
Legal services	-	-	952,073
Rent	-	-	514,936
Guaranteed payments	-	-	512,958
Officers' salaries	580,000	645,000	1,375,000
Salaries and wages	-	-	1,192,927
Other operating expenses	718,264	162,509	3,399,803

TOTAL OPERATING EXPENSES	1,419,278	896,881	11,480,247

LOSS FROM OPERATIONS	(1,418,693)	(896,698)	(11,479,479)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	55,979
Interest income	-	-	6,768
Change in value of derivative liability	(541,037)	28,352	(320,057)
Other miscellaneous income (expense)	(342)	(2,351)	106,512
Interest expense	(329,268)	(264,586)	(1,279,109)

TOTAL OTHER INCOME (EXPENSE)	(870,647)	(238,585)	(1,429,907)

NET LOSS	$(2,289,340)	$(1,135,283)	$(12,909,386)

Basic and diluted loss per share	$(0.04)	$(0.02)

Weighted average shares outstanding	57,353,981	52,102,263

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

	Years Ended December 31,		August 29, 2001 (Date of Inception) through
	2010	2009	December 31, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,289,340)	$(1,135,283)	$(12,909,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,090	130	238,612
Loss on disposal of property and equipment	-	1,404	1,404
Amortization of loan discount	170,833	121,879	392,712
Stock-based compensation	304,350	-	427,090
Change in value of derivative liability	541,037	(28,352)	320,057
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants for services	254,800	-	254,800
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	3,000	-	1,441,222
Gain on settlement of accounts payable	-	-	(23,435)
(Increase) decrease in:
Advances to Employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	91,583	99,072	1,282,692
Accrued officers' salaries	580,000	600,000	1,330,000
Interest payable	156,507	131,141	849,461
Settlement payable	(10,000)	-	(10,000)

NET CASH USED IN OPERATING ACTIVITIES	(196,140)	(210,009)	(6,211,296)

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of property and equipment	(3,212)	(1,562)	(198,571)

NET CASH USED IN INVESTING ACTIVITIES	(3,212)	(1,562)	(198,571)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	24,300	14,629	1,462,127
Repayments of shareholder advances	(258,616)	(242,778)	(2,114,971)
Proceeds from ICE advance	-	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management	-	-	100,000
Proceeds from convertible notes payable, related-party	-	35,000	1,283,699
Proceeds from note payable, unrelated party	-	50,000	50,000
Proceeds from note payable, convertible, unrelated party	250,000	-	250,000
Proceeds from notes payable, related-party	30,000	289,990	319,990
Repayments of notes payable, related-party	(39,410)	-	(39,410)
Proceeds from sale of common stock	188,000	34,925	4,563,115
Write-off of payable	-	35,711	35,711

NET CASH PROVIDED BY FINANCING ACTIVITIES	194,274	217,477	6,411,689

NET INCREASE (DECREASE) IN CASH	(5,078)	5,906	1,822

CASH AT BEGINNING OF THE YEAR	6,900	994	-

CASH AT END OF YEAR	$1,822	$6,900	$1,822

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$1,400	$3,106	$52,036

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

NON-CASH ACTIVITIES

During the year ended December 31, 2010, the Company entered into a separation agreement with an officer and shareholder of the Company whereby the Company agreed to pay the shareholder $90,000 and the shareholder agreed to forgive the balance due to him, including accrued salaries, of $387,664.

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

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	1,040,129
Net loss	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	471,000
Net loss	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	(3,850,066)	(2,138,104)
Issuance for cash, 2005	561,764	277,000	-	-	277,000
Stock based compensation, 2005	-	-	106,839	-	106,839
Issuance for consideration of loan, 2005	100,000	110,000	-	-	110,000
Conversion of notes payable, 2005	998,635	1,138,029	-	-	1,138,029
Warrants issued in connection with notes payable , 2005	-	-	85,734	-	85,734
Recapitalization of common equity, note 5	1,615,000	-	-	-	-
Net loss	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)
Issuance for cash, 2006	803,179	855,600	-	-	855,600
Stock based compensation, 2006	-	-	16,401	-	16,401
Issuance of common stock, 2006	550,000	-	-	-	-
Payment on subscription receivable, 2006	-	428,000	-	-	428,000
Issuance for services, 2006	120,000	-	-	-	-
Net loss	-	-	-	(1,280,821)	(1,280,821)

BALANCE, DECEMBER 31, 2006	22,365,903	4,520,591	208,974	(6,799,385)	(2,069,820)
Issuance for cash, 2007	5,704,583	714,100	-	-	714,100
Issuance for services, 2007	40,000	10,000	-	-	10,000
Payment on subscription receivable, 2007	-	23,000	-	-	23,000
Issuance of common stock, 2007	166,667	-	-	-	-
Net loss	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	5,267,691	208,974	(7,587,981)	(2,111,316)
Payment on subscriptions receivable, 2008	-	25,000	-	-	25,000
Issuance for cash, 2008	4,387,500	176,000	-	-	176,000
Issuance for services, 2008	15,654,650	1,453,222	-	-	1,453,222
Issuance for settlement of liability, 2008	1,154,380	130,945	-	-	130,945
Loan discount on convertible debt, 2008	-	-	150,000	-	150,000
Derivative liability, 2008	-	-	(222,575)	-	(222,575)
Net Loss	-	-	-	(1,896,782)	(1,896,782)

BALANCE, DECEMBER 31, 2008	49,473,683	7,052,858	136,399	(9,484,763)	(2,295,506)
Issuance for cash, 2009	2,325,834	34,925	-	-	34,925
Issuance in conjunction with debt, 2009	4,000,000	137,000	-	-	137,000
Capital contribution from officer, non-cash, 2009	-	-	35,711	-	35,711
Derivative liability, 2009	-	-	(134,110)	-	(134,110)
Loan discount on debt, 2009	-	-	53,629	-	53,629
Net Loss	-	-	-	(1,135,283)	(1,135,283)

BALANCE, DECEMBER 31, 2009	55,799,517	7,224,783	91,629	(10,620,046)	(3,303,634)
Issuance for cash, 2010	2,244,891	188,000	-	-	188,000
Issuance for services, 2010	60,000	3,000	-	-	3,000
Derivative liability, 2010	-	-	(1,209,482)	-	(1,209,482)
Loan discount on debt, 2010	-	-	250,000	-	250,000
Settlement of liability, 2010	-	-	297,664	-	297,664
Stock-based compensation, 2010	-	-	304,350	-	304,350
Warrants issued for services, 2010	-	-	254,800	-	254,800
Net Loss	-	-	-	(2,289,340)	(2,289,340)

BALANCE, DECEMBER 31, 2010	58,104,408	$7,415,783	$(11,039)	$(12,909,386)	$(5,504,642)

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Advertising Costs
Advertising costs are charged to expense when incurred.  During the years ended December 31, 2010 and 2009, the amount charged to expense was $14,446 and $21,159, respectively.  From inception through December 31, 2010, advertising costs was $579,405.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments
FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At December 31, 2010 and 2009, the Company adjusted its derivative liability to its fair value and reflected the increase in fair value of $541,037 and $28,352, respectively, as other income on the Consolidated Statement of Operations.

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

The following table summarizes fair value measurements by level at December 31, 2010 and 2009 for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$1,886,224	$1,886,224

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$135,705	$135,705

The carrying amounts reported on the balance sheet of accounts payable and other accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of notes payable and amounts due to officers approximate fair value based on prevailing interest rates.

Derivative liability was valued under the Black-Scholes model using the following assumptions at December 31, 2010 and 2009:

	December 31,
	2010	2009
Risk free interest rate	0.145% - 2.125%	0.50% - 2.625%
Volatility	100%	100%
Term	0.01 - 4.58 Years	0.01 - 4.99 Years
Dividend yield	0.00%	0.00%

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The following is a reconciliation of the value of the derivative liability:

Value at December 31, 2008	$29,947
Reclassification of financial instrument from equity to liabilities	134,110
Decrease in value of derivative liability	(28,352)
Value at December 31, 2009	135,705
Reclassification of financial instrument from equity to liabilities	1,209,482
Increase in value of derivative liability	541,037
Value at December 31, 2010	$1,886,224

Stock Based Compensation
The Company accounts for stock options in accordance with guidance issued by the FASB using the modified prospective method. Under this method, compensation cost recognized during fiscal years 2010 and 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized on a straight-line basis over the options' vesting period.

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

Years
Computer equipment	3
Patents and trademarks	10

During the years ended December 31, 2010 and 2009, depreciation expense was $1,090 and $130, respectively.

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
DECEMBER 31, 2010 AND 2009

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

In December 2008, the FASB issued SFAS No. 141(R) (ASC Topic 805), Business Combinations, and SFAS No. 160 (ASC Topic 810), Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early adoption is prohibited. The adoption of this accounting pronouncement did not  have a material effect on our consolidated financial statements.

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

In March 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161 (ASC Topic 815), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2009, with earlier adoption allowed. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” which is intended to enhance the usefulness of fair value measurements by requiring both the disaggregation of the information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 31, 2010 and for interim periods within those years. This ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – Scope Clarification” which is intended to clarify which transactions require a decrease in ownership provisions particularly for non-controlling interests in consolidated financial statements. In addition, it requires increased disclosures about deconsolidation of a subsidiary. It requires retrospective application and is effective for the first interim or annual periods ending on or after December 15, 2009. Adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2020-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash” which is intended to clarify the accounting treatment for a stock portion of a shareholder distribution that (1) contains both cash and stock components, (2) allows shareholders to select their preferred form of distribution, and (3) limits the total amount of cash to be distributed. It defines a stock dividend as a dividend that takes nothing from the property of an entity and adds nothing to the interests of an entity’s shareholders because the proportional interest of each shareholder remains the same. The stock portion of the distribution must be treated as a stock issuance and be reflected in the EPS calculation prospectively. It requires retrospective application and is effective for annual periods ending on or after December 15, 2009. Adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU was adopted effective on January 1, 2010 and it did not have a material impact on our consolidated financial statements.

2.	RELATED PARTY TRANSACTIONS

Separation and Release Agreement with Officer
On September 1, 2010, the Company entered into a Separation and Release Agreement with the Gary Teel, the Company’s former CFO. As part of the agreement, the Company will pay Mr. Teel $90,000 in 36 monthly installments of $2,500, commencing on September 1, 2010, and the amount due to him of $387,664, including the balance of unpaid accrued salaries at September 1, 2010 are no longer due to him.

Due to Officers
The Company borrows funds from Daniel Thompson and Gary Teel; both of whom are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has employment agreements with these officers (see Employment Agreements). However, during 2010, the Company entered into a Separation and Release agreement with Gary Teel, and no amounts were due to him in connection with accrued salaries, advances, and accrued interest at December 31, 2010. The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at December 31, 2010, was $324,669.  The total balance due to Daniel Thompson and Gary Teel for accrued salaries, advances, and accrued interest, at December 31, 2009, was $546,650.

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances through September 30, 2008. Effective October 1, 2008, both Daniel Thompson and Gary Teel have cancelled their waiver and the Company has accrued these salaries in accordance with the terms of the employment agreements. Beginning April 2010, Mr. Teel no longer served as the Company’s CFO, and on September 1, 2010, the Company entered into a separation and release agreement with Mr. Teel. As a result, the Company stopped accruing for his salaries in April 2010.  At December 31, 2010 and 2009, $675,000 and $750,000 has been accrued in connection with their employment agreements, respectively.  These amounts are included as amounts Due to Officers on the balance sheet.

Accounts Payable- Related Party
During the year ended December 31, 2009, the Company issued 1,154,380 shares of common stock for the settlement of $139,945 payable to a related party.  At December 31, 2010 and 2009 the Company had amounts payable to this related party of $183,896 and $135,348, respectively, for professional services rendered.

Notes Payable- Related Party
During the year ended December 31, 2010 and 2009, the Company entered into several loan agreements (convertible and non- convertible) with related parties (see note 3).

3.         NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES

Legacy Investors, LLC
On August 5, 2004, Legacy Card  Company entered into a loan agreement with Legacy Investors, LLC, a Florida limited liability company.  The initial loan amount of $1,000,000 (the “Initial Loan Amount”) was made by Legacy Investors, LLC upon the satisfaction of the post-closing covenant, comprised of a convertible debenture in the amount of $500,000 and an initial debenture for the amount of $500,000.  Legacy Investors, LLC required funds to be deposited into an escrow account.  Disbursements were required to be from an escrow agent. The convertible debenture and initial debentures bear interest at 10.00% per year and matured in August 2006.  The indebtedness was convertible into Series A Preferred Membership interests of the Company. This loan is secured by all assets of the Company.

During 2004,Legacy Card Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at December 31, 2010 and 2009, of which a portion is convertible into shares of the Company’s common stock.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement as of December 31, 2010 and continues to accrue interest on the outstanding principal balance.

Maricopa Equity Management Corporation
On October 27, 2005, Legacy Card Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at December 31, 2010 and 2009. At December 31, 2010,Legacy Card Company was in default on this loan agreement.

International Card Establishment, Inc.
Legacy Card Company entered into an agreement with International Card Establishment, Inc. (“ICE”) on April 19, 2007 whereby ICE will be the exclusive provider for the rewards and loyalty programs related to merchant contributions to a 529 College Savings Plan.

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
DECEMBER 31, 2010 AND 2009

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

The balance outstanding on the advance from ICE at December 31, 2010 and 2009 was $50,000.

Convertible Notes Payable – Related Party
On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matures in April 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2009. As of December 31, 2010 and subsequent to year-end, the Company is in default on this Convertible Debenture and the warrants have not been exercised.

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

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on October 27, 2009.  In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire on April 27, 2014. As a result of the warrants issued, the Company recorded a $19,990 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. As of December 31, 2010 and subsequent to year end, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

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

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and officer of the Company for $250,000. As of December 31, 2009, the Company received $220,000 in connection with this preferred debenture.  During the year ended December 31, 2010, the Company received the remaining $30,000 in connection with this preferred debenture. The Debenture bears interest at 7% per year, matures on October 8, 2014, and is unsecured.  Monthly interest-only payments are due from November 1, 2009 through October 1, 2014. The principal and accrued and unpaid interest balances are due upon maturity. However, during the year ended December 31, 2010, the Company repaid $39,410 of principal. The balance of this preferred debenture at December 31, 2010 was $210,590. In conjunction with the Debenture, the Company issued 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. Subsequent to year-end, , the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender.

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note Payable – Unrelated Party
On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matured on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share, which expire on June 2, 2014. As a result of the warrants issued, the Company recorded a $13,639 debt discount during 2009. As of December 31, 2010 and subsequent to year end, , the Company is in default on this Preferred Debenture and the warrants have not been exercised.

Convertible Notes Payable – Unrelated Party
On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The note bears interest at 8% per year and matures on June 3, 2011, when the principal and accrued and unpaid interest is due. The Note is convertible into the Company’s common shares at $0.08 per share. In conjunction with this loan, the Company issued warrants to purchase 5,000,000 shares of its common stock, exercisable at $0.08 per share, which expire on June 3, 2015. As a result of issued warrants, the Company recorded a $250,000 debt discount during 2009.  Subsequent to year-end, the Company defaulted on this Note.

Future minimum payments due under these notes payable are as follows:

	Related Party	Unrelated Party	Total
2011	$224,990	$968,000	$1,192,990
2012	5,000	-	5,000
2013	5,000	-	5,000
2014	230,590	-	230,590
	$465,580	$968,000	$1,433,580

4.         COMMITMENTS AND CONTINGENCIES

Operating Leases
Rent expense for the years ended December 31, 2010 and 2009 was $0.  From inception through December 31, 2010, rent expense was $514,936.

Payroll Taxes
The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of December 31, 2010, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

Employment Agreement
On October 8, 2009, the Company entered into a five-year Employment Agreement for the Company’s new President. The employment agreement calls for a salary of $180,000 per year. In conjunction with the employment agreement, the Company granted stock options for 2,500,000 shares of its common stock with an option price of $0.10 per share. The options vest on the anniversary date of the Employment Agreement at a rate of 500,000 shares each year for five years. Accrued unpaid salaries to this employee at December 31, 2010 and 2009 were $180,000 and $0, respectively.

The Company has employment agreements with their CFO and CEO (see note 2).

Cash Deposits
The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of December 31, 2010.

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

6.         INCOME TAXES

At December 31, 2010, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. As of December 31, 2010 management is still determining the amount of net operating loss carryforwards that are available to offset federal and state taxable income and their respective expiration dates.

As of December 31, 2010 and 2009, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2010 and 2009, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2005, and by the IRS for tax years through 2006. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. As of December 31, 2010 the Company has not filed all statutory filings.

7.         STOCK OPTIONS AND WARRANTS

Stock Options
The Company has granted no stock options to consultants or employees between 2005 through 2008. During 2010 and 2009, the Company granted 3,000,000and 2,500,000, stock options to employees, respectively. Stock based compensation expense related to employees for the years ended December 31, 2010 and 2009 amounted to $304,350 and $0, respectively, and $427,090 from August 1, 2001 (date of inception) through December 31, 2010.

The following is a schedule summarizing stock option activity for the years ended December 31, 2010 and 2009:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2009	425,000	$1.37
Granted	2,500,000	0.10
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2009	2,925,000	0.28
Granted	3,000,000	0.08
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2009	5,925,000	$0.18
Exercisable at December 31, 2010	3,925,000	$0.22

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The estimated weighted-average fair value of options granted during 2010 and 2009 was $0.10 and $.03 per share, respectively, and was calculated using Black-Scholes pricing model based on the following assumptions:

	December 31,
	2010	2009
Risk free interest rate	2.40%	2.33%
Volatility	100%	100%
Term	5 years	5 years
Dividend yield	0.00%	0.00%

As of December 31, 2010, the total unrecognized fair value compensation cost related to non-vested stock options was $65,400 which is expected to be recognized over 3.77 years.

Information about stock options outstanding at December 31, 2010 is summarized below:

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Shares Outstanding	Shares Exercisable	Weighted- Average Exercise Price of Shares Exercisable

$1.25	325,000	1.0 year	$1.25	325,000	$1.25
$1.75	100,000	1.0 year	$1.75	100,000	$1.75
$0.10	2,500,000	3.77 years	$0.10	500,000	$0.10
$0.08	4,000,000	4.09 years	$0.10	4,000,000	$0.08
	6,925,000			4,925,000

Warrants
The Company also issued warrants to purchase shares of common stock in 2010 and 2009. As of December 31, 2010, the Company has approximately 32,528,202 warrants outstanding with exercise prices ranging from $0.01 per share to $1.75 per share. These warrants expire through December 2015.

The following table summarizes information about warrants outstanding at December 31, 2010:

Exercise Prices	Number of Warrants	Weighted- Average Remaining Life

$0.01 - $0.15	25,631,613	3.21 years
$0.20 - $0.50	6,263,334	2.67 years
$1.10 - $1.75	633,255	0.48 years
Total warrants outstanding:	32,528,202

CARDIFF INTERNATIONAL, INC.
dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

8.         SUBSEQUENT EVENTS

Notes Payable
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

Issuance of Common Stock
The Company received $16,000 in exchange for 320,000 shares of common stock from January 1, 2011 through June 30, 2011.

The Company granted 11,250,000 shares of common stock during 2011 as part of four financing agreements. As of June 30, 2011, 10,000,000 shares were due to be issued.

Total shares of common stock issued from January 1, 2011 through June 30, 2011 totaled 11,570,000. At June 30, 2011, there were 10,000,000 shares due to be issued.

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

As described below under Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Rose, Snyder & Jacobs, our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our CEO and CFO have concluded that, as of December 31, 2010, our internal controls over financial reporting were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was ineffective as of December 31, 2010. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The directors and officers of Cardiff who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Position

Joseph DiLeonardo	President
Daniel Thompson	Chairman/CEO

Background information about the Company’s officers and directors is as follows:

Joseph DiLeonardo: President is a Consumer marketing expert, with extensive marketing, sales and general management experience spanning a wide range of companies and product categories. Most recently he served as Chief Operating Officer for Networked Robotics Company, which specialized in computer hardware designed for the biotech industry. Previously he served as Vice President of Marketing for Ferrara Pan Candy Company, Vice President/General Manager for a Nabisco Foods, Director of Marketing for Warner Bros. and a Vice President of Hershey Foods. Joe earned his MBA from the University of Illinois and holds a Bachelors degree in Marketing from the University of Notre Dame. He has also received numerous CPG industry awards including: Advertising Age’s Marketing 100, several “New Product of the Years” awards, advertising’s EFFIE for outstanding advertising effectiveness, FLAME for impactful kids advertising and a Gold OMA for excellence in in-store merchandising.

Daniel Thompson. Mr. Thompson was appointed Chairman/CEO of Legacy in June 2002. Formerly a television and entertainment industry professional with a 30-year career that embraces network and cable advertising sales programming production and product placement, Mr. Thompson was president of Creative Entertainment Services, which he founded and successfully sold in a transaction worth over $5 million. Mr. Thompson also founded and successfully sold an industry service company – Creative Television Marketing, a producer of short-form advertising concepts: Closed-Captioning Sponsorships, 10-Second Promotional Advertising vehicles, and network Game Show Merchandising. He also oversaw new business for A Creative Group, a full service entertainment marketing company. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha.

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

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2010, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

Name and Other Annual Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Options/ SAR’s (#)	LTIP Payouts	Other Compensation
Gary R. Teel,	2010	-100,000-	-0-	-0-	-0-	-0-	-0-	-0-
(former CFO and Chairman)	2009	-300,000-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-75,000-	-0-	-0-	-0-	-0-	-0-	-0-

Daniel Thompson,	2010	-300,000-	-0-	-0-	-0-	-3,000,000-	-0-	-0-
CEO, Chairman	2009	-300,000-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-75,000-	-0-	-0-	-0-	-0-	-0-	-0-

Joseph DiLeonardo,	2010	-180,000-	-0-	-0-	-0-	-0-	-0-	-0-
President	2009	-45,000-	-0-	-0-	-0-	-2,500,000-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Teel and Mr. Thompson each waived their unpaid salary since the inception of Legacy through September 30, 2008. Effective October 1, 2008, the officers are no longer waiving payment of any salary earned as of October 1, 2008. Beginning April 2010, Mr. Teel no longer served as the Company’s CFO, and on September 1, 2010, the Company entered into a separation and release agreement with Mr. Teel. As a result, the Company stopped accruing for his salaries during April 2010.

Employment Agreements

On June 3, 2002 we entered into employment agreements with each of Gary R. Teel and Daniel Thompson. The terms of the agreements are similar and include the following terms: (1) monthly salaries of $25,000, (ii) annual bonus of 2% pre-tax profits, (iii) five year term; (iv) medical and health benefits; (v) termination without cause results in compensation paid for four years, (vi) the sale of the Company results in compensation paid for three years. Mr. Teel and Mr. Thompson each waived there salary since the inception of Legacy through September 30, 2009.  On September 1, 2010 the company entered into a Separation and Release Agreement with Mr. Teel. As a result of this agreement, Mr. Teel is no longer the Company’s CFO.

On October 8, 2009 we entered into an employment agreement with Joseph DiLeonardo as President of Mission Tuition. Terms of this agreement include the following: (i) annual salary of $180,000, (ii) five year term, (iii) eligible for quarterly bonuses (TBD), (iv) medical and health benefits, and (v) granted 2,500,000 options to purchase to Company’s common stock.

Stock Options Granted in the Last Fiscal Year

For the years ended December 31, 2010 and 2009, there were 3,000,000 and 2,500,000 stock options granted to an officer and a director of Cardiff, respectively. There have been no options exercised during 2009 and 2010.

Aggregated Option Exercise in Last Fiscal Year and Fiscal Year-end Option Values

No officer/ director of Cardiff exercised any options during 2009 and 2010.

Equity Compensation Plan Information

We have not adopted any equity compensation plans as of the date of this Form 10-K. It is likely that one or more equity compensation plans may be adopted in the near future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our Common Stock beneficially owned as of December 31, 2010 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

Shareholder	Common Stock (1)		Percentage

Gary R. Teel (2)	6,334,848	(3)	10.9%
Daniel Thompson (2)	3,078,528	(4)	5.3%
Joseph DiLeonardo (2)	2,500,000	(5)	4.3%

All officers and directors as a group 3 persons	11,913,376		20.5%

TOTAL	58,104,408		100%

1)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after July 6, 2011. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after July 6, 2011 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group.

(2)	These are the officers and directors of the Company.

(3)	Includes 3,934,848 shares issued in the name of Mr. Teel, 2,400,000 shares owned by the Teel Family Trust.

(4)	Includes 1,478,528 shares issued in the name of Mr. Thompson, 1,600,000 shares owned by the Thompson Family Trust.

(5)	Includes 2,500,000 shares issued in the name of Mr. DiLeonardo, 2,500,000 shares owned by the Joseph DiLeonardo.

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

During the year ended December 31, 2010, we repaid loans to officers / directors Gary Teel and Daniel Thompson. A total of $79,000 was repaid to Mr. Teel and $179,616 was repaid to Mr. Thompson.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

Rose, Snyder & Jacobs have been appointed to audit the consolidated financial statements of Cardiff for the years ended December 31, 2010 and 2009 and to report the results of their audit to the Board of Directors.

Fees billed to Cardiff by Rose, Snyder & Jacobs

Rose, Snyder & Jacobs		2010	2009
(1)	Audit fees	$31,970	$27,695
(2)	Tax fees	$0	$0
(3)	Other fees	$0	$0

(1)
Audit fees billed to Cardiff by Rose, Snyder & Jacobs were for professional services performed in connection with the audit of Cardiff's annual financial statements and for review of the quarterly financial information.

(2)	Tax services generally include fees for services performed related to tax compliance.

(3)	Rose, Snyder & Jacobs did not bill Cardiff for other services during 2010 and 2009.

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

●	approved by our Audit Committee (our entire Board serves as our audit committee); or
●
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

ITEM 15. EXHIBITS

A.   Exhibits

Exhibit Number	Exhibit
3.1	Article of Incorporation (1)
3.2	Bylaws (1)
10.1	Form Convertible Note (1)
10.2	Form Warrant (1)
10.3	Employee Agreement Herschend (1)
10.4	Employment Agreement Fisher (1)
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant – Legacy Card Company, Inc. (1)
31.1	Certification of President in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiff International, Inc.

Dated: July 7, 2011	By:	/s/ Daniel Thompson
Chairman/Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel Thompson	Chairman/CEO	July 7, 2011

/s/ Joseph DiLeonardo	President	July 7, 2011