Form 10-Q
period 2009-03-31
CARDIFF INTERNATIONAL INC
filed 2011-08-15
CIK 811222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number 000-49709
_______________________

CARDIFF INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
_______________________

Colorado	84-1044583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16255 Ventura Boulevard, Suite 525, Encino, CA 91436
(Address of principal executive offices)

(818) 879-9722 (Registrant's telephone no., including area code)

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
Yes ☐          No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐        No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of ‘‘accelerated filer,” “large accelerated filer,’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒

Common Stock outstanding at March 31, 2009, 50,048,683 shares of no par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter March 31, 2009

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-Q
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Cash Flows	3 – 4
	Condensed Consolidated Statements of Shareholders’ Equity (Deficit)	5
	Notes to Condensed Consolidated Financial Statements	6 – 18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	24

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS

	3/31/2009	12/31/2008

CURRENT ASSETS
Cash and cash equivalents	$-	$994
Advances to Employees	1,659	1,659
TOTAL CURRENT ASSETS	1,659	2,653

PROPERTY AND EQUIPMENT
Artwork	-	6,536
Computer equipment	-	71,050
Domain names	-	1,250
Furniture and fixtures	-	72,984
Leasehold improvements	-	9,201
Office equipment	-	31,180
Software	-	1,596
Accumulated depreciation and amortization	-	(192,393)
PROPERTY AND EQUIPMENT, NET	-	1,404

OTHER ASSETS
Deposits	600	600
TOTAL ASSETS	$2,259	$4,657

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$663,719	$698,453
Accounts payable, related party	95,982	73,087
Interest payable	390,890	360,780
Accrued payroll taxes	209,423	197,423
Derivative liability	53,617	29,947
Due to officers	279,079	172,473
Advance from International Card Establishment, Inc.	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management	100,000	100,000
Current portion of note payable, related-party, net of discount of $30,533 and $50,000, respectively	124,467	100,000
TOTAL CURRENT LIABILITIES	2,485,177	2,300,163

LONG-TERM LIABILITIES
Note payable, related-party	30,000	-
TOTAL LIABILITIES	2,515,177	2,300,163

SHAREHOLDERS' DEFICIT
Common Stock, No Par Value; 60,000,000 shares authorized; 50,048,683 and 49,473,683 shares issued and outstanding, net of subscription of $0 and $150,000, respectively	7,062,358	7,052,858
Additional paid-in capital	167,049	136,399
Deficit accumulated during the development stage	(9,742,325)	(9,484,763)
TOTAL SHAREHOLDERS' DEFICIT	(2,512,918)	(2,295,506)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,259	$4,657

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2009

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2009	2008	March 31, 2009

REVENUE	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Consulting and outside services	-	-	2,778,364
Advertising	-	-	543,800
Legal services	-	-	952,073
Rent	-	-	514,936
Guaranteed payments	-	-	512,958
Officers' salaries	150,000	-	300,000
Salaries and wages	-	-	1,192,927
Other operating expenses	34,256	19,372	2,553,286

TOTAL OPERATING EXPENSES	184,256	19,372	9,348,344

NET LOSS FROM OPERATIONS	(184,256)	(19,372)	(9,348,344)

OTHER INCOME AND (EXPENSES)
Sublease rental income	-	-	55,979
Interest income	-	-	6,768
Change in value of derivative liability	1,391	-	194,019
Other miscellaneous income (expense)	(1,405)	-	107,800
Interest expense	(73,292)	(17,962)	(758,547)

TOTAL OTHER INCOME (EXPENSE)	(73,306)	(17,962)	(393,981)

NET LOSS	$(257,562)	$(37,334)	$(9,742,325)

Basic and diluted loss per share	$(0.01)	$-
Weighted average shares outstanding	49,784,239	28,524,406

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2009

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2009	2008	March 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(257,562)	$(37,334)	$(9,742,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	232	237,392
Loss on disposal of property and equipment	1,405	-	1,405
Amortization of loan discount	39,467	-	139,467
Stock-based compensation	-	-	122,740
Change in value of derivative liability	(1,391)	-	(194,019)
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	-	-	1,438,222
Gain on settlement of accounts payable	-	-	(23,435)
(Increase) decrease in:		-
Advances to employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	161	23,034	1,092,198
Accrued officers' salaries	150,000	-	300,000
Interest payable	30,915	17,603	592,728
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(37,005)	3,535	(5,842,152)

CASH FLOW FROM INVESTING ACTIVITES
Acquisition of property and equipment	-	-	(193,797)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(193,797)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	1,200	-	1,424,398
Repayments of shareholder advances	(45,400)	(63,830)	(1,658,977)
Proceeds from ICE advance	-	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management	-	-	100,000
Proceeds from convertible notes payable	15,000	-	1,263,699
Proceeds from notes payable	-	-	-
Proceeds from note payable, related-party	20,000	-	20,000
Proceeds from sale of subscription receivable	-	25,000	-
Proceeds from sale of common stock	9,500	40,000	4,349,690
Write-off of payable	35,711	-	35,711
Book overdraft	-	(4,705)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	36,011	(3,535)	6,035,949

NET INCREASE (DECREASE) IN CASH	(994)	-	-

CASH AT BEGINNING OF THE PERIOD	994	-	-

CASH AT END OF THE PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE
Interest paid in cash	$1,520	$5,665	$49,050

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2009

NON-CASH ACTIVITIES

During the three months ended March 31, 2009, the Company converted $35,711 owed to an officer into equity.

During the year ended December 31, 2008, the Company issued 1,154,380 shares of common stock for the settlement of $139,945 payable to a related party. As a result the company recorded a gain on settlement of accounts payable of $23,435.

Accrued interest in the amounts of $805, $2,653 and $156,740 were capitalized to shareholder advances for the three months ended March 31, 2009 and 2008, and for the period from August 29, 2001 (inception) through March 31, 2009, respectively. Repayments of advances to shareholders includes payments of capitalized interest.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	1,040,129
Net loss	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	471,000
Net loss	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	(3,850,066)	(2,138,104)
Issuance for cash, 2005	561,764	277,000	-	-	277,000
Stock options issued, 2005	-	-	106,839	-	106,839
Issuance for consideration of loan, 2005	100,000	110,000	-	-	110,000
Conversion of notes payable, 2005	998,635	1,138,029	-	-	1,138,029
Warrants issued in connection with notes payable , 2005	-	-	85,734	-	85,734
Recapitalization of common equity, note 5	1,615,000	-	-	-	-
Net loss	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)
Issuance for cash, 2006	803,179	855,600	-	-	855,600
Compensation expense	-	-	16,401	-	16,401
Issuance of common stock, 2006	550,000	-	-	-	-
Payment on subscription receivable, 2006	-	428,000	-	-	428,000
Issuance for services, 2006	120,000	-	-	-	-
Net loss	-	-	-	(1,280,821)	(1,280,821)

BALANCE, DECEMBER 31, 2006	22,365,903	4,520,591	208,974	(6,799,385)	(2,069,820)
Issuance for cash, 2007	5,704,583	714,100	-	-	714,100
Issuance for services, 2007	40,000	10,000	-	-	10,000
Payment on subscription receivable, 2007	-	23,000	-	-	23,000
Issuance of common stock, 2007	166,667	-	-	-	-
Net loss	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	5,267,691	208,974	(7,587,981)	(2,111,316)
Payment on subscriptions receivable, 2008	-	25,000	-	-	25,000
Issuance for cash, 2008	4,387,500	176,000	-	-	176,000
Issuance for services, 2008	15,654,650	1,453,222	-	-	1,453,222
Issuance for settlement of liability, 2008	1,154,380	130,945	-	-	130,945
Loan discount on convertible debt, 2008	-	-	150,000	-	150,000
Derivative liability, 2008	-	-	(222,575)	-	(222,575)
Net Loss	-	-	-	(1,896,782)	(1,896,782)

BALANCE, DECEMBER 31, 2008	49,473,683	7,052,858	136,399	(9,484,763)	(2,295,506)
Issuance for cash, 2009	575,000	9,500	-	-	9,500
Capital contribution from officer, non-cash, 2009	-	-	35,711	-	35,711
Loan discount on convertible debt, 2009	-	-	20,000	-	20,000
Derivative liability, 2009	-	-	(25,061)	-	(25,061)
Net loss	-	-	-	(257,562)	(257,562)

BALANCE, MARCH 31, 2009	50,048,683	$7,062,358	$167,049	$(9,742,325)	$(2,512,918)

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Interim Financial Statements
The unaudited condensed consolidated financial statements of Cardiff, a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim condensed consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2008 was derived from the audited financial statements included in Form 10K filed June 10, 2011. These interim financial statements should be read in conjunction with that report.

Development Stage Activities
The Company is focusing its efforts in three areas during the development stage.  First, the Company is devoting substantial time to the development of the rewards  technology software that will be used to capture  all transactions at the point of sale, capture the amount of the purchase and track the commission earned from each participating merchant.    Second, the Company is working to contract with merchants to participate in the program and add incentives for consumers to both use the rewards program and a Mission Tuition credit card, Third, the Company has developed relationships with several Union groups and 9 State who are interested in offering the rewards program to their members and residents respectively.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three (3) months or less to be cash equivalents.

Advertising Costs
Advertising costs are charged to expense when incurred.  During the three months ended March 31, 2009 and 2008, the amount charged to expense was $0 and $0, respectively.  From inception through March 31, 2009, advertising costs was $543,800.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments
FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At March 31, 2009, the Company adjusted its derivative liability to its fair value and reflected the decrease in fair value of $1,391 as other income on the Condensed Consolidated Statement of Operations.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes fair value measurements by level at March 31, 2009 and December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$53,617	$53,617

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$29,947	$29,947

The carrying amounts reported on the balance sheet of cash, accounts payable and other accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of notes payable and advances from shareholders approximate fair value based on prevailing interest rates.

Derivative liability was valued under the Black-Scholes model using the following assumptions at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Risk free interest rate	0.15% - 1.88%	0.05% - 1.50%
Volatility	100%	100%
Term	0.06 - 5.00 Years	0.30 - 4.79 Years
Dividend yield	0.00%	0.00%

The following is a reconciliation of the value of the derivative liability:

Value at December 31, 2007	$-
Reclassification of financial instrument from equity to liabilities	222,575
Decrease in value of derivative liability	(192,628)
Value at December 31, 2008	29,947
Reclassification of financial instrument from equity to liabilities	25,061
Decrease in value of derivative liability	(1,391)
Value at March 31, 2009	$53,617

Stock Based Compensation
The Company accounts for stock options in accordance with guidance issued by the FASB using the modified prospective method. Under this method, compensation cost recognized during the periods include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized on a straight-line basis over the options' vesting period. Stock-based compensation expense was $0 for the three months ended March 31, 2009 and 2008, and $122,740 from August 29, 2001 (date of inception) through March 31, 2009.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

During the three months ended March 31, 2009 and 2008, depreciation expense was $0 and $232, respectively.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.         RELATED PARTY TRANSACTIONS

Due to Officers
The Company borrows funds from Daniel Thompson and Gary Teel; both of whom are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has employment agreements with these officers (see Employment Agreements). The total balance due to Daniel Thompson and Gary Teel for accrued salaries, advances, and accrued interest, at March 31, 2009 and December 31, 2008, was $279,079 and $172,473, respectively.

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances through September 30, 2008. Effective October 1, 2008, both Daniel Thompson and Gary Teel have cancelled their waiver and the Company has accrued these salaries in accordance with the terms of the employment agreements. At March 31, 2009 and December 31, 2008, $300,000 and $150,000 has been accrued in connection with their employment agreements, respectively.  These amounts are included as amounts Due to Officers on the balance sheet. During the three months ended March 31, 2009, $4,500 of salaries been paid to Danny Thompson and no salaries were paid to Gary Teel.

Accounts Payable- Related Party
During the year ended December 31, 2008, the Company issued 1,154,380 shares of common stock for the settlement of $139,945 payable to a related party.  At March 31, 2009 and December 31, 2008 the Company had amounts payable to this related party of $95,982 and $73,087, respectively, for professional services rendered.

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

During 2004, the Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at March 31, 2009 and December 31, 2008, of which a portion is convertible into shares of the Company’s common stock.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement as of March 31, 2009 and continues to accrue interest on the outstanding principal balance.

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at March 31, 2009 and December 31, 2008. At March 31, 2009, the Company was in default on this loan agreement.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The balance outstanding on the advance from ICE at March 31, 2009 and December 31, 2008 was $50,000.

Convertible Note Payable – Related Party
On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matures in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008. As of  August 9, 2011, the Company is in default on this Convertible Debenture and the warrants have not been exercised.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity.

Note Payable – Related Party
On March 12, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matures on September 12, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire March 12, 2014. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company is due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012 (see note 8).

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Future minimum payments due under these notes payable are as follows:

	Related Party	Unrelated Party	Total
2010	$155,000	$668,000	$823,000
2011	5,000	-	5,000
2012	5,000	-	5,000
2013	5,000	-	5,000
2014	15,000	-	15,000
	185,000	668,000	853,000
Less loan discount	30,533	-	30,533
Net loan balance	$154,467	$668,000	$822,467

4.         COMMITMENTS AND CONTINGENCIES

Operating Leases
Rent expense for the three months ended March 31, 2009 and 2008 was $0 and $0, respectively.  From inception through March 31, 2009, rent expense was $514,936.

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

Payroll Taxes
The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of March 31, 2009, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

Cash Deposits
The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of March 31, 2009.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.         INCOME TAXES

At March 31, 2009, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. As of March 31, 2009 management is still determining the amount of net operating loss carryforwards that are available to offset federal and state taxable income and their respective expiration dates.

As of March 31, 2009 and December 31, 2008, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the three months ended March 31, 2009 and 2008, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2003, and by the IRS for tax years through 2004. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. As of March 31, 2009 the Company has not filed all statutory filings.

7.         STOCK OPTIONS AND WARRANTS

Stock Options
The Company has granted no stock options to consultants or employees since 2005.

The following is a schedule summarizing stock option activity for the year ended December 31, 2008 and three months ended March 31, 2009:

		Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2007	425,000	$1.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	425,000	1.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2009	425,000	$1.37
Exercisable at March 31, 2009	425,000	$1.37

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2009, the total unrecognized fair value compensation cost related to non-vested stock options was $0.

Information about stock options outstanding at March 31, 2009 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Shares	Remaining	Exercise Price of	Shares	Exercise Price of
Price	Outstanding	Contractual Life	Shares Outstanding	Exercisable	Shares Exercisable

$ 1.25	325,000	1.75 years	$ 1.25	325,000	$ 1.25
$ 1.75	100,000	1.75 years	$ 1.75	100,000	$ 1.75
	425,000			425,000

Warrants
The Company also issued warrants to purchase shares of common stock in 2009 and 2008. As of March 31, 2009, the Company has approximately 17,713,407 warrants outstanding with exercise prices ranging from $0.01 per share to $1.75 per share. These warrants expire through March 2014.

The following table summarizes information about warrants outstanding at March 31, 2009:

		Weighted-
		Average
Exercise	Number of	Remaining
Prices	Warrants	Life

$0.03 - $0.15	14,087,500	4.27 years
$0.25 - $0.50	2,543,334	3.81 years
$1.10 - $1.75	1,082,573	1.40 years
Total warrants outstanding:	17,713,407

8.         SUBSEQUENT EVENTS

Notes Payable
On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matures on October 27, 2009.  In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire on April 27, 2014. As of August 9, 2011 the Company is in default on this Preferred Debenture and the warrants have not been exercised.

On April 29, 2009, the Company entered into an unsecured Convertible Debenture agreement with a shareholder in the amount of $35,000. The Debenture bears interest at 12% per year and matures on April 29, 2011.  The Debenture is convertible into common shares of the Company at $0.08 per share at the option of the holder no earlier than August 21, 2009.  All principal and unpaid accrued interest is due at maturity and as of August 9, 2011 the Company is in default on this Convertible Debenture.

On May 27, 2009, the Company entered into an unsecured Promissory Note with a shareholder for $15,000. The Note bears interest at 10% per year and matures on August 26, 2009. In conjunction with the Note, the Company issued 1,500,000 shares of its common stock to the lender. During April 2011, the Company repaid the principal and interest balance due under this Note.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and employee of the Company for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014. The principal and interest balances are due upon maturity. In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of August 9, 2011, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender.

On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matures on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share and expire June 2, 2014. As of August 9, 2011, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matures on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. As of August 9, 2011, the Company is in default on this Note.

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

During July 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on May 16, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,500,000 shares of its common stock to the lender.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Severance Agreement with Officer
On September 1, 2010, the Company entered into a Severance Agreement with the Gary Teel, the Company’s former CFO. As part of the severance agreement, the Company will pay Mr. Teel $90,000 in 36 monthly installments, commencing on September 1, 2010 and the unpaid accrued salaries of September 1, 2010 are no longer due.

Stock Options and Warrants
On February 3, 2010, the Company issued options to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share to a related party. The options expire on February 3, 2015 and vested immediately. As of August 9, 2011, there have been no options exercised.

On February 3, 2010, the Company issued options to purchase 3,000,000 shares of the Company’s common stock at $0.05 per share to its officer. The options expire on February 3, 2015 and vested immediately.  As of August 9, 2011, there have been no options exercised.

Issuance of Common Stock
The Company received $229,425 in exchange for 4,315,725 shares of common stock from April 1, 2009 through August 9, 2011.

The Company issued 60,000 shares of common stock for services with a total value of $3,000 from April 1, 2010 through August 9, 2011.

The Company granted 18,750,000 shares of common stock from April 1, 2009 through August 9, 2011 as part of five financing agreements. As of August 9, 2011, 15,500,000 shares were due to be issued.

Total shares of common stock issued from April 1, 2009 through August 9, 2011 totaled 23,125,725.  At August 9, 2011, there were 15,500,000 shares due to be issued.

On April 21, 2011, 8,275,000 shares of the Company’s common stock were returned and cancelled.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included in this report. For ease of reference, “we,” “us” or “our” refer to Cardiff International, Inc., and Legacy Card Company, Inc. unless otherwise stated.

Cautionary Statement Concerning Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Cardiff International, Inc. and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenue and income of Cardiff International, Inc., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Cardiff International, Inc. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  The Company assumes no obligation and does not intend to update these forward looking statements, except as required by law.

Operating History. We have not commenced active business operations. We anticipate we will commence active operations during the third quarter of 2011. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

Possibility of Total Loss of Investment. An investment in Cardiff is a high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated June 9, 2011, for the years ended December 31, 2008 and 2007 and from August 29, 2001 (date of inception) through December 31, 2008 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

We do not anticipate paying any dividends and any gains from your investment in our stock will have to come from increases in the price of such stock. We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

We Operate in a Limited Market. The Educational Rewards program  is one  of three national programs available to families.   We cannot guarantee that we will compete successfully against our potential competitors, especially those with significantly greater financial resources or brand name recognition.

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

Cardiff’s first national program will be ready to launch during the third quarter 2011 is “Mission Tuition” a rewards program that helps solve a real need for families – saving for education.  The Mission Tuition program is easy to understand and use, and is emotionally positioned to appeal to all consumers.  The Mission Tuition Rewards program will become the rewards program of preference for every day spending for families with young children.

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

Participating merchants will provide both a member discount and a cash rebate on total purchases between 1% to 30% to our member’s educational savings account.  The retailer contribution can be supplemented by additional cash rebates by using the Mission Tuition MasterCard.  This issuing bank contribution is applicable no matter where the cardholder shops, therefore encouraging regular and daily usage of the Mission Tuition MasterCard.

The Mission Tuition program is expected to launch during the third quarter 2011.

The auditors’ report for the years ended December 31, 2008 and 2007 include a going concern qualification.

Liquidity and Capital Resources

At MARCH 31, 2009

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2009, we had $0 of cash and cash equivalents and total assets amounted to $2,259. At December 31, 2008 we had $994 of cash and cash equivalents, and total assets amounted to $ 4,657, which include fixed assets and other assets.

Net cash provided by (used in) operating activities was ($37,005) and $3,535 for the three months ended March 31, 2009 and 2008, respectively. The increase in the amount of net cash used in operating activities during the period ended March 31, 2009 compared to the same period last year was attributable to the increase in net loss to $257,562 for the three months ended March 31, 2009, compared to $37,334 for the same period last year. The current period loss was primarily offset by the following non-cash transactions: an increase in accrued officers’ salaries of $150,000, interest payable of $30,915, and amortization of loan costs of $39,467.

Net cash provided by (used in) financing activities was $36,011 and ($3,535) for the three months ended March 31, 2009 and 2008, respectively. The cash flows from financing activities during the three months ended March 31, 2009 was attributable to proceeds from the sale of common stock of $9,500, proceeds from notes payable of $35,000, and the write-off of payables  due to an officer of $35,711.  In addition, we repaid $45,400 of officers advances and received $1,200 in officer advances during the three months ended March 31, 2009.

We have incurred operating losses since inception and at March 31, 2009, we had an accumulated deficit of $9,742,325.

Current liabilities at March 31, 2009 consisted primarily of accounts payable and accrued expenses of $663,719, accounts payable to related party of $95,982, payroll tax payable of $209,423, amounts due to officers of $279,079, convertible and non-convertible promissory notes in the amount of $807,467, and accrued interest in the amount of $390,890. Current liabilities at December 31, 2008 consisted primarily of accounts payable of $698,435, accounts payable to related party of $73,087, amounts due to officers of $172,473, convertible and non-convertible notes in the amount of $768,000 and accrued interest in the amount of $360,780.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. We are currently attempting to obtain additional working capital in a term loan transaction. Additionally, we anticipate that our credit card will be launched in the third quarter of 2011 thereby commencing the generation of revenues shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future.

Results of Operations

For the Quarters Ended March 31, 2009 and 2008

We had no operating revenues for the three months ended March 31, 2009 and 2008.

We had operating expenses of $184,256 and $19,372 for the three months ended March 31, 2009 and 2008, respectively, representing an increase of $164,884. The increase was primarily due to increase in officers’ salaries.

We had a net loss of $257,562 for the three months ended March 31, 2009 compared to a net loss of $37,334 for the three months March 31, 2008, representing an increase of $220,228.  The increase was primarily due to increases in operating expenses.

Inflation

We do not believe that inflation will negatively impact our business plans.

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business” of Form 10-K for the year ended December 31, 2008.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. Our actual results may differ from these estimates.

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies specific to share-based compensation expense and estimation of the fair value of derivative liability involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Derivative Liability

We have issued warrants of our common stock, and the amended these warrants. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including the requirement to deliver registered shares upon exercise, which is considered outside of our control. The warrant liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

The change in fair value of the derivative liability amounted to a net gain of $1,391 and $0 for the three months ended March, 31, 2009 and 2008, respectively.  The gains resulted mainly from a decline in the Company’s stock price. We will continue to re-measure the derivative liability at fair value each quarter-end until they are completely settled or expire.

Share-based compensation expense

We account for the issuance of stock, stock options and warrants for services from employees and non-employees based on an estimate of the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield.

The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported.

Off Balance Sheet Arrangements

As of March 31, 2009, we had no off balance sheet arrangements.

Recent Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

(b)           Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2011	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer