Form 10-Q
period 2009-06-30
CARDIFF INTERNATIONAL INC
filed 2011-08-19
CIK 811222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
   Yes ☐           No ☒

Common Stock outstanding at June 30, 2009, 51,823,683shares of no par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter June 30, 2009

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS
	(Unaudited)
	6/30/2009	12/31/2008

CURRENT ASSETS
Cash and cash equivalents	$68	$994
Advances to Employees	1,659	1,659
TOTAL CURRENT ASSETS	1,727	2,653

PROPERTY AND EQUIPMENT
Artwork	-	6,536
Computer equipment	-	71,050
Domain names	-	1,250
Furniture and fixtures	-	72,984
Leasehold improvements	-	9,201
Office equipment	-	31,180
Software	-	1,596
Accumulated depreciation and amortization	-	(192,393)
PROPERTY AND EQUIPMENT, NET	-	1,404

OTHER ASSETS
Deposits	600	600
TOTAL ASSETS	$2,327	$4,657

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$662,742	$698,453
Accounts payable, related party	111,263	73,087
Interest payable	422,525	360,780
Accrued payroll taxes	221,423	197,423
Derivative liability	152,635	29,947
Due to officers	379,211	172,473
Advance from International Card Establishment, Inc.	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management	100,000	100,000
Note payable, unrelated party	17,500	-
Current portion of notes payable, related-party, net of discount
of $21,196 and $50,000, respectively	168,794	100,000
TOTAL CURRENT LIABILITIES	2,804,093	2,300,163
LONG-TERM LIABILITIES
Notes payable, related-party	65,000	-
TOTAL LIABILITIES	2,869,093	2,300,163

SHAREHOLDERS' DEFICIT
Common Stock, No Par Value; 60,000,000 shares authorized; 51,823,683 and 49,473,683 shares issued and outstandingnet of subscription of $0 and $150,000, respectively	7,078,358	7,052,858
Additional paid-in capital	139,915	136,399
Deficit accumulated during the development stage	(10,085,039)	(9,484,763)
TOTAL SHAREHOLDERS' DEFICIT	(2,866,766)	(2,295,506)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,327	$4,657

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

	Three Months Ended June 30,		Six Months Ended June 30,		August 29, 2001 (Date of Inception) through
	2009	2008	2009	2008	June 30, 2009

REVENUE	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Consulting and outside services	7,000	-	7,000	-	2,785,364
Advertising	17,000	-	17,000	-	560,800
Legal services	-	-	-	-	952,073
Rent	-	-	-	-	514,936
Guaranteed payments	-	-	-	-	512,958
Officers' salaries	150,000	-	300,000	-	450,000
Salaries and wages	-	-	-	-	1,192,927
Other operating expenses	49,409	75,336	83,666	94,710	2,602,696

TOTAL OPERATING EXPENSES	223,409	75,336	407,666	94,710	9,571,754

NET LOSS FROM OPERATIONS	(223,409)	(75,336)	(407,666)	(94,710)	(9,571,754)

OTHER INCOME AND (EXPENSES)
Sublease rental income	-	-	-	-	55,979
Interest income	-	-	-	-	6,768
Change in value of derivative liability	(38,255)	-	(36,864)	-	155,764
Other miscellaneous income (expense)	-	-	(1,405)	-	107,800
Interest expense	(81,049)	(18,104)	(154,341)	(36,066)	(839,596)

TOTAL OTHER INCOME (EXPENSE)	(119,304)	(18,104)	(192,610)	(36,066)	(513,285)

NET LOSS	$(342,713)	$(93,440)	$(600,276)	$(130,776)	$(10,085,039)

Basic and diluted loss per share	$(0.01)	$-	$(0.01)	$-

Weighted average shares outstanding	50,856,375	28,904,236	50,323,269	28,735,371

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	1,040,129
Net loss	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	471,000
Net loss	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	(3,850,066)	(2,138,104)
Issuance for cash, 2005	561,764	277,000	-	-	277,000
Stock options issued, 2005	-	-	106,839	-	106,839
Issuance for consideration of loan, 2005	100,000	110,000	-	-	110,000
Conversion of notes payable, 2005	998,635	1,138,029	-	-	1,138,029
Warrants issued in connection with					-
notes payable , 2005	-	-	85,734	-	85,734
Recapitalization of common equity, note 5	1,615,000	-	-	-	-
Net loss	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)
Issuance for cash, 2006	803,179	855,600	-	-	855,600
Compensation expense	-	-	16,401	-	16,401
Issuance of common stock, 2006	550,000	-	-	-	-
Payment on subscription receivable, 2006	-	428,000	-	-	428,000
Issuance for services, 2006	120,000	-	-	-	-
Net loss	-	-	-	(1,280,821)	(1,280,821)

BALANCE, DECEMBER 31, 2006	22,365,903	4,520,591	208,974	(6,799,385)	(2,069,820)
Issuance for cash, 2007	5,704,583	714,100	-	-	714,100
Issuance for services, 2007	40,000	10,000	-	-	10,000
Payment on subscription receivable, 2007	-	23,000	-	-	23,000
Issuance of common stock, 2007	166,667	-	-	-	-
Net loss	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	5,267,691	208,974	(7,587,981)	(2,111,316)
Payment on subscriptions receivable, 2008	-	25,000	-	-	25,000
Issuance for cash, 2008	4,387,500	176,000	-	-	176,000
Issuance for services, 2008	15,654,650	1,453,222	-	-	1,453,222
Issuance for settlement of liability, 2008	1,154,380	130,945	-	-	130,945
Loan discount on convertible debt, 2008	-	-	150,000	-	150,000
Derivative liability, 2008	-	-	(222,575)	-	(222,575)
Net loss	-	-	-	(1,896,782)	(1,896,782)

BALANCE, DECEMBER 31, 2008	49,473,683	7,052,858	136,399	(9,484,763)	(2,295,506)
Issuance for cash, 2009	850,000	13,500	-	-	13,500
Issuance in conjunction with debt, 2009	1,500,000	12,000	-	-	12,000
Capital contribution from officer, non-cash, 2009	-	-	35,711	-	35,711
Loan discount on convertible debt, 2009	-	-	53,629	-	53,629
Derivative liability, 2009	-	-	(85,824)	-	(85,824)
Net loss	-	-	-	(600,276)	(600,276)

BALANCE, JUNE 30, 2009	51,823,683	$7,078,358	$139,915	$(10,085,039)	$(2,866,766)

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

			August 29, 2001
			(Date of Inception)
	Six Months Ended June 30,		through
	2009	2008	June 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(600,276)	$(130,776)	$(10,085,039)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	-	466	237,392
Loss on disposal of property and equipment	1,405	-	1,405
Amortization of loan discount	86,433	-	186,433
Stock-based compensation	-	-	122,740
Change in value of derivative liability	36,864	-	(155,764)
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	-	-	1,438,222
Gain on settlement of accounts payable	-	-	(23,435)
(Increase) decrease in:		-
Advances to employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	34,465	70,843	1,126,502
Accrued officers' salaries	300,000	-	450,000
Interest payable	63,057	35,151	624,870

NET CASH USED IN OPERATING ACTIVITIES	(78,052)	(24,316)	(5,883,199)

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of property and equipment	-	-	(193,797)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(193,797)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	7,200	104,000	1,430,398
Repayments of shareholder advances	(101,775)	(152,831)	(1,715,352)
Proceeds from ICE advance	-	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management	-	-	100,000
Proceeds from note payable, unrelated party	17,500	-	17,500
Proceeds from convertible notes payable	50,000	-	1,298,699
Proceeds from notes payable, related-party	54,990	-	54,990
Proceeds from sale of subscription receivable	-	25,000	-
Proceeds from sale of common stock	13,500	55,000	4,353,690
Write-off of payable	35,711	-	35,711
Book overdraft	-	(6,298)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	77,126	24,871	6,077,064

NET INCREASE (DECREASE) IN CASH	(926)	555	68

CASH AT BEGINNING OF THE PERIOD	994	-	-

CASH AT END OF THE PERIOD	$68	$555	$68

SUPPLEMENTAL DISCLOSURE
Interest paid in cash	$2,624	$5,665	$50,154

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

NON-CASH ACTIVITIES

During the six months ended June 30, 2009, the Company converted $35,711 owed to an officer into equity.

During the year ended December 31, 2008, the Company issued 1,154,380 shares of common stock for the settlement of $139,945 payable to a related party. As a result the company recorded a gain on settlement of accounts payable of $23,435.

Accrued interest in the amounts of $1,312, $6,494 and $157,247 were capitalized to shareholder advances for the six months ended June 30, 2009 and 2008, and for the period from August 29, 2001 (inception) through June 30, 2009, respectively. Repayments of advances to shareholders includes payments of capitalized interest.

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

Development Stage Activities
The Company is focusing its efforts in three areas during the development stage.  First, the Company is devoting substantial time to the development of the rewards technology software that will be used to capture all transactions at the point of sale, capture the amount of the purchase and track the commission earned from each participating merchant.    Second, the Company is working to contract with merchants to participate in the program and add incentives for consumers to both use the rewards program and a Mission Tuition credit card. Third, the Company has developed relationships with several Union groups and nine states who are interested in offering the rewards program to their members and residents respectively.

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

Advertising Costs
Advertising costs are charged to expense when incurred.  During the six months ended June 30, 2009 and 2008, the amount charged to expense was $17,000 and $0, respectively.  From inception through June 30, 2009, advertising costs was $560,800.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments
FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At June 30, 2009, the Company adjusted its derivative liability to its fair value and reflected the increase in fair value of $36,864 as other income on the Condensed Consolidated Statement of Operations.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$152,635	$152,635

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$29,947	$29,947

The following table summarizes fair value measurements by level at June 30, 2009 and December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

The carrying amounts reported on the balance sheet of cash, accounts payable and other accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of notes payable and advances from shareholders approximate fair value based on prevailing interest rates.

Derivative liability was valued under the Black-Scholes model using the following assumptions at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Risk free interest rate	0.05% - 2.625%	0.05% - 1.50%
Volatility	100%	100%
Term	0.01 - 4.70 Years	0.30 - 4.79 Years
Dividend yield	0.00%	0.00%

The following is a reconciliation of the value of the derivative liability:

Value at December 31, 2007	$-
Reclassification of financial instrument
from equity to liabilities	222,575
Decrease in value of derivative liability	(192,628)
Value at December 31, 2008	29,947
Reclassification of financial instrument
from equity to liabilities	85,824
Increase in value of derivative liability	36,864
Value at June 30, 2009	$152,635

Stock Based Compensation
The Company accounts for stock options in accordance with guidance issued by the FASB using the modified prospective method. Under this method, compensation cost recognized during the periods include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized on a straight-line basis over the options' vesting period. Stock-based compensation expense was $0 for the six months ended June 30, 2009 and 2008, and $122,740 from August 29, 2001 (date of inception) through June 30, 2009.

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

During the six months ended June 30, 2009 and 2008, depreciation expense was $0 and $466, respectively.

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

2.         RELATED PARTY TRANSACTIONS

Due to Officers
The Company borrows funds from Daniel Thompson and Gary Teel; both of whom are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has employment agreements with these officers (see Employment Agreements). The total balance due to Daniel Thompson and Gary Teel for accrued salaries, advances, and accrued interest, at June 30, 2009 and December 31, 2008, was $379,211 and $172,473, respectively.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances through September 30, 2008. Effective October 1, 2008, both Daniel Thompson and Gary Teel cancelled their waiver and the Company has accrued these salaries in accordance with the terms of the employment agreements. At June 30, 2009 and December 31, 2008, $450,000 and $150,000 has been accrued in connection with their employment agreements, respectively.  These amounts are included as amounts Due to Officers on the balance sheet.  During the six months ended June 30, 2009, $50,125 of salaries has been paid to Danny Thompson and no salaries were paid to Gary Teel.

Accounts Payable- Related Party
During the year ended December 31, 2008, the Company issued 1,154,380 shares of common stock for the settlement of $130,945 payable to a related party.  At June 30, 2009 and December 31, 2008 the Company had amounts payable to this related party of $111,263 and $73,087, respectively, for professional services rendered.

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

During 2004, the Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at June 30, 2009 and December 31, 2008, of which a portion is convertible into shares of the Company’s common stock.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement as of June 30, 2009 and continues to accrue interest on the outstanding principal balance.

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at June 30, 2009 and December 31, 2008. At June 30, 2009, the Company was in default on this loan agreement.

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

The balance outstanding on the advance from ICE at June 30, 2009 and December 31, 2008 was $50,000.

Note Payable - Unrelated Party
On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000.  As of June 30, 2009, $17,500 of this loan was funded.  The note is non-interest bearing and matures on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share and expire June 2, 2014. As of August 16, 2011, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

Convertible Notes Payable – Related Party
On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matures in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008. As of August 16, 2011, the Company is in default on this Convertible Debenture and the warrants have not been exercised.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity.

On April 29, 2009, the Company entered into an unsecured Convertible Debenture agreement with a shareholder in the amount of $35,000. The Debenture bears interest at 12% per year and matures on April 29, 2011.  The Debenture is convertible into common shares of the Company at $0.08 per share at the option of the holder no earlier than August 21, 2009.  All principal and unpaid accrued interest is due at maturity and as of August 16, 2011 the Company is in default on this Convertible Debenture.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matures on October 27, 2009.  In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire on April 27, 2014.  On June 30, 2009, the balance due on this note was $19,900.  As of August 16, 2011 the Company is in default on this Preferred Debenture and the warrants have not been exercised.

On May 27, 2009, the Company entered into an unsecured Promissory Note with a shareholder for $15,000. The Note bears interest at 10% per year and matures on August 26, 2009. In conjunction with the Note, the Company issued 1,500,000 shares of its common stock to the lender. During April 2011, the Company repaid the principal and interest balance due under this Note.

Future minimum payments due under these notes payable are as follows:

12-month ending June 30,	Related Parties	Unrelated Parties	Total
2010	$189,990	$685,500	$875,490
2011	35,000	-	35,000
2012	5,000	-	5,000
2013	5,000	-	5,000
2014	5,000	-	5,000
Thereafter	15,000	-	15,000
	254,990	685,500	940,490
Less loan discount	21,196	-	21,196
Net loan balance	$233,794	$685,500	$919,294

4.         COMMITMENTS AND CONTINGENCIES

Operating Leases
Rent expense for the six months ended June 30, 2009 and 2008 was $0 and $0, respectively.  From inception through June 30, 2009, rent expense was $514,936.

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

Payroll Taxes
The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of June 30, 2009, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

Cash Deposits
The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of June 30, 2009.

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

6.         INCOME TAXES

At June 30, 2009, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. As of June 30, 2009 management is still determining the amount of net operating loss carryforwards that are available to offset federal and state taxable income and their respective expiration dates.

As of June 30, 2009 and December 31, 2008, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the six months ended June 30, 2009 and 2008, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2003, and by the IRS for tax years through 2004. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. As of June 30, 2009 and subsequent to year end the Company has not filed all statutory filings.

7.         STOCK OPTIONS AND WARRANTS

Stock Options
The Company has granted no stock options to consultants or employees since 2005.

The following is a schedule summarizing stock option activity for the year ended December 31, 2008 and six months ended June 30, 2009:

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2007	425,000	$1.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	425,000	1.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2009	425,000	$1.37
Exercisable at June 30, 2009	425,000	$1.37

As of June 30, 2009, the total unrecognized fair value compensation cost related to non-vested stock options was $0.

Information about stock options outstanding at June 30, 2009 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Shares	Remaining	Exercise Price of	Shares	Exercise Price of
Price	Outstanding	Contractual Life	Shares Outstanding	Exercisable	Shares Exercisable

$1.25	325,000	1.50 years	$1.25	325,000	$1.25
$1.75	100,000	1.50 years	$1.75	100,000	$1.75
	425,000			425,000

Warrants
The Company also issued warrants to purchase shares of common stock in 2009 and 2008. As of June 30, 2009, the Company has approximately 21,213,407 warrants outstanding with exercise prices ranging from $0.01 per share to $1.75 per share. These warrants expire through June 2014.

The following table summarizes information about warrants outstanding at June 30, 2009:

		Average
Exercise	Number of	Remaining
Prices	Warrants	Life

$0.01 - $0.15	16,087,500	4.11 years
$0.20 - $0.50	4,043,334	3.44 years
$1.10 - $1.75	1,082,573	1.15 years
Total warrants outstanding:	21,213,407

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.         SUBSEQUENT EVENTS

Notes Payable

On June 2, 2009, the Company entered into a loan agreement with an unrelated party for $50,000 (see note 3).  During the third and fourth quarters of 2009, the balance under this loan of $32,500 was funded.

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and employee of the Company for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014. The principal and interest balances are due upon maturity. In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of August 16, 2011, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender.

On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matures on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. As of August 16, 2011, the Company is in default on this Note.

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

Stock Options and Warrants
On February 3, 2010, the Company issued options to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share to a related party. The options expire on February 3, 2015 and vested immediately. As of August 16, 2011, there have been no options exercised.

On February 3, 2010, the Company issued options to purchase 3,000,000 shares of the Company’s common stock at $0.05 per share to its officer. The options expire on February 3, 2015 and vested immediately.  As of August 16, 2011, there have been no options exercised.

Issuance of Common Stock
The Company received $225,425 in exchange for 4,040,725 shares of common stock from July 1, 2009 through August 16, 2011.

The Company issued 60,000 shares of common stock for services with a total value of $3,000 from July 1, 2010 through August 16, 2011.

The Company granted 17,250,000 shares of common stock from July1, 2009 through August 16, 2011 as part of four financing agreements. As of August 16, 2011, 15,500,000 shares were due to be issued.

Total shares of common stock granted from July 1, 2009 through August 16, 2011 totaled 21,350,725.  At August 16, 2011, there were 15,500,000 shares due to be issued.

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

We Operate in a Limited Market. The Educational Rewards program  is one  of six national programs available to families.   We cannot guarantee that we will compete successfully against our potential competitors, especially those with significantly greater financial resources or brand name recognition.

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

Liquidity and Capital Resources

At JUNE 30, 2009

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2009, we had $68 of cash and cash equivalents and total assets amounted to $2,327. At December 31, 2008 we had $994 of cash and cash equivalents, and total assets amounted to $ 4,657, which include fixed assets and other assets.

Net cash used in operating activities was $78,052 and $24,316 for the six months ended June 30, 2009 and 2008, respectively. The increase in the amount of net cash used in operating activities during the period ended June 30, 2009 compared to the same period last year was attributable to the increase in net loss to $600,276 for the six months ended June 30, 2009, compared to $130,776 for the same period last year. The current period loss was primarily offset by the following non-cash transactions: an increase in accrued officers’ salaries of $300,000, accounts payable and accrued expenses of $34,465, interest payable of $63,057, change in value of derivative liability of $36,864, and amortization of loan costs of $86,433.

Net cash provided by financing activities was $77,126 and $24,871 for the six months ended June 30, 2009 and 2008, respectively. The cash flows from financing activities during the six months ended June 30, 2009 was attributable to proceeds from the sale of common stock of $13,500, proceeds from notes payable of $122,490, and the write-off of payables due to an officer of $35,711.  In addition, we repaid $101,775 of officers’ advances, which includes $50,145 payment of salaries owed to the officers, and received $7,200 in officer advances during the six months ended June 30, 2009.

We have incurred operating losses since inception and at June 30, 2009, we had an accumulated deficit of $10,085,039.

Current liabilities at June 30, 2009 consisted primarily of accounts payable and accrued expenses of $662,742, accounts payable to related party of $111,263, payroll tax payable of $221,423, amounts due to officers of $379,211, convertible and non-convertible promissory notes in the amount of $854,294, accrued interest in the amount of $422,525, and derivative liabilities in the amount of $152,635. Current liabilities at December 31, 2008 consisted primarily of accounts payable of $698,435, accounts payable to related party of $73,087, amounts due to officers of $172,473, convertible and non-convertible notes in the amount of $768,000, accrued interest in the amount of $360,780, and derivative liabilities in the amount of $29,947.

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

Results of Operations

For the Six Months Ended June 30, 2009 and 2008

We had no operating revenues for the six months ended June 30, 2009 and 2008.

We had operating expenses of $407,666 and $94,710 for the six months ended June 30, 2009 and 2008, respectively, representing an increase of $312,956. The increase was primarily due to increase in officers’ salaries.

We had a net loss of $600,276 for the six months ended June 30, 2009 compared to a net loss of $130,776 for the six months June 30, 2008, representing an increase of $469,500.  The increase was primarily due to increases in operating expenses, compounded by an increase in interest expense due to increases in promissory notes payable outstanding during the period.

For the Three Months Ended June 30, 2009 and 2008

We had no operating revenues for the three months ended June 30, 2009 and 2008.

We had operating expenses of $223,409 and $75,336 for the three months ended June 30, 2009 and 2008, respectively, representing an increase of $148,073. The increase was primarily due to increases in officers’ salaries.

We had a net loss of $342,713 for the three months ended June 30, 2009 compared to a net loss of $93,440 for the three months ended June 30, 2008, representing an increase of $249,273. The increase was primarily due to an increase in operating expenses, compounded by an increase in interest expense due to increases in promissory notes payable outstanding during the period.

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

The change in fair value of the derivative liability amounted to a net loss of $36,864 and $0 for the six months ended June, 30, 2009 and 2008, respectively.  The losses resulted mainly from a slight increase in the Company’s stock price. We will continue to re-measure the derivative liability at fair value each quarter-end until they are completely settled or expire.

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

Off Balance Sheet Arrangements

As of June 30, 2009, we had no off balance sheet arrangements.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

None

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

Dated: August 17, 2011	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer