Form 10-Q
period 2009-09-30
CARDIFF INTERNATIONAL INC
filed 2011-08-22
CIK 811222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission File Number000-49709

CARDIFF INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1044583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16255 Ventura Boulevard, Suite 525, Encino, CA 91436
(Address of principal executive offices)

(818) 879-9722(Registrant's telephone no., including area code)

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
Yes  ☐         No  ☒

Common Stock outstanding at September 30, 2009, 53,299,517shares of no par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter September 30, 2009

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

		Page of Form 10-Q

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Cash Flows	3 – 4
	Condensed Consolidated Statements of Shareholders’ Equity (Deficit)	5 – 6
	Notes to Condensed Consolidated Financial Statements	7 – 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	26

PART II - OTHER INFORMATION

		Page

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

i

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS
	9/30/2009	12/31/2008

CURRENT ASSETS:
Cash and cash equivalents	$5,568	$994
Advances to Employees	1,659	1,659

TOTAL CURRENT ASSETS	7,227	2,653

PROPERTY AND EQUIPMENT
Artwork	-	6,536
Computer equipment	-	71,050
Domain names	-	1,250
Furniture and fixtures	-	72,984
Leasehold improvements	-	9,201
Office equipment	-	31,180
Software	-	1,596
Accumulated depreciation and amortization	-	(192,393)
PROPERTY AND EQUIPMENT, NET	-	1,404

OTHER ASSETS
Deposits	600	600

TOTAL ASSETS	$7,827	$4,657

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$663,742	$698,453
Accounts payable, related party	125,536	73,087
Interest payable	452,185	360,780
Accrued payroll taxes	233,423	197,423
Derivative liability	213,802	29,947
Due to officers	494,622	172,473
Advance from International Card Establishment, Inc.	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management	100,000	100,000
Note payable, unrelated party	35,500	-
Current portion of notes payable, related-party, convertible, net of discount of $0 and $50,000, respectively	150,000	100,000
Current portion of notes payable, related-party, net of discount of $3,168 and $0, respectively	36,822	-

TOTAL CURRENT LIABILITIES	3,073,632	2,300,163

LONG-TERM LIABILITIES
Notes payable, related-party, convertible	50,000	-
Notes payable, related-party	15,000	-
	15,000
TOTAL LIABILITIES	3,138,632	2,300,163

SHAREHOLDERS' DEFICIT:
Common Stock, No Par Value; 60,000,000 shares authorized;53,299,517 and 49,473,683 shares issued and outstanding, net of subscription of $0 and $150,000, respectively	7,099,783	7,052,858
Additional paid-in capital	116,629	136,399
Deficit accumulated during the development stage	(10,347,217)	(9,484,763)

TOTAL SHAREHOLDERS' DEFICIT	(3,130,805)	(2,295,506)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$7,827	$4,657

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009

					August 29, 2001
					(Date of Inception)
	Three Months Ended September 30,		Nine Months Ended September 30,		through
	2009	2008	2009	2008	September 30, 2009

REVENUE	$101	$-	$101	$-	$101

COST OF SALES	-	-	-	-	-

GROSS PROFIT	101	-	101	-	101

OPERATING EXPENSES:
Consulting and outside services	4,188	-	11,188	-	2,789,552
Advertising	-	-	17,000	-	560,800
Legal services	-	-	-	-	952,073
Rent	-	-	-	-	514,936
Guaranteed payments	-	-	-	-	512,958
Officers' salaries	150,000	-	450,000	-	600,000
Salaries and wages	-	-	-	-	1,192,927
Other operating expenses	9,293	106,909	92,958	201,617	2,611,988

TOTAL OPERATING EXPENSES	163,481	106,909	571,146	201,617	9,735,234

NET LOSS FROM OPERATIONS	(163,380)	(106,909)	(571,045)	(201,617)	(9,735,133)

OTHER INCOME AND (EXPENSES)
Sublease rental income	-	-	-	-	55,979
Interest income	-	-	-	-	6,768
Change in value of derivative liability	(37,881)	-	(74,745)	-	117,883
Other miscellaneous income (expense)	-	-	(1,405)	-	107,800
Interest expense	(60,918)	(17,331)	(215,259)	(53,397)	(900,514)

TOTAL OTHER INCOME (EXPENSE)	(98,799)	(17,331)	(291,409)	(53,397)	(612,084)

NET LOSS	$(262,179)	$(124,240)	$(862,454)	$(255,014)	$(10,347,217)

Basic and diluted loss per share	$(0.01)	$-	$(0.02)	$(0.01)

Weighted average shares outstanding	52,095,205	28,964,653	50,920,405	28,798,595

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009

			August 29, 2001
			(Date of Inception)
	Six Months Ended September 30,		through
	2009	2008	September 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(862,454)	$(255,014)	$(10,347,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	699	237,392
Loss on disposal of property and equipment	1,405	-	1,405
Amortization of loan discount	112,461	-	212,461
Stock-based compensation	-	-	122,740
Change in value of derivative liability	74,745	-	(117,883)
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	-	-	1,438,222
Gain on settlement of accounts payable	-	-	(23,435)
(Increase) decrease in:		-
Advances to employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	53,738	70,843	1,145,775
Accrued officers' salaries	450,000	-	600,000
Interest payable	93,224	52,482	655,037

NET CASH USED IN OPERATING ACTIVITIES	(76,881)	(130,990)	(5,882,028)

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of property and equipment	-	-	(193,797)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(193,797)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	10,329	250,000	1,433,527
Repayments of shareholder advances	(140,000)	(193,011)	(1,753,577)
Proceeds from ICE advance	-	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management	-	-	100,000
Proceeds from note payable, unrelated party	35,500	-	35,500
Proceeds from convertible notes payable	50,000	-	1,298,699
Proceeds from notes payable, related-party	54,990	-	54,990
Proceeds from sale of subscription receivable	-	25,000	-
Proceeds from sale of common stock	34,925	55,000	4,375,115
Write-off of payable	35,711	-	35,711
Book overdraft	-	(5,999)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	81,455	130,990	6,081,393

NET INCREASE (DECREASE) IN CASH	4,574	-	5,568

CASH AT BEGINNING OF THE PERIOD	994	-	-

CASH AT END OF THE PERIOD	$5,568	$-	$5,568

SUPPLEMENTAL DISCLOSURE
Interest paid in cash	$2,624	$16,179	$50,154

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009

NON-CASH ACTIVITIES

During the nine months ended September 30, 2009, the Company converted $35,711 owed to an officer into equity.

During the year ended December 31, 2008, the Company issued 1,154,380 shares of common stock for the settlement of $130,945 payable to a related party. As a result the company recorded a gain on settlement of accounts payable of $23,435.

Accrued interest in the amounts of $1,819, $7,632 and $157,754 were capitalized to shareholder advances for the nine months ended September 30, 2009 and 2008, and for the period from August 29, 2001 (inception) through September 30, 2009, respectively. Repayments of advances to shareholders includes payments of capitalized interest.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
(CONTINUED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2007	28,277,153	5,267,691	208,974	(7,587,981)	(2,111,316)
Payment on subscriptions receivable, 2008	-	25,000	-	-	25,000
Issuance for cash, 2008	4,387,500	176,000	-	-	176,000
Issuance for services, 2008	15,654,650	1,453,222	-	-	1,453,222
Issuance for settlement of liability, 2008	1,154,380	130,945	-	-	130,945
Loan discount on convertible debt, 2008	-	-	150,000	-	150,000
Derivative liability, 2008	-	-	(222,575)	-	(222,575)
Net loss	-	-	-	(1,896,782)	(1,896,782)

BALANCE, DECEMBER 31, 2008	49,473,683	7,052,858	136,399	(9,484,763)	(2,295,506)
Issuance for cash, 2009	2,325,834	34,925	-	-	34,925
Issuance in conjunction with debt, 2009	1,500,000	12,000	-	-	12,000
Capital contribution from officer, non-cash, 2009	-	-	35,711	-	35,711
Loan discount on convertible debt, 2009	-	-	53,629	-	53,629
Derivative liability, 2009	-	-	(109,110)	-	(109,110)
Net loss	-	-	-	(862,454)	(862,454)

BALANCE, SEPTEMBER 30, 2009	53,299,517	$7,099,783	$116,629	$(10,347,217)	$(3,130,805)

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

Advertising Costs
Advertising costs are charged to expense when incurred.  During the nine months ended September 30, 2009 and 2008, the amount charged to expense was $17,000 and $0, respectively.  From inception through September 30, 2009, advertising costs was $560,800.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments
FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At September 30, 2009, the Company adjusted its derivative liability to its fair value and reflected the increasein fair value of $74,745 as other income on the Condensed Consolidated Statement of Operations.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes fair value measurements by level at September 30, 2009 and December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$213,802	$213,802

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$29,947	$29,947

The carrying amounts reported on the balance sheet of cash, accounts payable and other accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of notes payable and advances from shareholders approximate fair value based on prevailing interest rates.

Derivative liability was valued under the Black-Scholes model using the following assumptions at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Risk free interest rate	0.04% - 2.375%	0.05% - 1.50%
Volatility	100%	100%
Term	0.01 - 4.99 Years	0.30 - 4.79 Years
Dividend yield	0.00%	0.00%

The following is a reconciliation of the value of the derivative liability:

Value at December 31, 2007	$-
Reclassification of financial instrument from equity to liabilities	222,575
Decrease in value of derivative liability	(192,628)
Value at December 31, 2008	29,947

Reclassification of financial instrument	109,110
Increase in value of derivative liability	74,745
Value at September 30, 2009	$213,802

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

During the nine months ended September 30, 2009 and 2008, depreciation expense was $0 and $699, respectively.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.         RELATED PARTY TRANSACTIONS

Due to Officers
The Company borrows funds from Daniel Thompson and Gary Teel; both of whom are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has employment agreements with these officers (see Employment Agreements). The total balance due to Daniel Thompson and Gary Teel for accrued salaries, advances, and accrued interest, at September 30, 2009 and December 31, 2008, was $494,622 and $172,473, respectively.

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances through September 30, 2008. Effective October 1, 2008, both Daniel Thompson and Gary Teel have cancelled their waiver and the Company has accrued these salaries in accordance with the terms of the employment agreements. At September 30, 2009 and December 31, 2008, $450,000 and $150,000 has been accrued in connection with their employment agreements, respectively.  These amounts are included as amounts Due to Officers on the balance sheet. During the nine months ended September 30, 2009, $76,500 of salaries has been paid to Danny Thompson and no salaries were paid to Gary Teel.

Accounts Payable- Related Party
During the year ended December 31, 2008, the Company issued 1,154,380 shares of common stock for the settlement of $130,945 payable to a related party.  At September 30, 2009 and December 31, 2008 the Company had amounts payable to this related party of $125,536 and $73,087, respectively, for professional services rendered.

3.         NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES

Legacy Investors, LLC
On August 5, 2004, the Company entered into a loan agreement with Legacy Investors, LLC, aFlorida limited liability company.  The initial loan amount of $1,000,000 (the “Initial Loan Amount”) was made by Legacy Investors, LLC upon the satisfaction of the post-closing covenant, comprised of a convertible debenture in the amount of $500,000 and an initial debenture for the amount of $500,000.  Legacy Investors, LLC required funds to be deposited into an escrow account.  Disbursements were required to be from an escrow agent. The convertible debenture and initial debentures bear interest at 10.00% per year and matured in August 2006.  The indebtedness was convertible into Series A Preferred Membership interests of the Company. This loan is secured by all assets of the Company.

During 2004, the Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at September 30, 2009 and December 31, 2008, of which a portion is convertible into shares of the Company’s common stock.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement as of September 30, 2009 and continues to accrue interest on the outstanding principal balance.

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at September 30, 2009 and December 31, 2008. At September 30, 2009, the Company was in default on this loan agreement.

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

The balance outstanding on the advance from ICE at September 30, 2009 and December 31, 2008 was $50,000.

Note Payable – Unrelated Party
On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. As of September 30, 2009, $35,500 of this loan was funded. The note is non-interest bearing and matured on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share and expire June 2, 2014. As of August 9, 2011, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

Convertible Note Payable – Related Party
On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, and matured in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008. As ofSeptember 30, 2009, the Company is in default on this Convertible Debenture and the warrants have not been exercised.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On April 29, 2009, the Company entered into an unsecured Convertible Debenture agreement with a shareholder in the amount of $35,000. The Debenture bears interest at 12% per year and matures on April 29, 2011.  The Debenture is convertible into common shares of the Company at $0.08 per share at the option of the holder no earlier than August 21, 2009.  All principal and unpaid accrued interest is due at maturity and as of August 18, 2011 the Company is in default on this Convertible Debenture.

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

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matures on October 27, 2009.  In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire on April 27, 2014. As of August 18, 2011 the Company is in default on this Preferred Debenture and the warrants have not been exercised.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Future minimum payments due under these notes payable are as follows:

12-months ending September 30,	Related Parties	Unrelated Parties	Total
2010	$189,990	$703,500	$893,490
2011	35,000	-	35,000
2012	5,000	-	5,000
2013	5,000	-	5,000
2014	20,000	-	20,000
	254,990	703,500	958,490
Less loan discount	3,168	-	3,168
Net loan balance	$251,822	$703,500	$955,322

4.         COMMITMENTS AND CONTINGENCIES

Operating Leases
Rent expense for the nine months ended September 30, 2009 and 2008 was $0 and $0, respectively.  From inception through September 30, 2009, rent expense was $514,936.

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

Payroll Taxes
The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of September 30, 2009, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

Cash Deposits
The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of September 30, 2009.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.         INCOME TAXES

At September 30, 2009, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. As of September 30, 2009 management is still determining the amount of net operating loss carryforwards that are available to offset federal and state taxable income and their respective expiration dates.

As of September 30, 2009 and December 31, 2008, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the nine months ended September 30, 2009 and 2008, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2003, and by the IRS for tax years through 2004. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. As of September 30, 2009 the Company has not filed all statutory filings.

7.         STOCK OPTIONS AND WARRANTS

Stock Options
The Company has granted no stock options to consultants or employees since 2005. Stock-based compensation expense was $0 and  $0 for the nine months ended September 30, 2009 and 2008, and $122,740 from August 29, 2001 (date of inception) through September 30, 2009.

The following is a schedule summarizing stock option activity for the year ended December 31, 2008 and nine months ended September 30, 2009:

		Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2007	425,000	$1.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	425,000	1.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2009	425,000	$1.37
Exercisable at September 30, 2009	425,000	$1.37

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2009, the total unrecognized fair value compensation cost related to non-vested stock options was $0.

Information about stock options outstanding at September 30, 2009 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Shares	Remaining	Exercise Price of	Shares	Exercise Price of
Price	Outstanding	Contractual Life	Shares Outstanding	Exercisable	Shares Exercisable

$1.25	325,000	1.25 years	$1.25	325,000	$1.25
$1.75	100,000	1.25 years	$1.75	100,000	$1.75
	425,000			425,000

Warrants
The Company also issued warrants to purchase shares of common stock in 2009 and 2008. As of September 30, 2009, the Company has approximately 17,713,407 warrants outstanding with exercise prices ranging from $0.01 per share to $1.75 per share. These warrants expire through March 2014.

The following table summarizes information about warrants outstanding at September 30, 2009:

		Weighted-
		Average
Exercise	Number of	Remaining
Prices	Warrants	Life

$0.03 - $0.15	17,420,834	3.94 years
$0.25 - $0.50	4,043,334	3.19 years
$1.10 - $1.75	1,082,573	.90 years
Total warrants outstanding:	22,546,741

8.         SUBSEQUENT EVENTS

Notes Payable

On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000 (see note 3). During the fourth quarter of 2009, the balance under this loan of $14,500 was funded.

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and employee of the Company for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014. The principal and interest balances are due upon maturity. In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of August 18, 2011, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matures on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. As of August 18, 2011, the Company is in default on this Note.

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

On March 24, 2011, the Company amended a note payable to a shareholder in the amount of $20,000 (see note 3).  The amendment provided for a reduction in the principal balance to $15,000 and for repayment in annual installments of principal in the amount of $5,000 plus accrued interest, commencing March 12, 2012.

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

Stock Options and Warrants
On February 3, 2010, the Company issued options to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share to a related party. The options expire on February 3, 2015 and vested immediately. As of August18, 2011, there have been no options exercised.

On February 3, 2010, the Company issued options to purchase 3,000,000 shares of the Company’s common stock at $0.05 per share to its officer. The options expire on February 3, 2015 and vested immediately.  As of August 18, 2011, there have been no options exercised.

Issuance of Common Stock
The Company received $204,000 in exchange for 2,564,891 shares of common stock from October1, 2009 through August 18, 2011.

The Company issued 60,000 shares of common stock for services with a total value of $3,000 from October1, 2010 through August 18, 2011.

The Company granted 17,250,000 shares of common stock from October1, 2009 through August 18, 2011 as part of fourfinancing agreements. As of August 18, 2011, 15,500,000 shares were due to be issued.

Total shares of common stock issued from October1, 2009 through August 18, 2011 totaled 19,874,891.  At August 18, 2011, there were 15,500,000 shares due to be issued.

On April 21, 2011, 8,275,000 shares of the Company’s common stock were returned and cancelled.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

At September 30, 2009

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At September 30, 2009, we had $5,568of cash and cash equivalents and total assets amounted to $7,827. At December 31, 2008 we had $994 of cash and cash equivalents, and total assets amounted to $ 4,657, which include fixed assets and other assets.

Net cash used in operating activities was $76,881 and $130,990 for the nine months ended September 30, 2009 and 2008, respectively. The decrease in the amount of net cash used in operating activities during the nine months ended September 30, 2009 compared to the same period last year was attributable to theincrease in net loss to $862,454 for the nine months ended September 30, 2009, compared to $255,014 for the same period last year. The current period loss was primarily offset by the following non-cash transactions: an increase in accrued officers’ salaries of $450,000 and amortization of loan costs of $112,461.

Net cash provided by financing activities was $81,455and $130,990 for the nine months ended September 30, 2009 and 2008, respectively. The cash flows from financing activities during the nine months ended September 30, 2009 was attributable to proceeds from the sale of common stock of $34,925, proceeds from notes payable of $140,490, and the write-off of payables due to an officer of $35,711.  In addition, we repaid $140,000 of officers’ advances, which includes $76,500 in payments of salaries owed to the officers,and received $10,329in officer advances during the nine months ended September 30, 2009.

We have incurred operating losses since inception and at September 30, 2009, we had an accumulated deficit of $10,347,217.

Current liabilities at September 30, 2009 consisted primarily of accounts payable and accrued expenses of $663,742, accounts payable to a related party of $125,536, payroll tax payable of $233,423, amounts due to officers of $494,622, convertible and non-convertible promissory notes in the amount of $890,322 accrued interest in the amount of $452,185, and derivative liabilities in the amount of $213,802. Current liabilities at December 31, 2008 consisted primarily of accounts payable of $698,435, accounts payable to related party of $73,087, amounts due to officers of $172,473, convertible and non-convertible notes in the amount of $768,000, accrued interest in the amount of $360,780, and derivative liabilities in the amount of $29,947.

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

Results of Operations

For the Nine MonthsEnded September 30, 2009 and 2008

We had minimaloperating revenues for the nine months ended September 30, 2009 and no operating revenues for the nine months ended September 30, 2008.

We had operating expenses of $571,146 and $201,617 for the nine months ended September 30, 2009 and 2008, respectively, representing an increase of $369,529. The increase was primarily due to increase in officers’ salaries.

We had a net loss of $862,454 for the nine months ended September 30, 2009 compared to a net loss of $255,014for the nine months September 30, 2008, representing an increase of $607,440.  The increase was primarily due to increases in operating expenses, compounded by a change in the value of derivative liabilitiesof $74,745and an increase in interest expense of $161,862 due to increases in promissory notes payable outstanding during the period.

For the Three Months Ended September 30, 2009 and 2008

We had minimal operating revenues for the nine months ended September 30, 2009 and no operating revenues for the three months ended September 30, 2008.

We had operating expenses of $163,481 and $106,909 for the three months ended September 30, 2009 and 2008, respectively, representing an increase of $56,572. The increase was primarily due to increase in officers’ salaries.

We had a net loss of $262,179 for the three months ended September 30, 2009 compared to a net loss of $124,240for the three months September 30, 2008, representing an increase of $137,939.  The increase was primarily due to increases in operating expenses, compounded by a change in the value of derivative liabilities of $37,881 and an increase in interest expense of $43,587 due to increases in promissory notes payable outstanding during the period.

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

The change in fair value of the derivative liability amounted to a net lossof $74,745 and $0 for the nine months ended September 30, 2009 and 2008, respectively.  The lossesresulted mainly from a slight increase in the Company’s stock price. We will continue to re-measure the derivative liability at fair value each quarter-end until they are completely settled or expire.

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

Off Balance Sheet Arrangements

As of September 30, 2009, we had no off balance sheet arrangements.

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

Not applicable

ITEM 4.  CONTROLS AND PROCEDURESEVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate,to allow for timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in otherareas that could significantly affect our internal control over financial reporting.

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

CARDIFF INTERNATIONAL, INC.

Dated: August 19, 2011	By:	/s/ Daniel Thompson
Daniel Thompson
Chief Executive Officer