Form 10-Q
period 2010-03-31
CARDIFF INTERNATIONAL INC
filed 2011-08-23
CIK 811222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐           No ☒

Common Stock outstanding at March 31, 2010, 56,716,184 shares of no par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter March 31, 2010

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-Q
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Cash Flows	3 – 4
	Condensed Consolidated Statements of Shareholders’ Equity (Deficit)	5
	Notes to Condensed Consolidated Financial Statements	6 – 19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures Evaluation of Disclosure Controls and Procedures	25

PART II - OTHER INFORMATION
Page

Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONTENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2010 (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2009 (UNAUDITED)	3 - 4

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6-19

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS
	3/31/2010	12/31/2009

CURRENT ASSETS:
Cash and cash equivalents	$4,052	$6,900
Advances to Employees	1,659	1,659

TOTAL CURRENT ASSETS	5,711	8,559

PROPERTY AND EQUIPMENT
Computer equipment	2,728	1,562
Accumulated depreciation and amortization	(260)	(130)

PROPERTY AND EQUIPMENT, NET	2,468	1,432

OTHER ASSETS
Deposits	600	600

TOTAL ASSETS	$8,779	$10,591

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$690,984	$687,264
Accounts payable, related party	135,348	135,348
Interest payable	524,580	489,595
Accrued officer's salaries	45,000	-
Accrued payroll taxes	261,023	245,423
Derivative liability	1,403,006	135,705
Due to officers	612,431	546,650
Advance from International Card Establishment, Inc.	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management	100,000	100,000
Note payable, unrelated party	50,000	50,000
Current portion of notes payable, related-party, convertible	150,000	150,000
Current portion of notes payable, related-party	39,990	39,990

TOTAL CURRENT LIABILITIES	4,580,362	3,147,975

LONG-TERM LIABILITIES
Notes payable, related-party, convertible	50,000	50,000
Notes payable, related-party, net of discount of $112,500 and $118,750, respectively	137,721	116,250
	15,000
TOTAL LIABILITIES	4,768,083	3,314,225

SHAREHOLDERS' DEFICIT:
Common Stock, No Par Value; 60,000,000 shares authorized; 49,948,683 and 55,799,517 shares issued and outstanding	7,303,783	7,224,783
Additional paid-in capital	(72,581)	91,629
Deficit accumulated during the development stage	(11,990,506)	(10,620,046)

TOTAL SHAREHOLDERS' DEFICIT	(4,759,304)	(3,303,634)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$8,779	$10,591

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2010	2009	March 31, 2010

REVENUE	$163	$-	$346

COST OF SALES	-	-	-

GROSS PROFIT	163	-	346

OPERATING EXPENSES:
Consulting and outside services	71,085	-	2,917,662
Advertising	-	-	564,959
Legal services	-	-	952,073
Rent	-	-	514,936
Guaranteed payments	-	-	512,958
Officers' salaries	195,000	150,000	990,000
Salaries and wages	-	-	1,192,927
Other operating expenses	501,084	34,256	3,182,622

TOTAL OPERATING EXPENSES	767,169	184,256	10,828,137

NET LOSS FROM OPERATIONS	(767,006)	(184,256)	(10,827,791)

OTHER INCOME AND (EXPENSES)
Sublease rental income	-	-	55,979
Interest income	-	-	6,768
Change in value of derivative liability	(560,291)	1,391	(339,311)
Other miscellaneous income (expense)	-	(1,405)	106,854
Interest expense	(43,163)	(73,292)	(993,004)

TOTAL OTHER INCOME (EXPENSE)	(603,454)	(73,306)	(1,162,714)

NET LOSS	$(1,370,460)	$(257,562)	$(11,990,505)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average shares outstanding	56,342,776	49,784,239

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2010	2009	March 31, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,370,460)	$(257,562)	$(11,990,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130	-	237,652
Loss on disposal of property and equipment	-	1,405	1,405
Amortization of loan discount	6,250	39,467	228,129
Stock-based compensation	288,000	-	410,740
Change in value of derivative liability	560,291	(1,391)	339,311
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants for services	254,800	-	254,800
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	-	-	1,438,222
Gain on settlement of accounts payable	-	-	(23,435)
(Increase) decrease in:
Advances to employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	19,320	161	1,210,427
Accrued officers' salaries	195,000	150,000	945,000
Interest payable	34,985	30,915	727,939

NET CASH USED IN OPERATING ACTIVITIES	(11,684)	(37,005)	(6,026,840)

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of property and equipment	(1,166)	-	(196,525)

NET CASH USED IN INVESTING ACTIVITIES	(1,166)	-	(196,525)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	14,200	1,200	1,452,027
Repayments of shareholder advances	(98,419)	(45,400)	(1,954,774)
Proceeds from ICE advance	-	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management	-	-	100,000
Proceeds from convertible notes payable, related party	-	15,000	1,283,699
Proceeds from note payable, unrelated party	-	-	50,000
Proceeds from notes payable, related-party	30,000	20,000	319,990
Repayments of notes payable, related-party	(14,779)	-	(14,779)
Proceeds from sale of common stock	79,000	9,500	4,454,115
Write-off of payable	-	35,711	35,711
Book overdraft	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,002	36,011	6,227,417

NET INCREASE (DECREASE) IN CASH	(2,848)	(994)	4,052

CASH AT BEGINNING OF THE PERIOD	6,900	994	-

CASH AT END OF THE PERIOD	$4,052	$-	$4,052

SUPPLEMENTAL DISCLOSURE
Interest paid in cash	$1,928	$1,520	$52,564

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

NON-CASH ACTIVITIES

During the year ended December 31, 2009 the Company converted $35,711 owed to an officer into equity.

During the year ended December 31, 2008, the Company issued 1,154,380 shares of common stock for the settlement of $130,945 payable to a related party. As a result the company recorded a gain on settlement of accounts payable of $23,435.

Accrued interest in the amounts of $0, $805 and $158,261 were capitalized to shareholder advances for the three months ended March 31, 2010 and 2009, and for the period from August 29, 2001 (inception) through March 31, 2010, respectively. Repayments of advances to shareholders includes payments of capitalized interest.

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

Prepared without audit.
See notes to condensed consolidated financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, AUGUST 29, 2001 (Date of Inception)	-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	1,040,129
Net loss	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	471,000
Net loss	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	(3,850,066)	(2,138,104)
Issuance for cash, 2005	561,764	277,000	-	-	277,000
Stock-based compensation, 2005	-	-	106,839	-	106,839
Issuance for consideration of loan, 2005	100,000	110,000	-	-	110,000
Conversion of notes payable, 2005	998,635	1,138,029	-	-	1,138,029
Warrants issued in connection with notes payable , 2005	-	-	85,734	-	85,734
Recapitalization of common equity, note 5	1,615,000	-	-	-	-
Net loss	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)
Issuance for cash, 2006	803,179	855,600	-	-	855,600
Stock-based compensation, 2006	-	-	16,401	-	16,401
Issuance of common stock, 2006	550,000	-	-	-	-
Payment on subscription receivable, 2006	-	428,000	-	-	428,000
Issuance for services, 2006	120,000	-	-	-	-
Net loss	-	-	-	(1,280,821)	(1,280,821)

BALANCE, DECEMBER 31, 2006	22,365,903	4,520,591	208,974	(6,799,385)	(2,069,820)
Issuance for cash, 2007	5,704,583	714,100	-	-	714,100
Issuance for services, 2007	40,000	10,000	-	-	10,000
Payment on subscription receivable, 2007	-	23,000	-	-	23,000
Issuance of common stock, 2007	166,667	-	-	-	-
Net loss	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	5,267,691	208,974	(7,587,981)	(2,111,316)
Payment on subscriptions receivable, 2008	-	25,000	-	-	25,000
Issuance for cash, 2008	4,387,500	176,000	-	-	176,000
Issuance for services, 2008	15,654,650	1,453,222	-	-	1,453,222
Issuance for settlement of liability, 2008	1,154,380	130,945	-	-	130,945
Loan discount on convertible debt, 2008	-	-	150,000	-	150,000
Derivative liability, 2008	-	-	(222,575)	-	(222,575)
Net Loss	-	-	-	(1,896,782)	(1,896,782)

BALANCE, DECEMBER 31, 2008	49,473,683	7,052,858	136,399	(9,484,763)	(2,295,506)
Issuance for cash, 2009	2,325,834	34,925	-	-	34,925
Issuance in conjunction with debt, 2009	4,000,000	137,000	-	-	137,000
Capital contribution from officer, non-cash, 2009	-	-	35,711	-	35,711
Loan discount on convertible debt, 2009	-	-	53,629	-	53,629
Derivative liability, 2009	-	-	(134,110)	-	(134,110)
Net loss	-	-	-	(1,135,283)	(1,135,283)

BALANCE, DECEMBER 31, 2009	55,799,517	7,224,783	91,629	(10,620,046)	(3,303,634)
Issuance for cash, 2010	916,667	79,000	-	-	79,000
Derivative liability, 2010	-	-	(707,010)	-	(707,010)
Stock-based compensation, 2010	-	-	288,000	-	288,000
Warrants issued for services, 2010	-	-	254,800	-	254,800
Net loss	-	-	-	(1,370,460)	(1,370,460)

BALANCE, MARCH 31, 2010	56,716,184	$7,303,783	$(72,581)	$(11,990,506)	$(4,759,304)

Prepared without audit.
See notes to condensed consolidated financial statements

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

Interim Financial Statements
The unaudited condensed consolidated financial statements of Cardiff, a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim condensed consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2009 was derived from the audited financial statements included in Form 10K filed June 22, 2011. These interim financial statements should be read in conjunction with that report.

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

Advertising Costs  are charged to expense when incurred.  During the three months ended March 31,  2010 and 2009, the amount charged to expense was $0 and $0, respectively.  From inception through March 31, 2010, advertising costs was $564,959.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments
FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At March 31, 2010, the Company adjusted its derivative liability to its fair value and reflected the increase in fair value of $560,291 as other income on the Condensed Consolidated Statement of Operations. At March 31, 2009, the Company adjusted its derivative liability to its fair value and reflected the decrease in fair value of $1,391 as other expense on the Condensed Consolidated Statement of Operations.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes fair value measurements by level at March 31, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$1,403,006	$1,403,006

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$135,705	$135,705

The carrying amounts reported on the balance sheet of cash, accounts payable and other accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of notes payable and advances from shareholders approximate fair value based on prevailing interest rates.

Derivative liability was valued under the Black-Scholes model using the following assumptions at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Risk free interest rate	0.15% - 2.50%	0.05% - 2.625%
Volatility	100%	100%
Term	0.01 - 4.48 Years	0.01 - 4.99 Years
Dividend yield	0.00%	0.00%

The following is a reconciliation of the value of the derivative liability:

Value at January 1, 2009	$29,947
Reclassification of financial instrument from equity to liabilities	134,110
Decrease in value of derivative liability	(28,352)
Value at December 31, 2009	135,705
Reclassification of financial instrument from equity to liabilities	707,010
Increase in value of derivative liability	560,291
Value at March 31, 2010	$1,403,006

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

During the three months ended March 31, 2010 and  2009, depreciation expense was $130 and  $0, respectively.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS 157 (ASC Topic 820), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2009, FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the Standard for these non-financial assets and liabilities. The adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results.

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

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU was adopted effective January 1, 2010 and did not have a material impact on our consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.         RELATED PARTY TRANSACTIONS

Due to Officers
The Company borrows funds from Daniel Thompson and Gary Teel; both of whom are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has employment agreements with these officers (see Employment Agreements). The total balance due to Daniel Thompson and Gary Teel for accrued salaries, advances, and accrued interest, at March 31, 2010 and December 31, 2009, was $ 612,431 and $ 546,650, respectively.

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances through September 30, 2008. Effective October 1, 2008, both Daniel Thompson and Gary Teel cancelled their waiver and the Company has accrued these salaries in accordance with the terms of the employment agreements. At March 31, 2010 and December 31, 2009, $900,000 and $750,000 has been accrued in connection with their employment agreements, respectively.  These amounts are included as amounts Due to Officers on the balance sheet.  During the three months ended March 31, 2010, $56,649 of salaries has been paid to Daniel Thompson and $41,500 of salaries were paid to Gary Teel. To date, as of March 31, 2010, $188,953 of salaries has been paid to Daniel Thompson and $49,836 of salaries were paid to Gary Teel.

Accounts Payable- Related Party
During the year ended December 31, 2008, the Company issued 1,154,380 shares of common stock for the settlement of $130,945 payable to a related party.  At March 31, 2010 December 31, 2009 the Company had amounts payable to this related party of $ 135,348  and $ 135,348, respectively, for professional services rendered.

Notes Payable – Related Party
During the year ended December 31, 2009, the Company entered into several loan agreements (convertible and non-convertible) with related parties (see note 3).

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

During 2004, the Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at March 31, 2010 and December 31, 2009, of which a portion is convertible into shares of the Company’s common stock.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement as of March 31, 2010 and continues to accrue interest on the outstanding principal balance.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at March 31, 2010 and December 31, 2009. At March 31, 2010, the Company was in default on this loan agreement.

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

The balance outstanding on the advance from ICE at March 31, 2010 and December 31, 2009 was $50,000.

Note Payable – Unrelated Party
On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000.  The note is non-interest bearing and matured on September 2, 2009.  In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share and expire June 2, 2014.  As of March 31, 2010, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

Convertible Note Payable – Related Party
On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matured in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008. As of  March 31, 2010, the Company is in default on this Convertible Debenture and the warrants have not been exercised.

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

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on October 27, 2009.  In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire on April 27, 2014. As of March 31, 2010, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

On May 27, 2009, the Company entered into an unsecured Promissory Note with a shareholder for $15,000. The Note bears interest at 10% per year and matured on August 26, 2009. In conjunction with the Note, the Company issued 1,500,000 shares of its common stock to the lender. As of March 31, 2010, the Company is in default on this promissory note, however, during April 2011, the Company repaid the principal and interest balance due under this Note.

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and employee of the Company for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014. The principal and interest balances are due upon maturity, however, prepayments are allowed.  As of March 31, 2010, the balance of this note was $235,221. In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of August 18, 2011, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Future minimum payments due under these notes payable are as follows:

12 months ending March 31,

	Related Parties	Unrelated Parties	Total
2011	$189,990	$718,000	$907,990
2012	40,000	-	40,000
2013	5,000	-	5,000
2014	20,000	-	20,000
2015	235,221	-	235,221
	490,211	718,000	1,208,211
Less loan discount	112,500	-	112,500
Net loan balance	$377,711	$718,000	$1,095,711

4.         COMMITMENTS AND CONTINGENCIES

Operating Leases
Rent expense for the three months ended March 31, 2010 and  2009 was $0.From inception through March 31, 2010, rent expense was $514,936.

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

Payroll Taxes
The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of March 31, 2010, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

Cash Deposits
The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of March 31, 2010.

Employment Agreements
On October 8, 2009, the Company entered into a five-year Employment Agreement for the Company’s new President. The employment agreement calls for a salary of $180,000 per year. In conjunction with the employment agreement, the Company granted stock options for 2,500,000 shares of its common stock with an option price of $0.10 per share. The options vest at a rate of 500,000 shares each year for five years

5.         RECAPITALIZATION

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.         INCOME TAXES

At March 31, 2010, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. As of March 31, 2010 management is still determining the amount of net operating loss carryforwards that are available to offset federal and state taxable income and their respective expiration dates.

As of March 31, 2010 and December 31, 2009, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the three months ended March 31, 2010 and 2009, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2003, and by the IRS for tax years through 2004. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. As of March 31, 2010 the Company has not filed all statutory filings.

7.         STOCK OPTIONS AND WARRANTS

Stock Options

On February 3, 2010, the Company issued options to purchase 3,000,000 shares of the Company’s common stock at $0.05 per share to its officer. The options expire on February 3, 2015 and vested immediately.

Stock-based compensation expense was $288,000 for the three months ended March 31, 2010, $0 for the three months ended March 31, 2009, and $410,740 from August 29, 2001 (date of inception) through March 31, 2010.

The following is a schedule summarizing stock option activity for the year ended December 31, 2009 and three months ended March 31, 2010:

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2009	425,000	$1.37
Granted	2,500,000	0.10
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2009	2,925,000	$0.28
Exercisable at December 31, 2009	425,000	$1.37
Granted	3,000,000	$0.08
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2010	5,925,000	$0.18
Exercisable at March 31, 2010	3,425,000	$0.24

As of March 31, 2010, the total unrecognized fair value compensation cost related to non-vested stock options was $81,750.

Information about stock options outstanding at March 31, 2010 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Shares	Remaining	Exercise Price of	Shares	Exercise Price of
Price	Outstanding	Contractual Life	Shares Outstanding	Exercisable	Shares Exercisable

$1.25	325,000	1.5 years	$1.25	325,000	$1.25
$1.75	100,000	1.5 years	$1.75	100,000	$1.75
$0.10	2,500,000	4.52 years	$0.10	-	N/A
$0.08	3,000,000	4.85 years	$0.80	3,000,000	$0.08
	5,925,000			3,425,000

Warrants
The Company has also issued warrants to purchase shares of common stock. As of March 31, 2010, the Company has 26,839,090 warrants outstanding with exercise prices ranging from $0.01 per share to $1.75 per share. These warrants expire through March 2014.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes information about warrants outstanding at March 31, 2010:

Exercise Prices	Number of Warrants	Weighted- Average Remaining Life

$0.01 - $0.15	19,942,501	3.62 years
$0.20 - $0.50	6,263,334	3.42 years
$1.10 - $1.75	633,255	1.24 years
Total warrants outstanding:	26,839,090

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

On March 24, 2011, the Company amended a note payable to a shareholder in the amount of $20,000.  The amendment provided for a reduction in the principal balance to $15,000 and for repayment in annual installments of principal in the amount of $5,000 plus accrued interest, commencing March 12, 2012. See Note 3.

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

Issuance of Common Stock
The Company received $125,000 in exchange for 1,648,224 shares of common stock from April 1, 2010 through August 18, 2011.

The Company issued 60,000 shares of common stock for services with a total value of $3,000 from April 1, 2010 through August 18, 2011.

The Company granted 14,750,000 shares of common stock from April 1, 2010 through August 18, 2011 as part of three financing agreements. As of August 18, 2011, 13,500,000 shares were due to be issued.

Total shares of common stock issued from April 1, 2010 through August 18, 2011 totaled 16,458,224.  At August 18, 2011, there were 13,500,000 shares due to be issued.

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated June 20, 2011, for the years ended December 31, 2009 and 2008 and from August 29, 2001 (date of inception) through December 31, 2009 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

The auditors’ report for the years ended December 31, 2009 and  2008 include a going concern qualification.

Liquidity and Capital Resources

At March 31, 2010

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2010, we had $4,052 of cash and cash equivalents and total assets amounted to $8,779. At December 31, 2009 we had $6,900of cash and cash equivalents, and total assets amounted to $10,591, which include fixed assets and other assets.

Net cash used in operating activities was $11,684 and $37,005 for the three months ended March 31, 2010 and  2009, respectively. The increase in the amount of net cash used in operating activities during the period ended March 31, 2010 compared to the same period last year was attributable to the increase in net loss to $1,370,460 for the three months ended March 31, 2010, compared to $257,562 for the same period last year. The current period loss was primarily offset by the following non-cash transactions: an increase in accrued officers’ salaries of $195,000, stock based compensation of $288,000, the change in value of the derivative liability of $560,291, the issuance of warrants for services of $254,800, and amortization of loan costs of $6,250.

Net cash provided by financing activities was $10,002 and ($)36,011for the three months ended March 31, 2010and  2009, respectively. The cash flows from financing activities during the three months ended March 31, 2010 was attributable to proceeds from the sale of common stock of $ 79,000, proceeds from notes payable of $ 30,000.  In addition, we repaid $ 98,419 of officers advances and received $14,200 in officer advances during the three months ended March 31, 2010.

We have incurred operating losses since inception and at March 31, 2010, we had an accumulated deficit of $ 11,990,506.

Current liabilities at March 31, 2010 consisted primarily of accounts payable and accrued expenses of $690,984, accounts payable to related party of $ 135,348, payroll tax payable of $ 261,023, amounts due to officers of $ 612,431, convertible and non-convertible promissory notes in the amount of $ 907,990, and accrued interest in the amount of $ 524,580. Current liabilities at December 31, 2009 consisted primarily of accounts payable of $  639,785, accounts payable to related party of $ 135,348, amounts due to officers of $  546,650, convertible and non-convertible notes in the amount of $ 907,990 and accrued interest in the amount of $ 489,595.

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

Results of Operations

For the 3 Months Ended March 31, 2010 and  2009

We had operating revenues in the amount of 163 for the three months ended March 31, 2010 and no operating revenues for the three months ended March 31, 2009.

We had operating expenses of $ 767,169 and $ 184,256 for the three months ended March 31, 2010 and  2009, respectively, representing an increase of $ 582,913. The increase was primarily due to increase in officers’ salaries and related payroll taxes of 210,600, consulting and outside services of  $71,085, accounting of  $188,990 and stock based compensation of $ 288,000.

We had a net loss of $ 1,370,460 for the three months ended March 31, 2010 compared to a net loss of $ 257,562 for the three months March 31, 2009, representing an increase of $1,112,898.  The increase was primarily due to increases in operating expenses.

Inflation

We do not believe that inflation will negatively impact our business plans.

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business” of Form 10-K for the year ended December 31, 2009.

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

The change in fair value of the derivative liability amounted to a net loss of $ 560,291and a net gain of $1,391 for the three months ended March, 31, 2010 and  2009, respectively.  The loss resulted mainly from an increase in the Company’s stock price. We will continue to re-measure the derivative liability at fair value each quarter-end until they are completely settled or expire.

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

Off Balance Sheet Arrangements

As of March 31, 2010, we had no off balance sheet arrangements.

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

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU was  adopted effective on January 1, 2010 and did not  have a material impact on our consolidated financial statements.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated: August 22, 2011	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer