Form 10-Q
period 2010-06-30
CARDIFF INTERNATIONAL INC
filed 2011-08-23
CIK 811222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)4
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐           No ☒

Common Stock outstanding at June 30, 2010, 57,648,408 shares of no par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter June 30, 2010

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-Q

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Cash Flows	3 – 4
	Condensed Consolidated Statements of Shareholders’ Equity (Deficit)	5
	Notes to Condensed Consolidated Financial Statements	6 – 19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures Evaluation of Disclosure Controls and Procedures	26

PART II - OTHER INFORMATION
Page

Item 1.	Legal Proceedings	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2010 (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2010 (UNAUDITED)	3 - 4

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6-19

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS

	6/30/2010	12/31/2009
CURRENT ASSETS
Cash and cash equivalents	$177,936	$6,900
Advances to Employees	1,659	1,659
TOTAL CURRENT ASSETS	179,595	8,559

PROPERTY AND EQUIPMENT
Computer equipment	4,124	1,562
Patents and trademarks	650	-
Accumulated depreciation and amortization	(532)	(130)
PROPERTY AND EQUIPMENT, NET	4,242	1,432

OTHER ASSETS
Deposits	600	600
TOTAL ASSETS	$184,437	$10,591

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$663,843	$687,264
Accounts payable, related party	135,348	135,348
Interest payable	562,632	489,595
Accrued officer's salaries	90,000	-
Accrued payroll taxes	272,623	245,423
Derivative liability	1,815,857	135,705
Due to officers	639,067	546,650
Advance from International Card Establishment, Inc.	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management	100,000	100,000
Note payable, unrelated party	50,000	50,000
Note payable, convertible, unrelated party, net of discount of $229,167	20,833	-
Current portion of notes payable, related-party, convertible	185,000	150,000
Current portion of notes payable, related-party	39,990	39,990
TOTAL CURRENT LIABILITIES	5,143,193	3,147,975

LONG-TERM LIABILITIES
Notes payable, related-party, convertible	15,000	50,000
Notes payable, related-party, net of discount of $106,250 and $118,750, respectively	139,045	116,250
TOTAL LIABILITIES	5,297,238	3,314,225

SHAREHOLDERS' DEFICIT:
Common Stock, No Par Value; 60,000,000 shares authorized; 57,648,408 and 55,799,517 shares issued and outstanding	7,378,783	7,224,783
Additional paid-in capital	(274,943)	91,629
Deficit accumulated during the development stage	(12,216,641)	(10,620,046)
TOTAL SHAREHOLDERS' DEFICIT	(5,112,801)	(3,303,634)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$184,437	$10,591

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2010

					August 29, 2001
					(Date of Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		through
	2010	2009	2010	2009	June 30, 2010

REVENUE	$139	$-	$302	$-	$485

COST OF SALES	-	-	-	-	-

GROSS PROFIT	139	-	302	-	485

OPERATING EXPENSES:
Consulting and outside services	16,979	7,000	88,064	7,000	2,934,641
Advertising	2,817	17,000	2,817	17,000	567,776
Legal services	-	-	-	-	952,073
Rent	-	-	-	-	514,936
Guaranteed payments	-	-	-	-	512,958
Officers' salaries	145,000	150,000	340,000	300,000	1,135,000
Salaries and wages	-	-	-	-	1,192,927
Other operating expenses	35,856	49,409	536,938	83,666	3,218,477

TOTAL OPERATING EXPENSES	200,652	223,409	967,819	407,666	11,028,788

NET LOSS FROM OPERATIONS	(200,513)	(223,409)	(967,517)	(407,666)	(11,028,303)

OTHER INCOME AND (EXPENSES)
Sublease rental income	-	-	-	-	55,979
Interest income	-	-	-	-	6,768
Change in value of derivative liability	39,511	(38,255)	(520,780)	(36,864)	(299,800)
Other miscellaneous income (expense)	-	-	-	(1,405)	106,854
Interest expense	(65,135)	(81,049)	(108,298)	(154,341)	(1,058,139)

TOTAL OTHER INCOME (EXPENSE)	(25,624)	(119,304)	(629,078)	(192,610)	(1,188,338)

NET LOSS	$(226,137)	$(342,713)	$(1,596,595)	$(600,276)	$(12,216,641)

Basic and diluted loss per share	$-	$(0.01)	$(0.03)	$(0.01)

Weighted average shares outstanding	57,261,838	50,856,375	56,804,846	50,323,269

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2010
			August 29, 2001
			(Date of Inception)
	Six Months Ended June 30,		through
	2010	2009	June 30, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,596,595)	$(600,276)	$(12,216,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402	-	237,924
Loss on disposal of property and equipment	-	1,405	1,405
Amortization of loan discount	33,333	39,467	255,212
Stock-based compensation	288,000	-	410,740
Change in value of derivative liability	520,780	(1,391)	299,800
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants for services	254,800	-	254,800
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	3,000	-	1,441,222
Gain on settlement of accounts payable	-	-	(23,435)
(Increase) decrease in:
Advances to employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	3,779	161	1,194,887
Accrued officers' salaries	340,000	150,000	1,090,000
Interest payable	73,037	30,915	765,991
Settlement payable	-	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(79,464)	(379,719)	(6,094,620)

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of property and equipment	(3,212)	-	(198,571)

NET CASH USED IN INVESTING ACTIVITIES	(3,212)	-	(198,571)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	22,300	1,200	1,460,127
Repayments of shareholder advances	(179,883)	(45,400)	(2,036,238)
Proceeds from ICE advance	-	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management	-	-	100,000
Proceeds from convertible notes payable, related party	-	15,000	1,283,699
Proceeds from note payable, unrelated party	-	-	50,000
Proceeds from note payable, convertible, unrelated party	250,000	-	250,000
Proceeds from notes payable, related-party	30,000	20,000	319,990
Repayments of notes payable, related-party	(19,705)	-	(19,705)
Proceeds from sale of common stock	151,000	9,500	4,526,115
Write-off of payable	-	35,711	35,711
Book overdraft	-	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	253,712	36,011	6,471,127

NET INCREASE (DECREASE) IN CASH	171,036	(343,708)	177,936

CASH AT BEGINNING OF THE PERIOD	6,900	994	-

CASH AT END OF THE PERIOD	$177,936	$(342,714)	$177,936

SUPPLEMENTAL DISCLOSURE
Interest paid in cash	$1,400	$1,520	$52,036
Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2010

NON-CASH ACTIVITIES

During the year ended December 31, 2009, the Company converted $35,711 owed an officer into equity.

During the year ended December 31, 2008, the Company issued 1,154,380 shares of common stock for the settlement of $130,945 payable to a related party. As a result the company recorded a gain on settlement of accounts payable of $23,435.

Accrued interest in the amounts of $0, $1,312 and $158,261 were capitalized to shareholder advances for the six months ended June 30, 2010 and 2009, and for the period from August 29, 2001 (inception) through June 30, 2010, respectively. Repayments of advances to shareholders includes payments of capitalized interest.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, AUGUST 29, 2001 (Date of Inception)	-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	1,040,129
Net loss	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	471,000
Net loss	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	(3,850,066)	(2,138,104)
Issuance for cash, 2005	561,764	277,000	-	-	277,000
Stock-based compensation, 2005	-	-	106,839	-	106,839
Issuance for consideration of loan, 2005	100,000	110,000	-	-	110,000
Conversion of notes payable, 2005	998,635	1,138,029	-	-	1,138,029
Warrants issued in connection with notes payable , 2005	-	-	85,734	-	85,734
Recapitalization of common equity, note 5	1,615,000	-	-	-	-
Net loss	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)
Issuance for cash, 2006	803,179	855,600	-	-	855,600
Stock-based compensation, 2006	-	-	16,401	-	16,401
Issuance of common stock, 2006	550,000	-	-	-	-
Payment on subscription receivable, 2006	-	428,000	-	-	428,000
Issuance for services, 2006	120,000	-	-	-	-
Net loss	-	-	-	(1,280,821)	(1,280,821)

BALANCE, DECEMBER 31, 2006	22,365,903	4,520,591	208,974	(6,799,385)	(2,069,820)
Issuance for cash, 2007	5,704,583	714,100	-	-	714,100
Issuance for services, 2007	40,000	10,000	-	-	10,000
Payment on subscription receivable, 2007	-	23,000	-	-	23,000
Issuance of common stock, 2007	166,667	-	-	-	-
Net loss	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	5,267,691	208,974	(7,587,981)	(2,111,316)
Payment on subscriptions receivable, 2008	-	25,000	-	-	25,000
Issuance for cash, 2008	4,387,500	176,000	-	-	176,000
Issuance for services, 2008	15,654,650	1,453,222	-	-	1,453,222
Issuance for settlement of liability, 2008	1,154,380	130,945	-	-	130,945
Loan discount on convertible debt, 2008	-	-	150,000	-	150,000
Derivative liability, 2008	-	-	(222,575)	-	(222,575)
Net Loss	-	-	-	(1,896,782)	(1,896,782)

BALANCE, DECEMBER 31, 2008	49,473,683	7,052,858	136,399	(9,484,763)	(2,295,506)
Issuance for cash, 2009	2,325,834	34,925	-	-	34,925
Issuance in conjunction with debt, 2009	4,000,000	137,000	-	-	137,000
Capital contribution from officer, non-cash, 2009	-	-	35,711	-	35,711
Loan discount on convertible debt, 2009	-	-	53,629	-	53,629
Derivative liability, 2009	-	-	(134,110)	-	(134,110)
Net loss	-	-	-	(1,135,283)	(1,135,283)

BALANCE, DECEMBER 31, 2009	55,799,517	7,224,783	91,629	(10,620,046)	(3,303,634)
Issuance for cash, 2010	1,788,891	151,000	-	-	151,000
Issuance for services, 2010	60,000	3,000	-	-	3,000
Derivative liability, 2010	-	-	(1,159,372)	-	(1,159,372)
Loan discount on debt, 2010	-	-	250,000	-	250,000
Stock-based compensation, 2010	-	-	288,000	-	288,000
Warrants issued for services, 2010	-	-	254,800	-	254,800
Net loss	-	-	-	(1,596,595)	(1,596,595)

BALANCE, JUNE 30, 2010	57,648,408	$7,378,783	$(274,943)	$(12,216,641)	$(5,112,801)

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
(unaudited)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three (3) months or less to be cash equivalents.

Advertising Costs
Advertising costs are charged to expense when incurred.  During the six months ended June 30, 2010 and 2009, the amount charged to expense was $ 2,817 and $ 17,000, respectively.  From inception  through June 30, 2010, advertising costs was $ 567,776.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments
FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At June 30, 2010, the Company adjusted its derivative liability to its fair value and reflected the increase in fair value of $520,780 as other expense on the Condensed Consolidated Statement of Operations.

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

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes fair value measurements by level at June 30, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$1,815,857	$1,815,857

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$135,705	$135,705

The carrying amounts reported on the balance sheet of cash, accounts payable and other accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of notes payable and advances from shareholders approximate fair value based on prevailing interest rates.

Derivative liability was valued under the Black-Scholes model using the following assumptions at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Risk free interest rate	0.30% - 1.875%	0.05% - 2.625%
Volatility	100%	100%
Term	0.01 - 4.60 Years	0.01 - 4.99 Years
Dividend yield	0.00%	0.00%

The following is a reconciliation of the value of the derivative liability:

Value at January 1, 2009	$29,947
Reclassification of financial instrument from equity to liabilities	134,110
Decrease in value of derivative liability	(28,352)
Value at December 31, 2009	135,705
Reclassification of financial instrument from equity to liabilities	1,159,372
Increase in value of derivative liability	520,780
Value at June 30, 2010	$1,815,857

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

During the six months ended June 30, 2010 and 2009, depreciation expense was $402 and $0, respectively.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (Continued)
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

In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – Scope Clarification” which is intended to clarify which transactions require a decrease in ownership provisions particularly for non-controlling interests in consolidated financial statements. In addition, it requires increased disclosures about deconsolidation of a subsidiary. It requires retrospective application and is effective for the first interim or annual periods ending on or after December 15, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2020-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash” which is intended to clarify the accounting treatment for a stock portion of a shareholder distribution that (1) contains both cash and stock components, (2) allows shareholders to select their preferred form of distribution, and (3) limits the total amount of cash to be distributed. It defines a stock dividend as a dividend that takes nothing from the property of an entity and adds nothing to the interests of an entity’s shareholders because the proportional interest of each shareholder remains the same. The stock portion of the distribution must be treated as a stock issuance and be reflected in the EPS calculation prospectively. It requires retrospective application and is effective for annual periods ending on or after December 15, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU was adopted effective on January 1, 2010 and did do not have a material impact on our consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	RELATED PARTY TRANSACTIONS

Due to Officers
The Company borrows funds from Daniel Thompson and Gary Teel; both of whom are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has employment agreements with these officers (see Employment Agreements). The total balance due to Daniel Thompson and Gary Teel for accrued salaries, advances, and accrued interest, at June 30, 2010 and December 31, 2009, was $639,067 and $546,650, respectively.

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances through September 30, 2008. Effective October 1, 2008, both Daniel Thompson and Gary Teel cancelled their waiver and the Company has accrued these salaries in accordance with the terms of the employment agreements.  At June 30, 2010 and December 31, 2009 $900,000 and $750,000 has been accrued in connection with their employment agreements, respectively.  These amounts are included as amounts Due to Officers on the balance sheet.   During the six months ended June 30, 2010, $106,613 of salaries has been paid to Danny Thompson and $73,000 of salaries were paid to Gary Teel. To date, as of June 30, 2010, $238,917 of salaries has been paid to Daniel Thompson and $81,336 of salaries has been paid to Gary Teel.

Accounts Payable- Related Party
During the year ended December 31, 2009, the Company issued 1,154,380 shares of common stock for the settlement of $130,945 payable to a related party.  At June 30, 2010 and December 31, 2009 the Company had amounts payable to this related party of $135,348 and $135,348, respectively, for professional services rendered.

Notes Payable- Related Party
The Company has entered into several loan agreements with related parties (see note 3).

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

During 2004, the Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at June 30, 2010 and December 31, 2009, of which a portion is convertible into shares of the Company’s common stock.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement as of June 30, 2010 and continues to accrue interest on the outstanding principal balance.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.        NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES (continued)

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at June 30, 2010 and December 31, 2009. At June 30, 2010, the Company was in default on this loan agreement.

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

The balance outstanding on the advance from ICE at June 30, 2010 and December 31, 2009 was $50,000.

Note Payable – Unrelated Party
On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matured on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share and expire June 2, 2014. As of June 30, 2010, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

Convertible Note Payable – Unrelated Party
On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matures on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. As of August 18, 2011, the Company is in default on this Note.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES (continued)

Convertible Note Payable – Related Party
On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matured in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008. As of June 30, 2010, the Company is in default on this Convertible Debenture and the warrants have not been exercised.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity.

On April 29, 2009, the Company entered into an unsecured Convertible Debenture agreement with a shareholder in the amount of $35,000. The Debenture bears interest at 12% per year and matures on April 29, 2011.  The Debenture is convertible into common shares of the Company at $0.08 per share at the option of the holder no earlier than August 21, 2009.  As of August 18, 2011, the Company is in default on this Convertible Debenture.

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

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on October 27, 2009.  In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire on April 27, 2014. As of June 30, 2010, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

On May 27, 2009, the Company entered into an unsecured Promissory Note with a shareholder for $15,000. The Note bears interest at 10% per year and matured on August 26, 2009. In conjunction with the Note, the Company issued 1,500,000 shares of its common stock to the lender. As of June 30, 2010, the Company is in default on this Promissory Note , however, during April 2011, the Company repaid the principal and interest balance due under this Note.

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and employee of the Company for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014. The principal and interest balances are due upon maturity, however, prepayments are allowed. As of June 30, 2010, the balance of this note was $230,295.  In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	NOTES PAYABLE, ESCROW DEPOSIT & LOAN FEES (continued)

Future minimum payments due under these notes payable are as follows:

12-months ended June 30,	Related Party	Unrelated Party	Total
2011	$224,990	$968,000	$1,192,990
2012	5,000	-	5,000
2013	5,000	-	5,000
2014	20,000	-	20,000
2015	230,295	-	230,295
	485,285	968,000	1,453,285
Less loan discount	106,250	229,167	335,417
Net loan balance	$379,035	$738,833	$1,117,868

4.         COMMITMENTS AND CONTINGENCIES

Operating Leases
Rent expense for the six months June 30, 2010 and 2009 was $0.  From inception through June 30, 2010, rent expense was $514,936.

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

Payroll Taxes
The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of June 30, 2010, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

Cash Deposits
The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of June 30, 2010.

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

6.         INCOME TAXES

At June 30, 2010, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. As of  June 30, 2010 management is still determining the amount of net operating loss carryforwards that are available to offset federal and state taxable income and their respective expiration dates.

As of June 30, 2010 and December 31, 2009, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the six months ended June 30, 2010 and 2009, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2003, and by the IRS for tax years through 2004. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. As of June 30, 2010 the Company has not filed all statutory filings.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.         STOCK OPTIONS AND WARRANTS

Stock Options
Stock based compensation expense for the six months ended June 30, 2010 and 2009 amounted to $288,000 and $0, respectively, and $416,298 from August 1, 2001 (date of inception) through June 30, 2010.

The following is a schedule summarizing stock option activity for the year ended December 31,  2009 and six months ended June 30, 2010:

		Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2009	425,000	$1.37
Granted	2,500,000	0.10
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2009	2,925,000	$0.28
Exercisable at December 31, 2009	425,000	$1.37
Granted	3,000,000	0.08
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2010	$5,925,000	$0.18
Exercisable at June 30, 2010	$3,425,000	$0.24

As of June 30, 2010, the total unrecognized fair value compensation cost related to non-vested stock options was $81,750 which is expected to be recognized over 4.52 years.

Information about stock options outstanding at June 30, 2010 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Shares	Remaining	Exercise Price of	Shares	Exercise Price of
Price	Outstanding	Contractual Life	Shares Outstanding	Exercisable	Shares Exercisable

$0.08	2,500,000	4.27 years	$0.10	-	$ N/A
$0.10	3,000,000	4.60 years	$0.08	3,000,000	$0.08
$1.25	325,000	1.25 years	$1.25	325,000	$1.25
$1.75	100,000	1.25 years	$1.75	100,000	$1.75
	5,925,000			3,425,000

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.         STOCK OPTIONS AND WARRANTS (continued)

Warrants
The Company has also issued warrants to purchase shares of common stock. As of June 30, 2010, the Company has approximately 32,300,202 warrants outstanding with exercise prices ranging from $0.01 per share to $1.75 per share. These warrants expire through March 2014.

The following table summarizes information about warrants outstanding at June 30, 2010:

Exercise Prices	Number of Warrants	Weighted- Average Remaining Life

$0.01 - $0.15	25,403,613	3.70 years
$0.20 - $0.50	6,263,334	3.18 years
$1.10 - $1.75	633,255	.99 years
Total warrants outstanding:	32,300,202

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

8.        SUBSEQUENT EVENTS (continued)

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

Issuance of Common Stock
The Company received $53,000 in exchange for 776,000 shares of common stock from July 1, 2010 through August 18, 2011.

The Company granted 14,750,000 shares of common stock from July 1, 2010 through August 18, 2011 as part of three financing agreements. As of August 18, 2011, 14,750,000 shares were due to be issued.

Total shares of common stock issued from July 1, 2010 through August 18, 2011 totaled 15,526,000.  At August 18, 2011, there were 13,500,000 shares due to be issued.

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

Liquidity and Capital Resources

At June 30, 2010

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2010, we had $ 177,936 of cash and cash equivalents and total assets amounted to $184,437. At December 31, 2009 we had $ 6,900 of cash and cash equivalents, and total assets amounted to $ 10,591, which include fixed assets and other assets.

Net cash used in operating activities was $79,464 and $379,719 for the six months June 30, 2010 and 2009, respectively. The increase in the amount of net cash used in operating activities during the period ended June 30, 2010 compared to the same period last year was attributable to the increase in net loss to $1,596,595  for the six months ended June 30, 2010, compared to $600,276 for the same period last year. The current period loss was primarily offset by the following non-cash transactions: an increase in accrued officers’ salaries of $340,000, interest payable of $73,037, change in value of derivative liability of $520,780, stock-based compensation of $288,000, issuance of warrants for services of $254,800, and amortization of loan costs of $33,33.

Net cash provided by financing activities was $253,712 and $36,011 for the six months ended June 30, 2010 and  2009, respectively. The cash flows from financing activities during the six months ended June 30, 2010 was attributable to proceeds from the sale of common stock of $151,000, and proceeds from notes payable of $280,000, net of repayments of notes payable of $19,705.  In addition, we repaid $179,883 of officer’s advances and received  $22,300 in officer advances during the six months ended June 30, 2010.

We have incurred operating losses since inception and at June 30, 2010, we had an accumulated deficit of $ 12,216,641.

Current liabilities at June 30, 2010 consisted primarily of accounts payable and accrued expenses of $663,843, accounts payable to related party of $135,348, payroll tax payable of $272,623, amounts due to officers of $639,067, accured officers' salaries of $90,000, convertible and non-convertible notes in the amount of $928,823, derivative liabilities in the amount of $1,815,857, and accrued interest in the amount of $562,632.  Current liabilities at December 31, 2009 consisted primarily of accounts payable of $687,264, accounts payable to related party of $135,348, payroll tax payable of $245,423, amounts due to officers of $546,650, convertible and non-convertible notes in the amount of $907,990, derivative liabilities in the amount of $135,705, and accrued interest in the amount of $489,595.

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

Results of Operations

For the Six Months Ended June 30, 2010 and 2009

We had $302 in operating revenues for the six months ended June 30, 2010 and no operating revenue for the six months ended June 30, 2009.

We had operating expenses of $967,819 and $407,666 for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $506,153. The increase was primarily due to increases in consulting and outside services, officers’ salaries, and accounting expenses and stock based compensation, both of which are included in other operating expenses.

We had a net loss of $1,596,595 for the six months ended June 30, 2010 compared to a net loss of $600,276 for the six months June 30, 2009, representing an increase of $996,319.  The increase was primarily due to increases in operating expenses compounded by loss recorded from and the change in the fair value of the derivative liability.

For the Three Months Ended June 30, 2010 and 2009

We had $139 in operating revenues for the three months ended June 30, 2010 and no operating revenues for the three months ended June 30, 2009.

We had operating expenses of $200,652 and $223,409 for the three months ended June 30, 2010 and 2009, respectively, representing an decrease of $22,757. The decrease was primarily due to decreases in officers’ salaries and advertising costs during the period.

We had a net loss of $226,137 for the three months ended June 30, 2010 compared to a net loss of $342,713 for the three months ended June 30, 2009, representing an decrease of $116,576. The decrease was primarily due to decreases in operating expenses, compounded by a gain recorded from the change in the fair value of the derivative liability which amounted to a gain for the three months ended June 30, 2010.

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

The change in fair value of the derivative liability amounted to a net loss of $520,780 and $36,864  for the six months ended June 30, 2010 and  2009, respectively.  The losses resulted mainly from a slight increase in the Company’s stock price. We will continue to re-measure the derivative liability at fair value each quarter-end until they are completely settled or expire.

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

Off Balance Sheet Arrangements

As of June 30, 2010, we had no off balance sheet arrangements.

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

In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – Scope Clarification” which is intended to clarify which transactions require a decrease in ownership provisions particularly for non-controlling interests in consolidated financial statements. In addition, it requires increased disclosures about deconsolidation of a subsidiary. It requires retrospective application and is effective for the first interim or annual periods ending on or after December 15, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2020-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash” which is intended to clarify the accounting treatment for a stock portion of a shareholder distribution that (1) contains both cash and stock components, (2) allows shareholders to select their preferred form of distribution, and (3) limits the total amount of cash to be distributed. It defines a stock dividend as a dividend that takes nothing from the property of an entity and adds nothing to the interests of an entity’s shareholders because the proportional interest of each shareholder remains the same. The stock portion of the distribution must be treated as a stock issuance and be reflected in the EPS calculation prospectively. It requires retrospective application and is effective for annual periods ending on or after December 15, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU was adopted effective on January 1, 2010 and did do not have a material impact on our consolidated financial statements.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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