Form 10-Q
period 2010-09-30
CARDIFF INTERNATIONAL INC
filed 2011-08-23
CIK 811222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐           No ☒

Common Stock outstanding at September 30, 2010, 57,898,408 shares of no par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter September 30, 2010

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-Q

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Cash Flows	3 – 4
	Condensed Consolidated Statements of Shareholders’ Equity (Deficit)	5
	Notes to Condensed Consolidated Financial Statements	6 – 18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	24

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONTENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2010 (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2010 (UNAUDITED)	3 - 4

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)	5-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-14

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS
	9/30/2010	12/31/2009

CURRENT ASSETS
Cash and cash equivalents	$32,583	$6,900
Advances to Employees	1,659	1,659

TOTAL CURRENT ASSETS	34,242	8,559

PROPERTY AND EQUIPMENT
Computer equipment	4,124	1,562
Patents and trademarks	650	-
Accumulated depreciation and amortization	(876)	(130)

PROPERTY AND EQUIPMENT, NET	3,898	1,432

OTHER ASSETS
Deposits	600	600

TOTAL ASSETS	$38,740	$10,591

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$672,601	$687,264
Accounts payable, related party	135,348	135,348
Interest payable	604,367	489,595
Accrued officer's salaries	135,000	-
Accrued payroll taxes	282,223	245,423
Current portion of settlement payable, shareholder	7,500	-
Derivative liability	1,890,976	135,705
Due to officers	266,284	546,650
Advance from International Card Establishment, Inc.	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management	100,000	100,000
Note payable, unrelated party	50,000	50,000
Note payable, convertible, unrelated party, net of discount of $166,667	83,333	-
Current portion of notes payable, related-party, convertible	185,000	150,000
Current portion of notes payable, related-party	39,990	39,990

TOTAL CURRENT LIABILITIES	5,020,622	3,147,975

LONG-TERM LIABILITIES
Settlement payable, shareholder	80,000	-
Note payable, related-party, convertible	15,000	50,000
Notes payable, related-party, net of discount of $100,000 and $118,750, respectively	125,591	116,250

TOTAL LIABILITIES	5,241,213	3,314,225

SHAREHOLDERS' DEFICIT
Common Stock, No Par Value; 60,000,000 shares authorized; 57,898,408 and 55,799,517 shares issued and outstanding	7,398,783	7,224,783
Additional paid-in capital	(4,726)	91,629
Deficit accumulated during the development stage	(12,596,530)	(10,620,046)
TOTAL SHAREHOLDERS' DEFICIT	(5,202,473)	(3,303,634)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$38,740	$10,591

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2010

					August 29, 2001
					(Date of Inception)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,		through
	2010	2009	2010	2009	September 30, 2010

REVENUE	$85	$101	$387	$101	$570

COST OF SALES	-	-	-	-	-

GROSS PROFIT	85	101	387	101	570

OPERATING EXPENSES:
Consulting and outside services	12,375	4,188	100,439	11,188	2,947,016
Advertising	7,025	-	9,842	17,000	574,801
Legal services	-	-	-	-	952,073
Rent	-	-	-	-	514,936
Guaranteed payments	-	-	-	-	512,958
Officers' salaries	120,000	150,000	460,000	450,000	1,255,000
Salaries and wages	-	-	-	-	1,192,927
Other operating expenses	82,415	9,293	619,355	92,958	3,300,894

TOTAL OPERATING EXPENSES	221,815	163,481	1,189,636	571,146	11,250,605

NET LOSS FROM OPERATIONS	(221,730)	(163,380)	(1,189,249)	(571,045)	(11,250,035)

OTHER INCOME AND (EXPENSES)
Sublease rental income	-	-	-	-	55,979
Interest income	-	-	-	-	6,768
Change in value of derivative liability	(47,672)	(37,881)	(568,452)	(74,745)	(347,472)
Other miscellaneous income (expense)	-	-	-	(1,405)	106,854
Interest expense	(110,485)	(60,918)	(218,783)	(215,259)	(1,168,624)

TOTAL OTHER INCOME (EXPENSE)	(158,157)	(98,799)	(787,235)	(291,409)	(1,346,495)

NET LOSS	$(379,887)	$(262,179)	$(1,976,484)	$(862,454)	$(12,596,530)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding	57,816,886	52,095,205	57,145,900	50,920,405

Prepared without audit.
See notes to condensed consolidated financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2010
			August 29, 2001
			(Date of Inception)
	Nine Months Ended Sept. 30,		through
	2010	2009	September 30, 2010
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,976,484)	$(862,454)	$(12,596,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	746	-	238,268
Loss on disposal of property and equipment	-	1,405	1,405
Amortization of loan discount	102,083	112,461	323,962
Stock-based compensation	288,000	-	410,740
Change in value of derivative liability	568,452	74,745	347,472
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants for services	254,800	-	254,800
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	3,000	-	1,441,222
Gain on settlement of accounts payable	-	-	(23,435)
(Increase) decrease in:
Advances to employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	22,137	53,738	1,213,245
Accrued officers' salaries	460,000	450,000	1,210,000
Interest payable	114,772	93,224	807,726
Settlement payable	(2,500)	-	(2,500)

NET CASH USED IN OPERATING ACTIVITIES	(164,994)	(76,881)	(6,180,150)

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of property and equipment	(3,212)	-	(198,571)

NET CASH USED IN INVESTING ACTIVITIES	(3,212)	-	(198,571)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	22,300	10,329	1,460,127
Repayments of shareholder advances	(240,001)	(140,000)	(2,096,356)
Proceeds from ICE advance	-	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management	-	-	100,000
Proceeds from convertible notes payable, related party	-	50,000	1,283,699
Proceeds from note payable, unrelated party	-	35,500	50,000
Proceeds from notes payable, convertible, unrelated party	250,000	-	250,000
Proceeds from notes payable, related-party	30,000	54,990	319,990
Repayments of notes payable, related-party	(39,410)	-	(39,410)
Proceeds from sale of common stock	171,000	34,925	4,546,115
Write-off of payable	-	35,711	35,711
Book overdraft	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	193,889	81,455	6,411,304

NET INCREASE IN CASH	25,683	4,574	32,583

CASH AT BEGINNING OF THE PERIOD	6,900	994	-

CASH AT END OF THE PERIOD	$32,583	$5,568	$32,583

SUPPLEMENTAL DISCLOSURE
Interest paid in cash	$1,400	$1,520	$52,036

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2010

NON-CASH ACTIVITIES

During the nine months ended September 30, 2010, the Company entered into a separation agreement with an officer and shareholder of the Company whereby the Company agreed to pay the shareholder $90,000 and the shareholder agreed to forgive the balance due to him, including accrued salaries, of $387,664.

During the year ended December 31, 2009, the Company converted $35,711 owed to an officer into equity.

During the year ended December 31, 2008, the Company issued 1,154,380 shares of common stock for the settlement of $130,945 payable to a related party. As a result the company recorded a gain on settlement of accounts payable of $23,435.

Accrued interest in the amounts of $0, $1,819 and $158,261 were capitalized to shareholder advances for the nine months ended September 30, 2010 and 2009, and for the period from August 29, 2001 (inception) through September 30, 2010, respectively. Repayments of advances to shareholders includes payments of capitalized interest.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, AUGUST 29, 2001 (Date of Inception)	-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	1,040,129
Net loss	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	471,000
Net loss	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	(3,850,066)	(2,138,104)
Issuance for cash, 2005	561,764	277,000	-	-	277,000
Stock-based compensation, 2005	-	-	106,839	-	106,839
Issuance for consideration of loan, 2005	100,000	110,000	-	-	110,000
Conversion of notes payable, 2005	998,635	1,138,029	-	-	1,138,029
Warrants issued in connection with notes payable , 2005	-	-	85,734	-	85,734
Recapitalization of common equity, note 5	1,615,000	-	-	-	-
Net loss	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)
Issuance for cash, 2006	803,179	855,600	-	-	855,600
Stock-based compensation, 2006	-	-	16,401	-	16,401
Issuance of common stock, 2006	550,000	-	-	-	-
Payment on subscription receivable, 2006	-	428,000	-	-	428,000
Issuance for services, 2006	120,000	-	-	-	-
Net loss	-	-	-	(1,280,821)	(1,280,821)

BALANCE, DECEMBER 31, 2006	22,365,903	4,520,591	208,974	(6,799,385)	(2,069,820)
Issuance for cash, 2007	5,704,583	714,100	-	-	714,100
Issuance for services, 2007	40,000	10,000	-	-	10,000
Payment on subscription receivable, 2007	-	23,000	-	-	23,000
Issuance of common stock, 2007	166,667	-	-	-	-
Net loss	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	5,267,691	208,974	(7,587,981)	(2,111,316)
Payment on subscriptions receivable, 2008	-	25,000	-	-	25,000
Issuance for cash, 2008	4,387,500	176,000	-	-	176,000
Issuance for services, 2008	15,654,650	1,453,222	-	-	1,453,222
Issuance for settlement of liability, 2008	1,154,380	130,945	-	-	130,945
Loan discount on convertible debt, 2008	-	-	150,000	-	150,000
Derivative liability, 2008	-	-	(222,575)	-	(222,575)
Net Loss	-	-	-	(1,896,782)	(1,896,782)

BALANCE, DECEMBER 31, 2008	49,473,683	7,052,858	136,399	(9,484,763)	(2,295,506)
Issuance for cash, 2009	2,325,834	34,925	-	-	34,925
Issuance in conjunction with debt, 2009	4,000,000	137,000	-	-	137,000
Capital contribution from officer, non-cash, 2009	-	-	35,711	-	35,711
Loan discount on convertible debt, 2009	-	-	53,629	-	53,629
Derivative liability, 2009	-	-	(134,110)	-	(134,110)
Net loss	-	-	-	(1,135,283)	(1,135,283)

BALANCE, DECEMBER 31, 2009	55,799,517	7,224,783	91,629	(10,620,046)	(3,303,634)
Issuance for cash, 2010	2,038,891	171,000	-	-	171,000
Issuance for services, 2010	60,000	3,000	-	-	3,000
Derivative liability, 2010	-	-	(1,186,819)	-	(1,186,819)
Loan discount on debt, 2010	-	-	250,000	-	250,000
Settlement of liability, 2010	-	-	297,664	-	297,664
Stock-based compensation, 2010	-	-	288,000	-	288,000
Warrants issued for services, 2010	-	-	254,800	-	254,800
Net loss	-	-	-	(1,976,484)	(1,976,484)

BALANCE, SEPTEMBER 30, 2010	57,898,408	$7,398,783	$(4,726)	$(12,596,530)	$(5,202,473)

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

 Advertising Costs
Advertising costs are charged to expense when incurred.  During the nine months ended September 30, 2010 and 2009, the amount charged to expense was $9,842  and $17,000, respectively.  From inception through September 30, 2010, advertising costs was $574,801.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments
FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At September 30, 2010, the Company adjusted its derivative liability to its fair value and reflected the increase in fair value of $568,452 as other expense on the Condensed Consolidated Statement of Operations.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes fair value measurements by level at September 30, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Derivative Liability	-	-	1,890,976	1,890,976

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	$-	$135,705	$135,705

The carrying amounts reported on the balance sheet of cash, accounts payable and other accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of notes payable and advances from shareholders approximate fair value based on prevailing interest rates.

Derivative liability was valued under the Black-Scholes model using the following assumptions at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Risk free interest rate	0.08% - 1.25%	0.05% - 2.625%
Volatility	100%	100%
Term	0.01 - 4.62 Years	0.01 - 4.99 Years
Dividend yield	0.00%	0.00%

The following is a reconciliation of the value of the derivative liability:

Value at December 31, 2008	$29,947
Reclassification of financial instrument from equity to liabilities	134,110
Decrease in value of derivative liability	(28,352)
Value at December 31, 2009	135,705
Reclassification of financial instrument from equity to liabilities	1,186,819
Increase in value of derivative liability	568,452
Value at September 30, 2010	$1,890,976

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

During the nine months ended September 30, 2010 and 2009, depreciation expense was $746 and $ 0, respectively.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.         RELATED PARTY TRANSACTIONS

Separation and Release Agreement with Officer
On September 1, 2010, the Company entered into a Separatation and Release Agreement with the Gary Teel, the Company’s former CFO. As part of the severance agreement, the Company will pay Mr. Teel $90,000 in 36 monthly installments of $2,500, commencing on September 1, 2010 and the amount due to him of $387,664, including the balance of  unpaid accrued salaries at September 1, 2010, which are no longer due.

Due to Officers
The Company borrows funds from Daniel Thompson and Gary Teel; both of whom are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has employment agreements with these officers (see Employment Agreements). The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest at September 30, 2010 was $ 266,284 . The total balance due to Daniel Thompson and Gary Teel for accrued salaries, advances, and accrued interest at December 31, 2009 was $546,649.

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances through September 30, 2008. Effective October 1, 2008, both Daniel Thompson and Gary Teel cancelled their waiver and the Company has accrued these salaries in accordance with the terms of the employment agreements. During the six months ended September 30, 2010, $160,731 of salaries has been paid to Danny Thompson and $79,000 of salaries were paid to Gary Teel. To date, as of September 30, 2010, $293,035 of salaries has been paid to Daniel Thompson and $87,336 to Gary Teel.

Accounts Payable- Related Party
During the year ended December 31, 2009, the Company issued 1,154,380 shares of common stock for the settlement of $130,945 payable to a related party.  At September 30, 2010 and December 31, 2009 the Company had amounts payable to this related party of $ 135,348 , for professional services rendered.

Notes Payable – Related Party
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

During 2004, the Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at September 30, 2010 and December 31, 2009, of which a portion is convertible into shares of the Company’s common stock.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement as of September 30, 2010 and continues to accrue interest on the outstanding principal balance.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at September 30, 2010 and December 31, 2009. At September 30, 2010, the Company was in default on this loan agreement.

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

The balance outstanding on the advance from ICE at September 30, 2010 and December 31, 2009 was $50,000.

Note Payable – Unrelated Party
On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matured on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share and expire June 2, 2014. As of September 30, 2010, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

Convertible Note Payable – Unrelated Party
On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matures on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. In conjunction with this loan, the Company issued warrants to purchase 5,000,000 shares of its common stock, exercisable at $0.08 per share, which expires on June 3, 2015. As a result of issued warrants, the Company recorded a $250,000 debt discount during 2009. As of August 18, 2011, the Company is in default on this Note.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Convertible Note Payable – Related Party
On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matured in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008. As of  September 30, 2011, the Company is in default on this Convertible Debenture and the warrants have not been exercised.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity.

On April 29, 2009, the Company entered into an unsecured Convertible Debenture agreement with a shareholder in the amount of $35,000. The Debenture is convertible into common shares of the Company at $0.08 per share at the option of the holder no earlier than August 21, 2009. The Debenture bears interest at 12% per year, matures on April 29, 2011, and is unsecured. All principal and unpaid accrued interest is due at maturity. As of August 18, 2011, the Company defaulted on this Convertible Debenture.

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

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on October 27, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock exercisable at $0.10 per share and expire on April 27, 2014. As a result of the warrants issued, the Company recorded a $19,990 during 2009. The Company assigned all of its receivables from consumer activations  of the rewards program as collateral on this debenture. As of December 31, 2009 and September 30, 2010, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

On May 27, 2009, the Company entered into an unsecured Promissory Note with a shareholder for $15,000. The Note bears interest at 10% per year and matured on August 26, 2009. In conjunction with the Note, the Company issued 1,500,000 shares of its common stock to the lender. As of September 30, 2010, the Company is in default on this promissory notes, however, during April 2011, the Company repaid the principal and interest balance due under this Note.

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and employee of the Company for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014. The principal and interest balances are due upon maturity, however, prepayments are allowed. As of September 30, 2010 the balance of this note was $210,590.  In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of August 18, 2011, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Future minimum payments due under these notes payable are as follows:

12 months ending September 30, 2010	Related Parties	Unrelated Parties	Total
2011	$224,990	$968,000	$1,192,990
2012	5,000	-	5,000
2013	5,000	-	5,000
2014	20,000	-	20,000
2015	210,590	-	210,590
	465,580	968,000	1,433,580
Less loan discount	100,000	166,666	266,666
Net loan balance	$365,580	$801,334	$1,166,914

4.         COMMITMENTS AND CONTINGENCIES

Operating Leases
Rent expense for the nine months ended September 30, 2010 and 2009 was $0, respectively.  From inception through September 30, 2010, rent expense was $514,936.

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

Payroll Taxes
The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of September 30, 2010, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

Cash Deposits
The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of September 30, 2010.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.         INCOME TAXES

At September 30, 2010, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. As of September 30, 2010 management is still determining the amount of net operating loss carryforwards that are available to offset federal and state taxable income and their respective expiration dates.

As of September 30, 2010 and December 31, 2009, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the nine months ended September 30, 2010 and 2009, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2003, and by the IRS for tax years through 2004. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. As of September 30, 2010 the Company has not filed all statutory filings.

7.         STOCK OPTIONS AND WARRANTS

Stock Options

Stock based compensation expense related to an employee for the nine months ended September 31, 2010 and December 31, 2009 amounted to $288,000 and $5,558, respectively, and $410,740 from August 1. 2001 (date of inception) through September 30, 2010.

The following is a schedule summarizing stock option activity for the year ended December 31, 2009 and nine months ended September 30, 2010:

		Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2009	425,000	$1.37
Granted	2,500,000	0.10
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2009	2,925,000	0.28
Granted	3,000,000	0.08
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2010	5,925,000	$0.18
Exercisable at September 30, 2010	3,425,000	$0.24

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2010, the total unrecognized fair value compensation cost related to non-vested stock options was $81,750 which is expected to be recognized over 4.02 years.

Information about stock options outstanding at September 30, 2010 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Shares	Remaining	Exercise Price of	Shares	Exercise Price of
Price	Outstanding	Contractual Life	Shares Outstanding	Exercisable	Shares Exercisable

$1.25	325,000	1.00 years	$1.25	325,000	$1.25
$1.75	100,000	1.00 years	$1.75	100,000	$1.75
$0.10	2,500,000	4.02 years	$0.10	-	N/A
$0.08	3,000,000	4.35 years	$0.08	3,000,000	$0.08
	5,925,000			3,425,000

Warrants
The Company has also issued warrants to purchase shares of common stock. As of September 30, 2010, the Company has approximately 32,425,255 warrants outstanding with exercise prices ranging from $0.01 per share to $1.75 per share. These warrants expire through March 2014.

The following table summarizes information about warrants outstanding at September 30, 2010:

		Weighted-
		Average
Exercise	Number of	Remaining
Prices	Warrants	Life

$0.01 - $0.15	25,528,613	3.46 years
$0.25 - $0.50	6,263,334	2.92 years
$1.10 - $1.75	633,255	0.74 years
Total warrants outstanding:	32,425,202

8.	SUBSEQUENT EVENTS

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

Issuance of Common Stock
The Company received $33,000 in exchange for 526,000 shares of common stock from October 1, 2010 through August 18, 2011.

The Company granted 14,750,000 shares of common stock from October 1, 2010 through August 18, 2011 as part of three financing agreements. As of August 18, 2011, 13,500,000 shares were due to be issued.

Total shares of common stock issued from October 1, 2010 through August 186, 2011 totaled 15,276,000.  At August 18, 2011, there were 13,500,000 shares due to be issued.

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

Liquidity and Capital Resources

At September 30, 2010

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At September 30, 2010, we had 32,583 of cash and cash equivalents and total assets amounted to $38,740. At December 31, 2009 we had $6,900 of cash and cash equivalents, and total assets amounted to $ 10,591, which include fixed assets and other assets.

Net cash used in operating activities was $164,994 and $ 76,881 for the nine months ended September 30, 2010 and 2009, respectively. The increase in the amount of net cash used in operating activities during the period ended September 30, 2010 compared to the same period last year was attributable to the increase in net loss to $ 1,976,484 for the nine months ended September 30, 2010, compared to $ 862,454 for the same period last year. The current period loss was primarily offset by the following non-cash transactions: stock compensation expense of $288,000,  a change in value of derivative liabilities of $568,452, issuance of warrants of $254,800, and interest payable of $ 114,772.

Net cash provided by financing activities was $193,889 and $81,455 for the nine months ended September 30, 2010 and  2009, respectively. The cash flows from financing activities during the nine months ended September 30, 2010 was attributable to proceeds from the sale of common stock of $171,000 and proceeds from notes payable of $280,000, net of repayments on notes payable of $39,410.  In addition, we repaid $ 240,001 of officers advances and received $22,300 in officer advances during the nine months ended September 30, 2010.

We have incurred operating losses since inception and at September 30, 2010, we had an accumulated deficit of $ 12,596,530.

Current liabilities at September 30, 2010 consisted primarily of accounts payable and accrued expenses of $672,601, accounts payable to related party of $135,348, payroll tax payable of $ 282,223, amounts due to officers of $ 266,284, accrued officer’s salary of $135,000, derivative liability of $1,890,976, convertible and non-convertible promissory notes in the amount of $ 1,026,323, and accrued interest in the amount of $ 604,367. Current liabilities at December 31, 2009 consisted primarily of accounts payable of $ 687,264, accounts payable to related party of $135,348, payroll tax payable of $245,423 amounts due to officers of $ 546,650, derivative liability of $135,705,  convertible and non-convertible notes in the amount of $907,990 and accrued interest in the amount of $489.595.

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

Results of Operations

For the Three Months Ended September 30, 2010 and 2009

We had operating revenues in the amount of $85 for the three months ended September 30, 2010 and $101 in operating revenues for the three months ended September 30, 2009.

We had operating expenses of $221,815 and $163,481 for the three months ended September 30, 2010 and 2009, respectively, representing an increase of $58,334. The increase was primarily due to increases in accounting service provided.

We had a net loss of $379,887 for the three months ended September 30, 2010 compared to a net loss of $262,179 for the three months ended September 30, 2009, representing an increase of $177,708. The increase was primarily due to an increase in operating expenses, compounded by an increase in interest expense due to increases in promissory notes payable outstanding during the period.

For the Nine Months Ended September 30, 2010 and 2009

We had operating revenues in the amount of $387 for the nine months ended September 30, 2010 and $101 in operating revenues for the nine months ended September 30, 2009.

We had operating expenses of $1,189,636 and $ 571,146 for the nine months ended September 30, 2010 and  2009, respectively, representing an increase of $ 616,490. The increase was primarily due to increases in consulting expense of $89,251, and accounting expense of $241,862 and stock compensation expense of $288,000, both included in other operating expenses.

We had a net loss of $1,976,484 for the nine months ended September 30, 2010 compared to a net loss of $862,454 for the nine months ended September 30, 2009, representing an increase of $1,114,030. The increase was primarily due to increases in operating expenses, compounded by a loss recorded for the change in value of derivative liabilities of $568,452.

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

The change in fair value of the derivative liability amounted to a net loss of $ 568,452 and$74,745 for the nine months ended September 30, 2010 and 2009, respectively.  The loss resulted mainly from an increase in the Company’s stock price. We will continue to re-measure the derivative liability at fair value each quarter-end until they are completely settled or expire.

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

Off Balance Sheet Arrangements

As of September 30, 2010, we had no off balance sheet arrangements.

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