Form 10-Q
period 2011-03-31
CARDIFF INTERNATIONAL INC
filed 2011-11-01
CIK 811222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐          No  ☒

Common Stock outstanding at March 31, 2011, 59,354,408 shares of no par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter March 31, 2011

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-Q

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5 – 6
	Condensed Consolidated Statements of Shareholders’ Equity (Deficit)	7
	Notes to Condensed Consolidated Financial Statements	8 – 19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	24

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010
ASSETS
	March 31, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$62,974	$1,822
Advances to employees	1,659	1,659

TOTAL CURRENT ASSETS	64,633	3,481

PROPERTY AND EQUIPMENT
Computer equipment	4,124	4,124
Website Design	7,500	-
Accumulated depreciation	(2,190)	(1,220)

PROPERTY AND EQUIPMENT, NET	9,434	2,904

OTHER ASSETS
Patents and trademarks, net accumulated amortization of $11 and $0, respectively	639	650
Deposits	600	600

TOTAL ASSETS	$75,306	$7,635

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$763,724	$683,859
Accounts payable, related party	165,235	183,896
Interest payable	690,197	646,102
Accrued officer's salaries	225,000	180,000
Accrued payroll taxes	301,423	291,863
Current portion of settlement payable, shareholder	22,500	30,000
Derivative liability	1,223,342	1,886,224
Due to officer	351,485	324,669
Advance from International Card Establishment, Inc.	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management Corporation	100,000	100,000
Note payable, unrelated party	50,000	50,000
Note payable, convertible, unrelated party, net of discount of $41,667 and $104,167	208,333	145,833
Current portion of notes payable, related-party, convertible	185,000	150,000
Current portion of notes payable, related-party	39,990	39,990

TOTAL CURRENT LIABILITIES	4,894,229	5,280,436

LONG-TERM LIABILITIES
Settlement payable, shareholder	50,000	50,000
Notes payable, unrelated party, net of discount of $194,400 and $0, respectively	5,600	-
Notes payable, related-party, convertible	15,000	50,000
Notes payable, related-party, net of discount of $112,200 and $93,750, respectively	123,390	131,841

TOTAL LIABILITIES	5,088,219	5,512,277

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value; 60,000,000 shares authorized; 59,354,408 and 58,104,408 shares issued and outstanding	7,415,783	7,415,783
Additional paid-in capital	13,961	(11,039)
Deficit accumulated during the development stage	(12,442,657)	(12,909,386)

TOTAL SHAREHOLDERS' DEFICIT	(5,012,913)	(5,504,642)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$75,306	$7,635

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2011

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2011	2010	March 31, 2011

REVENUE	$-	$163	$768

COST OF SALES	-	-	-

GROSS PROFIT	-	163	768

OPERATING EXPENSES:
Consulting and outside services	8,479	71,085	2,961,624
Advertising	15,546	-	594,951
Legal services	-	-	952,073
Rent	-	-	514,936
Guaranteed payments	-	-	512,958
Officers' salaries	120,000	195,000	1,495,000
Salaries and wages	-	-	1,192,927
Other operating expenses	131,583	501,084	3,531,386

TOTAL OPERATING EXPENSES	275,608	767,169	11,755,855

LOSS FROM OPERATIONS	(275,608)	(767,006)	(11,755,087)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	55,979
Interest income	-	-	6,768
Change in value of derivative liability	1,162,882	(560,291)	842,825
Other miscellaneous income (expense)	-	-	106,512
Interest expense	(420,545)	(43,163)	(1,699,654)

TOTAL OTHER INCOME (EXPENSE)	742,337	(603,454)	(687,570)

NET INCOME (LOSS)	$466,729	$(1,370,460)	$(12,442,657)

Basic and diluted income (loss) per share	$0.01	$(0.02)

Weighted average shares
outstanding (basic and diluted)	58,493,297	56,342,776

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2011

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2011	2010	March 31, 2011

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$466,729	$(1,370,460)	$(12,442,657)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	980	130	239,592
Loss on disposal of property and equipment	-	-	1,404
Amortization of loan discount	374,650	6,250	767,362
Stock-based compensation	-	288,000	427,090
Change in value of derivative liability	(1,162,882)	560,291	(842,825)
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants for services	-	254,800	254,800
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	-	-	1,441,222
Gain on settlement of accounts payable	-	-	(23,435)
(Increase) decrease in:
Advances to Employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	70,764	19,320	1,353,456
Accrued officers' salaries	120,000	195,000	1,450,000
Interest payable	44,095	34,985	893,556
Settlement payable	(7,500)	-	(17,500)

NET CASH USED IN OPERATING ACTIVITIES	(93,164)	(11,684)	(6,304,460)

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of property and equipment	(7,500)	(1,166)	(206,071)

NET CASH USED IN INVESTING ACTIVITIES	(7,500)	(1,166)	(206,071)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	1,350	14,200	1,463,477
Repayments of shareholder advances	(49,534)	(98,419)	(2,164,505)
Proceeds from ICE advance	-	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management	-	-	100,000
Proceeds from convertible notes payable, related-party	-	-	1,283,699
Proceeds from note payable, unrelated party	200,000	-	250,000
Proceeds from note payable, convertible, unrelated party	-	-	250,000
Proceeds from notes payable, related-party	25,000	30,000	344,990
Repayments of notes payable, related-party	(15,000)	(14,779)	(54,410)
Proceeds from sale of common stock	-	79,000	4,563,115
Write-off of payable	-	-	35,711

NET CASH PROVIDED BY FINANCING ACTIVITIES	161,816	10,002	6,573,505

NET INCREASE (DECREASE) IN CASH	61,152	(2,848)	62,974

CASH AT BEGINNING OF THE PERIOD	1,822	6,900	-

CASH AT END OF PERIOD	$62,974	$4,052	$62,974

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$1,800	$1,928	$53,836

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2011

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

Accrued interest in the amounts of $0, $0 and $158,261 were capitalized to amounts due to officers for the periods ended March 31, 2011 and 2010, and for the period from August 29, 2001 (inception) through March 31, 2011, respectively. Repayments of amounts due to officers includes payments of capitalized interest.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2011

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	1,040,129
Net loss	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	471,000
Net loss	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	(3,850,066)	(2,138,104)
Issuance for cash, 2005	561,764	277,000	-	-	277,000
Stock based compensation, 2005	-	-	106,839	-	106,839
Issuance for consideration of loan, 2005	100,000	110,000	-	-	110,000
Conversion of notes payable, 2005	998,635	1,138,029	-	-	1,138,029
Warrants issued in connection with notes payable , 2005	-	-	85,734	-	85,734
Recapitalization of common equity, note 5	1,615,000	-	-	-	-
Net loss	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)
Issuance for cash, 2006	803,179	855,600	-	-	855,600
Stock based compensation, 2006	-	-	16,401	-	16,401
Issuance of common stock, 2006	550,000	-	-	-	-
Payment on subscription receivable, 2006	-	428,000	-	-	428,000
Issuance for services, 2006	120,000	-	-	-	-
Net loss	-	-	-	(1,280,821)	(1,280,821)

BALANCE, DECEMBER 31, 2006	22,365,903	4,520,591	208,974	(6,799,385)	(2,069,820)
Issuance for cash, 2007	5,704,583	714,100	-	-	714,100
Issuance for services, 2007	40,000	10,000	-	-	10,000
Payment on subscription receivable, 2007	-	23,000	-	-	23,000
Issuance of common stock, 2007	166,667	-	-	-	-
Net loss	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	5,267,691	208,974	(7,587,981)	(2,111,316)
Payment on subscriptions receivable, 2008	-	25,000	-	-	25,000
Issuance for cash, 2008	4,387,500	176,000	-	-	176,000
Issuance for services, 2008	15,654,650	1,453,222	-	-	1,453,222
Issuance for settlement of liability, 2008	1,154,380	130,945	-	-	130,945
Loan discount on convertible debt, 2008	-	-	150,000	-	150,000
Derivative liability, 2008	-	-	(222,575)	-	(222,575)
Net loss	-	-	-	(1,896,782)	(1,896,782)

BALANCE, DECEMBER 31, 2008	49,473,683	7,052,858	136,399	(9,484,763)	(2,295,506)
Issuance for cash, 2009	2,325,834	34,925	-	-	34,925
Issuance in conjunction with debt, 2009	4,000,000	137,000	-	-	137,000
Capital contribution from officer, non-cash, 2009	-	-	35,711	-	35,711
Derivative liability, 2009	-	-	(134,110)	-	(134,110)
Loan discount on debt, 2009	-	-	53,629	-	53,629
Net loss	-	-	-	(1,135,283)	(1,135,283)

BALANCE, DECEMBER 31, 2009	55,799,517	7,224,783	91,629	(10,620,046)	(3,303,634)

Issuance for cash, 2010	2,244,891	188,000	-	-	188,000
Issuance for services, 2010	60,000	3,000	-	-	3,000
Derivative liability, 2010	-	-	(1,209,482)	-	(1,209,482)
Loan discount on debt, 2010	-	-	250,000	-	250,000
Settlement of liability, 2010	-	-	297,664	-	297,664
Stock-based compensation, 2010	-	-	304,350	-	304,350
Warrants issued for services, 2010	-	-	254,800	-	254,800
Net loss	-	-	-	(2,289,340)	(2,289,340)

BALANCE, DECEMBER 31, 2010	58,104,408	7,415,783	(11,039)	(12,909,386)	(5,504,642)

Issuance in conjunction with debt, 2011	1,250,000	-	-	-	-
Loan discount on debt, 2011	-	-	25,000	-	25,000
Net income	-	-	-	466,729	466,729

BALANCE, MARCH 31, 2011	59,354,408	$7,415,783	$13,961	$(12,442,657)	$(5,012,913)

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

The Company will derive its revenues from merchant commissions, interest earned on member’s savings accounts as well as credit card activation fees, commission earned on all transactions, renewal fee and interest earned on revolving credit balances.   The Company expects to commence the launch of Mission Tuition in the third quarter 2011.

Interim Financial Statements
The unaudited condensed consolidated financial statements of Cardiff, a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim condensed consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2010 was derived from the audited financial statements included in Form 10K filed July 8, 2011. These interim financial statements should be read in conjunction with that report.

Development Stage Activities
As of March 2011 the Company is testing all development stages of technology to assure it is working properly.  Our national initiative is expected to start in third quarter 2011.  The Company has been working to develop relationships with several union groups and nine States who are interested in offering the rewards program to their members and residents and Union Mailers are expected to be released in October 2011.  All interested States have been notified we were not ready to launch a co-op program with them until sometime after the first of the year.  Our Social Media agency was selected and will launch the first week of October to help create awareness at the same time the Union campaign will be launched.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The Company is in the development stage and as such has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management has prospective investors and believes the raising of capital will allow the Company to pursue the development of its credit card business. Should the Company not be able to raise sufficient funds, they may cease their operation.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three (3) months or less to be cash equivalents.

Advertising
Advertising costs are charged to expense when incurred.  During the three months ended March 31, 2011 and 2010, the amount charged to expense was $15,546 and $0, respectively.  From inception through March 31, 2011, advertising costs was $594,951.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments
FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At March 31, 2011 and 2010, the Company adjusted its derivative liability to its fair value and reflected the increase (decrease) in fair value of ($1,162,882) and $560,291, respectively, as other income on the Condensed Consolidated Statement of Operations.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes fair value measurements by level at March 31, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$1,223,342	$1,223,342

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$1,886,224	$1,886,224

The carrying amounts reported on the balance sheet of cash, accounts payable and other accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of notes payable and amounts due to officer approximate fair value based on prevailing interest rates.

Derivative liability was valued under the Black-Scholes model using the following assumptions at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2011
Risk free interest rate	0.10% - 2.25%	0.145% - 2.215%
Volatility	100%	100%
Term	0.01 - 4.62 Years	0.01 - 4.58 Years
Dividend yield	0.00%	0.00%

The following is a reconciliation of the value of the derivative liability:

Value at December 31, 2009	$135,705
Reclassification of financial instrument from equity to liabilities	1,209,482
Increase in value of derivative liability	541,037
Value at December 31, 2010	1,886,224
Reclassification of financial instrument from equity to liabilities	500,000
Decrease in value of derivative liability	(1,162,882)
Value at March 31, 2011	$1,223,342

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

Classification	Useful Life
Computer equipment	3 Years
Website design	3 Years
Patents and trademarks	15 Years

During the three months ended March 31, 2011and 2010, depreciation and amortization expense was $980 and $130, respectively.

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

Separation and Release Agreement with Officer
On September 1, 2010, the Company entered into a Separation and Release Agreement with the Gary Teel, the Company’s former CFO. As part of the severance agreement, the Company will pay Mr. Teel $90,000 in 36 monthly installments of $2,500, commencing on September 1, 2010 and the amount due to him of $387,664, including the balance of unpaid accrued salaries at September 1, 2010, which are no longer due. At March 31, 2011 and December 31, 2010, the Company had settlement payable to Gary Teel of $72,500 and $80,000, respectively.

Due to Officer
The Company borrows funds from Daniel Thompson and Gary Teel; both of whom are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. However, during 2010, the Company entered into a Separation and Release agreement with Gary Teel, and no amounts were due to him in connection with accrued salaries, advances, and accrued interest beginning September 1, 2010 (see Separation and Release Agreement with Officer). In addition, the Company has an employment agreement with Daniel Thompson (see Employment Agreements). The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at March 31, 2011 and December 31, 2010, was $351,485 and $324,669, respectively.

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances through September 30, 2008. Effective October 1, 2008, both Daniel Thompson and Gary Teel have cancelled their waiver and the Company has accrued these salaries in accordance with the terms of the employment agreements. Beginning April 2010, Mr. Teel no longer served as the Company’s CFO, and on September 1, 2010, the Company entered into a Separation and Release Agreement with Mr. Teel (see Separation and Release Agreement with Officer). As a result, the Company stopped accruing for his salaries in April 2010. At March 31, 2011 and December 31, 2010, $750,000 and $675,000, has been accrued in connection with Danny Thompson’s employment agreement, respectively.  These amounts are included as amounts Due to Officer on the balance sheet.

Accounts Payable- Related Party
At March 31, 2011 and December 31, 2010 the Company had amounts payable to a related party of $165,235 and $183,896, respectively, for professional services rendered.

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

During 2004, Legacy Card Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at March 31, 2011 and December 31, 2010, of which a portion is convertible into shares of the Company’s common stock.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement as of March 31, 2011 and continues to accrue interest on the outstanding principal balance.

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at March 31, 2011 and December 31, 2010. At March 31, 2010, the Company was in default on this loan agreement.

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

The balance outstanding on the advance from ICE at March 31, 2011 and December 31, 2010 was $50,000.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note Payable – Unrelated Party
On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matured on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share and expire June 2, 2014. As a result of the warrants issued, the Company recorded $13,639 debt discount during 2009. The Company is in default on this Preferred Debenture and as of October 28, 2011, the warrants have not been exercised.

On February 8, 2011, the Company entered into an unsecured  Promissory Note agreement with an unrelated party for $200,000. The Note bears interest at 8% per year and matures on February 8, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 10,000,000 shares of its common stock to the lender. As a result of the shares issued with the Note, the Company recorded a $200,000 debt discount during 2011. As of October 27, 2011, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore these shares are not in equity and  have been included in the calculation of the derivative liability at March 31, 2011.

Convertible Note Payable – Unrelated Party
On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matures on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. In conjunction with this loan, the Company issued warrants to purchase 5,000,000 shares of its common stock, exercisable at $0.08 per share, which expires on June 3, 2015. As a result of issued warrants, the Company recorded a $250,000 debt discount during 2009. Subsequent to the quarter-ended March 31, 2011, the Company is in default on this Note, and as of October 28, 2011, the warrants have not been exercised.

Convertible Note Payable – Related Party
On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matures in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008. The Company is in default on this Convertible Debenture and, as of October 28, 2011, the warrants have not been exercised.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity.

On April 29, 2009, the Company entered into an unsecured Convertible Debenture agreement with a shareholder in the amount of $35,000. The Debenture is convertible into common shares of the Company at $0.08 per share at the option of the holder no earlier than August 21, 2009. The Debenture bears interest at 12% per year, matures on April 29, 2011, and is unsecured. All principal and unpaid accrued interest is due at maturity. Subsequent to the quarter-ended March 31, 2011, the Company is in default on this Convertible Debenture.

Note Payable – Related Party
On March 12, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matures on September 12, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company is due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. As of October 28, 2011 the warrants have not been exercised.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on October 27, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock exercisable at $0.10 per share and expire on April 27, 2014. As a result of the warrants issued, the Company recorded a $19,990 during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. The Company is in default on this Preferred Debenture and. As of October 28, 2011, the warrants have not been exercised.

On May 27, 2009, the Company entered into an unsecured Promissory Note with a shareholder for $15,000. The Note bears interest at 10% per year and matured on August 26, 2009. In conjunction with the Note, the Company issued 1,500,000 shares of its common stock to the lender. As of December 31, 2010, the Company is in default on this promissory note, however, during April 2011, the Company repaid the principal and interest balance due under this Note.

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and employee of the Company for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014, and is unsecured. Monthly interest-only payments are due from November 1, 2009 through October 1, 2014. The principal and interest balances are due upon maturity, however, prepayments are allowed. As of March 31, 2011 and December 31, 2010, the balance of this note was $200,590 and $210,590, respectively.  In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of October 28, 2011, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender.

On March 10, 2011, the Company entered into a Promissory Note agreement with a shareholder for $25,000. The Note bears interest at 8% per year and matures on March 10, 2015. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the issuance of these shares, the Company recorded a debt discount of $25,000 during 2011.

Future minimum payments due under these notes payable are as follows for the 12-months ending March 31,:

		Unrelated
	Related Parties	Parties	Total
2012	$224,990	$968,000	$1,192,990
2013	5,000	-	5,000
2014	20,000	-	20,000
2015	200,590	-	200,590
2016	25,000	200,000	225,000
Thereafter	-	-	-
	475,580	1,168,000	1,643,580
Less loan discount	112,200	236,067	348,267
Net loan balance	$363,380	$931,933	$1,295,313

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.         COMMITMENTS AND CONTINGENCIES

Operating Leases
Rent expense for the three months ended March 31, 2011 and 2010 was $0 and $0, respectively. From inception through March 31, 2011, rent expense was $514,936.

Payroll Taxes
The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of March 31, 2011, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

Cash Deposits
The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of March 31, 2011.

Employment Agreement
On October 8, 2009, the Company entered into a five-year Employment Agreement for the Company’s new President. The employment agreement calls for a salary of $180,000 per year. In conjunction with the employment agreement, the Company granted stock options for 2,500,000 shares of its common stock with an option price of $0.10 per share. The options vest on the anniversary date of the Employment Agreement at a rate of 500,000 shares each year for five years. Accrued unpaid salaries for this employee at March 31, 2011 and December 31, 2010 were $225,000 and $180,000, respectively.

The Company has employment agreements with their CEO and former CFO during 2010 and 2011 (see note 2).

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

6.         INCOME TAXES

At March 31, 2011, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. As of March 31, 2011 management is still determining the amount of net operating loss carryforwards that are available to offset federal and state taxable income and their respective expiration dates.

As of March 31, 2011 and December 31, 2010, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the three months ended March 31, 2011 and 2010. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2005, and by the IRS for tax years through 2006. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. As of March 31, 2011 the Company has not filed all statutory filings.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.         STOCK OPTIONS AND WARRANTS

Stock Options
Stock based compensation expense related to an employee for the three months ended March 31, 2011 and 2010 amounted to $0 and $288,000, respectively, and $427,090 from August 1, 2001(date of inception) through March 31, 2011.

The following is a schedule summarizing stock option activity for the year ended December 31, 2010 and three months ended March 31, 2011:

	Number of	Exercise
	Options	Price
Outstanding at January 1, 2010	2,925,000	$0.28
Granted	3,000,000	0.08
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2010	5,925,000	0.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2011	5,925,000	$0.18
Exercisable at March 31, 2011	3,925,000	$0.22

As of March 31, 2011, the total unrecognized fair value compensation cost related to non-vested stock options was $65,400 which is expected to be recognized over 3.52 years.

Information about stock options outstanding at March 31, 2011 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise Price of		Exercise Price of
Exercise Price	Shares Outstanding	Contractual Life	Shares Outstanding	Shares Exercisable	Shares Exercisable

$1.25	325,000	0.75 years	$1.25	325,000	$1.25
$1.75	100,000	0.75 years	$1.75	100,000	$1.75
$0.10	2,500,000	3.50 years	$0.10	500,000	$0.10
$0.08	3,000,000	3.85 years	$0.08	3,000,000	$0.08

	5,925,000			3,925,000

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Warrants
The Company also issued warrants to purchase shares of common stock. As of March 31, 2011, the Company has approximately 32,081,612 warrants outstanding with exercise prices ranging from $0.01 per share to $1.75 per share. These warrants expire through October 2015.

The following table summarizes information about warrants outstanding at March 31, 2011:

		Weighted-
		Average
Exercise	Number of	Remaining
Prices	Warrants	Life

$0.01 - $0.15	25,631,613	2.97 years
$0.20 - $0.50	6,263,334	2.42 years
$1.10 - $1.75	186,665	1.02 years
Total warrants outstanding:	32,081,612

8.         SUBSEQUENT EVENTS

Notes Payable

On May 10, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on May 10, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender.

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

On August 22, 2011, the Company entered into two separate Promissory Note agreements with unrelated parties for $5,000 each. Both notes bear interest at 8% per year and mature on September 22, 2011. Interest is payable annually on the anniversary of the Notes, and the principal and any unpaid interest will be due upon maturity. In conjunction with these Notes, the Company issued options to each of the note Holders for 100,000 shares of its common stock..

On September 7, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender.

On October 1, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on October 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender.

Employment Agreement

On June 1, 2011, the Company entered into a five-year Employment Agreement for the Company’s new Chief Operating Officer. The employment agreement calls for a salary of $240,000 per year. In conjunction with the employment agreement, the Company granted stock options for 2,500,000 shares of its common stock with an option price of $0.10 per share. The options vest at a rate of 500,000 shares each year for five years. In addition, the Company issued 2,500,000 shares of the Company’s common stock. These shares vest at a rate of 500,000 shares each year for five years.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Issuance of Common Stock

The Company received $36,000 in exchange for 720,000 shares of common stock from April 1, 2011 through October 28, 2011. The Company issued 360,000 warrants in conjunction with the sale of these common shares.

The Company granted 8,500,000 shares of common stock from April 1, 2011 through October 28, 2011 as part of four financing agreements. As of October 28, 2011, 6,500,000 shares were due to be issued.

Total shares of common stock granted from April 1, 2011 through October 28, 2011 totaled 9,220,000.  At October 28, 2011, there were 6,500,000 shares due to be issued.

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated July 6, 2011, for the years ended December 31, 2010 and 2009 and from August 29, 2001 (date of inception) through December 31, 2010 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

The auditors’ report for the years ended December 31, 2010 and 2009 include a going concern qualification.

Liquidity and Capital Resources

At MARCH 31, 2011

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2011, we had $62,974 of cash and cash equivalents and total assets amounted to $75,306. At December 31, 2010 we had $1.82 cash and cash equivalents, and total assets amounted to $75,635, which include fixed assets and other assets.

Net cash used in operating activities was $93,164 and $11,684 for the three months ended March 31, 2011 and 2010, respectively. The increase in the amount of net cash used in operating activities during the period ended March 31, 2011 compared to the same period last year was attributable to the  gain resulting from the change in value of derivative liability of $1,162,882 for the three months ended March 31, 2011, compared to the loss resulting from the change in value of derivative liability of $560,291 for the same period last year. In addition to the impact of the change in value of derivative liability, the current period net income was primarily offset by the following additional non-cash transactions: an increase in accrued officers’ salaries of $120,000, interest payable of $44,095, accounts payable $70,764 and amortization of loan costs of $374,650.

Net cash provided by financing activities was $161,816 and $10,002 for the three months ended March 31, 2011 and 2010, respectively. The cash flows from financing activities during the three months ended March 31, 2011 was attributable to proceeds from notes payable from related parties and unrelated parties of $225,000 which was offset by repayments on notes payable from related parties of  $15,000.  In addition, we repaid $49,534 of amounts due to officer and received $1,350 in officer advances during the three months ended March 31, 2011.

Net cash used in investing activities was $7,500 and $1,166, for the three months ended March 31, 2011 and 2010, respectively. This was a result of the Company acquiring property and equipment during these periods.

We have incurred operating losses since inception and at March 31, 2011, we had an accumulated deficit of $12,442,657.

Current liabilities at March 31, 2011 consisted primarily of accounts payable and accrued expenses of $763,724, accounts payable to related party of $165,235, accrued officer’s salaries of $225,000, payroll tax payable of $301,423, settlement payable of $22,500, derivative liability of $1,223,342, amounts due to officer of $351,485, convertible and non-convertible promissory notes, net of discount, in the amount of $1,151,323, and accrued interest in the amount of $ 690,197. Current liabilities at December 31, 2010 consisted primarily of accounts payable and accrued expenses of $683,859, accounts payable to related party of $183,896, accrued officer’s salaries of $180,000, payroll tax payable of $291,863,  settlement payable of $30,000, derivative liability of $1,886,224, amounts due to officers of $324,669, convertible and non-convertible notes, net of discount, in the amount of $1,053,823, and accrued interest in the amount of $646,102.

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

Results of Operations

For the Quarters Ended March 31, 2011 and 2010

We had operating revenues in the amount of $0 and $163 for the three months ended March 31, 2011 and 2010, respectively.

We had operating expenses of $275,608 and $767,169, for the three months ended March 31, 2011 and 2010, respectively, representing a decrease of $491,561. The decrease was primarily due to decreases in officers’ salaries of $75,000, consulting and outside services of $62,606, and stock based compensation of $ 288,000.

We had a net income of $466,729, for the three months ended March 31, 2011 compared to a net loss of $ 1,370,460 for the three months March 31, 2010, representing an increase of $1,837,189.  The increase was primarily due to a gain from the decrease in value of the derivative liability during the three months ended March 31, 2011.

Inflation

We do not believe that inflation will negatively impact our business plans.

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business” of Form 10-K for the year ended December 31, 2010.

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

The change in fair value of the derivative liability amounted to a gain of $1,162,882 and a loss of $560,291 for the three months ended March, 31, 2011 and 2010, respectively.  The gain resulted mainly from a decrease in the Company’s stock price. We will continue to re-measure the derivative liability at fair value each quarter-end until they are completely settled or expire.

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

Off Balance Sheet Arrangements

As of March 31, 2011, we had no off balance sheet arrangements.

Recent Accounting Pronouncements

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

Dated: October 31, 2011	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer