Form 10-Q
period 2011-09-30
CARDIFF INTERNATIONAL INC
filed 2011-11-14
CIK 811222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)4
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐          No ☒

Common Stock outstanding at September 30, 2011, 52,124,408 shares of no par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter September 30, 2011

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

		Page of Form 10-Q

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Cash Flows	3 – 4
	Condensed Consolidated Statements of Shareholders’ Equity (Deficit)	5
	Notes to Condensed Consolidated Financial Statements	6 – 17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	22

PART II - OTHER INFORMATION

		Page
Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS
	September 30, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$3,685	$1,822
Advances to employees	1,659	1,659

TOTAL CURRENT ASSETS	5,344	3,481

PROPERTY AND EQUIPMENT
Computer equipment	4,124	4,124
Website Design	37,500	-
Accumulated depreciation	(10,065)	(1,220)

PROPERTY AND EQUIPMENT, NET	31,559	2,904

OTHER ASSETS
Patents and trademarks, net accumulated amortization of $33 and $0, respectively	617	650
Deposits	600	600

TOTAL ASSETS	$38,120	$7,635

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$824,517	$683,859
Accounts payable, related party	229,043	183,896
Interest payable	778,650	646,102
Accrued officers' salaries	355,000	180,000
Accrued payroll taxes	325,423	291,863
Current portion of settlement payable, shareholder	32,500	30,000
Derivative liability	2,049,252	1,886,224
Due to officer	454,353	324,669
Advance from International Card Establishment, Inc.	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management Corporation	100,000	100,000
Note payable, unrelated party	60,000	50,000
Note payable, convertible, unrelated party, net of discount of $0 and $104,167, respectively	250,000	145,833
Current portion of notes payable, related-party, convertible	185,000	150,000
Current portion of notes payable, related-party	24,990	39,990

TOTAL CURRENT LIABILITIES	6,236,728	5,280,436

LONG-TERM LIABILITIES
Settlement payable, shareholder	27,500	50,000
Notes payable, unrelated party, net of discount of $222,450 and $0, respectively	27,550	-
Notes payable, related-party, convertible	15,000	50,000
Notes payable, related-party, net of discount of $194,363 and $93,750, respectively	123,727	131,841

TOTAL LIABILITIES	6,430,505	5,512,277

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, no par value; 60,000,000 shares authorized; 52,124,408 and 58,104,408 shares issued and outstanding	7,431,783	7,415,783
Additional paid-in capital	58,647	(11,039)
Deficit accumulated during the development stage	(13,882,815)	(12,909,386)

TOTAL SHAREHOLDERS' DEFICIT	(6,392,385)	(5,504,642)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$38,120	$7,635

See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2011

	Three Months Ended September 30,		Nine Months Ended September 30,		August 29, 2001 (Date of Inception) through
	2011	2010	2011	2010	September 30, 2011

REVENUE	$(36)	$85	$48	$387	$816

COST OF SALES	-	-	-	-	-

GROSS PROFIT	(36)	85	48	387	816

OPERATING EXPENSES:
Consulting and outside services	5,641	12,375	17,480	100,439	2,970,625
Advertising	4,640	7,025	13,233	9,842	592,638
Legal services	-	-	-	-	952,073
Rent	-	-	-	-	514,936
Guaranteed payments	-	-	-	-	512,958
Officers' salaries	150,000	120,000	410,000	460,000	1,785,000
Salaries and wages	-	-	-	-	1,192,927
Other operating expenses	109,346	82,415	373,035	619,355	3,772,838

TOTAL OPERATING EXPENSES	269,627	221,815	813,748	1,189,636	12,293,995

LOSS FROM OPERATIONS	(269,663)	(221,730)	(813,700)	(1,189,249)	(12,293,179)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	-	-	55,979
Interest income	-	-	-	-	6,768
Change in value of derivative liability	(235,318)	(47,672)	610,115	(568,452)	290,058
Other miscellaneous income (expense)	-	-	-	-	106,512
Interest expense	(198,114)	(110,485)	(769,844)	(218,783)	(2,048,953)

TOTAL OTHER INCOME (EXPENSE)	(433,432)	(158,157)	(159,729)	(787,235)	(1,589,636)

NET LOSS	$(703,095)	$(379,887)	$(973,429)	$(1,976,484)	$(13,882,815)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding (basic and diluted)	50,624,408	57,816,886	53,752,796	57,145,900

See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2011

	Nine Months Ended September 30,		August 29, 2001 (Date of Inception) through
	2011	2010	September 30, 2011

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(973,429)	$(1,976,484)	$(13,882,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,878	746	247,490
Loss on disposal of property and equipment	-	-	1,404
Amortization of loan discount	623,933	102,083	1,016,645
Stock-based compensation	-	288,000	427,090
Change in value of derivative liability	(610,115)	568,452	(290,058)
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants for services	-	254,800	254,800
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	-	3,000	1,441,222
Gain on settlement of accounts payable	-	-	(23,435)
(Increase) decrease in:
Advances to Employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	219,364	22,137	1,502,056
Accrued officers' salaries	400,000	460,000	1,730,000
Interest payable	132,548	114,772	982,009
Settlement payable	(20,000)	(2,500)	(30,000)

NET CASH USED IN OPERATING ACTIVITIES	(218,821)	(164,994)	(6,430,117)

CASH FLOW FROM INVESTING ACTIVITES
Acquistion of property and equipment	(37,500)	(3,212)	(236,071)

NET CASH USED IN INVESTING ACTIVITIES	(37,500)	(3,212)	(236,071)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	1,350	22,300	1,463,477
Repayments of shareholder advances	(96,666)	(240,001)	(2,211,637)
Proceeds from ICE advance	-	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management	-	-	100,000
Proceeds from convertible notes payable, related-party	-	-	1,283,699
Proceeds from note payable, unrelated party	260,000	-	310,000
Proceeds from note payable, convertible, unrelated party	-	250,000	250,000
Proceeds from notes payable, related-party	125,000	30,000	444,990
Repayments of notes payable, related-party	(47,500)	(39,410)	(86,910)
Proceeds from sale of common stock	16,000	171,000	4,579,115
Write-off of payable	-	-	35,711

NET CASH PROVIDED BY FINANCING ACTIVITIES	258,184	193,889	6,669,873

NET INCREASE IN CASH	1,863	25,683	3,685

CASH AT BEGINNING OF THE YEAR	1,822	6,900	-

CASH AT END OF YEAR	$3,685	$32,583	$3,685

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$4,778	$1,400	$56,814

See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2011

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

Accrued interest in the amounts of $0, $0 and $158,261 were capitalized to amounts due to officers for the periods ended September 30, 2011 and 2010, and for the period from August 29, 2001 (inception) through June 30, 2011, respectively. Repayments of amounts due to officers includes payments of accrued interest.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2011

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	1,040,129
Net loss	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	471,000
Net loss	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	(3,850,066)	(2,138,104)
Issuance for cash, 2005	561,764	277,000	-	-	277,000
Stock based compensation, 2005	-	-	106,839	-	106,839
Issuance for consideration of loan, 2005	100,000	110,000	-	-	110,000
Conversion of notes payable, 2005	998,635	1,138,029	-	-	1,138,029
Warrants issued in connection with notes payable, 2005	-	-	85,734	-	85,734
Recapitalization of common equity, note 5	1,615,000	-	-	-	-
Net loss	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)
Issuance for cash, 2006	803,179	855,600	-	-	855,600
Stock based compensation, 2006	-	-	16,401	-	16,401
Issuance of common stock, 2006	550,000	-	-	-	-
Payment on subscription receivable, 2006	-	428,000	-	-	428,000
Issuance for services, 2006	120,000	-	-	-	-
Net loss	-	-	-	(1,280,821)	(1,280,821)

BALANCE, DECEMBER 31, 2006	22,365,903	4,520,591	208,974	(6,799,385)	(2,069,820)
Issuance for cash, 2007	5,704,583	714,100	-	-	714,100
Issuance for services, 2007	40,000	10,000	-	-	10,000
Payment on subscription receivable, 2007	-	23,000	-	-	23,000
Issuance of common stock, 2007	166,667	-	-	-	-
Net loss	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	5,267,691	208,974	(7,587,981)	(2,111,316)
Payment on subscriptions receivable, 2008	-	25,000	-	-	25,000
Issuance for cash, 2008	4,387,500	176,000	-	-	176,000
Issuance for services, 2008	15,654,650	1,453,222	-	-	1,453,222
Issuance for settlement of liability, 2008	1,154,380	130,945	-	-	130,945
Loan discount on convertible debt, 2008	-	-	150,000	-	150,000
Derivative liability, 2008	-	-	(222,575)	-	(222,575)
Net Loss	-	-	-	(1,896,782)	(1,896,782)

BALANCE, DECEMBER 31, 2008	49,473,683	7,052,858	136,399	(9,484,763)	(2,295,506)
Issuance for cash, 2009	2,325,834	34,925	-	-	34,925
Issuance in conjunction with debt, 2009	4,000,000	137,000	-	-	137,000
Capital contribution from officer, non-cash, 2009	-	-	35,711	-	35,711
Derivative liability, 2009	-	-	(134,110)	-	(134,110)
Loan discount on debt, 2009	-	-	53,629	-	53,629
Net Loss	-	-	-	(1,135,283)	(1,135,283)

BALANCE, DECEMBER 31, 2009	55,799,517	7,224,783	91,629	(10,620,046)	(3,303,634)

Issuance for cash, 2010	2,244,891	188,000	-	-	188,000
Issuance for services, 2010	60,000	3,000	-	-	3,000
Derivative liability, 2010	-	-	(1,209,482)	-	(1,209,482)
Loan discount on debt, 2010	-	-	250,000	-	250,000
Settlement of liability, 2010	-	-	297,664	-	297,664
Stock-based compensation, 2010	-	-	304,350	-	304,350
Warrants issued for services, 2010	-	-	254,800	-	254,800
Net Loss	-	-	-	(2,289,340)	(2,289,340)

BALANCE, DECEMBER 31, 2010	58,104,408	7,415,783	(11,039)	(12,909,386)	(5,504,642)

Issuance for cash, 2011	320,000	16,000	-	-	16,000
Issuance in conjunction with debt, 2011	3,250,000	-	-	-	-
Derivative liability, 2011	-	-	(13,768)	-	(13,768)
Loan discount on debt, 2011	-	-	83,454	-	83,454
Cancelled and returned shares, 2011	(9,550,000)	-	-	-	-
Net Loss	-	-	-	(973,429)	(973,429)

BALANCE, SEPTEMBER 30, 2011	52,124,408	$7,431,783	$58,647	$(13,882,815)	$(6,392,385)

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

The Company will derive its revenues from merchant commissions, interest earned on member’s savings accounts as well as credit card activation fees, commission earned on all transactions, renewal fee and interest earned on revolving credit balances.   The Company launched this in July 2011.

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

Development Stage Activities
As of July 2011, the Company launched and is activating members.  The Union mailer has been designed and approved by Union officers and have begun through their clearing house in October 2011.

All interested States have been notified we will not be ready to launch a co-op program with them until sometime after the first of the year.  Social Media has launched the first week of October to help create awareness at the same time the Union campaign was launched.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Advertising
Advertising costs are charged to expense when incurred.  During the nine months ended September 30, 2011 and 2010, the amount charged to expense was $13,233 and $9,842, respectively.  From inception through September 30, 2011, advertising costs was $592,638.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments
FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At  September 30, 2011 and 2010, the Company adjusted its derivative liability to its fair value and reflected the increase (decrease) in fair value for the nine months ended September 30, 2011 and 2010, of ($610,115) and $568,452, respectively, as other income on the Condensed Consolidated Statement of Operations.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes fair value measurements by level at September 30, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$2,049,252	$2,049,252

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$1,886,224	$1,886,224

The carrying amounts reported on the balance sheet of cash, accounts payable and other accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of notes payable and amounts due to officer approximate fair value based on prevailing interest rates.

Derivative liability was valued under the Black-Scholes model using the following assumptions at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Risk free interest rate	0.01% - 1.0%	0.145-%-2.125%
Volatility	100%	100%
Term	0.01 - 4.90 Years	0.01 - 4.58 Years
Dividend yield	0.00%	0.00%

The following is a reconciliation of the value of the derivative liability:

Value at December 31, 2009	$135,705

Reclassification of financial instrument from equity to liabilities	1,209,482
Increase in value of derivative liability	541,037
Value at December 31, 2010	$1,886,224
Reclassification of financial instrument from equity to liabilities	773,143
Decrease in value of derivative liability	(610,115)
Value at September 30, 2011	$2,049,252

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

During the nine months ended September 30, 2011 and 2010, depreciation and amortization expense was $8,878 and $746 respectively.

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

2.    RELATED PARTY TRANSACTIONS

Separation and Release Agreement with Officer
On September 1, 2010, the Company entered into a Separation and Release Agreement with the Gary Teel,   the Company’s former CFO. As part of the severance agreement, the Company will pay Mr. Teel $90,000 in 36 monthly installments of $2,500, commencing on September 1, 2010 and the amount due to him of $387,664, including the balance of unpaid accrued salaries at September 1, 2010, which are no longer due. At September 30, 2011 and December 31, 2010, the Company had settlement payable to Gary Teel of $60,000 and $80,000, respectively.

Due to Officer
The Company borrows funds from Daniel Thompson and Gary Teel; both of whom are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. However, during 2010, the Company entered into a Separation and Release agreement with Gary Teel, and no amounts were due to him in connection with accrued salaries, advances, and accrued interest beginning September 1, 2010 (see Separation and Release Agreement with Officer). In addition, the Company has an employment agreement with Daniel Thompson (see Employment Agreements). The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at September 30, 2011 and December 31, 2010, was $454,353 and $324,669, respectively.

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances through September 30, 2008. Effective October 1, 2008, both Daniel Thompson and Gary Teel have cancelled their waiver and the Company has accrued these salaries in accordance with the terms of the employment agreements. Beginning April 2010, Mr. Teel no longer served as the Company’s CFO, and on September 1, 2010, the Company entered into a Separation and Release Agreement with Mr. Teel (see Separation and Release Agreement with Officer). As a result, the Company stopped accruing for his salaries in April 2010. At September 30, 2011 and December 31, 2010 $900,000 and $675,000 has been accrued in connection with Danny Thompson’s employment agreement, respectively.  These amounts are included as amounts Due to Officer on the balance sheet.

Accounts Payable- Related Party
At September 30, 2011 and December 31, 2010 the Company had amounts payable to a related party of $229,043 and $183,896, respectively, for professional services rendered

Notes Payable – Related Party
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

During 2004, Legacy Card Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at September 30, 2011 and December 31, 2010, of which a portion is convertible into shares of the Company’s common stock.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement as of September 30, 2011 and continues to accrue interest on the outstanding principal balance.

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at September 30, 2011and December 31, 2010. The Company is in default on this loan agreement.

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

The balance outstanding on the advance from ICE at September 30, 2011and December 31, 2010 was $50,000.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note Payable – Unrelated Party
On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matured on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share and expire June 2, 2014. As a result of the warrants issued, the Company recorded $13,639 debt discount during 2009. The Company is in default on this Preferred Debenture and as of November 10, 2011, the warrants have not been exercised.

On February 8, 2011, the Company entered into an unsecured  Promissory Note agreement with an unrelated party for $200,000. The Note bears interest at 8% per year and matures on February 8, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 10,000,000 shares of its common stock to the lender. As a result of the shares issued with the Note, the Company recorded a $200,000 debt discount during 2011. As of November 10, 2011, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore these shares are not in equity and  have been included in the calculation of the derivative liability at September 30, 2011.

On May 10, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on May 10, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. As of November 10, 2011, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore these shares are not in equity and  have been included in the calculation of the derivative liability at September 30, 2011.

On August 22, 2011, the Company entered into two separate Promissory Note agreements with unrelated parties for $5,000 each, for a total of $10,000. Both notes bear interest at 8% per year and mature on September 22, 2011. Interest is payable annually on the anniversary of the Notes, and the principal and any unpaid interest will be due upon maturity. In conjunction with these Notes, the Company issued options to each of the note Holders for 100,000 shares of its common stock. As a result of the warrants issued, the Company recorded debt discounts on these Notes amounting to $8,454 during 2011. The Company is in default on these Notes and as of November 10, 2011, the warrants have not been exercised.

On September 30, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on October 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. As of November 10, 2011, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at September 30, 2011.

Convertible Note Payable – Unrelated Party
On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matures on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. In conjunction with this loan, the Company issued warrants to purchase 5,000,000 shares of its common stock, exercisable at $0.08 per share, which expires on June 3, 2015. As a result of issued warrants, the Company recorded a $250,000 debt discount during 2009. The Company is in default on this Note and as of November 10, 2011, the warrants have not been exercised.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Convertible Note Payable – Related Party
On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matures in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008.The Company is in default on this Convertible Debenture and as of November 10, 2011, the warrants have not been exercised.

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

Note Payable – Related Party
On March 12, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matures on September 12, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company is due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. As of November 10, 2011, the warrants have not been exercised.

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on October 27, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock exercisable at $0.10 per share and expire on April 27, 2014. As a result of the warrants issued, the Company recorded a $19,990 during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. The Company is in default on this Preferred Debenture and as of November 10, 2011, the warrants have not been exercised.

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

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and employee of the Company for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014, and is unsecured. Monthly interest-only payments are due from November 1, 2009 through October 1, 2014. The principal and interest balances are due upon maturity, however, prepayments are allowed. As of September 30, 2011 and December 31, 2010, the balance of this note was $190,590 and $210,590, respectively.  In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of November 10, 2011, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender.

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

During July 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on May 16, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,500,000 shares of its common stock to the lender. As a result of the of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. As of November 10, 2011, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at September 30, 2011.

On September 7, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011.

Future minimum payments due under these notes payable are as follows for the 12-months ending September 30:

	Related Party	Unrelated Party	Total
2012	$209,990	$978,000	$1,187,990
2013	5,000	-	5,000
2014	20,000	-	20,000
2015	183,090	-	183,090
2016	125,000	225,000	350,000
Thereafter	-	25,000	25,000
	543,080	1,228,000	1,771,080
Less loan discount	194,363	222,450	416,813
Net loan balance	$348,717	$1,005,550	$1,354,267

4.    COMMITMENTS AND CONTINGENCIES

Operating Leases
Rent expense for the nine months September 30, 2011 and 2010 was $0 and $0, respectively.  From inception through September 30, 2011, rent expense was $514,936.

Payroll Taxes
The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of September 30, 2011, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

Cash Deposits
The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of September 30, 2011.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On June 1, 2011, the Company entered into a five-year Employment Agreement for the Company’s new Chief Operating Officer. The employment agreement calls for a salary of $240,000 per year. In conjunction with the employment agreement, the Company granted stock options for 2,500,000 shares of its common stock with an option price of $0.10 per share. The options vest  on the anniversary date of the Employment Agreement at a rate of 500,000 shares each year for five years. In addition, the Company issued 2,500,000 shares of the Company’s common stock. These shares vest at a rate of 500,000 shares each year for five years. On November 1, 2011, the Company terminated the Employment Agreement with this officer.

Accrued unpaid salaries for these employees at September 30, 2011 and December 31, 2010 were $355,000 and $180,000, respectively.

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

6.    INCOME TAXES

At September 30, 2011, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. As of September 30, 2011 management is still determining the amount of net operating loss carryforwards that are available to offset federal and state taxable income and their respective expiration dates.

As of September 30, 2011 and December 31, 2010, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the nine months ended September 30, 2011and  2010, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2006, and by the IRS for tax years through 2005. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. As of September 30, 2011 the Company has not filed all statutory filings.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.    STOCK OPTIONS AND WARRANTS

Stock Options
Stock based compensation expense related to an employee for the nine months ended September 30, 2011 and 2010 amounted to $0 and $288,000, respectively, and $427,090 from August 1, 2001 (date of inception) through September 30, 2011.

The following is a schedule summarizing stock option activity for the year ended December 31, 2010 and  nine months ended September 30, 2011:

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2010	2,925,000	$0.28
Granted	3,000,000	0.08
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2010	5,925,000	0.18
Granted	2,500,000	0.10
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2011	8,425,000	$0.16
Exercisable at September 30, 2011	3,925,000	$0.22

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2011, the total unrecognized fair value compensation cost related to non-vested stock options was $146,565 which is expected to be recognized over 3.97 years.

Information about stock options outstanding at September 30, 2011 is summarized below:

Exercise Price	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Shares Outstanding	Shares Exercisable	Weighted- Average Exercise Price of Shares Exercisable

$1.25	325,000	0.25 years	$1.25	325,000	$1.25
$1.75	100,000	0.25 years	$1.75	100,000	$1.75
$0.10	2,500,000	3.00 years	$0.10	500,000	$0.10
$0.08	3,000,000	3.35 years	$0.08	3,000,000	$0.08
$0.10	2,500,000	4.67 years	$0.10	-	N/A
	8,425,000			3,925,000

Warrants
The Company also issued warrants to purchase shares of common. As of September 30, 2011, the Company has approximately 32,066,612 warrants outstanding with exercise prices ranging from $0.01 per share to $1.75 per share. These warrants expire through August  2016.

The following table summarizes information about warrants outstanding at September 30, 2011:

Exercise Prices	Number of Warrants	Weighted- Average Remaining Life

$0.01 - $0.15	25,991,613	2.50 years
$0.20 - $0.50	5,888,334	2.05 years
$1.10 - $1.75	186,665	0.52 years
Total warrants outstanding:	32,066,612

8.    SUBSEQUENT EVENTS

Notes Payable

On November 1, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $75,000. The Note bears interest at 8% per year and matures on November 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,750,000 shares of its common stock to the lender.

Issuance of Common Stock

The Company received $20,000 in exchange for 400,000 shares of common stock from October 1, 2011 through November 10, 2011.

The Company granted 3,750,000,000 shares of common stock from October 1, 2011 through November 1, 2011 as part of a  financing agreement. As of November 10, 2011, 3,750,000 shares were due to be issued.

Total shares of common stock issued from October  1, 2011 through November 10, 2011 totaled 4,150,000.  At November 10, 2011, therewere  3,750,000 shares due to be issued.

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

Cardiff’s first national program launched during the third quarter 2011 is “Mission Tuition” a rewards program that helps solve a real need for families – saving for education.  The Mission Tuition program is easy to understand and use, and is emotionally positioned to appeal to all consumers.  The Mission Tuition Rewards program will become the rewards program of preference for every day spending for families with young children.

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

The Mission Tuition program  launched during the third quarter 2011.

The auditors’ report for the years ended December 31, 2010 and  2009 include a going concern qualification.

Liquidity and Capital Resources

At SEPTEMBER 30, 2011

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At September 30, 2011, we had $3,685 in cash and cash equivalents and total assets amounted to $38,120. At December 31, 2010 we had $1,822 of cash and cash equivalents, and total assets amounted to $7,635, which include fixed assets and other assets.

Net cash used in operating activities was $218,821 and $164,994 for the nine months September 30, 2011and 2010, respectively. The increase in the amount of net cash used in operating activities during the period ended September 30, 2011 compared to the same period last year was attributable to the gain resulting from the change in value of derivative liability of $610,115 during the nine months ended September 30, 2011 compared to a loss resulting from the change in value of derivative liability of $568,452 for the nine months ended September 30, 2010.  In addition to the impact of the change in value of derivative liability, the current period loss of $973,429 was primarily offset by the following non-cash transactions: an increase in accounts payable and accrued expenses of $219,364, accrued officers’ salaries of $4000,000, interest payable of $132,548, and amortization of loan costs of $623,933.

Net cash provided by financing activities was $258,184 and $193,889 for the nine months ended September 30, 2011 and 2010, respectively. The cash flows from financing activities during the nine months ended September 30, 2011 was attributable to proceeds from the sale of common stock of $16,000, and  proceeds from notes payable from related parties and unrelated parties of $385,000, which was offset by repayments on related-party notes payable of $47,500.  In addition, we repaid $96,666 of officer advances and received $1,350 in officer advances during the nine months ended September 30, 2011.

Net cash used in investing activities was $37,500 and $3,212, for the nine months ended September 30, 2011 and 2010, respectively. This was a result of the Company acquiring property and equipment during these periods.

We have incurred operating losses since inception and at September 30, 2011, we had an accumulated deficit of $13,882,815.

Current liabilities at September 30, 2011 consisted primarily of accounts payable and accrued expenses of $824,517, accounts payable to related party of $229,043, accrued officers’ salaries of $365,000, accrued payroll taxes of $325,423, settlement payable of $32,500, derivative liability of $2,049,252, amounts due to officer $454,353, accrued interest in the amount of $778,650, and convertible and non-convertible promissory notes, net of discount,  in the amount of $1,187,990. Current liabilities at December 31, 2010 consisted primarily of accounts payable and accrued expenses of $683,859, accounts payable to related party of $183,896, accrued officers’ salaries of $180,000, accrued payroll taxes of $291,863, settlement payable of $30,000, derivative liability of $1,886,224, amounts due to officer of $324,669, accrued interest of $646,102 and convertible and non-convertible promissory notes, net of discount,  in the amount of $1,053,823.

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

Results of Operations

For the Periods Ended September 30, 2011 and 2010

We had operating revenues in the amount of $48 and $387 for the nine months ended September 30, 2011 and 2010, respectively.

We had operating expenses of $813,748 and $1,189,636 the nine months ended, September 30, 2011 and 2010, respectively, representing a decrease of $375,888. The decrease was primarily due to decreases in consulting and outside services, officers’ salaries, and other operating expenses.

We had a net loss of $973,429 for the nine months ended September 30, 2011 compared to a net loss of $1,976,484 for the nine months September 30, 2010, representing a decrease of $1,003,055.  The decrease was primarily due to decreases in operating expenses and the gain from change in value of derivative liability during the nine months ended September 30, 2011.

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

The change in fair value of the derivative liability amounted to a net gain (loss) of $610,115 and ($568,452)for the nine months ended September 30, 2011 and  2010, respectively.  The gains and losses resulted mainly from increases and decreases in the Company’s stock price. We will continue to re-measure the derivative liability at fair value each quarter-end until they are completely settled or expire.

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

Off Balance Sheet Arrangements

As of September 30, 2011, we had no off balance sheet arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the nine months ended September 30, 2011.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated: November 11, 2011	CARDIFF INTERNATIONAL, INC.

	By	/s/ Daniel Thompson
Chief Executive Officer