Form 10-K
period 2011-12-31
CARDIFF INTERNATIONAL INC
filed 2012-03-30
CIK 811222

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-49709

CARDIFF INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

COLORADO	84-1044583
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16255 Ventura Boulevard, Suite 525 Encino, CA	91436
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 783-2100

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, No Par Value

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: Smaller Reporting Company. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State Issuer’s revenues for its most recent fiscal year: $0

As of December 31, 2011 there were 40,281,032 shares of the Issuer’s common stock held by non-affiliates.

The number of shares outstanding of the Registrant’s Common Stock (inclusive of book entry shares that are subject to vesting) as of March 30, 2012, was 52,194,408.

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

Cardiff’s first national program launched in  the third quarter of 2011 is “Mission Tuition”, a rewards program that helps solve a real need for families – saving for education.  The Mission Tuition program is easy to understand and use, and is emotionally positioned to appeal to all consumers.  The Mission Tuition Rewards program will become the rewards program of preference for every day spending for families with young children.

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

Participating merchants provide Cardiff a commission to drive customers to their site or location and Cardiff shares this commission with the merchant.  Cardiff will provide a cash rebate on all purchases between made which goes directly into their personal educational savings account .  The cash back  contribution can be supplemented by additional cash rebates by using the Mission Tuition MasterCard.  This issuing bank contribution is applicable no matter where the cardholder shops, therefore encouraging regular and daily usage of the Mission Tuition MasterCard.

What Is Mission Tuition

Mission Tuition has built one of the largest merchant shopping networks in America consisting of all the top name merchants; offering in-store savings and coupon savings with local, regional and national merchants throughout America. With each purchase Cardiff provides members with substantial savings and/or a cash rebate to their  educational savings account.  Members have thousands of leading retailers to shop and save. Our tax-free educational savings program provides a platform for “educational savings” which encourages regular and daily use of the program. Cardiff’s Mission Tuition program helps families save for college.  Mission Tuition encourages members to contribute to their educational savings with contributions generated by on-line and in-store purchases.

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

Cardiff Merchant Coalition

As of December 31, 2011, over 20,000 businesses were part of the Cardiff Merchant Coalition, several with multiple locations throughout America.

Issuer of the Mission Tuition MasterCard

Cardiff entered into an agreement with Amalgamated Bank of Chicago.

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

ITEM 1A.  RISK FACTORS

Operating History:.   We commenced active operations during the third quarter of 2011. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives.

The Company will derive its revenues from five different revenue streams:
commissions earned from merchants; interest earned on member’s savings accounts; credit card activation fees, 20bts on all credit card transactions; 10bts on interest earned on revolving credit balances; and an annual renewal fee.   After additional testing in July -August 2011, changes were made to the home page and the site launched on a national level in late September and October. There is generally a 90 day waiting period between when the customer makes the purchase and the funds are transmitted to Cardiff.

After the September launch the company immediately obtained 1,200 members.  By the end of December the company had 7,500 members.  Based upon the awareness of the site and the marketing efforts the company expects that during 2012 the membership will increase at a similar pace.  As the membership increases, the usage of the member ship will increase, and the associated revenues will follow.

Google rated the site between a 4 and 5 (five being the highest) for ease of navigation and time spent per visitor to our site.

Possibility of Total Loss of Investment: An investment in Cardiff is a high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

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

No Public Market for Securities:  Currently we have hired an Investor Relations firm to help develop an active public market for our common stock however we can give no assurance that an active market will develop, or if developed, that it will be sustained.

Auditor’s Opinion has a Going Concern Qualification: Our auditor’s report dated March 28, 2012  for the years ended December 31, 2011 and 2010 and for the period from August 29, 2001 (date of inception) through December 31, 2011 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Cardiff’s shareholders for a vote during the year ended December 31, 2011.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is quoted on the OTCQB under the symbol “CDIF”. During the last three years, there has only been limited trading in our common stock.

As of December 31, 2011 there were 54,194,408 shares of common stock outstanding and approximately 736 stockholders of record of common stock.

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

Results of Operations

The following table sets forth certain selected condensed consolidated statement of operations data for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010

Revenue	$262	$585
Cost of goods sold	-	-

Gross profit	262	585

Operating Expenses	1,089,344	1,419,278

Loss from Operations	(1,089,089)	(1,418,693)

Other income (expense)	(1,745,729)	(870,647)

Loss before provision for income taxes	(2,834,811)	(2,289,340)
Provision for income taxes	-	-
Net Loss	$(2,834,811)	$(2,289,340)

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The Company had limited operating revenues for the years ended December 31, 2011 and 2010.

The Company had operating expenses of $1,089,344 for the year ended December 31, 2011 compared to $1,419,278 for the year ended December 31, 2010, representing a decrease of $329,934. This decrease was primarily a result of decrease in stock-based compensation and consulting and outside services which were offset by increases in other operating expenses.

Other income (expenses) decreased $875,082 from 2010 to 2011 primarily because the company incurred interest expense of $329,268 during 2010 as compared to $906,569 during 2011, and a loss from the change in value of derivative liability of $541,037 during 2010 as compared to a loss of $839,167  during 2011.

These factors resulted in a net loss of $2,834,811 for the year ended December 31, 2011 compared to $2,289,340 for the year ended December 31, 2010, representing in increase of $545,471.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At December 31, 2011 and 2010, we had $8,874 and $1,822 of cash and cash equivalents, and total assets amounted to $46,116 and $7,635, respectively.

Net cash used in operating activities was $300,718 and $196,140 for the years ended December 31, 2011 and 2010, respectively. The increase in the amount of net cash used in operating activities during these periods was attributable to the increase in net loss which was offset by the increase in stock-based compensation, amortization of loan discount, change in fair value of derivative liability and interest accrual, and the decrease in accrual of officers’ salaries, accounts payable and accrued expenses compared to 2010.

Net cash used in investing activities was $43,000 and $3,212 for the years ended December 31, 2011 and 2010, respectively. The cash flows from investing activities during the year end December 31, 2011 was attributable to the development of the company's website which is included in property and equipment.

Net cash provided by financing activities was $350,770 and $194,274 for the years ended December 31, 2011 and 2010, respectively. The cash flows from financing activities during the year end December 31, 2011 was attributable to proceeds from the sale of common stock of $57,000 and proceeds from notes payable from related and unrelated parties of $510,000, which were offset by repayments on notes payable of $77,000. In addition, we received $1,350 and repaid $140,080 of shareholder advances during the year ended December 31, 2011.

Since inception, we have incurred operating losses and, at December 31, 2011 we had an accumulated deficit of $15,744,197.

Current liabilities at December 31, 2011 consisted primarily of accounts payable, and accrued expenses, accrued officers’ salaries, accrued payroll taxes and settlement payable to shareholder of $1,625,083, accounts payable to related party of $241,863, amounts due to officer of $485,939, derivative liability of $3,679,746, convertible and non-convertible promissory notes net of loan discounts in the amount of $1,177,990, and accrued interest in the amount of $825,799. Current liabilities at December 31, 2010 consisted primarily of accounts payable, accrued expenses, accrued officers’ salaries, accrued payroll taxes and settlement payable to shareholder of $1,185,722, accounts payable to related party of $183,896, amounts due to officers of $324,669, derivative liability of $1,886,224, convertible and non-convertible promissory notes net of loan discount in the amount of $1,053,823, and accrued interest in the amount of $646,102.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cardiff International, Inc. dba Legacy Card Company

We have audited the accompanying consolidated balance sheets of Cardiff International, Inc. dba Legacy Card Company (a development stage company) (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended and for the period from August 29, 2001 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff International, Inc. dba Legacy Card Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended and for the period from August 29, 2001 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has sustained operating losses since its inception and has negative working capital and an accumulated deficit during the years ended December 31, 2011 and 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California
March 28, 2012

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,874	$1,822
Advances to employees	1,659	1,659

TOTAL CURRENT ASSETS	10,533	3,481

PROPERTY AND EQUIPMENT
Computer equipment	4,124	4,124
Website	43,000	-
Accumulated depreciation	(12,748)	(1,220)

PROPERTY AND EQUIPMENT, NET	34,376	2,904

OTHER ASSETS
Patents and trademarks, net accumulated amortization of $43 and $0, respectively	607	650
Deposits	600	600

TOTAL ASSETS	$46,116	$7,635

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	841,760	$683,859
Accounts payable, related party	241,863	183,896
Interest payable	825,799	646,102
Accrued officers' salaries	415,000	180,000
Accrued payroll taxes	335,823	291,863
Current portion of settlement payable, shareholder	32,500	30,000
Derivative liability	3,679,746	1,886,224
Due to officer	485,939	324,669
Advance from International Card Establishment, Inc.	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management Corporation	100,000	100,000
Note payable, unrelated party	50,000	50,000
Note payable, convertible, unrelated party, net of discount of $0 and $104,167, respectively	250,000	145,833
Current portion of notes payable, related-party, convertible	185,000	150,000
Current portion of notes payable, related-party	24,990	39,990

TOTAL CURRENT LIABILITIES	8,036,420	5,280,436

LONG-TERM LIABILITIES
Settlement payable, shareholder	20,000	50,000
Note payable, unrelated party, net of discount of $283,758 and $0, respectively	41,242	-
Notes payable, related-party, convertible	15,000	50,000
Notes payable, related-party, net of discount of $230,985 and $93,750, respectively	117,106	131,841

TOTAL LIABILITIES	8,229,768	5,512,277

SHAREHOLDERS' DEFICIT:
Common stock, no par value; 60,000,000 shares authorized; 54,194,408 and 58,104,408 shares issued and outstanding	7,472,783	7,415,783
Additional paid-in capital	87,762	(11,039)
Deficit accumulated during the development stage	(15,744,197)	(12,909,386)

TOTAL SHAREHOLDERS' DEFICIT	(8,183,652)	(5,504,642)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$46,116	$7,635

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

	Years Ended December 31,		August 29, 2001 (Date of Inception) through
	2011	2010	December 31, 2011

REVENUE	$262	$585	$1,030

COST OF SALES	-	-	-

GROSS PROFIT	262	585	1,030

OPERATING EXPENSES:
Consulting and outside services	21,037	106,568	2,974,182
Advertising	20,929	14,446	600,334
Legal services	-	-	952,073
Rent	-	-	514,936
Guaranteed payments	-	-	512,958
Officers' salaries	550,000	580,000	1,925,000
Salaries and wages	-	-	1,192,927
Stock based compensation	22,826	304,350	449,916
Other operating expenses	474,552	413,914	3,447,265

TOTAL OPERATING EXPENSES	1,089,344	1,419,278	12,569,591

LOSS FROM OPERATIONS	(1,089,082)	(1,418,693)	(12,568,561)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	55,979
Interest income	7	-	6,775
Change in value of derivative liability	(839,167)	(541,037)	(1,159,224)
Other miscellaneous income (expense)	-	(342)	106,512
Interest expense	(906,569)	(329,268)	(2,185,678)

TOTAL OTHER INCOME (EXPENSE)	(1,745,729)	(870,647)	(3,175,636)

NET LOSS	(2,834,811)	$(2,289,340)	$(15,744,197)

Basic and diluted loss per share	$(0.05)	$(0.04)

Weighted average shares outstanding (basic and diluted)	54,257,476	57,353,981

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

	Years Ended December 31,		August 29, 2001 (Date of Inception) through
	2011	2010	December 31, 2011

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,834,811)	$(2,289,340)	$(15,744,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,571	1,090	250,183
Loss on disposal of property and equipment	-	-	1,404
Amortization of loan discount	714,804	170,833	1,107,516
Stock-based compensation	22,826	304,350	449,916
Change in value of derivative liability	839,167	541,037	1,159,224
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants for services	-	254,800	254,800
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	-	3,000	1,441,222
Gain on settlement of accounts payable	-	-	(23,435)
(Increase) decrease in:
Advances to Employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	258,528	91,583	1,541,220
Accrued officers' salaries	535,000	580,000	1,865,000
Interest payable	179,697	156,507	1,029,158
Settlement payable	(27,500)	(10,000)	(37,500)

NET CASH USED IN OPERATING ACTIVITIES	(300,718)	(196,140)	(6,512,014)

CASH FLOW FROM INVESTING ACTIVITES
Acquisition of property and equipment	(43,000)	(3,212)	(241,571)

NET CASH USED IN INVESTING ACTIVITIES	(43,000)	(3,212)	(241,571)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	1,350	24,300	1,463,477
Repayments of shareholder advances	(140,080)	(258,616)	(2,255,051)
Proceeds from ICE advance	-	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management	-	-	100,000
Proceeds from convertible notes payable, related-party	-	-	1,283,699
Proceeds from note payable, unrelated party	335,000	-	385,000
Repayments of note payable, unrelated party	(10,000)	-	(10,000)
Proceeds from note payable, convertible, unrelated party	-	250,000	250,000
Proceeds from notes payable, related-party	175,000	30,000	494,990
Repayments of notes payable, related-party	(67,500)	(39,410)	(106,910)
Proceeds from sale of common stock	57,000	188,000	4,620,115
Write-off of payable	-	-	35,711

NET CASH PROVIDED BY FINANCING ACTIVITIES	350,770	194,274	6,762,459

NET INCREASE (DECREASE) IN CASH	7,052	(5,078)	8,874

CASH AT BEGINNING OF THE YEAR	1,822	6,900	-

CASH AT END OF YEAR	$8,874	$1,822	$8,874

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$4,778	$1,400	$56,814

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

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

Accrued interest in the amounts of $0, $0 and $158,261 were capitalized to amounts due to officers for the years ended December 31, 2011 and 2010, and for the period from August 29, 2001 (inception) through December 31, 2011, respectively. Repayments of amounts due to officers includes payments of capitalized interest.

During the year ended December 31, 2005, convertible debt in the amount of $1,098,699 plus the related accrued interest of $39,330 was converted into 998,635 shares of common stock

Out of the $1,000,000 debentures from Legacy Investors, $106,572 was used to pay loan related fees, and $442,000 remained in an escrow account at December 31, 2004. During the year ended December 31, 2005, the escrow funds were returned to Legacy Investors.

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	1,040,129
Net loss	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	471,000
Net loss	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	(3,850,066)	(2,138,104)
Issuance for cash, 2005	561,764	277,000	-	-	277,000
Stock based compensation, 2005	-	-	106,839	-	106,839
Issuance for consideration of loan, 2005	100,000	110,000	-	-	110,000
Conversion of notes payable, 2005	998,635	1,138,029	-	-	1,138,029
Warrants issued in connection with notes payable , 2005	-	-	85,734	-	85,734
Recapitalization of common equity, note 5	1,615,000	-	-	-	-
Net loss	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)
Issuance for cash, 2006	803,179	855,600	-	-	855,600
Stock based compensation, 2006	-	-	16,401	-	16,401
Issuance of common stock, 2006	550,000	-	-	-	-
Payment on subscription receivable, 2006	-	428,000	-	-	428,000
Issuance for services, 2006	120,000	-	-	-	-
Net loss	-	-	-	(1,280,821)	(1,280,821)

BALANCE, DECEMBER 31, 2006	22,365,903	4,520,591	208,974	(6,799,385)	(2,069,820)
Issuance for cash, 2007	5,704,583	714,100	-	-	714,100
Issuance for services, 2007	40,000	10,000	-	-	10,000
Payment on subscription receivable, 2007	-	23,000	-	-	23,000
Issuance of common stock, 2007	166,667	-	-	-	-
Net loss	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	5,267,691	208,974	(7,587,981)	(2,111,316)
Payment on subscriptions receivable, 2008	-	25,000	-	-	25,000
Issuance for cash, 2008	4,387,500	176,000	-	-	176,000
Issuance for services, 2008	15,654,650	1,453,222	-	-	1,453,222
Issuance for settlement of liability, 2008	1,154,380	130,945	-	-	130,945
Loan discount on convertible debt, 2008	-	-	150,000	-	150,000
Derivative liability, 2008	-	-	(222,575)	-	(222,575)
Net Loss	-	-	-	(1,896,782)	(1,896,782)

BALANCE, DECEMBER 31, 2008	49,473,683	7,052,858	136,399	(9,484,763)	(2,295,506)
Issuance for cash, 2009	2,325,834	34,925	-	-	34,925
Issuance in conjunction with debt, 2009	4,000,000	137,000	-	-	137,000
Capital contribution from officer, non-cash, 2009	-	-	35,711	-	35,711
Derivative liability, 2009	-	-	(134,110)	-	(134,110)
Loan discount on debt, 2009	-	-	53,629	-	53,629
Net Loss	-	-	-	(1,135,283)	(1,135,283)

BALANCE, DECEMBER 31, 2009	55,799,517	7,224,783	91,629	(10,620,046)	(3,303,634)

Issuance for cash, 2010	2,244,891	188,000	-	-	188,000
Issuance for services, 2010	60,000	3,000	-	-	3,000
Derivative liability, 2010	-	-	(1,209,482)	-	(1,209,482)
Loan discount on debt, 2010	-	-	250,000	-	250,000
Settlement of liability, 2010	-	-	297,664	-	297,664
Stock-based compensation, 2010	-	-	304,350	-	304,350
Warrants issued for services, 2010	-	-	254,800	-	254,800
Net Loss	-	-	-	(2,289,340)	(2,289,340)

BALANCE, DECEMBER 31, 2010	58,104,408	7,415,783	(11,039)	(12,909,386)	(5,504,642)

Issuance for cash, 2011	1,140,000	57,000	-	-	57,000
Issuance for services, 2011	-	-	-	-	-
Shares issued in conjunction with debt, 2011	4,500,000	-	-	-	-
Derivative liability, 2011	-	-	(7,480)	-	(7,480)
Loan discount on debt, 2011	-	-	83,455	-	83,455
Cancelled and returned shares, 2011	(9,550,000)	-	-	-	-
Stock-based compensation, 2011	-	-	22,826	-	22,826
Net Loss	-	-	-	(2,834,811)	(2,834,811)

BALANCE, DECEMBER 31, 2011	54,194,408	$7,472,783	$87,762	$(15,744,197)	$(8,183,652)

See report of independent registered public accounting firm
The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC.dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
Legacy Card Company was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation. The purpose of the Company is to develop a co-marketing agreement with a premier national bank to offer an integrated financial program to consumers.  Cardiff International, Inc., is a tech company who has developed a proprietary software system to track and manage consumer purchases from unlimited businesses: service companies, retailers, merchants, health industry, insurance industry, and most consumer orientated businesses. Our software infrastructure tracks all commissions, rebates, discounts providing the public the ability to track all savings regardless of what program they participate in as long as the program utilizes the Cardiff technology.

The Company will derive its revenues from five different revenue streams:
commissions earned from merchants; interest earned on member’s savings accounts; credit card activation fees, 20bts on all credit card transactions; 10bts on interest earned on revolving credit balances; and an annual renewal fee.   After additional testing in July -August 2011, changes were made to the home page and the site launched on a national level in late September and October.   There is generally a 90 day waiting period between when the customer makes the purchase and the funds are transmitted to Cardiff.

After the September launch the company immediately obtained 1,200 members.  By the end of December the company had 7,500 members.  As the membership increases, the usage of the member ship will increase, and the associated revenues will follow.

Development Stage Activities
As of July 2011, the Company launched its mission tuition program and has begun activating members.  The Union mailer has been designed and approved by Union officers and have begun the union campaign through their clearing house in October 2011.

Several states are interested in offering mission tuition to their residents, however the Company is in the process of raising additional funds to work directly to launch a co-op program with each state. We anticipate to work with eight states by the end of 2012. Social media was launched in October 2011 to help create awareness at the same time the union campaign was launched.

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

Advertising Costs
Advertising costs are charged to expense when incurred.  During the years ended December 31, 2011 and 2010, the amount charged to expense was $20,929 and $14,446, respectively.  From inception through December 31, 2011, advertising costs was $600,334.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments
FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At December 31, 2011 and 2010, the Company adjusted its derivative liability to its fair value and reflected the increase in fair value of $839,167 and $541,037, respectively, as other expense on the Consolidated Statement of Operations.

CARDIFF INTERNATIONAL, INC.dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

The following table summarizes fair value measurements by level at December 31, 2011 and 2010 for assets and liabilities measured at fair value on a recurring basis

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$3,679,746	$3,679,746

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$1,886,224	$1,886,224

The carrying amounts reported on the balance sheet of accounts payable and other accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of notes payable and amounts due to officers approximate fair value based on prevailing interest rates.

Derivative liability was valued under the Black-Scholes model using the following assumptions at December 31, 2011 and 2010:

	December 31,
	2011	2010
Risk free interest rate	0.01% - 0.88%	0.145% - 2.125%
Volatility	100%	100%
Term	0.01 - 4.88 Years	0.01 - 4.58 Years
Dividend yield	0.00%	0.00%

CARDIFF INTERNATIONAL, INC.dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The following is a reconciliation of the value of the derivative liability:

Value at December 31, 2009	$135,705
Reclassification of financial instrument from equity to liabilities	1,209,482
Increase in value of derivative liability	541,037
Value at December 31, 2010	1,886,224

Reclassification of financial instrument from equity to liabilities	966,855
Reclassification of financial instrument from liabilities to equity	(12,500)
Increase in value of derivative liability	839,167
Value at December 31, 2011	$3,679,746

Stock Based Compensation
The Company accounts for stock options in accordance with guidance issued by the FASB using the modified prospective method. Under this method, compensation cost recognized during fiscal years 2011 and 2010 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized on a straight-line basis over the options' vesting period.

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

During the fiscal year ended December 31, 2011 and 2010, depreciation and amortization expense was $11,571 and $1,090, respectively and $250,183 from August 29, 2001 (date of inception) through December 31, 2011.

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

CARDIFF INTERNATIONAL, INC.dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Principles of Consolidation
The consolidated financial statements include the accounts of Cardiff International, Inc. and its wholly owned subsidiary, Legacy Card Company. All significant intercompany accounts and transactions are eliminated in consolidation.

Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

2.	RELATED PARTY TRANSACTIONS

Separation and Release Agreement with Officer
On September 1, 2010, the Company entered into a Separation and Release Agreement with the Gary Teel,   the Company’s former CFO. As part of the severance agreement, the Company will pay Mr. Teel $90,000 in 36 monthly installments of $2,500, commencing on September 1, 2010 and the amount due to him of $387,664, including the balance of unpaid accrued salaries at September 1, 2010, which are no longer due. At December 31, 2011 and 2010, the Company had settlement payable to Gary Teel of $52,500 and $80,000, respectively.

Due to Officer
The Company borrows funds from Daniel Thompson and Gary Teel; both of whom are Shareholders and Officers of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has employment agreements with these officers (see Employment Agreements). However, during 2010, the Company entered into a Separation and Release agreement with Gary Teel, and no amounts were due to him in connection with accrued salaries, advances, and accrued interest at December 31, 2011 and 2010. The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at December 31, 2011 and 2010, was $485,939 and $324,669, respectively.

Employment Agreements
The employment agreements that both Daniel Thompson and Gary Teel have with the Company provides for their compensation to be $25,000 each, per month.  Both Daniel Thompson and Gary Teel have waived their right to receive any unpaid balances through September 30, 2008. Effective October 1, 2008, both Daniel Thompson and Gary Teel have cancelled their waiver and the Company has accrued these salaries in accordance with the terms of the employment agreements. Beginning in April 2010, Mr. Teel no longer served as the Company’s CFO, and on September 1, 2010, the Company entered into a separation and release agreement with Mr. Teel. As a result, the Company stopped accruing for his salaries in April 2010.  At December 31, 2011 and 2010, $975,000 and $675,000 has been accrued in connection with Mr. Thompson's employment agreement, respectively. This amount is included as amounts Due to Officer on the balance sheet.

Accounts Payable- Related Party
At December 31, 2011 and 2010 the Company had amounts payable to a related party of $241,863 and $183,896, respectively, for professional services rendered and advances to the company.

Notes Payable- Related Party
During the year ended December 31, 2011 and 2010, the Company entered into several loan agreements (convertible and non- convertible) with related parties (see note 3).

CARDIFF INTERNATIONAL, INC.dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

During 2004,Legacy Card Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at December 31, 2011 and 2010, of which a portion is convertible into shares of the Company’s common stock.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. As of August 2006, the Company defaulted on the loan. The Company is in default under the terms of the loan agreement as of December 31, 2011 and continues to accrue interest on the outstanding principal balance.

Maricopa Equity Management Corporation
On October 27, 2005, Legacy Card Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at December 31, 2011 and 2010. As of November 10, 2005, the Company defaulted on the loan. At December 31, 2011,Legacy Card Company was in default on this loan agreement.

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

The balance outstanding on the advance from ICE at December 31, 2011 and 2010 was $50,000.

Convertible Notes Payable – Related Party
On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matures in April 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2009. As of April 2009 the Company defaulted on the Convertible Debenture. As of December 31, 2011 and subsequent to year-end, the Company is in default on this Convertible Debenture and the warrants have not been exercised.

CARDIFF INTERNATIONAL, INC.dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures on March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity.

On April 29, 2009, the Company entered into an unsecured Convertible Debenture agreement with a shareholder in the amount of $35,000.  The Debenture is convertible into common shares of the Company at $0.08 per share at the option of the holder no earlier than August 21, 2009.  The Debenture bears interest at 12% per year, matures on April 29, 2011, and is unsecured.  All principal and unpaid accrued interest is due at maturity. As of April 29, 2011 the Company defaulted on the Convertible Debenture. As of December 31, 2011 and subsequent to year end, the Company is in default on this Convertible Debenture.

Notes Payable – Related Party
On March 12, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on September 12, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.01 per share and expire March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company is due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. The amended note matures on March 24, 2014. As of December 31, 2011 and subsequent to year-end, the warrants have not been exercised.

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on October 27, 2009.  In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.01 per share and expire on April 27, 2014. As a result of the warrants issued, the Company recorded a $19,990 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. As of October 27, 2009 the Company defaulted on the note. As of December 31, 2011 and subsequent to year end, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

On May 27, 2009, the Company entered into an unsecured Promissory Note with a shareholder for $15,000. The Note bears interest at 10% per year and matured on August 26, 2009. In conjunction with the Note, the Company issued 1,500,000 shares of its common stock to the lender. In April 2011, the Company repaid the principal and interest balance due under this Note.

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and officer of the Company for $250,000. The Debenture bears interest at 7% per year, matures on October 8, 2014, and is unsecured.  Monthly interest-only payments are due from November 1, 2009 through October 1, 2014. The principal and accrued and unpaid interest balances are due upon maturity. However, during the year ended December 31, 2011 and 2010, the Company repaid $47,500 and $39,410 of principal, respectively. The balance of this preferred debenture at December 31, 2011 and 2010 was $163,090 and $210,590, respectively. In conjunction with the Debenture, the Company issued 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of December 31, 2011 the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender.

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

During July 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on May 16, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. As of March 28, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at December 31, 2011.

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

CARDIFF INTERNATIONAL, INC.dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

On November 17, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. As of March 28, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at December 31, 2011.

Note Payable – Unrelated Party
On June 3, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matured on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share, which expire on June 2, 2014. As a result of the warrants issued, the Company recorded a $13,639 debt discount during 2009. As of September 2, 2009 the Company defaulted on the loan. As of December 31, 2011 and subsequent to year end, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

On February 8, 2011, the Company entered into an unsecured  Promissory Note agreement with an unrelated party for $200,000. The Note bears interest at 8% per year and matures on February 8, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 10,000,000 shares of its common stock to the lender. As a result of the shares issued with the Note, the Company recorded a $200,000 debt discount during 2011. As of March 28, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore these shares are not in equity and  have been included in the calculation of the derivative liability at September 30, 2011.

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

On August 22, 2011, the Company entered into two separate Promissory Note agreements with unrelated parties for $5,000 each, for a total of $10,000. Both notes bear interest at 8% per year and mature on September 22, 2011. Interest is payable annually on the anniversary of the Notes, and the principal and any unpaid interest will be due upon maturity. In October 2011 the Company prepaid the principal and interest balance due under these Promissory Notes. In conjunction with these Notes, the Company issued options to each of the note Holders for 100,000 shares of its common stock. As a result of the warrants issued, the Company recorded debt discounts on these Notes amounting to $8,454 during 2011. As of December 31, 2011 and subsequent to year end, the warrants have not been exercised.

On September 30, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on October 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. As of March 28, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at December 31, 2011.

On November 1, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $75,000. The Note bears interest at 8% per year and matures on November 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,750,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $75,000 debt discount during 2011. As of March 28, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at December 31, 2011.

Convertible Notes Payable – Unrelated Party
On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matures on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. In conjunction with this loan, the Company issued warrants to purchase 5,000,000 shares of its common stock, exercisable at $0.08 per share, which expires on June 3, 2015. As a result of issued warrants, the Company recorded a $250,000 debt discount during 2009. As of June 3, 2011 the Company defaulted on the Note. As of December 31, 2011 and subsequent to year end, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

CARDIFF INTERNATIONAL, INC.dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Future minimum payments due under these notes payable are as follows:

	Related Party	Unrelated Party	Total
2012	$209,991	$968,000	$1,177,991
2013	5,000	-	5,000
2014	183,090	-	183,090
2015	-		-
2016	175,000	325,000	500,000
Therafter	-	-	-
	573,081	1,293,000	1,866,081
Less loan discount	230,985	283,758	514,743
Net loan balance	$342,096	$1,009,242	$1,351,338

4.	COMMITMENTS AND CONTINGENCIES

Operating Leases
Rent expense for the years ended December 31, 2011 and 2010 was $0.  From inception through December 31, 2011, rent expense was $514,936.

Payroll Taxes
The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of December 31, 2011, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

Employment Agreement
On October 8, 2009, the Company entered into a five-year Employment Agreement with the Company’s new President. The employment agreement calls for a salary of $180,000 per year. In conjunction with the employment agreement, the Company granted stock options for 2,500,000 shares of its common stock with an option price of $0.10 per share. The options vest on the anniversary date of the Employment Agreement at a rate of 500,000 shares each year for five years.

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

Accrued unpaid salaries for these employees at December 31, 2011 and 2010 were $415,000 and $180,000, respectively.

The Company has employment agreements with their CFO and CEO (see note 2).

Cash Deposits
The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of December 31, 2011.

Settlement Agreement
On September 1, 2010, the Company entered into a separation and release agreement with Gary Teel (see note 2). As part of this agreement, the Company is to pay Mr. Teel monthly severance payments and pay Mr. Teel's medical insurance premiums for 36 months. Beginning June 2011, the Company was in default on the medical insurance premiums for Mr. Teel. In accordance with the agreement, in the event by default of the Company, the Company is liable for all of Mr. Teel's damages, liabilities and other costs incurred by the Company's breach. As of December 31, 2011, the Company is unable to determine under FASB ASC 450, Contingencies, the amount of potential liabilities as a result of this breach.

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

CARDIFF INTERNATIONAL, INC.dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

6.	INCOME TAXES

At December 31, 2011, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. At December 31, 2011 the Company has approximately $10,241,000, of state NOL carryforwards  that expire through 2031. At December 31, 2011 the Company has approximately $10,347,000 in Federal NOL carryforwards that expire through 2031.

As of December 31, 2011 and 2010, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2011 and 2010, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2006, and by the IRS for tax years through 2007. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

7.	STOCK OPTIONS AND WARRANTS

Stock Options
The Company has granted no stock options to consultants or employees between 2005 through 2008. During 2011 and 2010, the Company granted and 2,500,000 and 3,000,000, stock options to employees, respectively. During 2011, 2,500,000 stock options to an employee were cancelled. Stock based compensation expense related to employees for the years ended December 31, 2011 and 2010 amounted to $22,826 and $304,350, respectively, and $449,916 from August 1, 2001 (date of inception) through December 31, 2011.

The following is a schedule summarizing stock option activity for the years ended December 31, 2011 and 2010:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2010	2,925,000	$0.28
Granted	3,000,000	0.08
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2010	5,925,000	0.18
Granted	2,500,000	0.08
Exercised	-	-
Expired	(425,000)	1.37
Forfeited	(2,500,000)	0.08
Outstanding at December 31, 2011	5,500,000	$0.09
Exercisable at December 31, 2011	4,000,000	$0.09

CARDIFF INTERNATIONAL, INC.dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The estimated weighted-average fair value of options granted during 2011 and 2010 was $0.03 and $0.10 per share, respectively, and was calculated using Black-Scholes pricing model based on the following assumptions:

	December 31,
	2011	2010
Risk free interest rate	1.60%	2.40%
Volatility	100%	100%
Term	5 years	5 years
Dividend yield	0.00%	0.00%

As of December 31, 2011, the total unrecognized fair value compensation cost related to non-vested stock options was $45,287 which is expected to be recognized over 2.77 years.

Information about stock options outstanding at December 31, 2011 is summarized below:

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Shares Outstanding	Shares Exercisable	Weighted- Average Exercise Price of Shares Exercisable

$0.10	2,500,000	2.75 years	$0.10	1,000,000	$0.10
$0.08	3,000,000	3.09 years	$0.08	3,000,000	$0.08
	5,500,000			4,000,000

Warrants
The Company also issued warrants to purchase shares of common stock in 2011 and 2010. As of December 31, 2011, the Company has approximately 31,141,612 warrants outstanding with exercise prices ranging from $0.01 per share to $1.10 per share. These warrants expire through November 2016.

The following table summarizes information about warrants outstanding at December 31, 2011:

Exercise Prices	Number of Warrants	Weighted- Average Remaining Life

$0.01 - $0.15	26,251,613	2.27 years
$0.20 - $0.50	4,763,334	2.28 years
$1.10	126,665	0.51 years
Total warrants outstanding:	31,141,612

8.	SUBSEQUENT EVENTS

Notes Payable

On March 15, 2012, the Company entered into a Convertible Promissory Note agreement with an unrelated party for $50,000. The Note bears interest at 8% per year and matures on December 19, 2016. The principal and interest balances are due upon maturity. Any amount of principal or interest on the Note that is not paid at maturity will bear an annual interest rate of 22% thereafter. The Note is convertible, at the option of the holder, into common shares of the Company at 58% of the average market price at the date of conversion. The conversion price is subject to certain adjustments.

CARDIFF INTERNATIONAL, INC.dba LEGACY CARD COMPANY (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Issuance of Common Stock
The Company has received $36,500 in exchange for 730,000 shares of common stock from January 1, 2012 through March  28, 2012.

Total shares of common stock granted subsequent to year-end totaled 730,000 shares. Of these grants, 320,000 shares were due to be issued at March 28, 2011 .

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

As described below under Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Rose, Snyder & Jacobs, our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our CEO and CFO have concluded that, as of December 31, 2011, our internal controls over financial reporting were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was ineffective as of December 31, 2011. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

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

Background information about the Company’s officers and directors is as follows:

Joseph DiLeonardo: President is a Consumer marketing expert, with extensive marketing, sales and general management experience spanning a wide range of companies and product categories. Most recently he served as Chief Operating Officer for Networked Robotics Company, which specialized in computer hardware designed for the biotech industry. Previously he served as Vice President of Marketing for Ferrara Pan Candy Company, Vice President/General Manager for a Nabisco Foods, Director of Marketing for Warner Bros. and a Vice President of Hershey Foods. Joe earned his MBA from the University of Illinois and holds a Bachelor’s degree in Marketing from the University of Notre Dame. He has also received numerous CPG industry awards including: Advertising Age’s Marketing 100, several “New Product of the Years” awards, advertising’s EFFIE for outstanding advertising effectiveness, FLAME for impactful kids advertising and a Gold OMA for excellence in in-store merchandising.

Daniel Thompson: Mr. Thompson former CEO of Legacy Card Company was appointed the new CEO of Cardiff International, Inc. after the reverse merger.  In June of 2010 Thompson was appointed Chairman and CEO of Cardiff International, Inc. in June 2010.   Formerly a television and entertainment industry professional with a 30-year career that embraces network and cable advertising sales programming production and product placement, Mr. Thompson was president of Creative Entertainment Services, which he founded and successfully sold in a transaction. Mr. Thompson also co-founded and successfully sold an industry service company – Creative Television Marketing, a producer of short-form advertising concepts: Closed-Captioning Sponsorships, 10-Second Promotional Advertising vehicles, and network Game Show Merchandising. He also oversaw new business for A Creative Group, a full service entertainment marketing company. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha.

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

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2011, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

Name and Other Annual Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Options/ SAR’s (#)	LTIP Payouts	Other Compensation
Gary R. Teel, (former CFO and Chairman)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-100,000-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-300,000-	-0-	-0-	-0-	-0-	-0-	-0-

Daniel Thompson, CEO, Chairman	2011	-300,000-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-300,000-	-0-	-0-	-0-	-3,000,000-	-0-	-0-
	2009	-300,000-	-0-	-0-	-0-	-0-	-0-	-0-

Joseph DiLeonardo, President	2011	-180,000-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-180,000-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-45,000-	-0-	-0-	-0-	-2,500,000-	-0-	-0-

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

Employment Agreements

On June 3, 2002 we entered into employment agreements with each of Gary R. Teel and Daniel Thompson. The terms of the agreements are similar and include the following terms: (1) monthly salaries of $25,000, (ii) annual bonus of 2% pre-tax profits, (iii) five year term; (iv) medical and health benefits; (v) termination without cause results in compensation paid for four years, (vi) the sale of the Company results in compensation paid for three years. Mr. Teel and Mr. Thompson each waived their salary since the inception of Legacy through September 30, 2009.  On September 1, 2010 the company entered into a Separation and Release Agreement with Mr. Teel. As a result of this agreement, Mr. Teel is no longer the Company’s Chairman.

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

Stock Options Granted in the Last Fiscal Year

For the years ended December 31, 2011 and 2010, there were 0 and 3,000,000 stock options granted to an officer and a director of Cardiff, respectively. There have been no options exercised during 2010 and 2011.

Aggregated Option Exercise in Last Fiscal Year and Fiscal Year-end Option Values

No officer/ director of Cardiff exercised any options during 2010 and 2011.

Equity Compensation Plan Information

We have not adopted any equity compensation plans as of the date of this Form 10-K. It is likely that one or more equity compensation plans may be adopted in the near future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our Common Stock beneficially owned as of December 31, 2011 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

Shareholder	Common Stock (1)		Percentage

Gary R. Teel (2)	6,334,848	(3)	11.7%
Daniel Thompson (2)	3,078,528	(4)	5.7%
Joseph DiLeonardo (2)	2,500,000		4.6%

All officers and directors as a group 3 persons	11,913,376		22.0%

TOTAL	54,194,408		100%

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

During the years ended December 31, 2011 and 2010, we received loans from an officer / director,  Daniel Thompson, in the amount of  $1,350 and $24,300, respectively. During the years ended December 31, 2011 and 2010, we repaid loans to an officer / director,  Daniel Thompson, in the amount of  $140,080 and $258,616, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

Rose, Snyder & Jacobs LLP have been appointed to audit the consolidated financial statements of Cardiff for the years ended December 31, 2011 and 2010 and to report the results of their audit to the Board of Directors.

Fees billed to Cardiff by Rose, Snyder & Jacobs LLP

		2011	2010
(1)	Audit fees	$96,985	$31,970
(2)	Tax fees	$0	$0
(3)	Other fees	$95,360	$0

(1)	Audit fees billed to Cardiff by Rose, Snyder & Jacobs LLP were for professional services performed in connection with the audits of Cardiff's annual financial statements.

(2)	Tax services generally include fees for services performed related to tax compliance.

(3)	Other fees billed to Cardiff by Rose, Snyder & Jacobs LLP were for professional services performed in connection with the quarterly reviews of Cardiff's financial statements.

Audit Committee – Pre-Approval

All services provided to the Company by Rose, Snyder & Jacobs LLP as detailed above, were pre-approved by the Board of Directors and all work of said firm was performed solely by their permanent employees.

The Securities and Exchange Commission adopted rules that require that before Rose Snyder & Jacobs LLP is engaged by us to render any auditing or permitted non-audit related services, the engagement must be:

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

Under the direction of our Chairman, Daniel Thompson, our Board of Directors, acting as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered. The Board of Directors has considered the nature and amount of fees billed by Rose Snyder & Jacobs LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the firm’s independence.

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

Cardiff International, Inc.

Dated: March 30, 2012	By:	/s/ Daniel Thompson
Chairman/Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel Thompson	Chairman/CEO	March 30, 2012
Daniel Thompson

/s/ Joseph DiLeonardo	President	March 30, 2012
Joseph DiLeonardo