Form 10-Q
period 2012-03-31
CARDIFF INTERNATIONAL INC
filed 2012-05-15
CIK 811222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐          No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐           No ☒

Common Stock outstanding at March 31, 2012, 54,924,408 shares of no par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
CARDIFF INTERNATIONAL, INC.

For the Quarter March 31, 2012

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-Q

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Cash Flows	3 – 4
	Condensed Consolidated Statements of Shareholders’ Equity (Deficit)	5
	Notes to Condensed Consolidated Financial Statements	6 – 18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	23

PART II - OTHER INFORMATION
Page

Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	243
Item 5.	Other Information	24
Item 6.	Exhibits	24

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$8,874
Advances to employees	1,659	1,659

TOTAL CURRENT ASSETS	1,659	10,533

PROPERTY AND EQUIPMENT
Computer equipment	4,124	4,124
Website	43,000	43,000
Accumulated depreciation	(16,675)	(12,748)

PROPERTY AND EQUIPMENT, NET	30,449	34,376

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $54, and $43, respectively	596	607
Deposits	600	600

TOTAL ASSETS	$33,304	$46,116

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$845,364	$841,760
Accounts payable, related party	272,165	241,863
Book Overdraft	20,602	-
Interest payable	876,010	825,799
Accrued officer's salaries	460,000	415,000
Accrued payroll taxes	345,423	335,823
Current portion of settlement payable, shareholder	38,000	32,500
Derivative liability	3,714,444	3,679,746
Due to officer	534,255	485,939
Advance from International Card Establishment, Inc.	50,000	50,000
Note payable - Legacy Investors	518,000	518,000
Note payable - Maricopa Equity Management Corporation	100,000	100,000
Note payable, unrelated party	50,000	50,000
Notes payable, convertible, unrelated party, net of discount of $26,579 and $0, respectively	273,421	250,000
Current portion of notes payable, related-party, convertible	185,000	185,000
Current portion of notes payable, related-party	29,990	24,990

TOTAL CURRENT LIABILITIES	8,312,674	8,036,420

LONG-TERM LIABILITIES
Settlement payable, shareholder	12,500	20,000
Notes payable, unrelated-party, net of discount of $267,509 and $283,758, respectively	57,491	41,242
Notes payable, related-party, convertible	15,000	15,000
Notes payable, related-party, net of discount of $215,901 and $230,985, respectively	125,189	117,106

TOTAL LIABILITIES	8,522,854	8,229,768

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, no par value; 60,000,000 shares authorized; 54,924,408 and 54,194,408 shares issued and outstanding	7,509,283	7,472,783
Additional paid-in capital	79,664	87,762
Deficit accumulated during the development stage	(16,078,497)	(15,744,197)

TOTAL SHAREHOLDERS' DEFICIT	(8,489,550)	(8,183,652)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$33,304	$46,116

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2012
(UNAUDITED)

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2012	2011	March 31, 2012

REVENUE	$535	$-	$1,565

COST OF SALES	-	-	-

GROSS PROFIT	535	-	1,565

OPERATING EXPENSES:
Consulting and outside services	485	8,479	2,974,667
Advertising	3,345	15,546	603,679
Legal services	4,000	-	956,073
Rent	-	-	514,936
Guaranteed payments	-	-	512,958
Officers' salaries	120,000	120,000	2,045,000
Salaries and wages	-	-	1,192,927
Stock based compensation	-	-	449,916
Other operating expenses	125,440	131,583	3,572,705

TOTAL OPERATING EXPENSES	253,270	275,608	12,822,861

LOSS FROM OPERATIONS	(252,735)	(275,608)	(12,821,296)

OTHER INCOME AND (EXPENSES):
Sublease rental income	-	-	55,979
Interest income	-	-	6,775
Change in value of derivative liability	9,679	1,162,882	(1,149,545)
Other miscellaneous income (expense)	-	-	106,512
Interest expense	(91,244)	(420,545)	(2,276,922)

TOTAL OTHER INCOME (EXPENSE)	(81,565)	742,337	(3,257,201)

NET INCOME (LOSS)	$(334,300)	$466,729	$(16,078,497)

Basic and diluted income (loss) per share	$(0.01)	$0.01

Weighted average shares outstanding (Basic and diluted)	54,517,705	58,493,297

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2012
(UNAUDITED)

			August 29, 2001
			(Date of Inception)
	Three Months Ended March 31,		through
	2012	2011	March 31, 2012

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(334,300)	$466,729	$(16,078,497)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,938	980	254,121
Loss on disposal of property and equipment	-	-	1,404
Amortization of loan discount	41,033	374,650	1,148,549
Stock-based compensation	-	-	449,916
Change in value of derivative liability	(9,679)	(1,162,882)	1,149,545
Issuance of common stock for loan costs	-	-	110,000
Issuance of warrants for services	-	-	254,800
Issuance of warrants as loan costs	-	-	85,734
Issuance of common stock for services	-	-	1,441,222
Gain on settlement of accounts payable	-	-	(23,435)
(Increase) decrease in:
Advances to Employees	-	-	(1,659)
Deposits	-	-	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	43,505	70,764	1,584,725
Accrued officers' salaries	120,000	120,000	1,985,000
Interest payable	50,211	44,095	1,079,369
Settlement payable, shareholder	(2,000)	(7,500)	(39,500)

NET CASH USED IN OPERATING ACTIVITIES	(87,292)	(93,164)	(6,599,306)

CASH FLOW FROM INVESTING ACTIVITES
Acquisition of property and equipment	-	(7,500)	(241,571)

NET CASH USED IN INVESTING ACTIVITIES	-	(7,500)	(241,571)

CASH FLOW FROM FINANCING ACTIVITIES
Book overdraft	20,602	-	20,602
Proceeds from shareholder advances	-	1,350	1,463,477
Repayments of shareholder advances	(26,684)	(49,534)	(2,281,735)
Proceeds from ICE advance	-	-	50,000
Proceeds from note payable-Legacy Investors	-	-	451,428
Proceeds from note payable-Maricopa Equity Management	-	-	100,000
Proceeds from convertible notes payable, related-party	-	-	1,283,699
Proceeds from note payable, unrelated party	-	200,000	385,000
Repayments of notes payable, unrelated related-party	-	-	(10,000)
Proceeds from note payable, convertible, unrelated party	50,000	-	300,000
Proceeds from notes payable, related-party	-	25,000	494,990
Repayments of notes payable, related-party	(2,000)	(15,000)	(108,910)
Proceeds from sale of common stock	36,500	-	4,656,615
Write-off of payable	-	-	35,711

NET CASH PROVIDED BY FINANCING ACTIVITIES	78,418	161,816	6,840,877

NET INCREASE (DECREASE) IN CASH	(8,874)	61,152	-

CASH AT BEGINNING OF THE YEAR	8,874	1,822	-

CASH AT END OF YEAR	$-	$62,974	$-

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$-	$1,800	$56,814

Prepared without audit.
See notes to condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND THE PERIOD
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2012
(UNAUDITED)

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

Accrued interest in the amounts of $0, $0 and $158,261 were capitalized to amounts due to officers for the three months ended March 31, 2012 and 2011, and for the period from August 29, 2001 (inception) through March 31, 2012, respectively. Repayments of amounts due to officers includes payments of capitalized interest.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2012
(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, AUGUST 29, 2001
(Date of Inception)	-	$-	$-	$-	$-
Issuance for cash, 2001	2,066,717	200,833	-	-	200,833
Issuance for cash, 2002	10,703,678	1,040,129	-	-	1,040,129
Net loss	-	-	-	(1,182,273)	(1,182,273)

BALANCE, DECEMBER 31, 2002	12,770,395	1,240,962	-	(1,182,273)	58,689
Issuance for cash, 2003	4,846,930	471,000	-	-	471,000
Net loss	-	-	-	(1,608,882)	(1,608,882)

BALANCE, DECEMBER 31, 2003	17,617,325	1,711,962	-	(2,791,155)	(1,079,193)
Net loss	-	-	-	(1,058,911)	(1,058,911)

BALANCE, DECEMBER 31, 2004	17,617,325	1,711,962	-	(3,850,066)	(2,138,104)
Issuance for cash, 2005	561,764	277,000	-	-	277,000
Stock based compensation, 2005	-	-	106,839	-	106,839
Issuance for consideration of loan, 2005	100,000	110,000	-	-	110,000
Conversion of notes payable, 2005	998,635	1,138,029	-	-	1,138,029
Warrants issued in connection with notes payable , 2005	-	-	85,734	-	85,734
Recapitalization of common equity, note 5	1,615,000	-	-	-	-
Net loss	-	-	-	(1,668,498)	(1,668,498)

BALANCE, DECEMBER 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)
Issuance for cash, 2006	803,179	855,600	-	-	855,600
Stock based compensation, 2006	-	-	16,401	-	16,401
Issuance of common stock, 2006	550,000	-	-	-	-
Payment on subscription receivable, 2006	-	428,000	-	-	428,000
Issuance for services, 2006	120,000	-	-	-	-
Net loss	-	-	-	(1,280,821)	(1,280,821)

BALANCE, DECEMBER 31, 2006	22,365,903	4,520,591	208,974	(6,799,385)	(2,069,820)
Issuance for cash, 2007	5,704,583	714,100	-	-	714,100
Issuance for services, 2007	40,000	10,000	-	-	10,000
Payment on subscription receivable, 2007	-	23,000	-	-	23,000
Issuance of common stock, 2007	166,667	-	-	-	-
Net loss	-	-	-	(788,596)	(788,596)

BALANCE, DECEMBER 31, 2007	28,277,153	5,267,691	208,974	(7,587,981)	(2,111,316)
Payment on subscriptions receivable, 2008	-	25,000	-	-	25,000
Issuance for cash, 2008	4,387,500	176,000	-	-	176,000
Issuance for services, 2008	15,654,650	1,453,222	-	-	1,453,222
Issuance for settlement of liability, 2008	1,154,380	130,945	-	-	130,945
Loan discount on convertible debt, 2008	-	-	150,000	-	150,000
Derivative liability, 2008	-	-	(222,575)	-	(222,575)
Net Loss	-	-	-	(1,896,782)	(1,896,782)

BALANCE, DECEMBER 31, 2008	49,473,683	7,052,858	136,399	(9,484,763)	(2,295,506)
Issuance for cash, 2009	2,325,834	34,925	-	-	34,925
Issuance in conjunction with debt, 2009	4,000,000	137,000	-	-	137,000
Capital contribution from officer, non-cash, 2009	-	-	35,711	-	35,711
Derivative liability, 2009	-	-	(134,110)	-	(134,110)
Loan discount on debt, 2009	-	-	53,629	-	53,629
Net Loss	-	-	-	(1,135,283)	(1,135,283)

BALANCE, DECEMBER 31, 2009	55,799,517	7,224,783	91,629	(10,620,046)	(3,303,634)

Issuance for cash, 2010	2,244,891	188,000	-	-	188,000
Issuance for services, 2010	60,000	3,000	-	-	3,000
Derivative liability, 2010	-	-	(1,209,482)	-	(1,209,482)
Loan discount on debt, 2010	-	-	250,000	-	250,000
Settlement of liability, 2010	-	-	297,664	-	297,664
Stock-based compensation, 2010	-	-	304,350	-	304,350
Warrants issued for services, 2010	-	-	254,800	-	254,800
Net Loss	-	-	-	(2,289,340)	(2,289,340)

BALANCE, DECEMBER 31, 2010	58,104,408	7,415,783	(11,039)	(12,909,386)	(5,504,642)

Issuance for cash, 2011	1,140,000	57,000			57,000
Issuance for services, 2011	-	-	-	-	-
Shares issued in conjunction with debt, 2011	4,500,000	-	-	-	-
Derivative liability, 2011	-	-	(7,480)	-	(7,480)
Loan discount on debt, 2011	-	-	83,455	-	83,455
Cancelled and returned shares, 2011	(9,550,000)	-	-	-	-
Settlement of liability, 2011	-	-	-	-	-
Stock-based compensation, 2011	-	-	22,826	-	22,826
Warrants issued for services, 2011	-	-	-	-	-
Net Loss	-	-	-	(2,834,811)	(2,834,811)

BALANCE, DECEMBER 31, 2011	54,194,408	7,472,783	87,762	(15,744,197)	(8,183,652)

Issuance for cash, 2012	730,000	36,500	-	-	36,500
Derivative liability, 2012	-	-	(8,098)	-	(8,098)
Net Loss	-	-	-	(334,300)	(334,300)

BALANCE, MARCH 31, 2012	54,924,408	$7,509,283	$79,664	$(16,078,497)	$(8,489,550)

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

The Company will derive its revenues from six different revenue streams: commissions earned from merchants; interest earned on member’s savings accounts; credit card activation fees; 20  basis points on all credit card transactions; 10 basis  points on interest earned on revolving credit balances; and an annual fee.   After additional testing in July-August 2011, changes were made to the home page and the website launched on a national level in late September and October 2011.  There is generally a 90 day waiting period between when the customer makes purchases and the funds earned are transmitted to Cardiff.

After the October 2011 launch, the Company immediately obtained 1,200 members.  By the end of December 2011, the company had 7,500 members.  As enrolled members of the credit card increases, the usage of the membership will increase, and the associated revenues will follow.

Interim Financial Statements
The unaudited condensed consolidated financial statements of Cardiff, a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim condensed consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2011 was derived from the audited financial statements included in Form 10K filed March 30, 2012. These interim financial statements should be read in conjunction with that report.

Development Stage Activities
During October 2011, the Company launched and began activating members.  Currently we are in negotiations with four (4) union groups: US Postal Service, Iron Workers, Long Shore man and Greater Boston Hotel Group to offer the Mission Tuition program to their members.

Eight states are interested in offering the mission tuition program to their existing 529 members in addition, they will utilize the program to encourage residents of the state to start a educational program .  The Company is in the process of raising additional funds to launch a co-op program with each state. We anticipate working with the eight states by the end of 2012. Currently we are raising funds to launch our search engine media, including social media marketing and Search Engine Optimization.    We are anticipating launching all on-line media by July of this year.

The company entered into a radio network contract with Talk Radio Network (TRN) airing radio commercials in several national syndicated talk shows.

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

Advertising
Advertising costs are charged to expense when incurred.  During the three months ended March 31, 2012 and 2011, the amount charged to expense was $3,345 and $15,546, respectively.  From inception through March 31, 2012, advertising costs was $603,679.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments
FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At March 31, 2012 and 2011, the Company adjusted its derivative liability to its fair value and reflected the decrease in fair value of $9,679 and $1,162,882, respectively, as other income on the Condensed Consolidated Statement of Operations.

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

The following table summarizes fair value measurements by level at March 31, 2012 and December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$3,714,444	$3,714,444

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$3,679,746	$3,679,746

The carrying amounts reported on the balance sheet of cash, accounts payable and other accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of notes payable and amounts due to officer approximate fair value based on prevailing interest rates.

Derivative liability was valued under the Black-Scholes model using the following assumptions at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Risk free interest rate	0.10% - 2.25%	0.01% - 0.88%
Volatility	100%	100%
Term	0.01 - 4.62 Years	0.01 - 4.88 Years
Dividend yield	0.00%	0.00%

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a reconciliation of the value of the derivative liability:

Value at December 31, 2010	$1,886,224
Reclassification of financial instrument from equity to liabilities	966,855
Reclassification of financial instrument from liabilities to equity	(12,500)
Increase in value of derivative liability	839,167
Value at December 31, 2011	3,679,746
Reclassification of financial instrument from equity to liabilities	44,377
Reclassification of financial instrument from liabilities to equity	-
Decrease in value of derivative liability	(9,679)
Value at March 31, 2012	$3,714,444

Stock Based Compensation
The Company accounts for stock options in accordance with guidance issued by the FASB using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized on a straight-line basis over the options' vesting period.

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

During the three months ended March 31, 2012 and 2011, depreciation and amortization expense was $3,938 and $980, respectively and $254,121 from August 29, 2011 (date of inception) through March 31, 2012.

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

Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

2.	RELATED PARTY TRANSACTIONS

Separation and Release Agreement with Officer
On September 1, 2010, the Company entered into a Separation and Release Agreement with the Gary Teel, the Company’s former CFO. As part of the severance agreement, the Company will pay Mr. Teel $90,000 in 36 monthly installments of $2,500, commencing on September 1, 2010 and the amount due to him of $387,664, including the balance of unpaid accrued salaries at September 1, 2010, are no longer due. At March 31, 2012 and December 31, 2011, the Company had settlement payable to Gary Teel of $50,500 and $52,500, respectively.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Due to Officer
The Company borrows funds from Daniel Thompson a shareholders and officer of the Company. The terms of repayment stipulate the loan is due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has an employment agreement with Daniel Thompson (see Employment Agreements). The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at March 31, 2012 and December 31, 2011, was $534,255 and $485,939, respectively.

Employment Agreement
The employment agreement with Daniel Thompson provides for his compensation to be $25,000 each, per month.  Daniel Thompson waived his right to receive any unpaid balances through September 30, 2008. Effective October 1, 2008, Daniel Thompson cancelled his waiver and the Company has accrued his salaries in accordance with the terms of the employment agreements. At March 31, 2012 and December 31, 2011, $1,050,000 and $975,000, has been accrued in connection with Danny Thompson’s employment agreement, respectively.  These amounts are included as amounts Due to Officer on the balance sheet.

Accounts Payable- Related Party
At March 31, 2012 and December 31, 2011 the Company had amounts payable to a related party of $272,165 and $241,863, respectively, for professional services rendered.

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

During 2004, Legacy Card Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at March 31, 2012 and December 31, 2011, of which a portion is convertible into shares of the Company’s common stock.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement as of March 31, 2012 and continues to accrue interest on the outstanding principal balance.

Maricopa Equity Management Corporation
On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at March 31, 2012 and December 31, 2011. As of November 10, 2005 the Company defaulted on the loan.

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

The balance outstanding on the advance from ICE at March 31, 2012 and December 31, 2011 was $50,000.

Convertible Notes Payable – Related Party
On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matures in April 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2009. As of April 2009, the Company is in default on this Convertible Debenture and the warrants have not been exercised.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity.

On April 29, 2009, the Company entered into an unsecured Convertible Debenture agreement with a shareholder in the amount of $35,000. The Debenture is convertible into common shares of the Company at $0.08 per share at the option of the holder no earlier than August 21, 2009. The Debenture bears interest at 12% per year, matures on April 29, 2011, and is unsecured. All principal and unpaid accrued interest is due at maturity. As of April 29, 2011, the Company is in default on this Convertible Debenture.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Notes Payable – Related Party
On March 12, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on September 12, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.01 per share and expire March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company is due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. The amended note matures on March 24, 2014. As of March 31, 2012, the warrants have not been exercised.

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on October 27, 2009.  In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.01 per share and expire on April 27, 2014. As a result of the warrants issued, the Company recorded a $19,990 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. As of October 27, 2009 the Company is in default on this Preferred Debenture and the warrants have not been exercised.

On May 27, 2009, the Company entered into an unsecured Promissory Note with a shareholder for $15,000. The Note bears interest at 10% per year and matured on August 26, 2009. In conjunction with the Note, the Company issued 1,500,000 shares of its common stock to the lender. In April 2011, the Company repaid the principal and interest balance due under this Note.

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and officer of the Company for $250,000. The Debenture bears interest at 7% per year, matures on October 8, 2014, and is unsecured.  Monthly interest-only payments are due from November 1, 2009 through October 1, 2014. The principal and accrued and unpaid interest balances are due upon maturity. However, as of March 31, 2012 and December 31, 2011, the Company repaid $47,500 and $39,410 of principal, respectively. The balance of this preferred debenture at March 31, 2012 and 2011 was $163,090 and $200,590, respectively. In conjunction with the Debenture, the Company issued 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of March 31, 2012 the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender.

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

During July 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on May 16, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. As of March 30, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at March 31, 2012.

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

On November 17, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. As of March 30, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at March 31, 2012.

Note Payable – Unrelated Party
On June 3, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matured on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share, which expire on June 2, 2014. As a result of the warrants issued, the Company recorded a $13,639 debt discount during 2009. As of September 2, 2009 the Company is in default on this Preferred Debenture and the warrants have not been exercised.

On February 8, 2011, the Company entered into an unsecured  Promissory Note agreement with an unrelated party for $200,000. The Note bears interest at 8% per year and matures on February 8, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 10,000,000 shares of its common stock to the lender. As a result of the shares issued with the Note, the Company recorded a $200,000 debt discount during 2011. As of March 31, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore these shares are not in equity and  have been included in the calculation of the derivative liability.

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

On August 22, 2011, the Company entered into two separate Promissory Note agreements with unrelated parties for $5,000 each, for a total of $10,000. Both notes bear interest at 8% per year and mature on September 22, 2011. Interest is payable annually on the anniversary of the Notes, and the principal and any unpaid interest will be due upon maturity. In October 2011 the Company repaid the principal and interest balance due under these Promissory Notes. In conjunction with these Notes, the Company issued options to each of the note Holders for 100,000 shares of its common stock. As a result of the warrants issued, the Company recorded debt discounts on these Notes amounting to $8,454 during 2011. As of March 31, 2012 the warrants have not been exercised.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On September 30, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on October 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. As of March 31, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability.

On November 1, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $75,000. The Note bears interest at 8% per year and matures on November 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,750,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $75,000 debt discount during 2011. As of March 31, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability.

Convertible Notes Payable – Unrelated Party
On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matures on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. In conjunction with this loan, the Company issued warrants to purchase 5,000,000 shares of its common stock, exercisable at $0.08 per share, which expires on June 3, 2015. As a result of issued warrants, the Company recorded a $250,000 debt discount during 2009. As of June 3, 2011, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

On March 15, 2012, the Company entered into a Convertible Promissory Note agreement with an unrelated party for $50,000. The Note bears interest at 8% per year and matures on December 19, 2012. The principal and interest balances are due upon maturity. Any amount of principal or interest on the Note that is not paid at maturity will bear an annual interest rate of 22% thereafter. The Note is convertible, at the option of the holder, into common shares of the Company at 58% of the average market price at the date of conversion. The conversion price is subject to certain adjustments.

Future minimum payments due under these notes payable are as follows for the periods ended March 31:

	Related Party	Unrelated Party	Total
2013	$214,990	$1,018,000	$1,232,990
2014	20,000	-	20,000
2015	161,090	-	161,090
2016	25,000	200,000	225,000
2017	150,000	125,000	275,000
Thereafter	-	-	-
	571,080	1,343,000	1,914,080
Less loan discount	215,901	294,088	509,989
Net loan balance	$355,179	$1,048,912	$1,404,091

4.         COMMITMENTS AND CONTINGENCIES

Operating Leases
Rent expense for the three months ended March 31, 2012 and 2011 was $0 and $0, respectively. From inception through March 31, 2012, rent expense was $514,936.

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Payroll Taxes
The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of March 31, 2012, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.

Cash Deposits
The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of March 31, 2012.

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

Accrued unpaid salaries for this employee at March 31, 2012 and December 31, 2011 were $460,000 and $415,000, respectively.

The Company also has employment agreement with their CEO (see note 2).

Settlement Agreement
On September 1, 2010, the Company entered into a separate and releases agreement with Gary Teel (see note 2).  As part of this agreement, the Company is to pay Mr. Teel monthly severance payments and pay Mr. Teel’s medical insurance premiums for 36 months.  Beginning June 2011, the Company was in default on the medical insurance premiums for Mr. Teel.  In accordance with the agreement, in the event of default by the Company, the Company is liable for all of Mr. Teel’s damages, liabilities, and other costs incurred by the Company’s breach.  As of March 31, 2012, the Company is unable to determine under FASB ASC 450, Contingencies, the amount of potential liabilities as a result of this breach.

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

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.         INCOME TAXES

At March 31, 2012 the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. At December 31, 2011 the Company had approximately $10,228,000 of state NOL carryforwards that expire through 2031.  At December 31, 2011, the company had approximately $10,212,000 in Federal NOL carry forwards that expire through 2031.

As of March 31, 2012 and December 31, 2011, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

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

7.         STOCK OPTIONS AND WARRANTS

Stock Options
The Company has granted no stock options to consultants or employees between 2005 through 2008. During 2011 and 2010, the Company granted and 2,500,000 and 3,000,000, stock options to employees, respectively. During 2011, 2,500,000 stock options to an employee were cancelled. Stock based compensation expense related to employees for the three months ended March 31, 2012 and 2011 amounted to $0 and $0, respectively, and $449,916 from August 1, 2001 (date of inception) through March 31, 2012.

The following is a schedule summarizing stock option activity for the year ended December 31, 2011 and three months ended March 31, 2012:

	Number of	Exercise
	Options	Price
Outstanding at January 1, 2011	5,925,000	$0.18
Granted	2,500,000	0.08
Exercised	-	-
Expired	(425,000)	1.37
Forfeited	(2,500,000)	0.08
Outstanding at December 31, 2011	5,500,000	0.09
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2012	5,500,000	$0.09
Exercisable at March 31, 2012	4,000,000	$0.09

CARDIFF INTERNATIONAL, INC. dba LEGACY CARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The estimated weighted-average fair value of options granted during 2011 was $0.03 per share and was calculated using Black-Scholes pricing model based on the following assumptions:

December 31, 2011
Risk free interest rate	1.60%
Volatility	100%
Term	5 years
Dividend yield	0%

As of March 31, 2012, the total unrecognized fair value compensation cost related to non-vested stock options was $45,287 which is expected to be recognized over 2.52 years.

Information about stock options outstanding at March 31, 2012 is summarized below:

Exercise Price	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Shares Outstanding	Shares Exercisable	Weighted-Average Exercise Price of Shares Exercisable
$0.10	2,500,000	2.50 years	$0.10	1,000,000	$0.10
$0.08	3,000,000	2.84 years	$0.08	3,000,000	$0.08
	5,500,000			4,000,000

Warrants
The Company also issued warrants to purchase shares of common stock. As of March 31, 2012, the Company has approximately 31,281,612 warrants outstanding with exercise prices ranging from $0.01 per share to $1.10 per share. These warrants expire through November 2016.

The following table summarizes information about warrants outstanding at March 31, 2012:

Exercise Prices	Number of Warrants	Weighted-Average Remaining Life
$0.01 - $0.15	26,391,613	2.02 years
$0.20 - $0.50	4,763,334	2.03 years
$1.10	126,665	0.26 years
	31,281,612

8.         SUBSEQUENT EVENTS

Notes Payable
On April 2, 2012, the Company entered into a Promissory Note agreement with a related party for $25,000. The Note bears interest at 6% per year and matures on September 29, 2012. The principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender.

On May 4, 2012, the Company entered into a Promissory Note agreement with a related party for $25,000. The Note bears interest at 6% per year and matures on September 28, 2012. The principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender.

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

Operating History. We commenced active operations during the fourth quarter of 2011. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated March 28, 2012, for the years ended December 31, 2011 and 2010 and from August 29, 2001 (date of inception) through December 31, 2011 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

Cardiff’s first national program that launched during the fourth quarter 2011 is “Mission Tuition” a rewards program that helps solve a real need for families – saving for education.  The Mission Tuition program is easy to understand and use, and is emotionally positioned to appeal to all consumers.  The Mission Tuition Rewards program will become the rewards program of preference for every day spending for families with young children.

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

The auditors’ report for the years ended December 31, 2011 and 2010 include a going concern qualification.

Liquidity and Capital Resources

At MARCH 31, 2012

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2012, we had $0 of cash and cash equivalents and total assets amounted to $33,304. At December 31, 2011 we had $8,874 cash and cash equivalents, and total assets amounted to $46,116, which include fixed assets and other assets.

Net cash used in operating activities was $87,292 and $93,164 for the three months ended March 31, 2012 and 2011, respectively. The increase in the amount of net cash used in operating activities during the period ended March 31, 2012 compared to the same period last year was attributable to the gain resulting from the change in value of derivative liability of $9,679 for the three months ended March 31, 2012, compared to a gain resulting from the change in value of derivative liability of $1,162,882 for the same period last year. In addition to the impact of the change in value of derivative liability, the current period net loss was primarily offset by the following additional non-cash transactions: an increase in accrued officers’ salaries of $120,000, interest payable of $50,211, accounts payable and accrued expenses $43,505, and amortization of loan discounts of $41,333.

Net cash provided by financing activities was $78,418 and $161,816 for the three months ended March 31, 2012 and 2011, respectively. The cash flows from financing activities during the three months ended March 31, 2012 was attributable to proceeds from book overdraft of $20,602, a note payable from an unrelated party of $50,000 and sale of common stock of $36,500, which were offset by repayments of shareholder advances of $26,684.

Net cash used in investing activities was $0 and $7,500, for the three months ended March 31, 2012 and 2011, respectively. This was a result of the Company acquiring property and equipment during 2011.

We have incurred operating losses since inception and at March 31, 2012, we had an accumulated deficit of $16,078,497.

Current liabilities at March 31, 2012 consisted primarily of accounts payable and accrued expenses of $845,363, accounts payable to related party of $272,165, accrued officer’s salaries of $460,000, payroll tax payable of $345,423, settlement payable of $38,000, derivative liability of $3,714,444, amounts due to officer of $534,255, convertible and non-convertible promissory notes, net of discount, in the amount of $1,404,091, and accrued interest in the amount of $876,010. Current liabilities at December 31, 2011 consisted primarily of accounts payable and accrued expenses of $841,760, accounts payable to related party of $241,863, accrued officer’s salaries of $415,000, payroll tax payable of $335,823, settlement payable of $32,500, derivative liability of $3,679,746, amounts due to officers of $485,939, convertible and non-convertible notes, net of discount, in the amount of $1,351,338, and accrued interest in the amount of $825,799.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. We are currently attempting to obtain additional working capital in a term loan transaction. Additionally, our credit card launched in the fourth quarter of 2011 and we anticipate generating revenues shortly thereafter. In addition, we also anticipate that we will continue to operate at a loss for the foreseeable future.

Results of Operations

For the Quarters Ended March 31, 2012 and 2011

We had operating revenues in the amount of $535 and $0 for the three months ended March 31, 2012 and 2011, respectively.

We had operating expenses of $253,270 and $275,608, for the three months ended March 31, 2012 and  2011, respectively, representing a decrease of $22,338.

We had a net loss of $334,300, for the three months ended March 31, 2012 compared to a net income of $446,729 for the three months March 31, 2011, representing an decrease of $801,029.  The decrease was primarily due to a gain from the change in value of the derivative liability during the three months ended March 31, 2011.

Inflation

We do not believe that inflation will negatively impact our business plans.

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business” of Form 10-K for the year ended December 31, 2011.

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

Derivative Liability

We have issued warrants of our common stock. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including the requirement to deliver registered shares upon exercise, which is considered outside of our control. The warrant liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

The change in fair value of the derivative liability amounted to a gain of $9,679 and $1,162,882 for the three months ended March, 31, 2012 and 2011, respectively.  The gain resulted mainly from a decrease in the Company’s stock price. We will continue to re-measure the derivative liability at fair value each quarter-end until they are completely settled or expire.

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

Off Balance Sheet Arrangements

As of March 31, 2012, we had no off balance sheet arrangements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

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

(b)           Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Dated: May 15, 2012	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer