Form 10-Q
period 2012-06-30
CARDIFF INTERNATIONAL INC
filed 2012-08-31
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)4

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes☐         No☒

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

Yes☐            No☒

Common Stock outstanding at June 30, 2012, 56,049,408 shares of no par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CARDIFF INTERNATIONAL, INC.

For the Quarter June 30, 2012

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

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$8,304	$8,874
Advances to employees	1,659	1,659
Total current assets	9,963	10,533

Property and equipment
Computer equipment	4,124	4,124
Website	43,000	43,000
Accumulated depreciation	(20,602)	(12,748)
Property and equipment, net	26,522	34,376

Other assets
Patents and trademarks, net of accumulated amortization of $22 and $43, respectively	585	607
Deposits	600	600

Total Assets	$37,670	$46,116
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$751,979	$841,760
Accounts payable, related party	273,565	241,863
Interest payable	919,897	825,799
Accrued payroll taxes	355,023	335,823
Current portion of settlement payable, shareholder	30,500	32,500
Derivative liability	1,691,125	3,679,746
Due to officers	1,102,640	900,939
Advance from International Card Establishment, Inc.	50,000	50,000
Note Payable - Legacy Investors	518,000	518,000
Note Payable - Maricopa Equity Management Corporation	100,000	100,000
Note Payable, unrelated party	50,000	50,000
Notes Payable, convertible, unrelated party	346,000	250,000
Convertible notes payable, related-party	200,000	200,000
Current portion of notes payable, related-party	24,990	24,990
Total current liabilities	6,413,719	8,051,420

Long-Term Liabilities
Settlement payable, shareholders	20,000	20,000
Notes payable, unrelated-party, net of discount of $251,258 and $283,758, respectively	73,742	41,242
Notes payable, related-party, net of discount $200,819 and $230,985, respectively	147,272	117,106
Total liabilities	6,654,733	8,229,768

STOCKHOLDERS' DEFICIENCY
Common stock; 60,000,000 shares authorized with no par value; 56,049,408 and 54,194,408 issued and outstanding at June 30, 2012 and December 31, 2011 respectively	7,531,783	7,472,783
Additional paid-in capital	87,762	87,762
Deficit accumulated during development stage	(14,236,608)	(15,744,197)
Total stockholders' equity	(6,617,063)	(8,183,652)
Total liabilities and stockholders' deficiency	$37,670	$46,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

  CARDIFF INTERNATIONAL, INC.

  dba LEGACY CARD COMPANY

  (An Development Stage Company)

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

     (unaudited)

					From inception (August 29, 2001)
	Three months ended		Six months ended		through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
REVENUE	$304	$84	$839	$84	$1,869

OPERATING EXPENSES
Advertising	1,436	(6,953)	4,781	8,593	605,115
General and Administrative	22,536	131,836	22,536	263,689	3,469,801
Consulting Fees	4,665	3,360	5,150	11,839	2,979,332
Rent	—	—	—	—	514,936
Guaranteed payments	—	—	—	—	512,958
Officers' salaries	139,488	140,000	259,488	260,000	2,184,488
Salaries and wages	—	—	—	1,192,927
Stock based compensation	—	—	—	—	449,916
Legal and Professional	29,152	—	33,152	—	985,225
Total Operating Expenses	197,277	268,243	325,107	544,121	12,894,698

LOSS FROM OPERATIONS	(196,973)	(268,159)	(324,268)	(544,037)	(12,892,829)

OTHER (INCOME) EXPENSE
Interest Income	—	—	(6,775)
Sublease rental income	—	—	(55,979)
Other miscellaneous income (expense)	—	—	(106,512)
Change in value of derivative liability	(2,104,382)	317,449	(1,988,621)	(845,433)	(829,397)
Interest expense	65,520	151,185	156,764	571,730	2,342,442
TOTAL OTHER (INCOME) EXPENSE	(2,038,862)	468,634	(1,831,857)	(273,703)	1,343,779

NET INCOME (LOSS) FOR THE PERIOD	$1,841,889	$(736,793)	$1,507,589	$(270,334)	$(14,236,608)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$0.03	$(0.01)	$0.03	$(0.00)
-DILUTED	$0.02	$(0.01)	$0.02	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC	55,190,892	52,227,155	54,826,551	55,342,916
-DILUTED	76,856,725	52,227,155	76,492,384	55,342,916

  The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			From inception (August 29, 2001)
	Six months ended		through
	June 30, 2012	June 30, 2011	June 30, 2012
OPERATING ACTIVITIES
Net income (loss)	$1,507,589	$(270,334)	$(14,236,608)
Adjustments to reconcile net loss from operations:
Depreciation and amortization	7,876	3,522	258,059
Loss on disposal of property and equipment	–	–	1,404
Amortization of loan discount	62,666	472,017	1,170,182
Stock-based compensation	–	–	449,916
Change in value of derivative liability	(1,988,621)	(845,433)	(829,397)
Issuance of common stock for loan costs	–	–	110,000
Issuance of warrants for services	–	–	254,800
Issuance of warrants as loan costs	–	–	85,734
Issuance of common stock for services	–	–	1,441,222
Gain on settlement of accounts payable	–	–	(23,435)
(Increase) decrease in:
Advances to employees	–	–	(1,659)
Deposits	–	–	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	(21,781)	166,511	1,519,439
Accounts payable and accrued expenses, related party	31,702	31,702
Accrued officers' salaries	231,500	260,000	2,096,500
Payroll taxes accrued	19,200	–	19,200
Interest payable	94,098	86,344	1,123,256
Settlement payable, shareholder	–	(15,000)	(37,500)
Net cash used in operating activities	(55,771)	(142,373)	(6,567,785)

INVESTING ACTIVITIES
Acquisition of property and equipment	–	(22,500)	(241,571)
Net cash used in investing activities	–	(22,500)	(241,571)

FINANCING ACTIVITIES
Book overdraft	–	1,350	–
Proceeds from shareholder advances	–	(64,299)	1,463,477
Repayments of shareholder advances	–	–	(2,255,051)
Repayments on settlement payable	(2,000)	–	(2,000)
Payments on due to officer	(29,799)	–	(29,799)
Proceeds from note payable-Legacy Investors	–	–	451,428
Proceeds from note payable-Maricopa Equity Management	–	–	100,000
Proceeds from convertible notes payable, related-party	–	–	1,283,699
Proceeds from convertible notes payable, unrelated-party	28,000	–	28,000
Proceeds from notes payable, unrealated-party	–	225,000	435,000
Repayment of notes payable, unrelated-party	–	–	(10,000)
Proceeds from note payable, convertible, unrelated-party	–	–	250,000
Proceeds from notes payable, related-party	–	25,000	494,990
Repayment of notes payable, related-party	–	(40,000)	(106,910)
Proceeds from sale of common stock	59,000	16,000	4,679,115
Write-off of payable	–	–	35,711
Net cash provided by financing activities	55,201	163,051	6,817,660

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(570)	(1,822)	8,304

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD	8,874	1,822	–

CASH AND CASH EQUIVALENTS
-END OF PERIOD	$8,304	$–	$8,304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–	$–
Cash paid for taxes	$–	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes payable used to pay off Accounts payable directly	$68,000	$–	$68,000

  The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

				Accumulated
			Additional	Deficit
	Common Stock		Paid-in	During
	Shares	Amount	Capital	Exploration	Total

Balance December 31, 2011	54,194,408	$7,472,783	$87,762	$(15,744,197)	$(8,183,652)
Common stock issued for cash, $0.05 per share	730,000	36,500	—	—	36,500
Common stock issued for cash, $0.02 per share	1,125,000	22,500	—	—	22,500
Net income	—	—	—	1,507,589	1,507,589
Balance June 30, 2012	56,049,408	$7,531,783	$87,762	$(14,236,608)	$(6,617,063)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

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

The Company will derive its revenues from five different revenue streams: commissions earned from merchants; interest earned on member’s savings accounts; credit card activation fees; 20 basis points (0.20%) on all credit card transactions; 10 basis points on interest earned on revolving credit balances; and an annual fee.   The site launched on a national level in late October/November 2011. There is generally a 90 day waiting period between when the customer makes the purchase and the funds are transmitted to Cardiff.

After the launch, the company immediately obtained hundreds of members. By the end of July, 2012 the company had 8,500 members. As the membership increases, the usage of the membership will increase, and the associated revenues will follow.

Interim Financial Statements

The unaudited condensed consolidated financial statements of Cardiff, a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim condensed consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2012 was derived from the audited financial statements included in Form 10K filed March 30, 2012. These interim financial statements should be read in conjunction with that report.

Development Stage Activities

In October 2011, the Company launched and successfully activated a notable number of new members. Currently we are in negotiations with four (4) union groups: US Postal Service, Iron Workers, Long Shoreman and Greater Boston Hotel Group.

Eight states are interested in offering mission tuition to their residents, however, the Company is in the process of raising additional funds to launch a co-op program with each state. We anticipate starting to work with two of the eight states by the end of 2012. Currently we are raising funds to launch our search engine marketing , including social media, blogging and Search Engine Optimization. We are anticipating launching all on-line media by September of this year.

The company entered into a radio network contract with Talk Radio Network (TRN) airing radio commercials in several national syndicated talk shows.

The company entered into a contract with LVEF (Los Virgenes Educational Foundation) giving them the rights to offer Mission Tuition to all private and public schools in the state of California for a one year beta test.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The Company is in the development stage and as such has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. Specifically, the Company has cumulated net losses from inception (August 29, 2001) of $14,236,608 and has used cash of $6,567,785 in operating the Company during this same period. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management has prospective investors and believes the raising of capital will allow the Company to pursue the development of its credit card business. Should the Company not be able to raise sufficient funds, they may cease their operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three (3) months or less to be cash equivalents.

Advertising

Advertising costs are charged to expense when incurred.  During the six months ended June 30, 2012 and 2011, the amount charged to expense was $4,781 and $8,593, respectively.  From inception (August 29, 2001) through June 30, 2012, advertising costs was $605,115.

Revenue Recognition

The Company recognizes revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments

FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. As of June 30, 2012, the Company did not have enough authorized shares to issue common shares resulting in the potential exercise or conversion of its issued and outstanding options/warrants and convertible notes, respectively. Accordingly, these instruments have been reflected as derivative liabilities as of June 30, 2012. Subsequent to the Balance Sheet date, the Company was successful in increasing the number of authorized shares in the corporate treasury effectively eliminating the majority of the derivative liability (see Note 6). In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. At June 30, 2012 and 2011, the Company adjusted its derivative liability to its fair value and reflected the increase (decrease) in fair value for the six months ended June 30, 2012 and 2011, of ($2,104,382) and ($1,988,621), respectively, as other income on the Condensed Consolidated Statement of Operations.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$—	$—	$1,691,125	$1,691,125

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

During the six months ended June 30, 2012 and 2011, depreciation and amortization expense was $7,876 and $3,522 respectively.

Earnings (Loss) per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, warrants, and debts convertible into common shares. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2012. During a period of net loss, all potentially dilutive securities are antidilutive. Accordingly, for the three and six months ended June 30, 2011, potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future:

	Three Months 2012	Six Months 2012

Numerator:
Net income	$1,841,888	$1,507,588
Denominator:
Weighted-average shares outstanding	55,190,892	54,826,551
Effect of dilutive securities	21, 665,833	22, 665,833
Weighted-average diluted shares	76, 856,725	76, 492,384
Basic earnings per common share	$0.03	$0.03
Diluted earnings per common share	$0.02	$0.02

Potentially dilutive securities issued as Stock Options representing 2,500,000 shares of common stock and Warrants representing 12,899,112 for the three and six months ended June 30, 2012, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff International, Inc. and its wholly owned subsidiary, Legacy Card Company. All significant intercompany accounts and transactions are eliminated in consolidation.

Recently Issued Accounting Pronouncements

The Company has evaluated all of the recent accounting pronouncements through the filing date of these financial statements and feels that none of them will have a material effect on the Company’s interim financial statements.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

2.         RELATED PARTY TRANSACTIONS

Due to Officers

The Company borrows funds from Daniel Thompson who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has an employment agreement with Daniel Thompson whereby the Company provides for compensation of $25,000 per month. A total salary of $150,000 was accrued and reflected as an expense to Daniel Thompson during the six months ended June 30, 2012.  The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at June 30, 2012 and December 31, 2011, was $606,140 and $485,939, respectively.

The Company has an employment agreement with the Company President whereby the Company provides for compensation of $15,000 per month. A total salary of $90,000 was accrued and reflected as an expense during the six months ended June 30, 2012.  The total balance due to the President for accrued salaries at June 30, 2012 and December 31, 2011, was $441,500 and $360,000, respectively.

The total balance due others for accrued salaries at June 30, 2012 and December 31, 2011, was $55,000 and $55,000, respectively.

Accounts Payable- Related Party

At June 30, 2012 and December 31, 2011 the Company had amounts payable to a related party of $273,565 and $241,863, respectively, for professional services rendered

Notes Payable – Related Party

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

During 2004, Legacy Card Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at June 30, 20212 and December 31, 2011, of which a portion is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement and continues to accrue interest on the outstanding principal balance.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Maricopa Equity Management Corporation

On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at June 30, 2012 and December 31, 2011. The Company is in default on this loan agreement.

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

The balance outstanding on the advance from ICE at June 30, 2012 and December 31, 2011 was $50,000.

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

On February 8, 2011, the Company entered into an unsecured Promissory Note agreement with an unrelated party for $200,000. The Note bears interest at 8% per year and matures on February 8, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 10,000,000 shares of its common stock to the lender. As a result of the shares issued with the Note, the Company recorded a $200,000 debt discount during 2011. As of June 30, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore these shares are not in equity and have been included in the calculation of the derivative liability at June 30, 2012. The balance of the note, net of discount was $55,600 and $35,600 at June 30, 2012 and December 31, 2011, respectively.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

On May 10, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on May 10, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. As of November 10, 2011, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore these shares are not in equity and have been included in the calculation of the derivative liability at June 30, 2012. The balance of the note, net of discount was $5,700 and $3,700 at June 30, 2012 and December 31, 2011, respectively.

On September 30, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on October 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. As June 30, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability. The balance of the note, net of discount was $3,750 and $1,250 at June 30, 2012 and December 31, 2011, respectively.

On November 1, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $75,000. The Note bears interest at 8% per year and matures on November 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,750,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $75,000 debt discount during 2011. As of June 30, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability. The Balance of the note, net of discount was $8,692 and $1,192 at June 30, 2012 and December 31, 2011, respectively.

Convertible Notes Payable – Unrelated Party

On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matures on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. In conjunction with this loan, the Company issued warrants to purchase 5,000,000 shares of its common stock, exercisable at $0.08 per share, which expires on June 3, 2015. As a result of issued warrants, the Company recorded a $250,000 debt discount during 2009. As of June 30, 2012, the Company is in default on this Preferred Debenture and the warrants have not been exercised.

On March 15, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $50,000. The Note bears interest at 8% per year and matures on December 19, 2012. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 42% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The shares included in this Note have been included in the derivative liability.

On May 4, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $21,000. The Note bears interest at 8% per year and matures on February 4, 2012. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 42% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The shares included in this Note have been included in the derivative liability.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

On March 29, 2012, the Company entered into a Loan Agreement with an unrelated party for $25,000. The Note bears interest at 6% per year and matures on September 29, 2012. In conjunction with the Loan, the Company agreed to issue 1,250,000 shares of common stock.  The shares included in this Note have been included in the derivative liability.

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

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity. As of June 30, 2012, the Company is in default on this Debenture Agreement.

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

Note Payable – Related Party

On March 12, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matures on September 12, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company is due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. As of June 30, 2012, the warrants have not been exercised. As of June 30, 2012, the Company is in default on this Debenture Agreement.

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $19,990. The note bears interest at 12% per year and matured on October 27, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock exercisable at $0.10 per share and expire on April 27, 2014. As a result of the warrants issued, the Company recorded a discount of $19,990 during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. The Company is in default on this Preferred Debenture and as of November 10, 2011, the warrants have not been exercised.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and employee of the Company for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014, and is unsecured. Monthly interest-only payments are due from November 1, 2009 through October 1, 2014. The principal and interest balances are due upon maturity, however, prepayments are allowed. As of June 30, 2012 and December 31, 2011, the balance of this note net of discount was $106,840 and $94,340, respectively. In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of June 30, 2012, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender.

On March 10, 2011, the Company entered into a Promissory Note agreement with a shareholder for $25,000. The Note bears interest at 8% per year and matures on March 10, 2015. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the issuance of these shares, the Company recorded a debt discount of $25,000 during 2011. The balance of the note, net of discount was $6,550 and $4,050 at June 30, 2012 and December 31, 2011, respectively.

During July 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on May 16, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,500,000 shares of its common stock to the lender. As a result of the of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. As of June 30, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at June 30, 2012. The balance of the note, net of discount was $9,956 and $4,790 at June 30, 2012 and December 31, 2011, respectively.

On September 7, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The balance of the note, net of discount was $8,130 and $3,130 at June 30, 2012 and December 31, 2011, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. As of March 30, 2012, the Company has not distributed these shares to the lender due to the fact that the Company does not have enough authorized shares to fulfill this issuance, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at June 30, 2012. The balance of the note, net of discount was $5,795 and $795 at June 30, 2012 and December 31, 2011, respectively.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

4.         COMMITMENTS AND CONTINGENCIES

Operating Leases

Rent expense for the three and six months ended June 30, 2012 and 2011 was $0 and $0, respectively. From inception (August 29, 2001) through June 30, 2012, rent expense was $514,936.

Payroll Taxes

The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of June 30, 2012, to the Company estimates the amount of taxes, interest, and  penalties that the Company would incur as a result of these unpaid taxes to be $355,023.

Cash Deposits

The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of June 30, 2012.

5.         CAPITAL STOCK

The Company has granted 24,350,000 shares of its common stock to certain note holders as additional consideration for the issuance of the notes.  The value of the shares has been reflected by the Company as a valuation discount upon issuance of the note, however due to a lack of authorized shares, the Company has yet to issue the shares as of June 30, 2012.

Stock Options

Stock based compensation expense related to an employee for the six months ended June 30, 2012 and 2011. The Company has issued options to purchase shares of common stock. As of June 30, 2012, the Company has 5,500,000 options outstanding with exercise prices ranging from $0.08 to $0.10 per share.

There was no activity in relation to the Companies Stock Options for the three and six months ended June 30, 2012

Warrants

The Company also issued warrants to purchase shares of common stock. As of June 30, 2012, the Company has 31,564,945 warrants outstanding with exercise prices ranging from $0.01 per share to $1.75 per share. These warrants expire through October 2015

During the six months ended June 30, 2012, the Company issued an additional 702,500 warrants in connection with the common stock cash subscriptions.

6.         SUBSEQUENT EVENTS

On March 28, 2012, a motion to amend the Corporation’s Articles of Incorporation with the State of Colorado to increase the authorized shares of common stock from 60,000,000 to 250,000,000 was brought before the Board and adopted. The board passed the resolution on June 4, 2012 and called a special meeting to be held on July 18, 2012, the agenda of which was to invite all shareholders of record to vote on the proposed amendment. On July 18, 2012 the amendment was passed.

Due to this amendment, the majority of the Derivative liability as described in Note 1 will be removed during the third quarter of 2012.

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated March 30, 2012, for the years ended December 31, 2011 and 2010 and from August 29, 2001 (date of inception) through December 31, 2011 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

Cardiff’s first national program launched during the fourth quarter 2011 is “Mission Tuition” a rewards program that helps solve a real need for families – saving for education. The Mission Tuition program is easy to understand and use, and is emotionally positioned to appeal to all consumers. The Mission Tuition Rewards program will become the rewards program of preference for every day spending for families with young children.

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

The Mission Tuition program launched during the fourth quarter 2011.

The auditors’ report for the years ended December 31, 2011 and 2010 include a going concern qualification.

Liquidity and Capital Resources

AT JUNE 30, 2012

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2012, we had $8,304 in cash and cash equivalents and total assets amounted to $37,670. At December 31, 2011 we had $8,874 of cash and cash equivalents, and total assets amounted to $46,116, which include fixed assets and other assets.

Net cash used in operating activities was $55,771 and $142,373 for the six months June 30, 2012 and 2011, respectively. The decrease in the amount of net cash used in operating activities during the period ended June 30, 2012 compared to the same period last year was attributable to the gain resulting from the change in value of derivative liability of $845,433 during the six months ended June 30, 2011 compared to a gain resulting from the change in value of derivative liability of $1,988,621 for the six months ended June 30, 2012. In addition to the impact of the change in value of derivative liability, the current period income of $1,507,589 was primarily offset by the following non-cash transactions: an increase in accounts payable and accrued expenses of $21,781, accrued officers’ salaries of $231,500, and interest payable of $94,098.

Net cash provided by financing activities was $55,201 and $163,051 for the six months ended June 30, 2012 and 2011, respectively. The cash flows from financing activities during the six months ended June 30, 2012 was attributable to proceeds from the sale of common stock of $59,000, and proceeds from notes payable from related parties and unrelated parties of $28,000, which was offset by repayments on related-party notes payable of $31,799.

Net cash used in investing activities was $-0- and $22,500, for the six months ended June 30, 2012 and 2011, respectively. This was a result of the Company acquiring property and equipment during these periods.

We have incurred operating losses since inception and at June 30, 2012, we had an accumulated deficit of $14,236,608.

Current liabilities at June 30, 2012 consisted primarily of accounts payable and accrued expenses of $751,979, accounts payable to related party of $273,565, payroll tax payable of $355,023, derivative liability of $2,665,125, amounts due to officer of $1,102,640, convertible and non-convertible promissory notes, net of discount, in the amount of $1,288,990, and accrued interest in the amount of $ 919,897. Current liabilities at December 31, 2011 consisted primarily of accounts payable and accrued expenses of $841,760, accounts payable to related party of $241,863, payroll tax payable of $335,823, settlement payable of $32,500, derivative liability of $3,679,746, amounts due to officers of $900,939, convertible and non-convertible notes, net of discount, in the amount of $1,192,990, and accrued interest in the amount of $825,799.

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

Results of Operations

For the Periods Ended June 30, 2012 and 2011

We had operating revenues in the amount of $304 and $84 for the three months ended June 30, 2012 and 2011, respectively. Accordingly, we had operating income of $839 and $84 during the six month period ending June 30, 2012 and 2011, respectively.

We had operating expenses of $197,277, and $268,243, for the three months ended and $325,107 and $544,121 for the six months ended June 30, 2012 and 2011, respectively, representing a decrease of $70,966 and $219,014 for the three and six months, respectively.

We had a net income of $1,841,889 and $1,507,589, for the three months and six months ended June 30, 2012 compared to a net loss of $736,793 and $270,334 for the same six and three months ended June 30, 2011, representing an increase of $2,578,682 and an increase of $1,777,923 for the three and six month comparatives, respectively. The decrease and increase were both primarily due to a gain from the change in value of the derivative liability during the three months ended June 30, 2011.

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

Off Balance Sheet Arrangements

As of June 30, 2012, we had no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the six months ended June 30, 2012.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document*

101.SCH XBRL Schema Document*

101.CAL XBRL Calculation Linkbase Document*

101.DEF XBRL Definition Linkbase Document*

101.LAB XBRL Label Linkbase Document*

101.PRE XBRL Presentation Linkbase Document*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 31, 2012	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer

