Form 10-Q
period 2012-09-30
CARDIFF INTERNATIONAL INC
filed 2012-11-19
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)4

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission File Number 000-49709

CARDIFF INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1044583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2747 Paradise Road, Unit 1103 Las Vegas, NV 89109

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

Yes ☐    No ☒

Common Stock outstanding at September 30, 2012, 63,608,297 shares of no par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CARDIFF INTERNATIONAL, INC.

For the Quarter September 30, 2012

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

		Page of Form 10-Q

Item 1.	Consolidated Financial Statements:

	Condensed Balance Sheets	1
	Condensed Statements of Operations	2
	Condensed Statements of Cash Flows	3
	Condensed Statements of Shareholders’ Equity (Deficiency)	4
	Notes to Condensed Consolidated Financial Statements	5 – 16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	21

PART II - OTHER INFORMATION

		Page

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash	$9,577	$8,874
Advances to employees	1,659	1,659
Total current assets	11,236	10,533

Property and equipment
Computer equipment	4,124	4,124
Website	43,000	43,000
Accumulated depreciation	(24,529)	(12,748)
Property and equipment, net	22,595	34,376

Other assets
Patents and trademarks, net of accumulated amortization of $76 and $43, respectively	574	607
Deposits	600	600

Total Assets	$35,005	$46,116

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$760,055	$841,760
Accounts payable, related party	273,565	241,863
Interest payable	976,884	825,799
Accrued payroll taxes	364,623	335,823
Settlement payable, shareholder	50,500	52,500
Derivative liability	272,784	3,679,746
Due to officers	1,185,340	900,939
Notes Payable, unrelated party	718,000	718,000
Convertible notes payable	536,000	450,000
Notes payable, related-party - current portion	19,990	24,990
Total current liabilities	5,157,741	8,071,420

Long-Term Liabilities
Notes payable, unrelated-party, net of current portion and discount of $235,008 and $283,758, respectively	89,992	41,242
Notes payable, related-party, net of current portion and discount $185,985 and $230,985, respectively	156,606	117,106

Total liabilities	5,404,339	8,229,768

SHAREHOLDERS' DEFICIENCY

Common stock; 250,000,000 shares authorized with no par value; 63,608,297 and 54,194,408 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	7,628,983	7,472,783
Additional paid-in capital	1,674,182	87,762
Deficit accumulated during development stage	(14,672,499)	(15,744,197)
Total shareholders' deficiency	(5,369,334)	(8,183,652)

Total liabilities and shareholders' deficiency	$35,005	$46,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended		From inception (August 29, 2001) through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

REVENUE	$–	$(36)	$839	$48	$1,869

OPERATING EXPENSES
Advertising	90	4,640	4,871	13,233	605,205
General and Administrative	13,636	109,346	36,172	373,035	3,483,437
Consulting Fees	20,500	5,641	25,650	17,480	2,999,832
Rent	–	–	–	–	514,936
Guaranteed payments	–	–	–	–	512,958
Officers' salaries	136,240	150,000	395,728	410,000	2,320,728
Salaries and wages	–	–	–	–	1,192,927
Stock based compensation	–	–	–	–	449,916
Legal and Professional	8,075	–	41,227	–	993,300
Total Operating Expenses	178,541	269,627	503,648	813,748	13,073,239

LOSS FROM OPERATIONS	(178,541)	(269,663)	(502,809)	(813,700)	(13,071,370)

OTHER INCOME (EXPENSE)
Interest Income	–	–	–	–	6,775
Sublease rental income	–	–	–	–	55,979
Other miscellaneous income (expense)	–	–	–	–	106,512
Change in value of derivative liability	(168,079)	(235,318)	1,820,542	610,115	661,318
Interest expense	(89,271)	(198,114)	(246,035)	(769,844)	(2,431,713)
TOTAL OTHER INCOME (EXPENSE)	(257,350)	(433,432)	1,574,507	(159,729)	(1,601,129)

NET INCOME (LOSS) FOR THE PERIOD	$(435,891)	$(703,095)	$1,071,698	$(973,429)	$(14,672,499)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.01)	$(0.01)	$0.02	$(0.02)
-DILUTED	$(0.01)	$(0.01)	$0.02	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
-BASIC	59,009,384	50,624,408	56,234,947	53,752,796
-DILUTED	59,009,384	50,624,408	64,525,571	53,752,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

			Additional	Accumulated Deficit
	Common Stock		Paid-in	During
	Shares	Amount	Capital	Exploration	Total
Balance December 31, 2011	54,194,408	$7,472,783	$87,762	$(15,744,197)	$(8,183,652)

Common stock issued for cash, $0.05 per share	730,000	36,500	–	–	36,500

Common stock issued for cash, $0.02 per share	2,375,000	47,500	–	–	47,500

Common stock issued for cash, $0.01 per share	4,270,000	42,700	–	–	42,700

Common stock issued for services	650,000	19,500	–	–	19,500

Extinguishment of fair value of derivatives	–	–	1,578,405	–	1,578,405

Common stock issued upon conversion of convertible debenture	1,388,889	10,000	8,015	–	18,015

Net income	–	–	–	1,071,698	1,071,698

Balance September 30, 2012 (unaudited)	63,608,297	7,628,983	1,674,182	(14,672,499)	(5,369,334)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended		From inception (August 29, 2001) through
	Septmeber 30, 2012	September 30, 2011	September 30, 2012
OPERATING ACTIVITIES
Net income (loss)	$1,071,698	$(973,429)	$(14,672,499)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,814	8,878	261,997
Loss on disposal of property and equipment	–	–	1,404
Amortization of loan discount	93,750	623,933	1,201,266
Stock-based compensation	–	–	449,916
Change in value of derivative liability	(1,820,542)	(610,115)	(661,318)
Issuance of common stock for loan costs	–	–	110,000
Issuance of warrants for services	–	–	254,800
Issuance of warrants as loan costs	–	–	85,734
Issuance of common stock for services	19,500	–	1,460,722
Gain on settlement of accounts payable	–	–	(23,435)
(Increase) decrease in:
Advances to employees	–	–	(1,659)
Deposits	–	–	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	(81,705)	219,364	1,459,515
Accounts payable and accrued expenses, related party	31,702	–	31,702
Accrued officers' salaries	284,401	400,000	2,149,401
Payroll taxes accrued	28,800	–	28,800
Interest payable	151,085	132,548	1,180,243
Settlement payable, shareholder	(2,000)	(20,000)	(39,500)
Net cash used in operating activities	(211,497)	(218,821)	(6,723,511)

INVESTING ACTIVITIES
Acquisition of property and equipment	–	(37,500)	(241,571)
Net cash used in investing activities	–	(37,500)	(241,571)

FINANCING ACTIVITIES
Proceeds from shareholder advances	–	1,350	1,463,477
Repayments of shareholder advances	–	(96,666)	(2,255,051)
Proceeds from ICE advance	–	–	50,000
Proceeds from note payable-Legacy Investors	–	–	451,428
Proceeds from note payable-Maricopa Equity Management	–	–	100,000
Proceeds from convertible notes payable, related-party	–	–	1,283,699
Proceeds from notes payable, unrealated-party	–	260,000	385,000
Repayment of notes payable, unrelated-party	–	–	(10,000)
Proceeds from note payable, convertible, unrelated-party	96,000	–	346,000
Proceeds from notes payable, related-party	–	125,000	494,990
Repayment of notes payable, related-party	(10,500)	(47,500)	(117,410)
Proceeds from sale of common stock	126,700	16,000	4,746,815
Write-off of payable	–	–	35,711
Net cash provided by financing activities	212,200	258,184	6,974,659

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	703	1,863	9,577

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD	8,874	1,822	–

CASH AND CASH EQUIVALENTS
-END OF PERIOD	$9,577	$3,685	$9,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$4,778	$–
Cash paid for taxes	$–	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of equity instrument derivative	$1,578,405	$–	$1,578,405
Common stock issued upon conversion of notes payable	$18,015	$–	$18,015

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

The Company is a technology company who has developed a proprietary software system to track and manage consumer purchases from unlimited businesses: service companies, retailers, merchants, health industry, insurance industry, and most consumer orientated businesses. Our software infrastructure tracks all commissions, rebates, discounts providing the public the ability to track all savings regardless of what program they participate in as long as the program utilizes the Company’s technology.

The Company’s first national program launched during the fourth quarter 2011 is “Mission Tuition” a rewards program that helps solve a real need for families – saving for education. The Mission Tuition program is easy to understand and use, and is emotionally positioned to appeal to all consumers. The Mission Tuition Rewards program will become the rewards program of preference for every day spending for families with young children.

The Company will derive its revenues from five different revenue streams: commissions earned from merchants; interest earned on member’s savings accounts; credit card activation fees; 20 basis points (0.20%) on all credit card transactions; 10 basis points on interest earned on revolving credit balances; and an annual fee.   The site launched on a national level in late October/November 2011.

After the launch, the company immediately obtained hundreds of members. By the end of October 2012 the company is averaging approximately 1,000 hits per month. As the membership increases, the usage of the membership will increase, and the associated revenues will follow.

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

Eight states are interested in offering mission tuition to their residents, however, the Company is in the process of raising additional funds to launch a co-op program with each state. We anticipate starting to work with two of the eight states by the end of 2012. Currently we are raising funds to launch our search engine marketing, including social media, blogging and Search Engine Optimization. We are anticipating launching all on-line media by the end of 2012.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The Company is in the development stage and as such has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. Specifically, the Company has cumulated net losses from inception (August 29, 2001) of $14,672,499 and has used cash of $6,755,213 in operating the Company during this same period. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management has prospective investors and believes the raising of capital will allow the Company to pursue the development of its credit card business. Should the Company not be able to raise sufficient funds, they may cease their operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three (3) months or less to be cash equivalents.

Advertising

Advertising costs are charged to expense when incurred.  During the nine months ended September 30, 2012 and 2011, the amount charged to expense was $4,871 and $13,233, respectively.  From inception (August 29, 2001) through September 30, 2012, advertising costs was $605,205.

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

Valuation of Derivative Instruments

FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. Prior to July 12,2012, the Company did not have enough authorized shares to issue common shares resulting in the potential exercise or conversion of its issued and outstanding options/warrants and convertible notes, respectively. Accordingly, these instruments were reflected as derivative liabilities for the period ended June 30, 2012 and prior. In July 2012, the Company was successful in increasing the number of authorized shares in the corporate treasury effectively eliminating the majority of the derivative liability. As such derivative liabilities with a fair value of $1,578,405 on July 12, 2012 related to equity investments were extinguished and accounted for as additional paid in capital. In determining the appropriate fair value, the Company uses a weighted average Black-Scholes pricing model. At September 30, 2012 and 2011, the Company adjusted its derivative liability to its fair value and reflected the increase (decrease) in fair value for the nine months ended September 30, 2012 and 2011, of ($1,820,542) and ($610,115), respectively, as other income on the Condensed Consolidated Statement of Operations.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$272,784	$272,784

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

During the nine months ended September 30, 2012 and 2011, depreciation and amortization expense was $11,814 and $8,878 respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2012. During a period of net loss, all potentially dilutive securities are antidilutive. Accordingly, for the three and nine months ended September 30, 2011, potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future:

	Three months	Nine months
	Ended	Ended
	September 30, 2012	September 30, 2012

Numerator:
Net income (loss)	$(435,891)	$1,071,698

Denominator:
Weighted-average shares outstanding	59,009,384	56,234,947
Effect of dilutive securities	–	8,290,624
Weighted-average diluted shares outstanding	59,009,384	64,525,571

Basic earnings (loss) per share	$(0.01)	$0.02
Diluted earnings (loss) per share	$(0.01)	$0.02

Potentially dilutive securities issued as Stock Options representing 2,500,000 shares of common stock and Warrants representing 16,287,446 for the three and nine months ended September 30, 2012, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.

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

Due to Officers

The Company borrows funds from Daniel Thompson who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has an employment agreement with Daniel Thompson whereby the Company provides for compensation of $25,000 per month. A total salary of $225,000 was accrued and reflected as an expense to Daniel Thompson during the nine months ended September 30, 2012.  The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at September 30, 2012 and December 31, 2011, was $649,340 and $485,939, respectively.

The Company has an employment agreement with the Company President whereby the Company provides for compensation of $15,000 per month. A total salary of $135,000 was accrued and reflected as an expense during the nine months ended September 30, 2012.  The total balance due to the President for accrued salaries at September 30, 2012 and December 31, 2011, was $481,000 and $360,000, respectively.

The total balance due others for accrued salaries at September 30, 2012 and December 31, 2011, was $55,000 and $55,000, respectively.

Accounts Payable- Related Party

At September 30, 2012 and December 31, 2011 the Company had amounts payable to a related party of $273,565 and $241,863, respectively, for professional services rendered.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see note 3).

3.	NOTES PAYABLE

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

During 2004, Legacy Card Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account.  In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company.  The balance on the note payable was $518,000 at September 30, 2012 and December 31, 2011, of which a portion is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement and continues to accrue interest on the outstanding principal balance.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Maricopa Equity Management Corporation

On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at September 30, 2012 and December 31, 2011. The Company is in default on this loan agreement.

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

The balance outstanding on the advance from ICE at September 30, 2012 and December 31, 2011 was $50,000.

Other

On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matured on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share and expire June 2, 2014. The Company is in default on this Preferred Debenture, the warrants have not been exercised. The balance of the note, net of discount was $50,000 at September 30, 2012 and December 31, 2011. The Company is in renegotiations with this lender.

On February 8, 2011, the Company entered into an unsecured Promissory Note agreement with an unrelated party for $200,000. The Note bears interest at 8% per year and matures on February 8, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 10,000,000 shares of its common stock to the lender. As a result of the shares issued with the Note, the Company recorded a $200,000 debt discount during 2011.The balance of the note, net of discount was $65,600 and $35,600 at September 30, 2012 and December 31, 2011, respectively.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

On May 10, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on May 10, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. The balance of the note, net of discount was $6,950 and $3,200 at September 30, 2012 and December 31, 2011, respectively.

On September 30, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on October 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. The balance of the note, net of discount was $5,000 and $1,250 at September 30, 2012 and December 31, 2011, respectively.

On November 1, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $75,000. The Note bears interest at 8% per year and matures on November 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,750,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $75,000 debt discount during 2011. The balance of the note, net of discount was $12,442 and $1,192 at September 30, 2012 and December 31, 2011, respectively.

Notes payable at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2012	2011

Legacy Investors, LLC	$518,000	$518,000
Maricopa Equity	100,000	100,000
International Card Establishment, Inc.	50,000	50,000
Other	375,000	375,000
Discount on notes	(235,008)	(283,758)
Total	$807,992	$759,242
Current portion	(718,000)	(718,000)
Long-term portion	$89,992	$41,242

4.	CONVERTIBLE NOTES PAYABLE

Some of the Convertible Notes issued as described below included an anti-dilution provision that allowed for the adjustment of the conversion price. The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the conversion price of the Notes issued in connection therewith could fluctuate based future events, such prices were not fixed amounts. As a result, the Company determined that the conversion features of the Notes issued in connection therewith are not considered indexed to the Company’s own stock and characterized the value of the conversion feature of such notes as derivative liabilities upon issuance.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Convertible Notes Payable – Unrelated Party

On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matured on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. In conjunction with this loan, the Company issued warrants to purchase 5,000,000 shares of its common stock, exercisable at $0.08 per share, which expires on June 3, 2015. As a result of issued warrants, the Company recorded a $250,000 debt discount during 2009. As of September 30, 2012, the Company is in default on this Preferred Debenture and the warrants have not been exercised. The balance of the note, net of discount was $250,000 at September 30, 2012 and December 31, 2011.

On March 15, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $50,000. The Note bears interest at 8% per year and matures on December 19, 2012. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 42% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. During the three months ended September 30, 2012, $10,000 of this note was converted into 1,388,889 shares of common stock. The balance of the note, net of discount was $40,000 and $0 at September 30, 2012 and December 31, 2011, respectively.

On March 29, 2012, the Company entered into a Loan Agreement with an unrelated party for $25,000. The Note bears interest at 6% per year and matured on September 29, 2012. In conjunction with the Loan, the Company agreed to issue 1,250,000 shares of common stock.  The balance of the note, net of discount was $25,000 and $0 at September 30, 2012 and December 31, 2011, respectively.

On May 4, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $21,000. The Note bears interest at 8% per year and matures on February 4, 2013. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 42% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The balance of the note, net of discount was $21,000 and $0 at September 30, 2012 and December 31, 2011, respectively.

Convertible Note Payable – Related Party

On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matured in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008. The Company is in default on this Convertible Debenture, the warrants have not been exercised. The balance of the note, net of discount was $150,000 at September 30, 2012 and December 31, 2011.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity. The balance of the note, net of discount was $15,000 at September 30, 2012 and December 31, 2011.

On April 29, 2009, the Company entered into an unsecured Convertible Debenture agreement with a shareholder in the amount of $35,000. The Debenture is convertible into common shares of the Company at $0.08 per share at the option of the holder no earlier than August 21, 2009. The Debenture bears interest at 12% per year, matured on April 29, 2011, and is unsecured. All principal and unpaid accrued interest is due at maturity. As a result of the convertible nature of the note the company has recorded a derivative liability which is revalued every quarter. The Company is in default on this Convertible Debenture.  The balance of the note, net of discount was $35,000 at September 30, 2012 and December 31, 2011.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Convertible notes at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2012	2011

Unrelated party	$336,000	$250,000
Related party	200,000	200,000
Total - current	$536,000	$450,000

5.	NOTES PAYABLE – RELATED PARTY

On March 12, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on September 12, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company is due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011 the Company repaid $5,000 of the note. As of September 30, 2012, the warrants have not been exercised. As of September 30, 2012, the Company is in default on this Debenture Agreement. The balance of the note, net of discount was $10,000 and $15,000 at September 30, 2012 and December 31, 2011, respectively.

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $19,990. The note bears interest at 12% per year and matured on October 27, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock exercisable at $0.10 per share and expire on April 27, 2014. As a result of the warrants issued, the Company recorded a discount of $19,990 during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. The Company is in default on this Preferred Debenture and the warrants have not been exercised. The balance of the note, net of discount was $19,990 at September 30, 2012 and December 31, 2011.

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and employee of the Company for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014, and is unsecured. Monthly interest-only payments are due from November 1, 2009 through October 1, 2014. The principal and interest balances are due upon maturity, however, prepayments are allowed. In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of September 30, 2012, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender. As a result of the 2,500,000 shares, the Company recorded a discount of $250,000 during 2009. As of September 30, 2012 and December 31, 2011, the balance of this note net of discount was $107,590 and $94,340, respectively.

On March 10, 2011, the Company entered into a Promissory Note agreement with a shareholder for $25,000. The Note bears interest at 8% per year and matures on March 10, 2015. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the issuance of these shares, the Company recorded a debt discount of $25,000 during 2011. The balance of the note, net of discount was $7,800 and $4,050 at September 30, 2012 and December 31, 2011, respectively.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

During July 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on May 16, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,500,000 shares of its common stock to the lender. As a result of the of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The Company has not distributed these shares to the lender, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at September 30, 2012. The balance of the note, net of discount was $12,290 and $4,790 at September 30, 2012 and December 31, 2011, respectively.

On September 7, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The balance of the note, net of discount was $10,630 and $3,130 at September 30, 2012 and December 31, 2011, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The Company has not distributed these shares to the lender, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at September 30, 2012. The balance of the note, net of discount was $8,295 and $795 at September 30, 2012 and December 31, 2011, respectively.

Notes payable – related party at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2012	2011

Total principal balance	$362,581	$373,081
Discount on notes	(185,985)	(230,985)
	176,596	142,096
Current portion	(19,990)	(24,990)
Long-term portion	$156,606	$117,106

6.	DERIVATIVE LIABILITY

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

The Company evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements. The Company determined that the notes and the conversion notes of certain notes  contained such provisions and recorded such instruments as derivative liabilities upon issuance. In addition, in periods prior to July 1, 2012, the Company did not have enough authorized shares to issue common shares resulting in the potential exercise or conversion of its issued and outstanding options, warrants or convertible notes. Accordingly, these instruments were reflected as derivative liabilities as of June 30, 2012 and prior. In July 2012, the Company was successful in increasing the number of authorized shares in the corporate treasury effectively eliminating the majority of the derivative liability.

Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions:

	September 30, 2012	December 31, 2011
	(Unaudited)
Conversion feature :
Risk-free interest rate	0.25%	0.25%
Expected volatility	100%	100%
Expected life (in years)	2 years	2 years
Expected dividend yield	0%	0%

Warrants :
Risk-free interest rate	N/A	0.88%
Expected volatility	N/A	100%
Expected weighted average life (in years)	N/A	0.1 to 5 years
Expected dividend yield	N/A	0%

Fair Value :
Conversion feature	$272,784	$291,163
Warrants	–	3,388,583
	$272,7843	$3,679,746

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have sufficient market information to estimate the volatility of its own stock, and the expected life of the instruments is determined by the expiration date of the instrument. The expected dividend yield was based on the fact that the Company has not paid dividends to common stockholders in the past and does not expect to pay dividends to common stockholders in the future.

The Company determined the fair value of the derivative liabilities to be $272,784 as of September 30, 2012, and the Company recorded a gain for the change in fair value of derivative liabilities of $1,820,542 in the accompanying statement of operations for the period then ended. Upon completion of the increase in the number of authorized shares, the Company recorded the extinguishment of derivative liabilities of $1,578,405 as an adjustment to additional paid in capital

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Rent expense for the three and nine months ended September 30, 2012 and 2011 was $0 and $0, respectively. From inception (August 29, 2001) through September 30, 2012, rent expense was $514,936.

Payroll Taxes

The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of September 30, 2012, to the Company estimates the amount of taxes, interest, and  penalties that the Company would incur as a result of these unpaid taxes to be $364,623.

Cash Deposits

The Company maintains its cash at a financial institution which may at times exceed federally insured limits. The Company had no uninsured deposits as of September 30, 2012.

8.	CAPITAL STOCK

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

The Company has granted 24,350,000 shares of its common stock to certain note holders as additional consideration for the issuance of the notes.  The value of the shares has been reflected by the Company as a valuation discount upon issuance of the note. The Company has yet to issue the shares as of September 30, 2012 but has reflected these shares as outstanding in the accompanying statement of shareholders’ equity (deficiency).

During the nine months ended September 30, 2012, the Company issued 650,000 shares of common stock to consultants for services rendered that were valued at $19,500.

Stock Options

Stock based compensation expense related to an employee for the nine months ended September 30, 2012 and 2011. The Company has issued options to purchase shares of common stock. As of September 30, 2012, the Company has 5,500,000 options outstanding with exercise prices ranging from $0.08 to $0.10 per share.

There was no activity in relation to the Companies Stock Options for the three and nine months ended September 30, 2012.

Warrants

The Company also issued warrants to purchase shares of common stock. As of September 30, 2012, the Company has 27,708,280 warrants outstanding with exercise prices ranging from $0.01 per share to $1.75 per share. These warrants expire through October 2015.

During the nine months ended September 30, 2012, the Company issued an additional 927,500 warrants in connection with the common stock cash subscriptions and 3,856,665 warrants expired or were surrendered.

9.	SUBSEQUENT EVENTS

In October 2012, the issued 46,958,514 shares of its common stock in exchange for amounts due to officers of $704,378 and issued 2,088,800 shares of its common stock in exchange for a note payable in the amount of $104,440.

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

Liquidity and Capital Resources

AT SEPTEMBER 30, 2012

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At September 30, 2012, we had $9,577 in cash and cash equivalents and total assets amounted to $35,005. At December 31, 2011 we had $8,874 of cash and cash equivalents, and total assets amounted to $46,116, which include fixed assets and other assets.

Net cash used in operating activities was $211,497 and $218,821 for the nine months September 30, 2012 and 2011, respectively. The decrease in the amount of net cash used in operating activities during the period ended September 30, 2012 compared to the same period last year was attributable to the gain resulting from the change in value of derivative liability of $610,115 during the nine months ended September 30, 2011 compared to a gain resulting from the change in value of derivative liability of $1,820,542 for the nine months ended September 30, 2012. In addition to the impact of the change in value of derivative liability, the current period income of $1,071,698 was primarily offset by the following non-cash transactions: an increase in accounts payable and accrued expenses of $81,705, accrued officers’ salaries of $284,401, and interest payable of $151,085.

Net cash provided by financing activities was $212,200 and $258,184 for the nine months ended September 30, 2012 and 2011, respectively. The cash flows from financing activities during the nine months ended September 30, 2012 was attributable to proceeds from the sale of common stock of $126,700, and proceeds from notes payable from related parties and unrelated parties of $96,000.

Net cash used in investing activities was $-0- and $37,500, for the nine months ended September 30, 2012 and 2011, respectively. This was a result of the Company acquiring property and equipment during these periods.

We have incurred operating losses since inception and at September 30, 2012, we had an accumulated deficit of $14,672,499.

Current liabilities at September 30, 2012 consisted primarily of accounts payable and accrued expenses of $760,055, accounts payable to related party of $273,565, payroll tax payable of $364,623, derivative liability of $272,784, amounts due to officer of $1,185,340, convertible and non-convertible promissory notes, net of discount, in the amount of $1,273,990, and accrued interest in the amount of $976,884. Current liabilities at December 31, 2011 consisted primarily of accounts payable and accrued expenses of $841,760, accounts payable to related party of $241,863, payroll tax payable of $335,823, settlement payable of $52,500, derivative liability of $3,679,746, amounts due to officers of $900,939, convertible and non-convertible notes, net of discount, in the amount of $1,192,990, and accrued interest in the amount of $825,799.

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

Results of Operations

For the Periods Ended September 30, 2012 and 2011

We had revenues in the amount of $-0- and $(36) for the three months ended September 30, 2012 and 2011, respectively. Accordingly, we had revenues of $839 and $48 during the nine month period ending September 30, 2012 and 2011, respectively.

We had operating expenses of $178,541, and $269,627, for the three months ended and $503,648 and $813,748 for the nine months ended September 30, 2012 and 2011, respectively, representing a decrease of $91,086 and $310,100 for the three and nine months, respectively.

We had a net loss of $435,891 and an income of $1,071,698 for the three months and nine months ended September 30, 2012 compared to a net loss of $703,095 and $973,429 for the same nine and three months ended September 30, 2011, representing an increase of $267,204 and $2,045,127 for the three and nine month comparatives, respectively. The increase were both primarily due to a gain from the change in value of the derivative liability during the three and nine months ended September 30, 2012.

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

Off Balance Sheet Arrangements

As of September 30, 2012, we had no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the nine months ended September 30, 2012.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November __, 2012	CARDIFF INTERNATIONAL, INC.

	By:	/s/ Daniel Thompson
Chief Executive Officer

