Form 10-K
period 2012-12-31
CARDIFF INTERNATIONAL INC
filed 2014-01-21
CIK 811222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File No. 000-49709

CARDIFF INTERNATIONAL, INC.

(Exact Name of Issuer as specified in its charter)

Colorado	84-1044583
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

411 N New River Drive E, Unit 2202
Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(zip code)

(818) 783-2100

(Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:☐    No: ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty days cannot be determined since the Registrant’s securities currently have no public market.

As of December 31, 2012, registrant had outstanding 119,151,297 shares of common stock.

FORM 10-K

CARDIFF INTERNATIONAL, INC.

i

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Cardiff International,” “the Company”, “we,” “us,” and “our,” refer to Cardiff International, Inc., a Colorado corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

ii

PART I

Item 1. DESCRIPTION OF BUSINESS.

History of the Business

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

Current Business Operations

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

The Mission Tuition program launched during the fourth quarter 2011 but has had no revenues to date.     As such, Management has determined to restructure Cardiff International, Inc. into a Holding company by purchasing new companies who meet the following criteria: (1) in business for a minimum of 3 years; (2) profitable; (3) good management team; (4) little to no debt; (5) assets of a minimum of $1,000,000. In addition, we will continue to move forward with Mission Tuition. There are no assurances that such companies will become available to us for purchase or that we will be able to obtain necessary financing.

Organization

We are comprised of one corporation. All of our operations are conducted through this corporation.

Employees

Cardiff currently has three employees but anticipates it will hire additional personnel as the Mission Tuition program is launched.

Clients and Competition

The credit card industry is competitive and new offerings and technologies are becoming available regularly.  We cannot guarantee that we will compete successfully against our potential competitors, especially those with significantly greater financial resources or brand name recognition. A variety of other companies may succeed in developing and bringing to market products that are more cost-effective than those we develop or that would render our products obsolete or non-competitive in the marketplace.

Proprietary Information

We own no proprietary information.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have spent funds on research and development of our proprietary software system. We plan to spend further funds on research and development activities in the future as the development of our software continues.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at, 2202 N New River Drive E, Unit 2202, Ft. Lauderdale, FL 33301. Our telephone number is (818)-783-2100.

Item 1A.  RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

We have generated minimal revenue and have never been profitable. We have a negative stockholders’ equity. As a result, we may never become profitable, and we could go out of business.

At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on August 29, 2001 through December 31, 2012, we generated $1,869 in total revenue. We had stockholders’ deficit of $4,808,577 as of December 31, 2012. Our future sales will depend upon the number of customers we can generate and the sales of our products. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended December 31, 2012 and December 31, 2011, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate clients who will purchase our products and services;

•	our ability to generate substantial revenues; and

•	our ability to obtain additional financing

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $800,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or obtaining other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Since we are a development stage company, that has generated minimal revenue and lacks an operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We were incorporated in August 2001 and have focused all of our efforts on the development of our product and we have generated minimal amounts revenue. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there is no guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you hold, and could result in the loss of your entire investment.

We cannot predict when or if we will produce revenues which could result in a total loss of your investment if we are unsuccessful in our business plans.

We have generated only $1,869 in revenues from operations since inception. In order for us to continue with our plans and open the business, we must generate revenue or find another source of capital. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, one could lose all of one’s investment if we are not successful in our proposed business plans.

Commencement and development of operations will depend on the acceptance of our proposed business. If our products are not deemed desirable and suitable for purchase and we cannot establish a customer base, we may not be able to generate any revenues, which would result in a failure of the business and a loss of any investment one makes in the shares.

The acceptance of our software program related to the tracking and management of consumer purchases is critically important to our success. We cannot be certain that the products that we offer will be appealing and as a result there may not be any demand for these products and our sales could be limited and we may never realize any revenues. In addition, there are no assurances that if we alter or change the products we offer in the future that the demand for these new products will develop and this could adversely affect our business and any possible revenues.

If demand for the products we plan to offer slows, then our business would be materially affected, which could result in the loss of your entire investment.

Demand for products which we intend to sell depends on many factors, including:

•	the number of banks, credit card companies and other commercial customers that we will be able to retain as customers, who will use our products.

•	the economy, and in periods of rapidly declining economic conditions, customers may defer our software programs.

•	the competitive environment in the financial software industry that may force us to reduce prices below our desired pricing level or increase promotional spending.

•	the ability to anticipate changes in consumer preferences and to meet customers’ needs for consumer purchasing software in a timely cost effective manner.

For the long term, demand for the products we plan to offer may be affected by:

•	the ability to establish, maintain and eventually grow market share in a competitive environment.

•	delivery of our information globally, geopolitical changes, changes in credit card or banking regulations, currency fluctuations, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase, create communication issues or render product delivery difficult which could have a material adverse effect on our sales and profitability.

All of these factors could result in immediate and longer term declines in the demand for the products we plan to offer, which could adversely affect our sales, cash flows and overall financial condition. An investor could lose his or her entire investment as a result.

The loss of the services of the current officers and directors could severely impact our business operations and future development, which could result in a loss of revenues and one’s ability to ever sell any shares.

The performance is substantially dependent upon the professional expertise of the current officers and board of directors. Each has extensive expertise in the consumer software industries and we are dependent on their abilities to develop our business. If they are unable to perform their duties, this could have an adverse effect on business operations, financial condition and operating results if we are unable to replace them with other individuals qualified to develop and market our business. The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any shares you hold as well as the complete loss of your investment.

The consumer software industry is highly competitive, which could negatively impact our ability to generate revenue and develop a customer base. If we cannot remain competitive in a way that allows us to generate the amount of revenue necessary to fund our operations, it could affect our business and result in the loss of your investment.

We expect to compete against a number of large well-established software companies with greater name recognition, more comprehensive software programs, and with substantially larger resources than ours; including financial and marketing. In addition to these well-established competitors, there are some smaller companies that have developed and are marketing their software products. There can be no assurance that we can compete successfully in this market. If we cannot successfully compete in this highly competitive consumer software business, we may never be able to generate revenues or become profitable. As a result, you may never be able to liquidate or sell any shares.

We may not be able to successfully implement our business strategy, which could adversely affect our business, financial condition, results of operations and cash flows. If we cannot successfully implement our business strategy, it could result in the loss of your investment.

Successful implementation of our business strategy depends on factors specific to consumer software purchases and the state of the consumer software industry and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

•	The competitive environment in the consumer software sector that may force us to reduce prices below the optimal pricing level or increase promotional spending;
•	Our ability to anticipate changes in consumer preferences and to meet customers’ needs for software products in a timely cost effective manner; and
•	Our ability to establish, maintain and eventually grow market share in a competitive environment.

There are no substantial barriers to entry into the industry and because we do not currently have any copyright protection for the products we intend to sell, there is no guarantee someone else will not duplicate our ideas and bring them to market before it does, which could severely limit our proposed sales and revenues. If we cannot generate sales and revenues, it could result in the loss of your investment.

Since we have no copyright protection, unauthorized persons may attempt to copy aspects of our business, including our product design or functionality, services or marketing materials. Any encroachment upon our corporate information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their copyright, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations. As a result, an investor could lose his or her entire investment.

Failure of third-party systems or third-party service and software providers upon which we rely could adversely affect our business and result in the loss of your investment.

We will rely on certain third-party computer systems or third-party service and software providers, including technology platforms, Internet and wireless service providers and communications facilities. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find alternative systems or service providers on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A disruption in online service would cease or suspend service to our customers, which could negatively affect our business, customer base, sales, revenue, and could result in the loss of your investment

We cannot guarantee that our software programs will operate without interruption or error. We are bound only by a best efforts obligation in regards to the operation and continuity of service.  Although we are not liable for the alteration or fraudulent access to data and/or accidental transmission through viruses or other harmful conduct in connection with the use of our products and services, disruption of our online service would adversely affect our business, financial conditions, results of operations and cash flows.

We may need to substantially invest in marketing efforts in order to grow our intended business, which will be expensive. As a result, we could go out of business and an investor could lose his entire investment.

In order to grow our intended business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model, our services and our products. We have not presented our service and product offering to the potential market. In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company among potential customers, which would be expensive. To date, marketing and advertising expenses have been negligible. If we fail to successfully market and promote our business, we could lose potential clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could delay or completely forestall our profitability. On the other hand, we could go out of business and an investor could lose his entire investment.

Our stock has no public trading market and there is no guarantee a trading market will ever develop for our securities. As a result, it may be difficult or impossible for you to liquidate your investment.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*	actual or anticipated fluctuations in our operating results;

*	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*	changes in market valuations of other companies, particularly those that market services such as ours;

*	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*	introduction of product enhancements that reduce the need for our products;

*	departures of key personnel.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not be able to resell your shares at or above the public sale price.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

In general, buying low-priced penny stocks is very risky and speculative.  Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission.  You may not able to sell your shares when you want to do so, if at all.

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

Because of our size and lack of resources, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. GAAP and securities laws, and which could cause a materially adverse impact on our financial statements, the trading of our common stock and our business.

We are a small company that lacks the financial resources and qualified personnel to implement and sustain adequate internal controls As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet proper internal control standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, material weaknesses or lack of compliance could result in restatements of our historical financial information, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a materially adverse effect on our reputation and business.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY.

We are currently operating out of our office space located at 411 N. New River Drive E, Unit 2202, Fort Lauderdale, FL 33301. This space is considered to be sufficient for us at the present time.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meetings during the year ended December 31, 2012.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2012, there were 770 record holders of our common stock, and there were 119,151,297 shares of our common stock outstanding.

Market Information

No public market currently exists for shares of our common stock.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Dividend Policy

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following table provides selected financial data about us for the fiscal years ended December 31, 2012 and December 31, 2011. For detailed financial information, see the audited Financial Statements included in this report.

Balance Sheet Data:

	Fiscal year ended December 31,
	2012	2011
Cash	$1,852	8,874
Total assets	$4,266	46,116
Total liabilities	$4,812,843	8,229,768
Shareholders' deficiency	$(4,808,577)	(8,183,652)

Operating Data:

Revenues	$839	262
Operating Expenses	$820,069	1,089,344
Net Income (Loss)	$596,245	(2,834,811)

Results of Operations

From our inception on August 29, 2001 through December 31, 2012, we have generated $1,869 of revenue. As a result we have very little operating history upon which to evaluate our intended business. In addition, we have a history of losses. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2012 and 2011 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted of research and development and general and administrative expenses for the year ended December 31, 2012, were $820,069, as compared to the operating expenses for the year ended December 31, 2011 of $1,089,344. The difference is related to a decrease of staff members and marketing costs. Operating expenses for the period from August 29, 2001 through December 31, 2012 were $13,389,660.

During the year ended December 31, 2012, income resulting from the change in value of derivative liability amounted to $1,936,878 compared to a loss resulting from the change in value of derivative liability of $839,167 for the year ended December 31, 2011. As a result of the foregoing, we had a net income of $596,245 for the fiscal year ended December 31, 2012, which is compared to the net loss for the year ended December 31, 2011 of $2,834,811.

Our activities have been completely directed at developing our business plan for eventually generating revenue. We operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $800,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, our directors have orally agreed to loan such funds as may be necessary through December 31, 2013 for working capital purposes, although they have no obligation to do so.

On the other hand, if we decide that we cannot operate at a profit in our current configuration, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In such event, we will probably not be profitable. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $800,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $1,852. As of December 31, 2011, we had cash and cash equivalents of $8,874.

Net cash used for operating activities was $255,822 for the fiscal year ended December 31, 2012, which was comparable to the net cash used in operating activities of $300,718 for the fiscal year ended December 31, 2011. Net cash used for operating activities was $6,767,836 from our inception on August 29, 2001 through December 31, 2012.

Cash flows used for investing activities were $0 for the fiscal year ended December 31, 2012 as compared to net cash used for investing activities of $43,000 for the fiscal year ended December 31, 2011. Cash flows used for investing activities were $241,571 from our inception on August 29, 2001 through December 31, 2012.

Cash flows provided by financing activities were $248,800 for the fiscal year ended December 31, 2012, which compares to cash flows provided by financing activities of $350,770 for the fiscal year ended December 31, 2011.  These cash flows were all related to sales of stock and loans from shareholders. From our inception on August 29, 2001 through December 31, 2012, cash flows provided by financing activities were $7,011,259.

Over the next twelve months we do not expect any material capital costs to develop operations. Our operating costs of $800,000 will be used for operations, but none will be used to pay salaries.

Our principal source of liquidity will be our operations or from additional financings. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the stock market and trading industry as a whole. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our products and our ability to generate revenues.

 In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful. If we are unable to obtain such profitability we will need to obtain additional financing. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on sales, costs and needs.

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

The Mission Tuition program launched during the fourth quarter 2011 but has had no revenues to date. As such, Management has determined to restructure Cardiff International, Inc. into a Holding company by purchasing new companies who meet the following criteria: (1) in business for a minimum of 3 years; (2) profitable; (3) good management team; (4) little to no debt; (5) assets of a minimum of $1,000,000. In addition, we will continue to move forward with Mission Tuition. There are no assurances that such companies will become available to us for purchase or that we will be able to obtain necessary financing.

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cardiff International, Inc. dba Legacy Card Company

We have audited the accompanying consolidated balance sheets of Cardiff International, Inc. dba Legacy Card Company (a development stage company) (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, shareholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardiff International, Inc. dba Legacy Card Company as of December 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has sustained operating losses since its inception and has negative working capital and a shareholders’ deficiency at December 31, 2012 and 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

January 21, 2014

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011

ASSETS

Current assets
Cash	$1,852	$8,874
Other assets	1,659	1,659
Total current assets	3,511	10,533

Property and equipment, net of accumulated depreciation of $3,969 and $3,626	155	498
Website	–	33,878
Patents and trademarks, net of accumulated amortization of $76	–	607
Deposits	600	600

Total Assets	$4,266	$46,116

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$784,765	$841,760
Accounts payable, related party	273,565	241,863
Interest payable	1,047,753	825,799
Accrued payroll taxes	374,223	335,823
Settlement payable, shareholder	50,500	52,500
Derivative liability	199,027	3,679,746
Due to officers	580,962	900,939
Notes Payable, unrelated party	718,000	718,000
Convertible notes payable	501,000	450,000
Notes payable, related-party - current portion	19,990	24,990
Total current liabilities	4,549,785	8,071,420

Long-Term Liabilities
Notes payable, unrelated-party, net of current portion and discount of $218,758 and $283,758, respectively	106,242	41,242
Notes payable, related-party, net of current portion and discount $135,775 and $230,985, respectively	156,816	117,106
Total liabilities	4,812,843	8,229,768

Shareholders' Deficiency
Common stock; 250,000,000 shares authorized with no par value; 119,151,297 and 54,194,408 shares issued and outstanding at December 31, 2012 and 2011, respectively	8,639,161	7,472,783
Additional paid-in capital	1,700,214	87,762
Deficit accumulated during development stage	(15,147,952)	(15,744,197)
Total shareholders' deficiency	(4,808,577)	(8,183,652)

Total liabilities and shareholders' deficiency	$4,266	$46,116

The accompanying notes are an integral part of these consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND THE PERIOD

AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2012

			From inception
			(August 29, 2001)
	Years Ended December 31,		through
	2012	2011	December 31, 2012
			(Unaudited)
REVENUE	$839	$262	$1,869
OPERATING EXPENSES	820,069	1,089,344	13,389,660
LOSS FROM OPERATIONS	(819,230)	(1,089,082)	(13,387,791)
OTHER INCOME (EXPENSE)
Interest Income	–	7	6,775
Sublease rental income	–	–	55,979
Other miscellaneous income	–	–	106,512
Change in value of derivative liability	1,936,878	(839,167)	777,654
Interest expense	(521,403)	(906,569)	(2,707,081)
TOTAL OTHER INCOME (EXPENSE)	1,415,475	(1,745,729)	(1,760,161)
NET INCOME (LOSS) FOR THE PERIOD	$596,245	$(2,834,811)	$(15,147,952)
INCOME (LOSS) PER COMMON SHARE
-BASIC	$0.01	$(0.05)
-DILUTED	$0.01	$(0.05)
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
- BASIC	72,655,027	54,257,476
-DILUTED	74,941,694	54,257,476

  The accompanying notes are an integral part of these consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE PERIOD

AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2012

(The period inception through December 31, 2010 is unaudited)

				Accumulated
			Additional	Deficit
	Common Stock		Paid-in	During
	Shares	Amount	Capital	Exploration	Total
Balance at inception	–	$–	$–	$–	$–
Common stock issued for cash at $0.10 per share	2,066,717	200,833	–	–	200,833
Net loss	–	–	–	–	–
Balance December 31, 2001	2,066,717	200,833	–	–	200,833

Common stock issued for cash	10,703,678	1,040,129	–	–	1,040,129
Net loss	–	–	–	(1,182,273)	(1,182,273)
Balance December 31, 2002	12,770,395	1,240,962	–	(1,182,273)	58,689

Common stock issued for cash	4,846,930	471,000	–	–	471,000
Net loss	–	–	–	(1,608,882)	(1,608,882)
Balance December 31, 2003	17,617,325	1,711,962	–	(2,791,155)	(1,079,193)

Net loss	–	–	–	(1,058,911)	(1,058,911)
Balance December 31, 2004	17,617,325	1,711,962	–	(3,850,066)	(2,138,104)

Common stock issued for cash	561,764	277,000	–	–	277,000
Common stock issued for stock based compensation	–	–	106,839	–	106,839
Common stock issued for consideration of loan	100,000	110,000	–	–	110,000
Common stock issued for conversion of note	998,635	1,138,029	–	–	1,138,029
Warrants issued in connection with notes payable	–	–	85,734	–	85,734
Recapitalization of common equity	1,615,000	–	–	–	–
Net loss	–	–	–	(1,668,498)	(1,668,498)
Balance December 31, 2005	20,892,724	3,236,991	192,573	(5,518,564)	(2,089,000)

Common stock issued for cash	803,179	855,600	–	–	855,600
Common stock issued for stock based compensation	–	–	16,401	–	16,401
Common stock issued	550,000	–	–	–	–
Common stock issued for subscriptions receivable	–	428,000	–	–	428,000
Common stock issued for services	120,000	–	–	–	–
Net loss	–	–	–	(1,280,821)	(1,280,821)
Balance December 31, 2006	22,365,903	4,520,591	208,974	(6,799,385)	(2,069,820)

Common stock issued for cash	5,704,583	714,100	–	–	714,100
Common stock issued for services	40,000	10,000	–	–	10,000
Common stock issued for subscriptions receivable	–	23,000	–	–	23,000
Common stock issued	166,667	–	–	–	–
Net loss	–	–	–	(788,596)	(788,596)
Balance December 31, 2007	28,277,153	5,267,691	208,974	(7,587,981)	(2,111,316)

Common stock issued for subscriptions receivable	–	25,000	–	–	25,000
Common stock issued for cash	4,387,500	176,000	–	–	176,000
Common stock issued for services	15,654,650	1,453,222	–	–	1,453,222
Common stock issued for settlement of liability	1,154,380	130,945	–	–	130,945
Common stock issued for conversion of debt	–	–	150,000	–	150,000
Derivative liability	–	–	(222,575)	–	(222,575)
Net loss	–	–	–	(1,896,782)	(1,896,782)
Balance December 31, 2008	49,473,683	7,052,858	136,399	(9,484,763)	(2,295,506)

(continued)

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE PERIOD

AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2012

(The period inception through December 31, 2010 is unaudited)

(continued)

				Accumulated
			Additional	Deficit
	Common Stock		Paid-in	During
	Shares	Amount	Capital	Exploration	Total

Common stock issued for cash	2,325,834	34,925	–	–	34,925
Warrants issued in connection with debt	4,000,000	137,000	–	–	137,000
Capital contribution from officer, non-cash	–	–	35,711	–	35,711
Derivative liability	–	–	(134,110)	–	(134,110)
Loan discount on debt	–	–	53,629	–	53,629
Net loss	–	–	–	(1,135,283)	(1,135,283)
Balance December 31, 2009	55,799,517	7,224,783	91,629	(10,620,046)	(3,303,634)

Common stock issued for cash	2,244,891	188,000	–	–	188,000
Common stock issued for services	60,000	3,000	–	–	3,000
Derivative liability	–	–	(1,209,482)	–	(1,209,482)
Common stock issued for loan discount on debt	–	–	250,000	–	250,000
Common stock issued for settlement of liability	–	–	297,664	–	297,664
Common stock issued for stock based compensation	–	–	304,350	–	304,350
Warrants issued for services	–	–	254,800	–	254,800
Net loss	–	–	–	(2,289,340)	(2,289,340)
Balance December 31, 2010	58,104,408	7,415,783	(11,039)	(12,909,386)	(5,504,642)

Common stock issued for cash	1,140,000	57,000	–	–	57,000
Derivative liability	–	–	(7,480)	–	(7,480)
Common stock issued for loan discount on debt	4,500,000	–	83,455	–	83,455
Cancelled and returned shares	(9,550,000)	–	–	–
Fair value of vested stock options	–	–	22,826	–	22,826
Warrants issued for services	–	–	–	–	–
Net loss	–	–	–	(2,834,811)	(2,834,811)
Balance December 31, 2011	54,194,408	$7,472,783	$87,762	$(15,744,197)	$(8,183,652)

Common stock issued for cash, $0.05 per share	730,000	36,500	–	–	36,500
Common stock issued for cash, $0.02 per share	2,375,000	47,500	–	–	47,500
Common stock issued for cash, $0.01 per share	5,930,000	59,300	–	–	59,300
Common stock issued for cash, $0.015 per share	1,333,333	20,000	–	–	20,000
Common stock issued for services	2,902,273	139,272	–	–	139,272
Common stock issued upon conversion of accrued salaries	46,958,514	724,378	–	–	724,378
Common stock issued in connection with notes payable	1,250,000	25,000	–	–	25,000
Extinguishment of fair value of derivatives	–	–	1,578,405	–	1,578,405
Common stock issued upon conversion of convertible debenture	3,477,769	114,428	34,047	–	148,475
Net income	–	–	–	596,245	596,245
Balance December 31, 2012	119,151,297	8,639,161	1,700,214	(15,147,952)	(4,808,577)

The accompanying notes are an integral part of these consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND THE PERIOD

AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2012

			From inception
			(August 29, 2001)
	Years Ended December 31,		through
	2012	2011	December 31, 2012
			(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$596,245	$(2,834,811)	$(15,147,952)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,752	11,571	265,935
Loss on disposal/writedown of assets	19,076	–	20,480
Amortization of loan discount	253,821	714,804	1,361,337
Stock-based compensation	139,272	22,826	589,188
Change in value of derivative liability	(1,936,878)	839,167	(777,654)
Issuance of common stock for loan costs	–	–	110,000
Issuance of warrants for services	–	–	254,800
Issuance of warrants as loan costs	–	–	85,734
Issuance of common stock for services	–	–	1,441,222
Gain on settlement of accounts payable	–	–	(23,435)
(Increase) decrease in:
Advances to employees	–	–	(1,659)
Deposits	–	–	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	13,107	258,528	1,554,327
Accrued officers' salaries	404,401	535,000	2,269,401
Interest payable	241,382	179,697	1,270,540
Settlement payable, shareholder	(2,000)	(27,500)	(39,500)
Net cash used in operating activities	(255,822)	(300,718)	(6,767,836)

INVESTING ACTIVITIES
Acquisition of property and equipment	–	(43,000)	(241,571)
Net cash used in investing activities	–	(43,000)	(241,571)

FINANCING ACTIVITIES
Proceeds from shareholder advances	–	1,350	1,463,477
Repayments of shareholder advances	–	(140,080)	(2,255,051)
Proceeds from ICE advance	–	–	50,000
Proceeds from note payable-Legacy Investors	–	–	451,428
Proceeds from note payable-Maricopa Equity Management	–	–	100,000
Proceeds from convertible notes payable, related-party	–	–	1,283,699
Proceeds from notes payable, unrelated-party	–	335,000	385,000
Repayment of notes payable, unrelated-party	–	(10,000)	(10,000)
Proceeds from note payable, convertible, unrelated-party	96,000	–	346,000
Proceeds from notes payable, related-party	–	175,000	494,990
Repayment of notes payable, related-party	(10,500)	(67,500)	(117,410)
Proceeds from sale of common stock	163,300	57,000	4,783,415
Write-off of payable	–	–	35,711
Net cash provided by financing activities	248,800	350,770	7,011,259

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,022)	7,052	1,852

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	8,874	1,822	–
CASH AND CASH EQUIVALENTS -END OF PERIOD	$1,852	$8,874	$1,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$4,778	$–
Cash paid for taxes	$–	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of accrued salaries	$724,378	$–	$724,378
Common stock issued in connection with notes payable	$25,000	$–	$25,000
Common stock issued upon conversion of notes payable	$148,475	$–	$148,475
Extinguishment of fair value of derivatives	$1,578,405	$–	$1,578,405

  The accompanying notes are an integral part of these consolidated financial statements.

Cardiff International, Inc.

Dba: Legacy Card Company

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011

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

The Mission Tuition program launched during the fourth quarter 2011 but has had no revenues to date. As such, Management has determined to restructure Cardiff International, Inc. into a Holding company by purchasing new companies who meet the following criteria: (1) in business for a minimum of 3 years; (2) profitable; (3) good management team; (4) little to no debt; (5) assets of a minimum of $1,000,000. In addition, we will continue to move forward with Mission Tuition. There are no assurances that such companies will become available to us for purchase or that we will be able to obtain necessary financing.

Development Stage Activities

The Company is a development stage enterprise. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and as such has sustained operating losses since its inception and has negative working capital, a shareholders’ deficiency and accumulated deficit.

These factors raise substantial doubts about the Company’s ability to continue as a going concern. Specifically, the Company has cumulated net losses from inception (August 29, 2001) of $15,147,952 and has used cash of $6,767,836 in operating the Company during this same period. As of December 31, 2012, the Company had a shareholders’ deficiency of $4,808,577, was delinquent in payroll taxes of $374,223 and significant amount of debt was in default. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management has prospective investors and believes the raising of capital will allow the Company to pursue the development of its credit card business. There can be no assurance that we will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in product development may adversely impact our cash position and may require cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. Should the Company not be able to raise sufficient funds, it may cease their operations.

Cardiff International, Inc.

Dba: Legacy Card Company

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three (3) months or less to be cash equivalents.

Advertising

Advertising costs are charged to expense when incurred. During the year ended December 31, 2012 and 2011, the amount charged to expense was $5,220 and $20,929, respectively. From inception (August 29, 2001) through December 31, 2012, advertising costs was $605,554.

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

Valuation of Derivative Instruments

FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. Prior to July 12, 2012, the Company did not have enough authorized shares to issue common shares resulting in the potential exercise or conversion of its issued and outstanding options/warrants and convertible notes, respectively. Accordingly, these instruments were reflected as derivative liabilities for the period ended June 30, 2012 and prior. In July 2012, the Company was successful in increasing the number of authorized shares in the corporate treasury effectively eliminating the majority of the derivative liability. As such derivative liabilities with a fair value of $1,578,405 on July 12, 2012 related to equity investments were extinguished and accounted for as additional paid in capital. In determining the appropriate fair value, the Company uses a weighted average Black-Scholes pricing model. At December 31, 2012 and 2011, the Company adjusted its derivative liability to its fair value and reflected the (increase) decrease in fair value for the years ended December 31, 2012 and 2011, of $1,936,878 and ($839,167), respectively, as other income on the Consolidated Statement of Operations.

Cardiff International, Inc.

Dba: Legacy Card Company

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011

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

Level Input	Input Definition

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2012 and 2011.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – December 31, 2012	$–	$–	$199,027	$199,027

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – December 31, 2011	$–	$–	$3,679,746	$3,679,746

Stock Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Cardiff International, Inc.

Dba: Legacy Card Company

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011

During the year ended December 31, 2012 and 2011, depreciation and amortization expense was $15,752 and $11,571 respectively. During the year ended December 31, 2012, the Company determined that the value of its website design and patents and trademarks had been impaired and wrote down the value of these assets in the amount of $19,076.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2012 and 2011. During a period of net loss, all potentially dilutive securities are antidilutive. Accordingly, for the year ended December 31, 2011, potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future:

	Year	Year
	Ended	Ended
	December 31, 2012	December 31, 2011

Numerator:
Net income (loss)	$596,245	$(2,834,811)
Interest on convertible notes	185,798	191,765
Net income available for common shareholders	782,043	(2,643,046)

Denominator:
Weighted-average shares outstanding	72,655,027	54,257,476
Effect of dilutive securities	2,286,667	–
Weighted-average diluted shares outstanding	74,941,694	54,257,476

Basic earnings (loss) per share	$0.01	$(0.05)
Diluted earnings (loss) per share	$0.01	$(0.05)

Cardiff International, Inc.

Dba: Legacy Card Company

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011

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

Due to Officers

The Company borrows funds from Daniel Thompson who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has an employment agreement with Daniel Thompson whereby the Company provides for compensation of $25,000 per month. A total salary of $300,000 and $300,000 was accrued and reflected as an expense to Daniel Thompson during the years ended December 31, 2012 and 2011, respectively. The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at December 31, 2012 and 2011, was $281,462 and $485,939, respectively.

The Company has an employment agreement with the Company President whereby the Company provides for compensation of $15,000 per month. A total salary of $180,000 and $180,000 was accrued and reflected as an expense during the years ended December 31, 2012 and 2011, respectively. The total balance due to the President for accrued salaries at December 31, 2012 and 2011, was $244,500 and $360,000, respectively.

The total balance due others for accrued salaries at December 31, 2012 and 2011, was $55,000 and $55,000, respectively.

Accounts Payable- Related Party

At December 31, 2012 and 2011 the Company had amounts payable to a related party of $273,565 and $241,863, respectively, for professional services rendered.

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

Cardiff International, Inc.

Dba: Legacy Card Company

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011

During 2004, Legacy Card Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account. In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company. The balance on the note payable was $518,000 at December 31, 2012 and 2011, of which a portion is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement and continues to accrue interest on the outstanding principal balance.

Maricopa Equity Management Corporation

On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at December 31, 2012 and 2011. The Company is in default on this loan agreement.

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

The balance outstanding on the advance from ICE at December 31, 2012 and 2011 was $50,000.

Other

On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matured on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share and expire June 2, 2014. The Company is in default on this Preferred Debenture, the warrants have not been exercised. The balance of the note, net of discount was $50,000 at December 31, 2012 and 2011. The Company is in renegotiations with this lender.

On February 8, 2011, the Company entered into an unsecured Promissory Note agreement with an unrelated party for $200,000. The Note bears interest at 8% per year and matures on February 8, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 10,000,000 shares of its common stock to the lender. As a result of the shares issued with the Note, the Company recorded a $200,000 debt discount during 2011. The balance of the note, net of discount was $75,600 and $35,600 at December 31, 2012 and 2011, respectively.

Cardiff International, Inc.

Dba: Legacy Card Company

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011

On May 10, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on May 10, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. The balance of the note, net of discount was $8,200 and $3,200 at December 31, 2012 and 2011, respectively.

On September 30, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on October 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. The balance of the note, net of discount was $6,250 and $1,250 at December 31, 2012 and 2011, respectively.

On November 1, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $75,000. The Note bears interest at 8% per year and matures on November 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,750,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $75,000 debt discount during 2011. The balance of the note, net of discount was $16,192 and $1,192 at December 31, 2012 and 2011, respectively.

Notes payable at December 31, 2012 and 2011 are summarized as follows:

	December 31,	December 31,
	2012	2011

Legacy Investors, LLC	$518,000	$518,000
Maricopa Equity	100,000	100,000
International Card Establishment, Inc.	50,000	50,000
Other	375,000	375,000
Discount on notes	(218,758)	(283,758)
Total	$824,242	$759,242
Current portion	(718,000)	(718,000)
Long-term portion	$106,242	$41,242

4.	CONVERTIBLE NOTES PAYABLE

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

Convertible Notes Payable – Unrelated Party

On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matured on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. In conjunction with this loan, the Company issued warrants to purchase 5,000,000 shares of its common stock, exercisable at $0.08 per share, which expires on June 3, 2015. As a result of issued warrants, the Company recorded a $250,000 debt discount during 2009 that was fully amortized in 2011. As of December 31, 2012, the Company is in default on this Preferred Debenture and the warrants have not been exercised. The balance of the note, net of discount was $250,000 at December 31, 2012 and 2011.

Cardiff International, Inc.

Dba: Legacy Card Company

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011

On March 15, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $50,000. The Note bears interest at 8% per year and matures on December 19, 2012. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 42% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. During the year ended December 31, 2012, $10,000 of this note was converted into 1,388,889 shares of common stock. The balance of the note was $40,000 at December 31, 2012.

On March 29, 2012, the Company entered into a Loan Agreement with an unrelated party for $25,000. The Note bears interest at 6% per year and matured on September 29, 2012. In conjunction with the Loan, the Company agreed to issue 1,250,000 shares of common stock that was recorded as a discount of $25,000 and fully amortized in 2012.  The balance of the note was $25,000 at December 31, 2012.

On May 4, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $21,000. The Note bears interest at 8% per year and matures on February 4, 2013. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 42% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The balance of the note was $21,000 at December 31, 2012.

Convertible Note Payable – Related Party

On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matured in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company is in default on this Convertible Debenture, the warrants have not been exercised. The balance of the note was $150,000 at December 31, 2012 and 2011.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity. The balance of the note was $15,000 at December 31, 2012 and 2011.

On April 29, 2009, the Company entered into an unsecured Convertible Debenture agreement with a shareholder in the amount of $35,000. The Debenture was convertible into common shares of the Company at $0.08 per share at the option of the holder no earlier than August 21, 2009. The Debenture bore interest at 12% per year, matured on April 29, 2011, and was unsecured. All principal and unpaid accrued interest was due at maturity. During the year ended December 31, 2012, $35,000 of this note was converted into 860,127 shares of common stock. The balance of the note was $0 and $35,000 at December 31, 2012 and 2011, respectively.

Convertible notes at December 31, 2012 and 2011 are summarized as follows:

	December 31,	December 31,
	2012	2011

Unrelated party	$336,000	$250,000
Related party	165,000	200,000
Total - current	$501,000	$450,000

Cardiff International, Inc.

Dba: Legacy Card Company

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011

5.	NOTES PAYABLE – RELATED PARTY

On March 12, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on September 12, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company is due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011 the Company repaid $5,000 of the note. As of December 31, 2012, the warrants have not been exercised. As of December 31, 2012, the Company is in default on this Debenture Agreement. The balance of the note was $10,000 and $15,000 at December 31, 2012 and 2011, respectively.

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $19,990. The note bears interest at 12% per year and matured on October 27, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock exercisable at $0.10 per share and expire on April 27, 2014. As a result of the warrants issued, the Company recorded a discount of $19,990 during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. The Company is in default on this Preferred Debenture and the warrants have not been exercised. The balance of the note, net of discount was $19,990 at December 31, 2012 and 2011.

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and employee of the Company for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014, and is unsecured. Monthly interest-only payments are due from November 1, 2009 through October 1, 2014. The principal and interest balances are due upon maturity, however, prepayments are allowed. In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of December 31, 2012, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender. As a result of the 2,500,000 shares, the Company recorded a discount of $250,000 during 2009. As of December 31, 2012 and 2011, principal balance of the note was $157,590 and $163,090, respectively. As of December 31, 2012 and 2011, balance of the note net of discount was $113,840 and $94,340, respectively.

On March 10, 2011, the Company entered into a Promissory Note agreement with a shareholder for $25,000. The Note bears interest at 8% per year and matures on March 10, 2015. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the issuance of these shares, the Company recorded a debt discount of $25,000 during 2011. The balance of the note, net of discount was $9,050 and $4,050 at December 31, 2012 and 2011, respectively.

During July 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on May 16, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,500,000 shares of its common stock to the lender. As a result of the of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The Company has not distributed these shares to the lender, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at December 31, 2012. During the year ended December 31, 2012, $50,000 of this note was converted into 1,228,753 shares of common stock. The balance of the note, net of discount was $0 and $4,790 at December 31, 2012 and 2011, respectively.

On September 7, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The balance of the note, net of discount was $13,130 and $3,130 at December 31, 2012 and 2011, respectively.

Cardiff International, Inc.

Dba: Legacy Card Company

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011

On November 17, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The Company has not distributed these shares to the lender, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at December 31, 2012. The balance of the note, net of discount was $10,795 and $795 at December 31, 2012 and 2011, respectively.

Notes payable – related party at December 31, 2012 and 2011 are summarized as follows:

	December 31,	December 31,
	2012	2011

Total principal balance	$312,581	$373,081
Discount on notes	(135,775)	(230,985)
	176,806	142,096
Current portion	(19,990)	(24,990)
Long-term portion	$156,816	$117,106

6.	DERIVATIVE LIABILITY

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

Cardiff International, Inc.

Dba: Legacy Card Company

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011

Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions:

	December 31, 2012	December 31, 2011
Conversion feature:
Risk-free interest rate	0.01% to 0.27%	0.25%
Expected volatility	100%	100%
Expected life (in years)	0 -2 years	2 years
Expected dividend yield	0%	0%

Warrants:
Risk-free interest rate	–	0.88%
Expected volatility	–	100%
Expected weighted average life (in years)	–	0.1 to 5 years
Expected dividend yield	–	0%

Fair Value :
Conversion feature	$199,027	$291,163
Warrants	–	3,388,583
	$199,027	$3,679,746

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

The Company determined the fair value of the derivative liabilities related to debt instruments to be $3,679,746 as of December 31, 2011. During the year ended December 31, 2012, the Company recorded a gain for the change in fair value of derivative liabilities of $1,936,878 which is recorded in the accompanying statement of operations for the year then ended. Also in 2012, the completion of the increase in the number of authorized shares resulted in the extinguishment of the derivatives of $1,578,405 pertaining to warrants and options. As the warrants and options are related to equity instruments, the extinguishment of derivative liabilities was recorded as an increase in additional paid in capital. The fair value of the derivative liabilities was determined to be $199,027 at December 31, 2012.

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

There was no rent expense for the years ended December 31, 2012 and 2011 as such office space was contributed at no cost from the Company President. From inception (August 29, 2001) through December 31, 2012, rent expense was $514,936.

Payroll Taxes

The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of December 31, 2012 and 2011, to the Company estimates the amount of taxes, interest, and penalties that the Company would incur as a result of these unpaid taxes to be $374,223 and $335,823, respectively.

8.	INCOME TAXES

At December 31, 2012, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. At December 31, 2012 the Company has approximately $11,387,162, of state NOL carryforwards that expire through 2031. At December 31, 2011 the Company has approximately $11,493,162 in Federal NOL carryforwards that expire through 2031.

Cardiff International, Inc.

Dba: Legacy Card Company

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011

As of December 31, 2012 and 2011, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

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

9.	CAPITAL STOCK

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

During the year ended December 31, 2012, the Company granted 1,250,000 shares of its common stock valued at $25,000 to a note holder as additional consideration for the issuance of a note.  The value of the shares has been reflected by the Company as a valuation discount upon issuance of the note. The Company has yet to issue the shares as of December 31, 2012 but has reflected these shares as outstanding in the accompanying statement of shareholders’ deficiency.

During the year ended December 31, 2012, the Company issued 2,902,273 shares of common stock to consultants for services rendered that were valued at $139,272.

During the year ended December 31, 2012, the Company issued 46,958,514 shares of common stock to officers for the conversion of accrued salaries valued at $724,378.

Stock Options

Stock based compensation expense related to an employee for the year ended December 31, 2012 and 2011. The Company has issued options to purchase shares of common stock. As of December 31, 2012, the Company has 2,500,000 options outstanding with an exercise price of $0.10 per share.

There was no activity in relation to the Company’s Stock Options for the three and year ended December 31, 2012.

Warrants

The Company also issued warrants to purchase shares of common stock. As of December 31, 2012, the Company has 28,266,613 warrants outstanding with exercise prices ranging from $0.01 per share to $1.75 per share. These warrants expire through November 2015.

During the year ended December 31, 2012, the Company issued an additional 1,594,167 warrants in connection with the common stock cash subscriptions and 5,469,166 warrants expired or were surrendered.

Cardiff International, Inc.

Dba: Legacy Card Company

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011

10.	SUBSEQUENT EVENTS

In October 2013, the Board of Directors approved increasing the number of authorized share of common stock from 250,000,000 to 3,000,000,000 and authorize 2 classes of Preferred Stock having 4 class A authorized and 10,000,000 Class B authorized.

In December 2013, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to amend series B Preferred Stock Designations, Rights & Privileges and to authorize 5 additional classes of Preferred Stock having 10,000 class C with a par value of $0.00001; 1,000,000 class D with a par value of $0.001; 2,000,000 class E with a par value of $0.001; 1,000,000 class F with a par value of $0.001 and 2,000,000 class G with a par value of $0.001. After this action the Company has 8 classes of Common Stock and Preferred Stock. The total number of shares of stock which this Company has authority to issue is 3,16,010,004, of which 3,000,000,000 shares shall be Common Stock, $0.00001 par value per share; and 4 shares shall be Series A Preferred Stock, $0.0001 par value $0.0001 per share; and 10,000,000 shares shall be Series B Preferred Stock, $0.001 par value per share, and 10,000 shares shall be Series C Preferred Stock, $0.00001 par value per share; and 1,000,000 shares shall be Series D Preferred Shares, $0.001 par value per share; and 2,000,000 shares shall be Series E Preferred Shares, $0.001 par value per share; 1,000,000 shares shall be Series F Preferred Shares, $0.001 par value per share and 2,000,000 class G with a par value of $0.001.

During the three months ended March 31, 2013, the Company issued 60,509,257 share of its common stock for $72,750 in cash, services value at $200,000 and conversion of debt of $65,874.

During the three months ended June 30, 2013, the Company issued 8,926,657 share of its common stock for $35,000 in cash and services value at $13,800.

During the three months ended December 31, 2013, the Company issued 1,880,848,703 share of its common stock to the Company’s CEO for services.

In December 2013, the Company issued 1,116,255 shares of Series B preferred stock in exchange for approximately $3 million of outstanding debt. In addition the Company issued 28,000 shares of Series B preferred stock for $70,000 in cash that was received during the third quarter of 2013. Class B is authorized to have 10 Million shares, which have the right to bear dividends at the Board of Directors sole discretion, which have liquidation rights of $1.00 per share, which convert to common shares at the par value of 0.00001 but may not be converted into shares of Common Stock for a period of: a) six (6) months after purchase, if the Company voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) twelve (12) months if the Company does not file such public reports , which anti-dilutive to reverse stock splits, and have voting rights equal to 10 votes.

On December 5, 2013, the Company agreed to issue to Daniel Thompson, One Hundred and Twelve Thousand Five Hundred and Eighty Five (112,585) shares of Class “C” Preferred shares of stock pursuant to an agreement to convert the accrued principal and interest amount of $281,462.00 due him to Preferred Stock at a price of $2.50 per share.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

As described below under Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Rose, Snyder & Jacobs, our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our CEO and CFO have concluded that, as of December 31, 2012, our internal controls over financial reporting were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was ineffective as of December 31, 2012. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Daniel Thompson	65	Chairman/Chief Executive Officer

The above listed officer and director is not involved, and has not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

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

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

We adopted a code of ethics that applies to all officers, directors and employees of the Company, a copy of which was filed as Exhibit 14 to the Form 10-K for the fiscal year ended December 31, 2011.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, other than as is discussed in this Annual Report.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

Name and Other Annual Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Options/ SAR’s (#)	LTIP Payouts	Other Compensation

Daniel Thompson, CEO, Chairman	2012 2011	-300,000- -300,000-	-0- -0-	-0- -0-	-0- -0-	-0- -3,000,000-	-0- -0-	-0- -0-
	2010	-300,000-	-0-	-0-	-0-	-0-	-0-	-0-

Joseph DiLeonardo, President	2012 2011	-180,000- -180,000-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2010	-45,000-	-0-	-0-	-0-	-2,500,000-	-0-	-0-

Employment Agreements

On June of 2011 we entered into an employment agreement with Daniel Thompson. The terms of the agreement includes the following terms: (1) monthly salaries of $25,000, (ii) annual bonus of 2% pre-tax profits, (iii) five year term; (iv) medical and health benefits; (v) termination without cause results in compensation paid for four years, (vi) the sale of the Company results in compensation paid for three years.

On October 8, 2009 we entered into an employment agreement with Joseph DiLeonardo as President of Mission Tuition. Terms of this agreement include the following: (i) annual salary of $180,000, (ii) five year term, (iii) eligible for quarterly bonuses (TBD), (iv) medical and health benefits, and (v) granted 2,500,000 options to purchase to Company’s common stock.

In the future, the Company may approve payment of salaries for officers and directors. The Company also does not currently offer or have any benefits, such as health or life insurance, available to its employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2012, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 119,151,297 common shares were issued and outstanding as of December 31, 2012.

Shareholder	Common Stock (1)		Percentage

Daniel Thompson (2)	3,078,528	(3)	2.6%

Joseph DiLeonardo (2)	2,500,000		2.1%

All officers and directors as a group 2 persons	5,578,528		4.7%

TOTAL	5,578,528		4.7%

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3) Daniel Thompson is an officer and director, the amount listed includes 1,478,528 shares issued in the name of Daniel Thompson, and 1,600,000 shares owned by the Thompson Family Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended December 31, 2012 and 2011, we received loans from officers / directors Daniel Thompson in the amount of $0 and $1,350, respectively. During the years ended December 31, 2012 and 2011, we repaid loans to officers / directors Daniel Thompson in the amount of $51,599 and $140,080, respectively.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Weinberg & Associates, was paid an aggregate of $26,000 for the year ended December 31, 2012 and for professional services rendered for the audit of the Company's annual financial statements.

Our previous independent auditor, Rose, Snyder and Jacobs LLP, was paid an aggregate of $0 for the year ended December 31, 2012 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)

(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Previously filed.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 21, 2014.

Cardiff International, Inc.

By: /s/ Daniel Thompson

Daniel Thompson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Daniel Thompson	Chief Executive Officer and Director	January 21, 2014
Daniel Thompson	Title	Date

