Form 10-Q
period 2013-06-30
CARDIFF INTERNATIONAL INC
filed 2014-01-21
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)4

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐         No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

For the Quarter June 30, 2013

The following financial statements and schedules of the registrant are submitted herewith:

Part I - Financial Information

Item 1 -Financial Statements

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Cash	$34	$1,852
Advances to employees	1,659	1,659
Total current assets	1,693	3,511

Property and equipment, net of accumulated depreciation of $4,124	–	155
Deposits	600	600

Total Assets	$2,293	$4,266

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and accrued expenses	$799,264	$784,765
Accounts payable, related party	273,565	273,565
Interest payable	1,141,936	1,047,753
Accrued payroll taxes	393,423	374,223
Settlement payable, shareholder	48,250	50,500
Derivative liability	159,043	199,027
Due to officers	761,832	580,962
Notes Payable, unrelated party	718,000	718,000
Convertible notes payable	440,000	501,000
Notes payable, related-party - current portion	19,990	19,990
Total current liabilities	4,755,303	4,549,785

Long-Term Liabilities
Notes payable, unrelated-party, net of current portion and discount of $186,258 and $218,758 respectively	138,742	106,242
Notes payable, related-party, net of current portion and discount $110,775 and $135,775 respectively	181,816	156,816

Total liabilities	5,075,861	4,812,843

SHAREHOLDERS' DEFICIENCY

Common stock; 250,000,000 shares authorized with no par value; 188,587,221 and 119,151,297 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	9,026,585	8,639,161
Additional paid-in capital	1,700,214	1,700,214
Deficit accumulated during development stage	(15,800,367)	(15,147,952)
Total shareholders' deficiency	(5,073,568)	(4,808,577)

Total liabilities and shareholders' deficiency	$2,293	$4,266

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND THE PERIOD

AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2013

					From inception
					(August 29, 2001)
	Three Months Ended June 30,		Six Months Ended June 30,		through
	2013	2012	2013	2012	June 30, 2013

REVENUE	$–	$304	$–	$839	$1,869

OPERATING EXPENSES	155,295	71,837	322,043	325,107	13,711,703
					–
LOSS FROM OPERATIONS	(155,295)	(71,533)	(322,043)	(324,268)	(13,709,834)

OTHER INCOME (EXPENSE)
Interest Income	–	–	–	–	6,775
Sublease rental income	–	–	–	–	55,979
Other miscellaneous income	–	–	–	–	106,512
Change in value of derivative liability	433	1,978,942	39,984	1,988,621	817,638
Interest expense	(91,468)	(65,520)	(370,356)	(156,764)	(3,077,437)
TOTAL OTHER INCOME (EXPENSE)	(91,035)	1,913,422	(330,372)	1,831,857	(2,090,533)
					–
NET INCOME (LOSS) FOR THE PERIOD	$(246,330)	$1,841,889	$(652,415)	$1,507,589	$(15,800,367)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.00)	$0.03	$(0.00)	$0.03
-DILUTED	$(0.00)	$0.02	$(0.00)	$0.02

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES - BASIC	186,232,935	55,190,892	165,043,964	54,826,551
-DILUTED	186,232,935	76,856,725	165,043,964	76,492,384

  The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY (Unaudited)

For the six months ended June 30, 2013

				Accumulated
			Additional	Deficit
	Common Stock		Paid-in	During
	Shares	Amount	Capital	Exploration	Total

Balance December 31, 2012	119,151,297	8,639,161	1,700,214	(15,147,952)	(4,808,577)

Common stock issued for cash, $0.03 per share	200,000	6,000			6,000

Common stock issued for cash, $0.01 per share	2,450,000	24,500			24,500

Common stock issued for cash, $0.075 per share	300,000	2,250			2,250

Common stock issued for cash, $0.005 per share	15,000,000	75,000			75,000

Common stock issued for financing	22,760,000	213,800			213,800

Common stock issued upon conversion of convertible debenture	28,725,924	65,874			65,874

Net loss				(652,415)	(652,415)

Balance June 30, 2013	188,587,221	$9,026,585	$1,700,214	$(15,800,367)	$(5,073,568)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

dba LEGACY CARD COMPANY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND THE PERIOD

AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2013

			From inception
			(August 29, 2001)
	Six Months Ended June 30,		through
	2013	2012	June 30, 2013

OPERATING ACTIVITIES
Net income (loss)	$(652,415)	$1,507,589	$(15,800,367)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	155	7,876	266,090
Loss on disposal of property and equipment	–	–	20,480
Amortization of loan discount	57,501	62,666	1,418,838
Stock-based compensation	–	–	589,188
Change in value of derivative liability	(39,984)	(1,988,621)	(817,638)
Issuance of common stock for loan costs	–	–	110,000
Issuance of warrants for services	–	–	254,800
Issuance of warrants as loan costs	213,800	–	299,534
Issuance of common stock for services	–	–	1,441,222
Gain on settlement of accounts payable	–	–	(23,435)
(Increase) decrease in:
Advances to employees	–	–	(1,659)
Deposits	–	–	(600)
Increase (decrease) in:
Accounts payable and accrued expenses	33,700	29,011	1,588,027
Accrued officers' salaries	180,868	231,500	2,450,269
Interest payable	99,057	94,208	1,369,597
Settlement payable, shareholder	(2,250)	–	(41,750)
Net cash used in operating activities	(109,568)	(55,771)	(6,877,404)

INVESTING ACTIVITIES
Acquisition of property and equipment	–	–	(241,571)
Net cash used in investing activities	–	–	(241,571)

FINANCING ACTIVITIES
Proceeds from shareholder advances	–	–	1,463,477
Repayments of shareholder advances	–	(29,799)	(2,255,051)
Proceeds from ICE advance	–	–	50,000
Proceeds from note payable-Legacy Investors	–	–	451,428
Proceeds from note payable-Maricopa Equity Management	–	–	100,000
Proceeds from convertible notes payable, related-party	–	–	1,283,699
Proceeds from notes payable, unrealated-party	–	–	385,000
Repayment of notes payable, unrelated-party	–	–	(10,000)
Proceeds from note payable, convertible, unrelated-party	–	28,000	346,000
Proceeds from notes payable, related-party	–	–	494,990
Repayment of notes payable, related-party	–	(2,000)	(117,410)
Proceeds from sale of common stock	107,750	59,000	4,891,165
Write-off of payable	–	–	35,711
Net cash provided by financing activities	107,750	55,201	7,119,009

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,818)	(570)	34

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	1,852	8,874	–

CASH AND CASH EQUIVALENTS -END OF PERIOD	$34	$8,304	$34

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–	$–
Cash paid for taxes	$–	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of accrued salaries	$–	$–	$724,378
Common stock issued in connections with notes payable	$–	$–	$25,000
Common stock issued upon conversion of notes payable	$65,874	$–	$214,349
Extinguishment of fair value of derivatives	$–	$–	$1,578,405
Note payable used to pay off Accounts payable directly	$–	$68,000	$68,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC. dba: Legacy Card Company (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Six months ended June 30, 2013 and 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation. The purpose of the Company is to develop a co-marketing agreement with a premier national bank to offer an integrated financial program to consumers. Cardiff International, Inc. is a tech company who has developed a proprietary software system to track and manage consumer purchases from unlimited businesses: service companies, retailers, merchants, health industry, insurance industry, most consumer orientated businesses. Our software infrastructure tracks all commissions, rebates, discounts providing the public the ability to track all savings regardless of what program they participate in as long as the program utilizes the Cardiff technology.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The Company is in the development stage and as such has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. Specifically, the Company has cumulated net losses from inception (August 29, 2001) of $15,800,367 and has used cash of $6,877,404 in operating the Company during this same period. As of June 30, 2013, the Company had a shareholders’ deficiency of $5,073,568, is delinquent in payment of $393,423 in payroll taxes, and is in default of a significant amount of its outstanding debt. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2012 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

CARDIFF INTERNATIONAL, INC.

dba: Legacy Card Company

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2013 and 2012

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

Valuation of Derivative Instruments

FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. Prior to July 12, 2012, the Company did not have enough authorized shares to issue common shares resulting in the potential exercise or conversion of its issued and outstanding options/warrants and convertible notes, respectively. Accordingly, these instruments were reflected as derivative liabilities for the period ended June 30, 2012 and prior. In July 2012, the Company was successful in increasing the number of authorized shares in the corporate treasury effectively eliminating the majority of the derivative liability. As such derivative liabilities with a fair value of $1,578,405 on July 12, 2012 related to equity investments were extinguished and accounted for as additional paid in capital. In determining the appropriate fair value, the Company uses a weighted average Black-Scholes pricing model. At June 30, 2013 and 2012, the Company adjusted its derivative liability to its fair value and reflected the increase (decrease) in fair value for the six months ended June 30, 2013 and 2012, of $39,984 and $1,988,621, respectively, as other income on the Condensed Consolidated Statement of Operations.

CARDIFF INTERNATIONAL, INC. dba: Legacy Card Company (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Six months ended June 30, 2013 and 2012

Fair Value Measurements

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2013.

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability	$–	$–	$159,043	$159,043

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

CARDIFF INTERNATIONAL, INC. dba: Legacy Card Company (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Six months ended June 30, 2013 and 2012

During a period of net loss, all potentially dilutive securities are antidilutive. Accordingly, for the three and six months ended June 30, 2013, potentially dilutive securities have been excluded from the computations since they would be antidilutive. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2012.

	Three Months ended June 30, 2012	Six Months ended June 30, 2012

Numerator:
Net income	$1,841,888	$1,507,588
Denominator:
Weighted-average shares outstanding	55,190,892	54,826,551
Effect of dilutive securities	21,665,833	22,665,833
Weighted-average diluted shares	76,856,725	76,492,384
Basic earnings per common share	$0.03	$0.03
Diluted earnings per common share	$0.02	$0.02

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

Due to Officers

The Company borrows funds from Daniel Thompson who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has an employment agreement with Daniel Thompson whereby the Company provides for compensation of $25,000 per month. A total salary of $150,000 was accrued and reflected as an expense to Daniel Thompson during the six months ended June 30, 2013. The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at June 30, 2013 and December 31, 2012, was $372,332 and $281,462, respectively.

The Company has an employment agreement with the Company President whereby the Company provides for compensation of $15,000 per month. A total salary of $90,000 was accrued and reflected as an expense during the six months ended June 30, 2013. The total balance due to the President for accrued salaries at June 30, 2013 and December 31, 2012, was $334,500 and $244,500, respectively.

The total balance due others for accrued salaries at June 30, 2013 and December 31, 2012, was $55,000 and $55,000, respectively.

Accounts Payable- Related Party

At June 30, 2013 and December 31, 2012 the Company had amounts payable to a related party of $273,565 and $273,565, respectively, for professional services rendered.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see note 3).

CARDIFF INTERNATIONAL, INC. dba: Legacy Card Company (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Six months ended June 30, 2013 and 2012

3.	NOTES PAYABLE

Notes payable at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
Legacy Investors LLC	$518,000	$518,000
Maricopa Equity	100,000	100,000
International Care Establishment, Inc.	50,000	50,000
Other	375,000	375,000
Discount on Notes	(186,258)	(218,758)
Total	$856,742	$824,242
Current Portion	(718,000)	(718,000)
Long-Term Portion	$138,742	$106,242

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

During 2004, Legacy Card Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account. In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company. The balance on the note payable was $518,000 at June 30, 2013 and December 31, 2012, of which a portion is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company is in default under the terms of the loan agreement and continues to accrue interest on the outstanding principal balance.

Maricopa Equity Management Corporation

On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. The balance on the loan was $100,000 at June 30, 2013 and December 31, 2012. The Company is in default on this loan agreement.

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

CARDIFF INTERNATIONAL, INC. dba: Legacy Card Company (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Six months ended June 30, 2013 and 2012

Also, if ICE determines that the test launch was successful, ICE shall obtain up to three (3) $500,000 loan facilities for the Company within five (5) business days of the successful completion of the test launch. The Company will be required to repay the $50,000 advance directly from the loan proceeds. Upon receipt of each of the $500,000 loan facilities, the Company shall issue ICE a warrant to purchase three and one-third percent (3 1/3%) of the Company’s outstanding common stock on a fully diluted basis as of the date of issuance.  Each warrant shall have an exercise price equal to $200,000 and shall have a five (5) year term from the issuance date.

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

The balance outstanding on the advance from ICE at June 30, 2013 and December 31, 2012 was $50,000 and is currently in default.

Other

On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matured on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share and expire June 2, 2014. The Company is in default on this Preferred Debenture, the warrants have not been exercised. The balance of the note, net of discount was $50,000 at June 30, 2013 and December 31, 2012. The Company is in renegotiations with this lender.

On February 8, 2011, the Company entered into an unsecured Promissory Note agreement with an unrelated party for $200,000. The Note bears interest at 8% per year and matures on February 8, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 10,000,000 shares of its common stock to the lender. As a result of the shares issued with the Note, the Company recorded a $200,000 debt discount during 2011. The balance of the note, net of discount was $95,600 and $75,600 at June 30, 2013 and December 31, 2012, respectively.

On May 10, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on May 10, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. The balance of the note, net of discount was $10,700 and $8,200 at June 30, 2013 and December 31, 2012, respectively.

On September 30, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on October 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. The balance of the note, net of discount was $8,750 and $6,250 at June 30, 2013 and December 31, 2012, respectively.

On November 1, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $75,000. The Note bears interest at 8% per year and matures on November 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,750,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $75,000 debt discount during 2011. The balance of the note, net of discount was $23,692 and $16,192 at June 30, 2013 and December 31, 2012, respectively.

CARDIFF INTERNATIONAL, INC. dba: Legacy Card Company (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Six months ended June 30, 2013 and 2012

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

Convertible notes at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
Unrelated Party	$275,000	$336,000
Related Party	165,000	165,000
Total - Current	$440,000	$501,000

Convertible notes payable – unrelated party

On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matured on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. In conjunction with this loan, the Company issued warrants to purchase 5,000,000 shares of its common stock, exercisable at $0.08 per share, which expires on June 3, 2015. As a result of issued warrants, the Company recorded a $250,000 debt discount during 2009 which was fully amortized in prior years. As of June 30, 2013, the Company is in default on this Preferred Debenture and the warrants have not been exercised. The balance of the note was $250,000 at June 30, 2013 and December 31, 2012.

On March 15, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $50,000. The Note bears interest at 8% per year and matures on December 19, 2012. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 42% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. During the year ended December 31, 2012, $10,000 of this note was converted into 1,388,889 shares of common stock. During the three months ended March 31, 2013, $40,000 of this note and the outstanding interest of $3,333 was converted into 16,631,773 shares of common stock. The balance of the note, net of discount was $0 and $40,000 at June 30, 2013 and December 31, 2012, respectively.

On March 29, 2012, the Company entered into a Loan Agreement with an unrelated party for $25,000. The Note bears interest at 6% per year and matured on September 29, 2012. In conjunction with the Loan, the Company agreed to issue 1,250,000 shares of common stock.  The balance of the note, net of discount was $25,000 and $25,000 at June 30, 2013 and December 31, 2012, respectively.

On May 4, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $21,000. The Note bears interest at 8% per year and matures on February 4, 2013. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 42% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. During the three months ended March 31, 2013, $21,000 of this note and the outstanding interest of $1,540 was converted into 12,094,151 shares of common stock The balance of the note was $0 and $21,000 at June 30, 2013 and December 31, 2012, respectively.

CARDIFF INTERNATIONAL, INC. dba: Legacy Card Company (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Six months ended June 30, 2013 and 2012

Convertible Note Payable – Related Party

On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matured in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which was fully amortized in prior years. The Company is in default on this Convertible Debenture, the warrants have not been exercised. The balance of the note was $150,000 at June 30, 2013 and December 31, 2012.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder. The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity. The balance of the note was $15,000 at June 30, 2013 and December 31, 2012.

5.	NOTES PAYABLE – RELATED PARTY

Notes payable – related party at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
Total Principal Balance	$312,581	$312,581
Discount on Notes	(110,775)	(135,775)
	201,806	176,806
Current Portion	(19,990)	(19,990)
Total - Current	$181,816	$156,816

On March 12, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on September 12, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company is due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011 the Company repaid $5,000 of the note. As of June 30, 2013 and December 31, 2012, the Company was in default on this Debenture Agreement. The balance of the note was $10,000 as of June 30, 2013 and December 31, 2012, respectively.

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $19,990. The note bears interest at 12% per year and matured on October 27, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock exercisable at $0.10 per share and expire on April 27, 2014. As a result of the warrants issued, the Company recorded a discount of $19,990 during 2009 which was fully amortized in prior years. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. The Company is in default on this Preferred Debenture and the warrants have not been exercised. The balance of the note was $19,990 at June 30, 2013 and December 31, 2012.

CARDIFF INTERNATIONAL, INC. dba: Legacy Card Company (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Six months ended June 30, 2013 and 2012

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and employee of the Company for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014, and is unsecured. Monthly interest-only payments are due from November 1, 2009 through October 1, 2014. The principal and interest balances are due upon maturity, however, prepayments are allowed. In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of December 31, 2012, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender. As a result of the 2,500,000 shares, the Company recorded a discount of $250,000 during 2009. As of June 30, 2013 and December 31, 2012, the balance of this note net of discount was $126,340 and $113,840, respectively.

On March 10, 2011, the Company entered into a Promissory Note agreement with a shareholder for $25,000. The Note bears interest at 8% per year and matures on March 10, 2015. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the issuance of these shares, the Company recorded a debt discount of $25,000 during 2011. The balance of the note, net of discount was $11,550 and $9,050 at June 30, 2013 and December 31, 2012, respectively.

On September 7, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The balance of the note, net of discount was $18,130 and $13,130 at June 30, 2013 and December 31, 2012, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The balance of the note, net of discount was $15,795 and $10,795 at June 30, 2013 and December 31, 2012, respectively.

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

CARDIFF INTERNATIONAL, INC. dba: Legacy Card Company (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Six months ended June 30, 2013 and 2012

Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions:

	June 30, 2013	December 31, 2012
Conversion feature :
Risk-free interest rate	0.25 % to 0.27%	0.01 % to 0.27%
Expected volatility	300%	100%
Expected life (in years)	0.5 -1 years	0 – 2 years
Expected dividend yield	0%	0%

Fair Value :
Conversion feature	$159,043	$199,027
Warrants	-
	$159,043	$199,027

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

The Company determined the fair value of the derivative liabilities to be $159,043 as of June 30, 2013, and the Company recorded a gain for the change in fair value of derivative liabilities of $39,984 in the accompanying statement of operations for the period then ended.

7.	PAYROLL TAXES

The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of June 30, 2013, to the Company estimates the amount of taxes, interest, and penalties that the Company would incur as a result of these unpaid taxes to be $393,423.

8.	CAPITAL STOCK

During the six months ended June 30, 2013, the Company sold 17,950,000 shares of its common stock for $107,750; and issued three-year warrants to purchase common stock equal to 50% of the number of shares sold or 8,975,000.

During the six months ended June 30, 3013 the company issued 22,760,000 shares of common stock for financing costs valued at $213,800 and; 28,725,924 shares of common stock for the conversion of $65,874 in convertible notes and accrued interest.

Stock Options

The Company has issued options to purchase shares of common stock. As of June 30, 2013 the Company has 2,500,000 options outstanding with an exercise price of $0.10 per share.

There was no activity in relation to the Companies Stock Options for the six months ended June 30, 2013 and 2012.

Warrants

The Company also issued warrants to purchase shares of common stock. As of June 30, 2013, the Company has 36,941,613 warrants outstanding with exercise prices ranging from $0.01 per share to $1.75 per share. These warrants expire through April 2016.

During the six months ended June 30, 2013, the Company issued warrants to purchase 8,975,000 shares of common stock with exercise prices ranging from $0.008 to $0.03 to various investors in connection with the sale of common stock.

CARDIFF INTERNATIONAL, INC. dba: Legacy Card Company (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Six months ended June 30, 2013 and 2012

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

On December 5, 2013 ,Company agreed to issue to Daniel Thompson, One Hundred and Twelve Thousand Five Hundred and Eighty Five (112,585) shares of Class “C” Preferred shares of stock pursuant to an agreement to convert the accrued principal and interest amount of $281,462.00 due him to Preferred Stock at a price of $2.50 per share.

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

Operating History. We have not commenced active business operations. We anticipate we will commence active operations during the third quarter of 2013. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had no revenues since our formation.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2013 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Results of Operations

For the Three Months Ended June 30, 2013 and 2012

We had revenues in the amount of $0 and $304 for the three months ended June 30, 2013 and 2012, respectively.

We had operating expenses of $155,295, and $71,837 for the three months ended June 30, 2013 and 2012, respectively, representing an increase of $83,458. The increase is principally a result of an increase in accounting fees, meals and entertainment and dues and subscriptions.

We had a net loss of $246,330 for the three months ended June 30, 2013 compared to a net income of $1,841,889 for the three months ended June 30, 2012, representing a decrease of $2,088,219. The decrease was primarily due to an increase in the gain from the change in value of the derivative liability.

For the Six Months Ended June 30, 2013 and 2012

We had revenues in the amount of $0 and $839 for the six months ended June 30, 2013 and 2012, respectively.

We had operating expenses of $322,043, and $325,107, for the six months ended June 30, 2013 and 2012, respectively, representing a decrease of $3,064. The decrease is principally a result of a reduction in accounting fees.

We had a net loss of $652,415 for the six months ended June 30, 2013 compared to a net income of $1,507,589 six months ended June 30, 2012, representing a decrease of $2,160,004. The decrease was primarily due to an increase in the gain from the change in value of the derivative liability.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2013, we had $34 in cash and cash equivalents and total assets amounted to $2,293. At December 31, 2012 we had $1,852 of cash and cash equivalents, and total assets amounted to $4,266, which include fixed assets and other assets.

Net cash used in operating activities was $109,568 and $55,771 for the six months ended June 30, 2013 and 2012, respectively. The decrease in the amount of net cash used in operating activities during the six months ended June 30, 2013 compared to the same period last year was attributable to the loss resulting from the change in value of derivative liability of $39,984 during the six months ended June 30, 2013 compared to a loss resulting from the change in value of derivative liability of $1,988,621 for the six months ended June 30, 2012.

Net cash provided by financing activities was $107,750 and $55,201 for the six months ended June 30, 2013 and 2012, respectively. The cash flows from financing activities during the six months ended June 30, 2013 was attributable to proceeds from the sale of common stock of $107,750.

We have incurred operating losses since inception and at June 30, 2013, we had an accumulated deficit of $15,800,367.

Current liabilities at June 30, 2013 consisted primarily of accounts payable and accrued expenses of $799,264, accounts payable to related party of $273,565, payroll tax payable of $393,423, derivative liability of $159,043, amounts due to officer of $761,832, convertible and non-convertible promissory notes, net of discount, in the amount of $1,177,990, and accrued interest in the amount of $1,141,936. Current liabilities at December 31, 2012 consisted primarily of accounts payable and accrued expenses of $784,765, accounts payable to related party of $273,565, payroll tax payable of $374,223, derivative liability of $199,027, amounts due to officer of $580,962, convertible and non-convertible promissory notes, net of discount, in the amount of $1,238,990, and accrued interest in the amount of $1,047,753.

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

Off Balance Sheet Arrangements

As of June 30, 2013, we had no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the six months ended June 30, 2013.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

By /s/ Daniel Thompson
Chief Executive Officer

