Form 10-K
period 2013-12-31
CARDIFF INTERNATIONAL INC
filed 2014-08-19
CIK 811222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock, $0.00001 Par Value

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

As of June 30, 2014, registrant had outstanding 2,516,819,560 shares of common stock.

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

As a result of the Merger described above, on November 1, 2005 Legacy Card Company became a subsidiary of Cardiff International, Inc. .  Cardiff International, Inc. through Legacy Card Company developed a rewards program, which is targeted to families focused on saving money for educational needs known as Mission Tuition.

On February 7, 2006, Cardiff changed its fiscal year end to December 31st from September 30th.

In March of 2013, due to the downward turn in the economy, the Company began a strategy to diversify CDIF’s portfolio of companies.

In April of 2013 the Majority shareholders of CDIF voted to award Daniel Thompson 63% of the Common Shares and 1 Series A Preferred share. This gave Daniel Thompson the majority voting control of the Company.

In December of 2013 Daniel Thompson was issued 63% of the Common Shares, 720,000 Series B Preferred Shares, $0.001 par value and 1 Series A Preferred Share, $0.00001 par value. In addition, over 3 Million dollars in debt was removed by Novation Agreements issuing Series B and C Preferred Shares.

BUSINESS DEVELOPMENTS

Business development subsequent to the year ended 12/31/2013

The following business developments have been reported in our reports filed with the Securities and Exchange Commission (the “SEC”), which are referenced in Part IV, Item 15, of this Annual Report:

In May of 2014 Kathleen Roberton was appointed CEO/President of Cardiff International.

In May of 2014 We Three LLC was acquired with a Tax Free Exchange 400,000 Shares F Preferred Shares, $0.001 par; the value was stated $1,000,000 (pending audit).

In May of 2014 the Company adopted a new business governance referred to as “Collaborative Commonwealth™”.

In June of 2014 the Company acquired Romeo’s New York Pizza with a Tax Free Exchange 400,000 Series E Preferred Shares, $0.001 par value; the value was stated $1,000,000 (pending audit).

In July of 2014 the Company acquired Edge View Properties, Inc. with a Tax Free Exchange 300,000 Preferred Shares, $0.001 par value; the value was stated $750,000 (pending audit)

Organization

We are comprised of one corporation. All of our operations are conducted through this corporation.

Employees

Cardiff currently has four employees but anticipates it will hire additional personnel due to growth.

Competition

CDIF is a Holding Company who adopted a new business model known as "Collaborative Commonwealth™" a new form of governance. To date, we are not aware of any other Holding Company using the same business philosophy or governing policies. Our competition is substantially larger. Berkshire Hathaway is closets to our governance model under the (1934 Act) and there are approximately 43 plus successful Business Development Companies (1040 Act) all who are considered competition to CDIF and are established and available to the public for investment. These Companies offer experienced management; dividends and financial security.

Proprietary Information

We own no proprietary information.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have spent funds on research, development and evaluations within our business and plan to spend further funds to expand future business.

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

Our investor relations department can be contacted at our principal executive office located at, 2202 N New River Drive E, Unit 2202, Ft. Lauderdale, FL 33301. Our telephone number is (818) 783-2100.

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

Through inception until December 2013, CDIF has built missiontuition.com. One of the largest merchant shopping networks online with innovative software, affiliating with major retailers and working with one of the nations’ leading major banks. There can be no guarantee that Mission Tuition will ever be profitable. From our inception on August 29, 2001 through December 31, 2013, we generated $1,869 in total revenue. We had stockholders’ deficit of $1,808,959 as of December 31, 2013.

Future sales will no longer depend on missiontuition.com, future revenues will come from our new acquisitions. We cannot guarantee we will ever develop a substantial revenue from our subsidiary companies and as required, we must state there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended December 31, 2013 and December 31, 2012, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to acquire profitable businesses within CDIF; and

•	our ability to generate substantial revenues; and

•	our ability to obtain additional financing

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

Since we are a development stage company, that has generated minimal revenue, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We were incorporated in August 2001 and have focused all of our efforts on the development of our product and we have generated minimal amounts revenue. Based upon current plans, we expect to incur little to no operating losses in future periods. Further, there is no guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you hold, and could result in the loss of your entire investment.

We cannot predict when or if we will produce revenues which could result in a total loss of your investment if we are unsuccessful in our business plans.

We have generated limited revenues from operations since inception. In order for us to continue with our plans and open the business, we must generate revenue or find another source of capital. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, one could lose all of one’s investment if we are not successful in our proposed business plans.

Commencement and development of operations will depend on the acquisitions acquired. If CDIF acquires the wrong businesses it could lead to a loss of revenue which could result in a failure of businesses and a loss of any investment one makes in the shares.

The acquisition of these new companies is critically important to our success. We cannot be certain that the company’s acquired will remain profitable and could possibly loose revenues. In addition, there are no assurances that the acquisitions acquired will continue as profitable businesses and could adversely affect our business and any possible revenues.

If the businesses acquisitions fail, then our business would be materially affected, which could result in the loss of your entire investment.

Our Collaborative Commonwealth business model depends on our acquired companies future growth and management. There can be no assurance that we will generate revenues as our current acquisitions may fail. As a result, one could lose all of the one’s investment if we select the wrong acquisition.

The loss of the services of the current officers and directors could severely impact our business operations and future development, which could result in a loss of revenues and one’s ability to ever sell any shares.

The performance is substantially dependent upon the professional expertise of the current officers and board of directors. Each has extensive expertise in business development and acquisitions and we are dependent on their abilities. If they are unable to perform their duties, this could have an adverse effect on business operations, financial condition and operating results if we are unable to replace them with other individuals qualified to develop and market our business. The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any shares you hold as well as the complete loss of your investment.

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

Successful implementation of our business strategy depends on factors specific to acquiring successful businesses. Adverse changes in our acquisition process could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

•	The competitive environment in the specific field of business acquired; and

•	Our ability to acquire the right businesses that meet customers’ needs ; and

•	Our ability to establish, maintain and eventually grow market share in a competitive environment.

There are no substantial barriers to acquire established businesses and because we can acquire businesses in all types of industries, there is no guarantee the Company will acquire additional businesses, which could severely limit our proposed sales and revenues. If we cannot acquire established businesses, it could result in the loss of your investment.

Since we have no copyright protection, unauthorized persons may attempt to copy aspects of our business, including our governance design or functionality, services or marketing materials. Any encroachment upon our corporate information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their copyright, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations. As a result, an investor could lose his or her entire investment.

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

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;
•	changes in market valuations of other companies, particularly those that market services such as ours;
•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	introduction of product enhancements that reduce the need for our products;
•	departure of key personnel.

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

We do not expect to pay dividends on common stock in 2014.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock for the year 2014. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2013, there were 770 record holders of our common stock, and there were 2,069,435,924 shares of our common stock outstanding.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Recent Sales of Unregistered Securities

The Company issued 28,000 shares of Series B preferred stock for $100,000 in cash that was received during 2013.

During the year ended December 31, 2013, the Company issued 60,509,257 share of its common stock for $72,750 in cash, services value at $200,000 and conversion of debt of $65,874.

During the year ended December 31, 2013, the Company issued 8,926,657 share of its common stock for $35,000 in cash and services value at $13,800.

During the year ended December 31, 2013, the Company issued 1,880,848,703 share of its common stock to the Company’s CEO for services.

During the year ended December 31, 2013, the Company granted 1,250,000 shares of its common stock valued at $25,000 to a note holder as additional consideration for the issuance of a note.

During the year ended December 31, 2013, the Company issued 2,902,273 shares of common stock to consultants for services rendered that were valued at $139,272.

During the year ended December 31, 2013, the Company issued 46,958,514 shares of common stock to officers for the conversion of accrued salaries valued at $724,378.

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

The following table provides selected financial data about us for the fiscal years ended December 31, 2013 and December 31, 2012. For detailed financial information, see the audited Financial Statements included in this report.

Balance Sheet Data:

	Fiscal year ended December 31,
	2013	2012
Cash	$4,676	1,852
Total assets	$6,935	4,266
Total liabilities	$1,815,893	4,812,843
Shareholders' deficiency	$(1,808,959)	(4,808,577)

Operating Data:

Revenues	$–	839
Operating Expenses	$2,908,877	820,069
Net Income (Loss)	$(10,982,795)	596,245

Results of Operations

From our inception on August 29, 2001 through December 31, 2013, we have generated $1,869 of revenue. As a result we have very little operating history upon which to evaluate our intended business. In addition, we have a history of losses. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2013 and 2012 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully acquire new established businesses that generate revenues.

Operating Expenses. Operating expenses, which consisted of research and development and general and administrative expenses for the year ended December 31, 2013, were $2,908,877, as compared to the operating expenses for the year ended December 31, 2012 of $820,069. The difference is related to a decrease of staff members and marketing costs and officer stock based compensation of $2,257,018 was issued during 2013. Operating expenses for the period from August 29, 2001 through December 31, 2013 were $16,296,022.

Non-employee stock compensation. In December 2013, the Company issued 3,248,919 shares of Series B preferred stock and 54 shares of Series C preferred stock to certain investors of the organization. The aggregate costs amounted to a non-operating expense of $8,131,481. There was no such issuance in the prior year 2012.

Gain on conversion of debt. In December 2013, the Company issued 1,232,300 shares of Series B preferred stock and 21 shares of Series C preferred stock in exchange for outstanding debt of the organization. The aggregate exchange amounted a reduction of accounts payable related party of $273,565, a reduction of severance payable of $47,250, a reduction of officer salary payable of $857,942 and a reduction of principal and accrued interest of $1,485,580 and $1,028,528, respectively. The company recorded a gain on the conversion of debt in the amount of $520,558 for the year end December 31, 2013. There was no such issuance in the prior year 2012.

Change in value of derivative liability. During the year ended December 31, 2013, income resulting from the change in value of derivative liability amounted to $41,945 compared to a loss resulting from the change in value of derivative liability of $1,936,878 for the year ended December 31, 2012.

Interest Expense. During the year end December 31, 2013 and 2012, interest expense amounted to $505,586 and $521,403, respectively. The increase in interest was a result of additional borrowings in 2013 and write-off of the debt discount upon the conversion of the notes payable to preferred stock.

As a result of the foregoing, we had a net loss of $10,982,795 for the fiscal year ended December 31, 2013, which is compared to the net income for the year ended December 31, 2012 of $596,245.

Our activities have been completely directed at developing our business plan for eventually generating revenue. We operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $800,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, our directors have orally agreed to loan such funds as may be necessary through December 31, 2014 for working capital purposes, although they have no obligation to do so.

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

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $4,676. As of December 31, 2012, we had cash and cash equivalents of $1,852.

Net cash used for operating activities was $204,926 for the fiscal year ended December 31, 2013, which was comparable to the net cash used in operating activities of $255,822 for the fiscal year ended December 31, 2012.

Cash flows used for investing activities were $0 for the fiscal year ended December 31, 2013 and 2012, respectively.

Cash flows provided by financing activities were $207,750 for the fiscal year ended December 31, 2013, which compares to cash flows provided by financing activities of $248,800 for the fiscal year ended December 31, 2012.  These cash flows were all related to sales of common stock of $107,750 and Series B preferred stock of $100,000 and loans from shareholders.

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

Plan of Operation

The following milestones are assessments only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on sales, costs and needs.

In first quarter of 2013, it was decided to restructure CDIF into a new holding company who adopted a new business model known as "Collaborative Commonwealth™" a new form of governance enabling businesses to take advantage of the power of a public Company. Targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties and high return investments, all designed to pay a dividend to our shareholders. The reason for this was to protect our shareholders by acquiring small to minimum size businesses seeking support with both financing and management. The plan was to establish new classes of Preferred stock to streamline voting rights, negate debt and acquire new businesses. By December of 2013 the Company negated 90% plus of all debt; by May of 2014 the Company acquired four businesses, We Three, LLC; Romeo’s NY Pizza and Edge View Properties, Inc.

Recent Developments

As of this filing the Company has acquired We Three, LLC, Romeo’s NY Pizza Chain and Edge View Properties, Inc. with combined assets of approximately of $3,000,000.

Current Business Operations

Cardiff International, Inc., is currently structured as a Holding Company with holdings of several companies:

Recently Issued Accounting Pronouncements.

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cardiff International, Inc.

We have audited the accompanying consolidated balance sheets of Cardiff International, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. Cardiff International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff International, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2013 These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

August 19, 2014

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets
Cash	$4,676	$1,852
Other assets	1,659	1,659
Total current assets	6,335	3,511
Property and equipment, net of accumulated depreciation of $4,124	–	155
Deposits	600	600
Total Assets	$6,935	$4,266
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities
Accounts Payable and Accrued Expenses	$814,265	$784,765
Accounts payable, related party	–	273,565
Interest payable	121,440	1,047,753
Accrued payroll taxes	412,623	374,223
Settlement payable, shareholder	–	50,500
Derivative liability	97,391	199,027
Due to officers	49,500	580,962
Notes Payable, unrelated party	50,000	718,000
Convertible notes payable	195,750	501,000
Notes payable, related-party - current portion	–	19,990
Total current liabilities	1,740,969	4,549,785
Long-Term Liabilities
Notes payable, unrelated-party, net of current portion and discount of $0 and $218,758, respectively	–	106,242
Notes payable, related-party, net of current portion and discount $50,075 and $135,775, respectively	74,925	156,816
Total liabilities	1,815,894	4,812,843
Shareholders' Deficiency
Stock A Preferred	–
Stock B Preferred	11,324,471	–
Stock C Preferred	13,500	–
Common stock; 250,000,000 shares authorized with no par value; 2,069,435,924 and 119,151,297 shares issued and outstanding at December 31, 2013 and 2012, respectively	11,283,603	8,639,161
Additional paid-in capital	1,700,214	1,700,214
Deficit accumulated during development stage	(26,130,747)	(15,147,952)
Total shareholders' deficiency	(1,808,959)	(4,808,577)
Total liabilities and shareholders' deficiency	$6,935	$4,266

The accompanying notes are an integral part of these consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years Ended December 31,
	2013	2012

REVENUE	$–	$839
OPERATING EXPENSES	2,908,231	820,069
LOSS FROM OPERATIONS	(2,908,231)	(819,230)
OTHER INCOME (EXPENSE)
Non-Employee Stock compensation	(8,131,481)	–
Gain on debt conversion	520,558
Change in value of derivative liability	41,945	1,936,878
Interest expense	(505,586)	(521,403)
TOTAL OTHER INCOME (EXPENSE)	(8,074,564)	1,415,475
NET INCOME (LOSS) FOR THE PERIOD	$(10,982,795)	$596,245
INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.02)	$0.01
-DILUTED	$(0.02)	$0.01
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
- BASIC	471,136,721	72,655,027
-DILUTED	471,136,721	74,941,694

 The accompanying notes are an integral part of these consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

	Series B	Series C	Common Stock		Additional paid-in	Accumulated Deficit During
	Preferred	Preferred	Shares	Amount	Capital	Exploration	Total
Balance December 31, 2011			54,194,408	$7,472,783	$87,762	$(15,744,197)	$(8,183,652)

Common stock issued for cash, $0.05 per share	–	–	730,000	36,500	–	–	36,500
Common stock issued for cash, $0.02 per share	–	–	2,375,000	47,500	–	–	47,500
Common stock issued for cash, $0.01 per share	–	–	5,930,000	59,300	–	–	59,300
Common stock issued for cash, $0.015 per share	–	–	1,333,333	20,000	–	–	20,000
Common stock issued for services	–	–	2,902,273	139,272	–	–	139,272
Common stock issued upon conversion of accrued salaries	–	–	46,958,514	724,378	–	–	724,378
Common stock issued in connection with notes payable	–	–	1,250,000	25,000	–	–	25,000
Extinguishment of fair value of derivatives	–	–	–	–	1,578,405	–	1,578,405
Common stock issued upon conversion of convertible debenture	–	–	3,477,769	114,428	34,047	–	148,475
Net income	–	–	–	–	–	596,245	596,245
Balance December 31, 2012	–	–	119,151,297	8,639,161	1,700,214	(15,147,952)	(4,808,577)
Common Stock issued for cash, $0.006 average per share	–	–	17,950,000	107,750	–	–	107,750
Common stock issued for financing	–	–	22,760,000	213,800	–	–	213,800
Common stock issued upon conversion of convertible debenture	–	–	28,725,924	65,874	–	–	65,874
Common stock issued for officer compensation	–	–	1,880,848,703	2,257,018	–	–	2,257,018
Preferred shares issued for cash, $2.50 per share	100,000	–	–	–	–	–	100,000
Preferred shares issued upon conversion of convertible debt	5,071,478	4,320	–	–	–	–	5,075,798
Preferred shares issued for non-employee stock compensation	6,152,993	9,180	–	–	–	–	6,162,173

Net loss	–	–	–	–	–	(10,982,795)	(10,982,795)
Balance December 31, 2013	$11,324,471	$13,500	2,069,435,924	$11,283,603	$1,700,214	$(26,130,747)	$(1,808,959)

The accompanying notes are an integral part of these consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years Ended December 31,
	2013	2012

OPERATING ACTIVITIES
Net income (loss)	(10,982,795)	$596,245
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	155	15,752
Loss on disposal/writedown of assets	–	19,076
Amortization of loan discount	200,498	253,821
Stock-based compensation	2,470,818	139,272
Compensation expense for shareholders of record	8,131,481	–
Change in value of derivative liability	(101,636)	(1,936,878)
Issuance of warrants as loan costs	213,800	–
Increase (decrease) in:
Accounts payable and accrued expenses	67,899	13,107
Accrued officers' salaries	(24,531)	404,401
Interest payable	(177,365)	241,382
Settlement payable, shareholder	(3,250)	(2,000)
Net cash used in operating activities	(204,926)	(255,822)

FINANCING ACTIVITIES
Proceeds from note payable, convertible, unrelated-party	–	96,000
Repayment of notes payable, related-party	–	(10,500)
Proceeds from sale of common stock	107,750	163,300
Proceeds from sale of Series C Preferred Stock	100,000	–

Net cash provided by financing activities	207,750	248,800

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2.824	(7,022)

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	1,852	8,874
CASH AND CASH EQUIVALENTS -END OF PERIOD	$4,676	$1,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of accrued salaries	$–	$724,378
Common stock issued in connection with notes payable	$–	$25,000
Common stock issued upon conversion of notes payable	$65,874	$148,475
Extinguishment of fair value of derivatives	$–	$1,578,405

The accompanying notes are an integral part of these consolidated financial statements.

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation. In first quarter of 2013, it was decided to restructure CDIF into a new holding company who adopted a new business model known as "Collaborative Commonwealth™" a new form of governance enabling businesses to take advantage of the power of a public Company. Targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties and high return investments, all designed to pay a dividend to our shareholders. The reason for this was to protect our shareholders by acquiring small to minimum size businesses seeking support with both financing and management. The plan was to establish new classes of Preferred stock to streamline voting rights, negate debt and acquire new businesses. By December of 2013 the Company negated 90% plus of all debt; by May of 2014 the Company acquired four businesses, We Three, LLC; Romeo’s NY Pizza; Hi-Lo Farms/Cole Construction and Edge View Properties, Inc.

Development Stage Activities

The Company is a development stage enterprise. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three (3) months or less to be cash equivalents.

Advertising

Advertising costs are charged to expense when incurred. During the year ended December 31, 2013 and 2012, the amount charged to expense was $0 and $5,220, respectively. From inception (August 29, 2001) through December 31, 2013, advertising costs was $605,554.

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

Valuation of Derivative Instruments

FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. Prior to July 12, 2012, the Company did not have enough authorized shares to issue common shares resulting in the potential exercise or conversion of its issued and outstanding options/warrants and convertible notes, respectively. Accordingly, these instruments were reflected as derivative liabilities for the period ended June 30, 2012 and prior. In July 2012, the Company was successful in increasing the number of authorized shares in the corporate treasury effectively eliminating the majority of the derivative liability. As such derivative liabilities with a fair value of $1,578,405 on July 12, 2012 related to equity investments were extinguished and accounted for as additional paid in capital. In determining the appropriate fair value, the Company uses a weighted average Black-Scholes pricing model. At December 31, 2013 and 2012, the Company adjusted its derivative liability to its fair value and reflected the (increase) decrease in fair value for the years ended December 31, 2013 and 2012, of $41,945 and $1,936,878 respectively, as other income on the Consolidated Statement of Operations.

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2013 and 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – December 31, 2013	$–	$–	$157,082	157,082

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – December 31, 2012	$–	$–	$199,027	$199,027

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

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

During the year ended December 31, 2013 and 2012, depreciation and amortization expense was $155 and $15,752 respectively. During the year ended December 31, 2012, the Company determined that the value of its website design and patents and trademarks had been impaired and wrote down the value of these assets in the amount of $19,076.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2013 and 2012. During a period of net loss, all potentially dilutive securities are antidilutive. Accordingly, for the year ended December 31, 2013, potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future:

	Year	Year
	Ended	Ended
	December 31, 2013	December 31, 2012

Numerator:
Net income (loss)	$(11,010,428)	$596,245
Interest on convertible notes	–	185,798
Net income available for common shareholders	(11,010,428)	782,043

Denominator:
Weighted-average shares outstanding	471,136,721	72,655,027
Effect of dilutive securities	–	2,286,667
Weighted-average diluted shares outstanding	471,136,721	74,941,694

Basic earnings (loss) per share	$(0.02)	$0.01
Diluted earnings (loss) per share	$(0.02)	$0.01

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff International, Inc. and its wholly owned subsidiary, Legacy Card Company. All significant intercompany accounts and transactions are eliminated in consolidation.

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statementss.

2.         GOING CONCERN

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

These factors raise substantial doubts about the Company’s ability to continue as a going concern. Specifically, the Company has net losses for the year ended December 31, 2013 of $10,982,795 and has used cash of $204,926 in operating the Company during this same period. As of December 31, 2013, the Company had a shareholders’ deficiency of $1,808,959. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management has prospective investors and believes the raising of capital will allow the Company to pursue the development of its business. There can be no assurance that we will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish. rights to our acquisitions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. Should the Company not be able to raise sufficient funds, it may cease their operations.

3.         RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

The Company borrows funds from Daniel Thompson who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has an employment agreement with Daniel Thompson whereby the Company provides for compensation of $25,000 per month. A total salary of $300,000 was accrued and reflected as an expense to Daniel Thompson during each of the years ended December 31, 2013 and 2012, respectively. During the year end December 31, 2013, Mr. Thompson exchanged his accrued salary for 187,377 shares of Series B preferred shares with an aggregate value of $468,443. The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at December 31, 2013 and 2012, was $0 and $281,462, respectively.

During the year ended December 31, 2013, the Company issued 1,880,848,703 share of its common stock to the Mr. Thompson for services as the Company’s Chief Executive Officer. The value of the services amounted to $2,257,018.

The Company has an employment agreement with the Company President whereby the Company provides for compensation of $15,000 per month. A total salary of $180,000 was accrued and reflected as an expense during each of the years ended December 31, 2013 and 2012, respectively. During the year end December 31, 2013, the President exchanged his accrued salary for 155,800 shares of Series B preferred shares with an aggregate value of $389,500. The total balance due to the President for accrued salaries at December 31, 2013 and 2012, was $0 and $244,500, respectively.

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

The total balance due others for accrued salaries at December 31, 2013 and 2012, was $55,000 and $55,000, respectively.

Accounts Payable- Related Party

At December 31, 2013 and 2012 the Company had amounts payable to a related party of $0 and $273,565, respectively, for professional services rendered. The related party converted the amounts due into 98,483 shares of Series B Preferred and 1 shares of Series C preferred.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see note 3).

4.         NOTES PAYABLE

Legacy Investors, LLC

On August 5, 2004, the Company entered into a loan agreement with Legacy Investors, LLC, a Florida limited liability company. The initial loan amount of $1,000,000 (the “Initial Loan Amount”) was made by Legacy Investors, LLC upon the satisfaction of the post-closing covenant, comprised of a convertible debenture in the amount of $500,000 and an initial debenture for the amount of $500,000. Legacy Investors, LLC required funds to be deposited into an escrow account. Disbursements were required to be from an escrow agent. The convertible debenture and initial debentures bear interest at 10.00% per year and matured in August 2006. The indebtedness was convertible into Series B Preferred and one C Preferred Membership interests of the Company. This loan is secured by all assets of the Company.

During 2004, Legacy Card Company received $451,428, assumed $106,572 of fees, and the balance of $442,000 was deposited in an escrow account. In May 2005, $382,000 was paid back to Legacy Investors, LLC and $60,000 of fees was left with the escrow agent. During 2008, an additional $100,000 was repaid by an officer on behalf of the Company. On December 5, 2013, the remaining balance of the note and related accrued interest was converted into 480,186 shares of Series B Preferred stock and 1 share of Series C Preferred stock. The balance on the note payable was $0 and $518,000 at December 31, 2013 and 2012, respectively.

Under an event of default, the interest rate on both debentures increases to 18% and the terms of repayment and the maturity dates are subject to change. The Company was in default under the terms of the loan agreement until the conversion in December 2013.

Maricopa Equity Management Corporation

On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bears interest at 8% per annum and became due at the closing of the merger with Cardiff International, Inc. In connection with the loan, the Company issued 100,000 shares of common stock in 2005. On December 5, 2013, the remaining balance of the note and related accrued interest was converted into 57,600 shares of Series B Preferred stock and 1 share of Series C Preferred stock. The balance on the loan was $0 and $100,000 at December 31, 2013 and 2012, respectively. The Company is in default on this loan agreement.

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

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

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

The balance outstanding on the advance from ICE at December 31, 2013 and 2012 was $50,000.

Other

On June 2, 2009, the Company entered into a Loan Agreement with an unrelated party for $50,000. The note is non-interest bearing and matured on September 2, 2009. In conjunction with the Loan, the Company issued 1,500,000 warrants to purchase its common stock, exercisable at $0.20 per share and expire June 2, 2014. The Company is in default on this Preferred Debenture, the warrants have not been exercised. On December 5, 2013, the remaining balance of the note and related accrued interest was converted into 19,999 shares of Series B Preferred stock and 1 share of Series C Preferred stock. The balance of the note, net of discount was $0 and $50,000 at December 31, 2013 and 2012, respectively.

On February 8, 2011, the Company entered into an unsecured Promissory Note agreement with an unrelated party for $200,000. The Note bears interest at 8% per year and matures on February 8, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 10,000,000 shares of its common stock to the lender. As a result of the shares issued with the Note, the Company recorded a $200,000 debt discount during 2011. On December 5, 2013, the remaining balance of the note and related accrued interest was converted into 84,960 shares of Series B Preferred stock and 1 share of Series C Preferred stock. The balance of the note, net of discount was $0 and $75,600 at December 31, 2013 and 2012, respectively.

On May 10, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on May 10, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. On December 5, 2013, the remaining balance of the note and related accrued interest was converted into 10,440 shares of Series B Preferred stock and 1 share of Series C Preferred stock. The balance of the note, net of discount was $0 and $8,200 at December 31, 2013 and 2012, respectively.

On September 30, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $25,000. The Note bears interest at 8% per year and matures on October 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $25,000 debt discount during 2011. On December 5, 2013, the remaining balance of the note was converted into 10,000 shares of Series B Preferred stock The balance of the note, net of discount was $0 and $6,250 at December 31, 2013 and 2012, respectively.

On November 1, 2011, the Company entered into a Promissory Note agreement with an unrelated party for $75,000. The Note bears interest at 8% per year and matures on November 1, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,750,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $75,000 debt discount during 2011. On December 5, 2013, the remaining balance of the note was converted into 30,000 shares of Series B Preferred stock. The balance of the note, net of discount was $0 and $16,192 at December 31, 2013 and 2012, respectively.

Notes payable at December 31, 2013 and 2012 are summarized as follows:

	December 31,	December 31,
	2013	2012

Legacy Investors, LLC	$–	$518,000
Maricopa Equity	–	100,000
International Card Establishment, Inc.	50,000	50,000
Other	–	375,000
Discount on notes		(218,758)
Total	$50,000	$824,242
Current portion	(50,000)	(718,000)
Long-term portion	$–	$106,242

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

5.          CONVERTIBLE NOTES PAYABLE

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

Convertible Notes Payable – Unrelated Party

On June 3, 2010, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $250,000. The Note bears interest at 8% per year and matured on June 3, 2011. The Note is convertible into the Company’s common shares at $0.08 per share. In conjunction with this loan, the Company issued warrants to purchase 5,000,000 shares of its common stock, exercisable at $0.08 per share, which expires on June 3, 2015. As a result of issued warrants, the Company recorded a $250,000 debt discount during 2009 that was fully amortized in 2011. On December 5, 2013, the remaining balance of the note was converted into 100,000 shares of Series B Preferred stock. As of December 31, 2012, the Company is in default on this Preferred Debenture and the warrants have not been exercised. The balance of the note, net of discount was $0 and $250,000 at December 31, 2013 and 2012, respectively.

On March 15, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $50,000. The Note bears interest at 8% per year and matures on December 19, 2012. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 42% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. During the year ended December 31, 2013 and 2012, $10,000 and $40,000 of this note and accrued interest was converted into 16,631,813 and 1,388,889 shares of common stock, respectively. The balance of the note was $0 and $40,000 at December 31, 2013 and 2012, respectively.

On March 29, 2012, the Company entered into a Loan Agreement with an unrelated party for $25,000. The Note bears interest at 6% per year and matured on September 29, 2012. In conjunction with the Loan, the Company agreed to issue 1,250,000 shares of common stock that was recorded as a discount of $25,000 and fully amortized in 2012. On December 5, 2013, the remaining balance of the note and related accrued interest was converted into 9,585 shares of Series B Preferred stock and 1 share of Series C Preferred stock. The balance of the note was $0 and $25,000 at December 31, 2013 and 2012, respectively.

On May 4, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $21,000. The Note bears interest at 8% per year and matures on February 4, 2013. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 42% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. During the year ended December 31, 2013, the balance of the note and related accrued interest was converted into 12,094,151 share of common stock. The balance of the note was $0 and $21,000 at December 31, 2013 and 2012, respectively.

On August 10, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $15,000 and $7,500. The Note bears interest at 8% per year and matures on May 4, 2013. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 45% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The balance of the note was $22,500 and $0 at December 31, 2013 and 2012, respectively. The notes payable was converted into common stock in 2014.

On December 3, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $8,250. The Note bears interest at 8% per year and matures on September 5, 2013. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 45% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. During the year ended December 31, 2013 and 2012, $10,000 and $40,000 of this note and accrued interest was converted into 16,631,813 and 1,388,889 shares of common stock, respectively. The balance of the note was $0 and $40,000 at December 31, 2013 and 2012, respectively. The notes payable and accrued interest was converted into common stock in 2014.

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

Convertible Note Payable – Related Party

On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matured in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company is in default on this Convertible Debenture, the warrants have not been exercised. The balance of the note was $150,000 at December 31, 2013 and 2012.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity. The balance of the note was $15,000 at December 31, 2013 and 2012.

On April 29, 2009, the Company entered into an unsecured Convertible Debenture agreement with a shareholder in the amount of $35,000. The Debenture was convertible into common shares of the Company at $0.08 per share at the option of the holder no earlier than August 21, 2009. The Debenture bore interest at 12% per year, matured on April 29, 2011, and was unsecured. All principal and unpaid accrued interest was due at maturity. During the year ended December 31, 2012, $35,000 of this note was converted into 860,127 shares of common stock. The balance of the note was repaid at at December 31, 2012.

Convertible notes at December 31, 2013 and 2012 are summarized as follows:

	December 31,	December 31,
	2013	2012

Unrelated party	$30,750	$336,000
Related party	165,000	165,000
Total - current	$195,750	$501,000

6.          NOTES PAYABLE – RELATED PARTY

On March 12, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $20,000. The note bears interest at 12% per year and matured on September 12, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock, exercisable at $0.10 per share and expire March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company is due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011 the Company repaid $5,000 of the note. As of December 31, 2012, the warrants have not been exercised. As of December 31, 2013, the Company is in default on this Debenture Agreement. The balance of the note was $10,000 at December 31, 2013 and 2012.

On April 27, 2009, the Company entered into a Preferred Debenture agreement with a shareholder for $19,990. The note bears interest at 12% per year and matured on October 27, 2009. In conjunction with the Preferred Debenture, the Company issued 2,000,000 warrants to purchase its common stock exercisable at $0.10 per share and expire on April 27, 2014. As a result of the warrants issued, the Company recorded a discount of $19,990 during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On December 5, 2013, the remaining balance of the note and related accrued interest was converted into 10,651 shares of Series B Preferred stock and 1 share of Series C Preferred stock. The balance of the note, net of discount was $0 and $19,990 at December 31, 2013 and 2012, respectively.

On October 8, 2009, the Company entered into a Preferred Debenture agreement with an individual who is a shareholder and employee of the Company for $250,000. The Debenture bears interest at 7% per year and matures on October 1, 2014, and is unsecured. Monthly interest-only payments are due from November 1, 2009 through October 1, 2014. The principal and interest balances are due upon maturity, however, prepayments are allowed. In conjunction with the Debenture, the Company will issue 2,500,000 shares of its common stock to this lender, to be distributed at 500,000 shares per year for five years commencing October 1, 2009. As of December 31, 2013, the Company has distributed 500,000 shares and is due to distribute the remaining 2,000,000 shares of its common stock to the lender. As a result of the 2,500,000 shares, the Company recorded a discount of $250,000 during 2009. On December 5, 2013, the remaining balance of the note and related accrued interest was converted into 244,500 shares of Series B Preferred stock and 1 share of Series C Preferred stock. As of December 31, 2013 and 2012, principal balance of the note was $0 and $163,090, respectively. As of December 31, 2013 and 2012, balance of the note net of discount was $0 and $94,340, respectively.

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

On March 10, 2011, the Company entered into a Promissory Note agreement with a shareholder for $25,000. The Note bears interest at 8% per year and matures on March 10, 2015. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the issuance of these shares, the Company recorded a debt discount of $25,000 during 2011. On December 5, 2013, the remaining balance of the note and related accrued interest was converted into 10,320 shares of Series B Preferred stock and 1 share of Series C Preferred stock. The balance of the note, net of discount was $0 and $9,050 at December 31, 2013 and 2012, respectively.

During July 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on May 16, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 3,500,000 shares of its common stock to the lender. As a result of the of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The Company has not distributed these shares to the lender, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at December 31, 2012. During the year ended December 31, 2012, $50,000 of this note was converted into 1,228,753 shares of common stock. The balance of the note was repaid in 2012.

On September 7, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The balance of the note, net of discount was $23,130 and $13,130 at December 31, 2012 and 2011, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The Company has not distributed these shares to the lender, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at December 31, 2013. The balance of the note, net of discount was $20,795 and $10,795 at December 31, 2013 and 2012, respectively.

Notes payable – related party at December 31, 2012 and 2011 are summarized as follows:

	December 31,	December 31,
	2013	2012

Total principal balance	$125,000	$312,581
Discount on notes	(50,075)	(135,775)
	74,925	176,806
Current portion	-	(19,990)
Long-term portion	$74,925	$156,816

7.         DERIVATIVE LIABILITY

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

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions:

	December 31, 2013	December 31, 2012
Conversion feature:
Risk-free interest rate	0.01% to 0.27%	0.01% to 0.27%
Expected volatility	100%	100%
Expected life (in years)	0 -2 years	0 -2 years
Expected dividend yield	0%	0%

Warrants:
Risk-free interest rate	–	–
Expected volatility	–	–
Expected weighted average life (in years)	–	–
Expected dividend yield	–	–

Fair Value :
Conversion feature	$97,391	$199,027
Warrants	–	–
	$97,391	$199,027

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

The Company determined the fair value of the derivative liabilities related to debt instruments to be $1,936,878 as of December 31, 2011. During the year ended December 31, 2012, the Company recorded a gain for the change in fair value of derivative liabilities of $1,936,878 which is recorded in the accompanying statement of operations for the year then ended. Also in 2012, the completion of the increase in the number of authorized shares resulted in the extinguishment of the derivatives of $1,578,405 pertaining to warrants and options. As the warrants and options are related to equity instruments, the extinguishment of derivative liabilities was recorded as an increase in additional paid in capital. The fair value of the derivative liabilities was determined to be $157,082 at December 31, 2013.

8.         COMMITMENTS AND CONTINGENCIES

Operating Leases

There was no rent expense for the years ended December 31, 2013 and 2012 as such office space was contributed at no cost from the Company President. From inception (August 29, 2001) through December 31, 2013, rent expense was $514,936.

Payroll Taxes

The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of December 31, 2013 and 2012, to the Company estimates the amount of taxes, interest, and penalties that the Company would incur as a result of these unpaid taxes to be $412,623 and $374,223, respectively.

9.         INCOME TAXES

At December 31, 2013, the Company has net operating loss carryforwards available for federal tax purposes. Because of statutory “ownership changes” the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards available for state tax purposes. At December 31, 2013 the Company has approximately $22,355,645, of state NOL carryforwards that expire through 2031. At December 31, 2012 the Company has approximately $11,387,162 in Federal NOL carryforwards that expire through 2031.

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

As of December 31, 2013 and 2012, total deferred income tax assets consist principally of net operating loss carryforwards which have been fully reduced by a valuation allowance due to the uncertainty surrounding their ultimate realization.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2013 and 2012, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2006, and by the IRS for tax years through 2007. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

10.       CAPITAL STOCK

In October 2013, the Board of Directors approved increasing the number of authorized share of common stock from 250,000,000 to 3,000,000,000 and authorize 2 classes of Preferred Stock having 4 class A authorized and 10,000,000 Class B authorized.

In December 2013, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to amend series B Preferred Stock Designations, Rights & Privileges and to authorize 5 additional classes of Preferred Stock. After this action the Company has 8 classes of Common Stock and Preferred Stock.

The principal features of the Company's capital stock are as follows:

Series A Preferred Stock

As of December 31, 2013, the Company has designated 4 shares of preferred stock as Series A preferred stock, with a par value of $.01 per share, of which 1 share of preferred stock are issued and outstanding.  Class A is authorized to have 4 shares which do not bear dividends and converts to common shares four times the sum of: {all shares of Common Stock issued and outstanding at time of conversion + all shares of Series B Preferred Stocks issued and outstanding at time of conversion divided by the number of issued Class A shares at the time of conversion and have voting rights four times the sum of: {all shares of Common Stock issued and outstanding at time of voting + all shares of Series B Preferred Stocks issued and outstanding at time of voting divided by the number of Class A shares issued at the time of voting.

Series B Preferred Stock

As of December 31, 2013, the Company has designated 10,000,000 shares of preferred stock as Series B preferred stock, with a par value of $2.50 per share, of which 4,576,701 shares of preferred stock are issued and outstanding.  Shares of Series B Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series B Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series B Preferred Stock shall have voting rights equal to five (10) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.

In 2013, the Company issued 4,576,701 shares of Series B preferred stock in exchange for approximately $3 million of outstanding debt. In addition the Company issued 28,000 shares of Series B preferred stock for $100,000 in cash that was received during 2013.

On December 5, 2013, the Company agreed to issue to Daniel Thompson, Seven Hundred Twelve Thousand (720,000) shares of Class “C” Preferred shares of stock pursuant to an agreement to convert the accrued salaries of $468,442 and stock bonuses due him to Preferred Stock at a price of $2.50 per share.

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

Series C Preferred Stock

As of December 31, 2013, the Company has designated 10,000 shares of preferred stock as Series C preferred stock, with a par value of $.00001 per share, of which 75 shares of preferred stock are issued and outstanding.  Shares of Series C Preferred Stock are non-dilutive to reverse splits. The conversion rate of shares of Series C Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. One (1) share of Preferred Stock converts to 100,000 shares of Common Stock. Each share of Series C Preferred Stock shall have five (5) votes for any election or other vote placed before the shareholders of the Company. The price of each share of Series C Preferred Stock may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares. Shares of Series C Preferred Stock may not be converted into shares of Common Stock for a period of: a) six (6) months after purchase, if the Company voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) twelve (12) months if the Company does not file such public reports

During 2013, the Company agreed to issue 80 shares of Class “C” Preferred shares of stock pursuant to agreements to convert the notes payable including accrued principal, officer debt conversions and stockholder non-employee compensation.

Series D Preferred Stock

As of December 31, 2013, the Company has designated 1,000,000 shares of preferred stock as Series D preferred stock, with a par value of $.001 per share, of which no shares of preferred stock are issued and outstanding.  Shares of Series D Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series B Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series D Preferred Stock shall have voting rights equal to five (5) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series D Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series D Preferred Stock shall be $2.50.

Series E Preferred Stock

As of December 31, 2013, the Company has designated 2,000,000 shares of preferred stock as Series E preferred stock, with a par value of $.001 per share, of which no shares of preferred stock are issued and outstanding.  Shares of Series E Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series E Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series E Preferred Stock shall have voting rights equal to five (5) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series E Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series E Preferred Stock shall be $2.50

Series F Preferred Stock

As of December 31, 2013, the Company has designated 1,000,000 shares of preferred stock as Series F preferred stock, with a par value of $.001 per share, of which no shares of preferred stock are issued and outstanding.  Shares of Series F Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series F Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series F Preferred Stock shall have voting rights equal to five (5) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series F Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series F Preferred Stock shall be $2.50.

Series G Preferred Stock

As of December 31, 2013, the Company has designated 2,000,000 shares of preferred stock as Series G preferred stock, with a par value of $.001 per share, of which no shares of preferred stock are issued and outstanding.  Shares of Series G Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series G Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series G Preferred Stock shall have voting rights equal to five (5) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series G Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series G Preferred Stock shall be $2.50.

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

Common Stock

2013

In October 2013, the Board of Directors approved increasing the number of authorized share of common stock from 250,000,000 to 3,000,000,000 and authorize 2 classes of Preferred Stock.

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

During the year ended December 31, 2013, the Company issued 60,509,257 share of its common stock for $72,750 in cash, services value at $200,000 and conversion of debt of $65,874.

During the year ended December 31, 2013, the Company issued 8,926,657 share of its common stock for $35,000 in cash and services value at $13,800.

During the year ended December 31, 2013, the Company issued 1,880,848,703 share of its common stock to the Company’s CEO for services.

During the year ended December 31, 2013, the Company granted 1,250,000 shares of its common stock valued at $25,000 to a note holder as additional consideration for the issuance of a note.  The value of the shares has been reflected by the Company as a valuation discount upon issuance of the note. The Company has yet to issue the shares as of December 31, 2013 but has reflected these shares as outstanding in the accompanying statement of shareholders’ deficiency.

During the year ended December 31, 2013, the Company issued 2,902,273 shares of common stock to consultants for services rendered that were valued at $139,272.

During the year ended December 31, 2013, the Company issued 46,958,514 shares of common stock to officers for the conversion of accrued salaries valued at $724,378.

2012

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

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

11.        Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in the options outstanding at December 31, 2013, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.10	2,500,000	$0.10	8.99	2,500,000	$0.10
	2,500,000		9.27	2,500,000

A summary of the Company’s stock awards for options as of December 31, 2013 and changes for the year ended December 31, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2012	5,500,000	$0.09
Granted	–	–
Exercised	–	–
Expired/Cancelled	(3,000,000)	0.10
Outstanding, December 31, 2012	2,500,000	$0.09
Granted	–	–
Exercised	–	–
Expired/Cancelled	–	–
Outstanding, December 31, 2013	2,500,000	$0.08
Exercisable, December 31, 2013	2,500,000	$0.08

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2013 and December 31, 2012, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2013	December 31, 2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.31 to 1.71%	0 .85%
Expected stock price volatility	100%	100%
Expected dividend payout	-	-
Expected option life (in years)	5.00	5.00
Expected forfeiture rate	0%	0%
Fair value per share of options granted	$0.17	$3.65

The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company has no historical experience with which to establish a basis for determining an expected life of these awards. Therefore, the Company only gave consideration to the contractual terms and did not consider the vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures significant to the expected life of the option award.

We estimate the volatility of our common stock based on the calculated historical volatility of similar entities in industry, in size and in financial leverage whose share prices are publicly available. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.

There were no options exercised during the years ended December 31, 2013 or 2012.

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the years ended December 31, 2013 and 2012 was $0 and $0, respectively, net of tax effect. Total stock-based compensation expense in connection with options granted to non-employees recognized in the consolidated statement of operations for the years ended December 31, 2013 and 2012 was $0 and $0, respectively, net of tax effect. Additionally, none of the options outstanding and unvested as of December 31, 2013 had any intrinsic value.

Warrants

The following table summarizes the changes in the warrants outstanding at December 31, 2013, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$ 0.01 - $0.15	11,796,613	$0.08	1.02	11,796,613	$.0.08
$ 0.20	5,050,000	$0.20	1.43	5,050,000	$0.20

	16,846,613		1.15	16,846,613

A summary of the Company’s stock awards for warrants as of December 31, 2013 and changes for the year ended December 31, 2013 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2012	31,141,612	$–
Granted	2,915,000	0.05
Exercised	–	–
Expired/Cancelled	(5,789,999)	0.14
Outstanding, December 31, 2012	28,266,613	0.08
Granted	–	–
Exercised	–	–
Expired/Cancelled	(11,420,000)	0.11
Outstanding, December 31, 2013	16,848,613	0.06
Exercisable, December 31, 2013	16,848,613	0.06

12.       SUBSEQUENT EVENTS

Preferred stock issuance

On June 30, 2014, the Company has approved, to Amend the Designations, Rights & Privileges of Series C and authorize 4 additional classes of Preferred Stock having 5,000,000 class H authorized with a par value of .001; 20,000,000 class I authorized with a par value of .001; 10,000,000 class J authorized with a par value of ..001; 10,000,000 class K authorized with a par value of .001. This action became effective upon the filing of an amendment to our Articles of Incorporation with the Secretary of State of Colorado.

Cardiff International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

Notes Payable conversions

In January and February 2014, $22,500 and $8,250 of notes payable and accrued interest were converted into 62,383,636 shares of common stock.

Acquisitions

We Three, LLC

The Company completed the acquisition of We Three, LLC (d/b/a Affordable Housing Initiative)(“AHI”) The acquisition became effective, May 15, 2014. The Company issued approximately 400,000 shares of Preferred Class “F” Shares as consideration for the Acquisition. Based on the price of $2.50 per Preferred “F” Class of stock the acquisition consideration represents a $1,000,000 evaluation.

The Preferred “F” share of stock was adjusted as a result of the authorization and declaration of a special distribution with a conversion rate of 1 to 5 Common Stock ("Special Conversion"). The Special Conversion right is granted as a result of a Lock-Up/Leak-Out clause designated by CDIF pursuant to the terms of the Acquisition.

Romeo's NY Pizza

On June 30, 2014, the Company completed the acquisition of Romeo’s NY Pizza. The Company issued approximately 400,000 shares of Preferred Class “D” Shares as consideration for the Acquisition. Based on the price of $2.50 per Preferred “D” Class of stock the acquisition consideration represents a $1,000,000 evaluation.

The Preferred “D” share of stock was adjusted as a result of the authorization and declaration of a special distribution with a conversion rate of 1 to 5 Common Stock ("Special Conversion"). The Special Conversion right is granted as a result of a Lock-Up/Leak-Out clause designated by CDIF pursuant to the terms of the Acquisition.

Edge View Properties –

On July 11, 2014, the Company completed the acquisition of Edge View Properties. The Company issued 300,000 shares of Preferred Class “E” Shares as consideration for the Acquisition. Based upon the price of $2.50 per Preferred “E” Class of Stock. The Acquisition consideration represents a $750,000 evaluation.

The Preferred “E” share of stock was adjusted as a result of the authorization and declaration of a special distribution with a conversion rate of 1 to 5 Common Stock ("Special Conversion"). The Special Conversion right is granted as a result of a Lock-Up/Leak-Out clause designated by CDIF pursuant to the terms of the Acquisition.

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

As described below under Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and KLJ & Associates, LLP our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our CEO and CFO have concluded that, as of December 31, 2013, our internal controls over financial reporting were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was ineffective as of December 31, 2013. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Daniel Thompson	65	Chairman/Chief Financial Officer former Chief Executive Officer

Kathy Roberton	55	Chief Executive Officer

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

Kathy Roberton: Kathy specializes in acquiring small to midsize private companies, securing financing for underfunded companies and restructuring public companies. Most recently, Ms. Roberton took her OTC Public company (ARNH) from zero to over seventeen million dollars in assets in less than six months, after which she sold the Company in February of 2014 to make a lateral move as the CEO for a newly emerging QB company. Ms. Roberton has a very diverse background as an industry professional. She was the Co-founder and operator of a multi-specialty medical practice, the former Chairman/CEO of ProLook Technologies specializing in video production, online sales and marketing strategies; as well as a Network Marketing public speaker and recruiting expert. Ms. Roberton is a highly sought after consultant for manufacturers operating in diverse sectors who desire to bring their products to market in different verticals, including through network marketing, franchise roll outs and online marketing. Ms. Roberton attended Rogue Valley School of Business and Liberty University with a major in Business and minor in Psychology.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

Name and Other Annual Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Options/ SAR’s (#)	LTIP Payouts	Other Compensation

Daniel Thompson, Chairman, CFO	2013 2012	-300,000- -300,000-	-0- -0-	-0- -0-	2,257,018 (1) -0-	-0- -0-	-0- -0-	-0- -0-
	2011	-300,000-	-0-	-0-	-0-	-3,000,000-	-0-	-0-

Kathy Roberton, CEO	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Joseph DiLeonardo, Former President	2013 2012	-180,000- -180,000-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2011	-180,000-	-0-	-0-	-0-	-0-	-0-	-0-

(1) On October 20, 2013, the Company issued 1,880,848,703 shares of common stock to Mr. Thompson amounted to $2,257,018.

Employment Agreements

On May 15, 2014 we entered into an employment agreement with Kathy Roberton as Chief Executive Officer. Terms of this agreement include the following: (i) annual salary of $300,000, (ii) five year term, (iii) eligible for quarterly bonuses (TBD), (iv) medical and health benefits.

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

In July 2013, the employment agreement with Joseph DiLeonardo expired.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2013, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 2,516,819,600 common shares were issued and outstanding as of June 30, 2014.

Shareholder	Common Stock (1)		Percentage

Daniel Thompson (2)	1,883,927,231	(3)	62.6%

Joseph DiLeonardo (2)	2,500,000		2.1%

All officers and directors as a group 2 persons	5,578,528		4.7%

TOTAL	5,578,528		4.7%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended December 31, 2013 and 2012, we received loans from officers/directors Daniel Thompson in the amount of $0 and $1,350, respectively. During the years ended December 31, 2013 and 2012, we repaid loans to officers / directors Daniel Thompson in the amount of $51,599 and $51,599, respectively.

Conversion of equity

On October 20, 2013, the Company issued 1,880,848,703 shares of common stock to Mr. Thompson amounted to $2,257,018 ,

On December 5, 2013, the Company issued one (1) Series A Preferred Stock, $0.0001 (Voting Share)

On December 6, 2013, the Company issued 720,000 Series B Preferred Shares $0.001 par value and 1 Series C Preferred Share, par value $0.0001 to Mr. Thompson amounted to $1,800,003.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, KLJ & Associates, was paid an aggregate of $ for the year ended December 31, 2013 and for professional services rendered for the audit of the Company's annual financial statements.

Our previous independent auditor, Weinberg and Associates, was paid an aggregate of $26,000 for the year ended December 31, 2012 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)

(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

99.1	Temporary Hardship Exemption

101.INS**	XBRL Instances Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Previously filed.

** To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2014.

Cardiff International, Inc.

By: /s/ Daniel Thompson
Daniel Thompson, Chief Financial Officer and Chairman

By: /s/ Kathy Roberton
Kathy Roberton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Daniel Thompson	Chief Financial Officer and Director	August 19, 2014
Daniel Thompson	Title	Date

/s/ Kathy Roberton	Chief Executive Officer	August 19, 2014
Kathy Roberton	Title	Date

