Form 10-Q
period 2014-03-31
CARDIFF INTERNATIONAL INC
filed 2014-08-19
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)4

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

For the Quarter March 31, 2014

The following financial statements and schedules of the registrant are submitted herewith:

Part I - Financial Information

Item 1 -Financial Statements

CARDIFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash	$46,330	$4,676
Advances to employees	–	1,659
Total current assets	46,330	6,335

Property and equipment, net of accumulated depreciation of $4,124 and $3,969	–	–
Note receivable - related party	45,000	–
Deposits	600	600

Total Assets	$91,930	$6,935

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and accrued expenses	$818,364	$814,265
Interest payable	130,025	121,440
Accrued payroll taxes	422,223	412,623
Derivative liability	48,778	97,391
Due to officers	103,600	49,500
Notes Payable, unrelated party	50,000	50,000
Convertible notes payable	165,000	195,750
Notes payable, related-party - current portion	10,000	–
Total current liabilities	1,747,990	1,740,969

Long-Term Liabilities
Notes payable, related-party, net of current portion and discount $44,325 and $50,075, respectively	77,825	74,925

Total liabilities	1,825,815	1,815,894

SHAREHOLDERS' DEFICIENCY

Series B Preferred	11,362,468	11,324,471
Stock C Preferred	13,520	13,500
Stock F Preferred	109,983	–
Common stock; 250,000,000 shares authorized with no par value; 2,416,819,560 and 2,069,435,924 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	11,318,463	11,283,603
Additional paid-in capital	1,700,214	1,700,214
Deficit accumulated during development stage	(26,238,533)	(26,130,737)
Total shareholders' deficiency	(1,733,885)	(1,808,959)

Total liabilities and shareholders' deficiency	$91,930	$6,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three months ended March 31,
	2014	2013

REVENUE	$–	$–

OPERATING EXPENSES	140,804	166,748

LOSS FROM OPERATIONS	(140,804)	(166,748)

OTHER INCOME (EXPENSE)
Change in value of derivative liability	48,613	39,551
Interest expense	(15,595)	(278,888)
TOTAL OTHER INCOME (EXPENSE)	33,018	(239,337)

NET LOSS FOR THE PERIOD	$(107,786)	$(406,085)

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	2,232,637,762	143,619,559

The accompanying notes are an integral part of these consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(107,786)	$(406,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	–	155
Amortization of loan discount	2,900	28,750
Change in value of derivative liability	(48,613)	(39,551)
Issuance of warrants as loan costs	–	200,000
(Increase) decrease in:
Advances to employees	1,659	–
Increase (decrease) in:
Accounts payable and accrued expenses	13,699	16,599
Accrued officers' salaries	54,100	86,700
Interest payable	8,585	50,139
Settlement payable, shareholder	–	(2,250)
Net cash used in operating activities	(75,456)	(65,543)

INVESTING ACTIVITIES
Advances - notes receivable	(45,000)	–
Net cash used in investing activities	(45,000)	–

FINANCING ACTIVITIES
Proceeds from notes payable, unrelated-party	10,000	–
Proceeds from sale of common stock	4,110	72,750
Proceeds from sale of Preferred stock	148,000	–
Net cash provided by financing activities	162,110	72,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,654	7,207

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	4,676	1,852

CASH AND CASH EQUIVALENTS -END OF PERIOD	$46,330	$9,059

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$30,750	$65,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Three months ended March 31, 2014 and 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation. In first quarter of 2013, it was decided to restructure CDIF into a new holding company who adopted a new business model known as "Collaborative Commonwealth™" a new form of governance enabling businesses to take advantage of the power of a public Company. Targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties and high return investments, all designed to pay a dividend to our shareholders. The reason for this was to protect our shareholders by acquiring small to minimum size businesses seeking support with both financing and management. The plan was to establish new classes of Preferred stock to streamline voting rights, negate debt and acquire new businesses. By December of 2013 the Company negated 90% plus of all debt; by July of 2014 the Company acquired four businesses, We Three, LLC; Romeo’s NY Pizza; Hi-Lo Farms/Cole Construction and Edge View Properties, Inc.

Interim Financial Statements

The unaudited condensed consolidated financial statements of Cardiff, a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim condensed consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The balance sheet information as of December 31, 2013 was derived from the audited financial statements included in Form 10K filed with the Securities and Exchange Commission. These interim financial statements should be read in conjunction with that report.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of March 31, 2014, the Company had a shareholders’ deficiency of $1,733,885, is delinquent in payment of $422,223 in payroll taxes and is in default of a significant amount of its outstanding debt. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Three months ended March 31, 2014 and 2013

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

Valuation of Derivative Instruments

FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. Prior to July 12, 2012, the Company did not have enough authorized shares to issue common shares resulting in the potential exercise or conversion of its issued and outstanding options/warrants and convertible notes, respectively. Accordingly, these instruments were reflected as derivative liabilities for the period ended June 30, 2012 and prior. In July 2012, the Company was successful in increasing the number of authorized shares in the corporate treasury effectively eliminating the majority of the derivative liability.  As such derivative liabilities with a fair value of $1,578,405 on July 12, 2012 related to equity investments were extinguished and accounted for as additional paid in capital. In determining the appropriate fair value, the Company uses a weighted average Black-Scholes pricing model. At March 31, 2014 and 2013, the Company adjusted its derivative liability to its fair value and reflected the increase (decrease) in fair value for the three months ended March 31, 2014 and 2013, of $48,613 and $39,551, respectively, as other income on the Condensed Consolidated Statement of Operations.

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

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Three months ended March 31, 2014 and 2013

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

	Level 1	Level 2	Level 3	Level 4
Fair Value of Derivative Liability	$–	$–	$48,613	$48,613

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

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Three months ended March 31, 2014 and 2013

During a period of net loss, all potentially dilutive securities are antidilutive. Accordingly, for the three months ended March 31, 2014 and 2013, potentially dilutive securities have been excluded from the computations since they would be antidilutive.

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

Recent Accounting Pronouncements

ASU 2014-10, Development Stage Entities

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

2.	RELATED PARTY TRANSACTIONS

Due to Officers

The Company borrows funds from Daniel Thompson who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has an employment agreement with Daniel Thompson whereby the Company provides for compensation of $25,000 per month. A total salary of $75,000 was accrued and reflected as an expense to Daniel Thompson during the three months ended March 31, 2014.  The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at March 31, 2014 and December 31, 2013, was $48,600 and $0, respectively.

The total balance due others for accrued salaries at March 31, 2014 and December 31, 2013, was $50,000 and $49,500, respectively.

Notes Payable - Related Party

At March 31, 2014 and December 31, 2013 the Company had amounts payable to a related party of $10,000 and $0, respectively, for advances to the Company. The note was repaid in April 2014.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see note 3).

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Three months ended March 31, 2014 and 2013

3.	NOTES PAYABLE, UNRELATED PARTY

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

The balance outstanding on the advance from ICE at March 31, 2014 and December 31, 2013 was $50,000 and is currently in default.

4.	CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE RELATED PARTY

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

Convertible notes at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
Unrelated Party	$–	$30,750
Related Party	165,000	165,000
Total - Current	$165,000	$195,750

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Three months ended March 31, 2014 and 2013

Convertible notes payable – unrelated party

On August 10, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $15,000 and $7,500. The Note bears interest at 8% per year and matures on May 4, 2013. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 45% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The balance of the note was $22,500 and $0 at December 31, 2013 and 2012, respectively. The notes payable was converted into common stock.

On December 3, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $8,250. The Note bears interest at 8% per year and matures on September 5, 2013. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 45% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The balance of the note was $0 and $8,250 at March 31, 2014 and December 31, 2013, respectively. The notes payable and accrued interest was converted into common stock.

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

Notes payable – related party at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
Total Principal Balance	$122,150	$125,000
Discount on Notes	(44,325)	(50,075)
	77,825	74,925
Current Portion	–	–

Total - Current	$77,825	$74,925

On September 7, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The balance of the note, net of discount was $33,130 and $23,130 at March 31, 2014 and December 31, 2013, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The Company has not distributed these shares to the lender, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at December 31, 2013. The balance of the note, net of discount was $30,795 and $20,795 at March 31, 2014 and December 31, 2013, respectively.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity.  The balance of the note was $12,150 at March 31, 2014 and December 31, 2013.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Three months ended March 31, 2014 and 2013

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

Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions:

	March 31, 2014	December 31, 2013
Conversion feature:
Risk-free interest rate	0.01 % to 0.27%	0.01 % to 0.27%
Expected volatility	100%	100%
Expected life (in years)	0 – 2 years	0 – 2 years
Expected dividend yield	0%	0%

Fair Value:
Conversion feature	$48,778	$97,391
Warrants	–
	$48,778	$97,391

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

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Three months ended March 31, 2014 and 2013

The Company determined the fair value of the derivative liabilities to be $48,778 as of March 31, 2014, and the Company recorded a gain for the change in fair value of derivative liabilities of $48,613 in the accompanying statement of operations for the period then ended.

7.	PAYROLL TAXES

The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of March 31, 2014, to the Company estimates the amount of taxes, interest, and penalties that the Company would incur as a result of these unpaid taxes to be $422,223.

8.	CAPITAL STOCK

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

The principal features of the Company's capital stock are as follows:

Series A Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company has designated 4 shares of preferred stock as Series A preferred stock, with a par value of $.01 per share, of which 1 share of preferred stock are issued and outstanding.  Class A is authorized to have 4 shares which do not bear dividends and converts to common shares four times the sum of: {all shares of Common Stock issued and outstanding at time of conversion + all shares of Series B Preferred Stocks issued and outstanding at time of conversion divided by the number of issued Class A shares at the time of conversion and have voting rights four times the sum of: {all shares of Common Stock issued and outstanding at time of voting + all shares of Series B Preferred Stocks issued and outstanding at time of voting divided by the number of Class A shares issued at the time of voting.

Series B Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company has designated 10,000,000 shares of preferred stock as Series B preferred stock, with a par value of $2.50 per share, of which 4,576,701 shares of preferred stock are issued and outstanding.  Shares of Series B Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series B Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series B Preferred Stock shall have voting rights equal to five (10) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Three months ended March 31, 2014 and 2013

In 2014, the Company issued 4,576,701 shares of Series B preferred stock in exchange for approximately $3 million of outstanding debt. In addition the Company issued 28,000 shares of Series B preferred stock for $100,000 in cash that was received during 2013.

On December 5, 2013, the Company agreed to issue to Daniel Thompson, Seven Hundred Twelve Thousand (720,000) shares of Class “C” Preferred shares of stock pursuant to an agreement to convert the accrued salaries of $468,442 and stock bonuses due him to Preferred Stock at a price of $2.50 per share.

Series C Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company has designated 10,000 shares of preferred stock as Series C preferred stock, with a par value of $.00001 per share, of which 75 shares of preferred stock are issued and outstanding.  Shares of Series C Preferred Stock are non-dilutive to reverse splits. The conversion rate of shares of Series C Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. One (1) share of Preferred Stock converts to 100,000 shares of Common Stock. Each share of Series C Preferred Stock shall have five (5) votes for any election or other vote placed before the shareholders of the Company. The price of each share of Series C Preferred Stock may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares. Shares of Series C Preferred Stock may not be converted into shares of Common Stock for a period of: a) six (6) months after purchase, if the Company voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) twelve (12) months if the Company does not file such public reports

During 2014, the Company agreed to issue 20 shares of Class “C” Preferred shares of stock pursuant to agreements

Series D Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company has designated 1,000,000 shares of preferred stock as Series D preferred stock, with a par value of $.001 per share, of which no shares of preferred stock are issued and outstanding.  Shares of Series D Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series B Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series D Preferred Stock shall have voting rights equal to five (5) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series D Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series D Preferred Stock shall be $2.50.

Series E Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company has designated 2,000,000 shares of preferred stock as Series E preferred stock, with a par value of $.001 per share, of which no shares of preferred stock are issued and outstanding.  Shares of Series E Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series E Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series E Preferred Stock shall have voting rights equal to five (5) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series E Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series E Preferred Stock shall be $2.50.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Three months ended March 31, 2014 and 2013

Series F Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company has designated 1,000,000 shares of preferred stock as Series F preferred stock, with a par value of $.001 per share, of which no shares of preferred stock are issued and outstanding.  Shares of Series F Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series F Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series F Preferred Stock shall have voting rights equal to five (5) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series F Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series F Preferred Stock shall be $2.50.

Series G Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company has designated 2,000,000 shares of preferred stock as Series G preferred stock, with a par value of $.001 per share, of which no shares of preferred stock are issued and outstanding.  Shares of Series G Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series G Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series G Preferred Stock shall have voting rights equal to five (5) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series G Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series G Preferred Stock shall be $2.50.

Common Stock

2014

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

During the period ended December 31, 2014, the Company issued 447,383,636 shares of its common stock for $4,110 in cash and conversion of debt of $33,600.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Three months ended March 31, 2014 and 2013

9.	STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at March 31, 2014, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.10	2,500,000	$0.10	8.74	2,500,000	$0.10
	2,500,000		9.02	2,500,000

A summary of the Company’s stock awards for options as of December 31, 2013 and changes for the year ended December 31, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	2,500,000	$0.09
Granted	–	–
Exercised	–	–
Expired/Cancelled	–	–
Outstanding, March 31, 2014	2,500,000	$0.08
Exercisable, March 31, 2014	2,500,000	$0.08

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

There were no options exercised during the period ended March 31, 2014 or 2013.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the period ended March 31, 2014 and 2013 was $0 and $0, respectively, net of tax effect. Total stock-based compensation expense in connection with options granted to non-employees recognized in the consolidated statement of operations for the period ended March 31, 2014 and 2013 was $0 and $0, respectively, net of tax effect. Additionally, none of the options outstanding and unvested as of March 31, 2014 had any intrinsic value.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Three months ended March 31, 2014 and 2013

Warrants

The following table summarizes the changes in the warrants outstanding at March 31, 2014, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	9,510,501	$0.10	2.01	9,510,501	$0.10
$0.20	5,050,000	$0.20	1.18	5,050,000	$0.20
	14,560,501		1.15	14,560,501

A summary of the Company’s stock awards for warrants as of March 31, 2014 and changes for the period ended March 31, 2014 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2013	16,848,613	0.06
Granted	–	–
Exercised	–	–
Expired/Cancelled	(2,288,112)	0.01
Outstanding, March 31, 2014	14,560,501	0.06
Exercisable, March 31, 2014	14,560,501	0.06

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Three months ended March 31, 2014 and 2013

9.	SUBSEQUENT EVENTS

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated August 19, 2014, for the year ended December 31, 2013 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2014 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Recent Accounting Pronouncements

ASU 2014-10, Development Stage Entities

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Results of Operations

For the Three Months Ended March 31, 2014 and 2013

We had revenues in the amount of $0 for the three months ended March 31, 2014 and 2013, respectively.

We had operating expenses of $140,804, and $166,748, for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of $25,944. The decrease is principally a result of a reduction in salary expense offset by an increase in professional fees.

We had a net loss of $107,786 for the three months ended March 31, 2014 compared to a net loss of $406,085 three months ended March 31, 2013, representing a decrease of $298,299. The decrease was primarily due to a decrease in interest expense and debt amortization compared to the three months ending March 31, 2014 as the company converted debt to equity in the 2013.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2014, we had $46,330 in cash and cash equivalents and total assets amounted to $91,930. At December 31, 2013 we had $6,935 of cash and cash equivalents, and total assets amounted to $4,676, which include fixed assets and other assets.

Net cash used in operating activities was $75,456 and $65,543 for the three months ended March 31, 2014 and 2013, respectively. The decrease in the amount of net cash used in operating activities during the three months ended March 31, 2014 compared to the same period last year was attributable to the loss resulting from the change in value of derivative liability of $48,613 offset by increases in accounts payable.

Net cash used in by investing activities was $45,000 and $0 for the three months ended March 31, 2014 and 2013, respectively. The cash flows used in investing activities during the three months ended March 31, 2014 was attributable to advances of $45,000 to a We Three, LLC. which the company acquired on May 15, 2014.

Net cash provided by financing activities was $162,110 and $72,750 for the three months ended March 31, 2014 and 2013, respectively. The cash flows from financing activities during the three months ended March 31, 2014 was attributable to proceeds from the sale of common stock and preferred stock of $152,110 and advances of $10,000 from a related party.

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

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business” of Form 10-K for the year ended December 31, 2013.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended March 31, 2014.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Temporary Hardship Exemption

101.INS   XBRL Instances Document*

101.SCH   XBRL Taxonomy Extension Schema Document*

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF   XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB   XBRL Taxonomy Extension Label Linkbase Document*

101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document*

______________

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2014	CARDIFF INTERNATIONAL, INC.

By: /s/ Daniel Thompson
Chief Executive Officer

