Form 10-Q
period 2014-06-30
CARDIFF INTERNATIONAL INC
filed 2014-08-20
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)4

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

CARDIFF INTERNATIONAL, INC.

For the Quarter June 30, 2014

The following financial statements and schedules of the registrant are submitted herewith:

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

	Condensed Balance Sheets
	Condensed Statements of Operations	3
	Condensed Statements of Shareholders’ Deficiency	4
	Condensed Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6– 17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
2

Part I - Financial Information

Item 1 -Financial Statements

CARDIFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash	$51,146	$4,676

Accounts receivable	337,400	–
Advances to employees	–	1,659
Total current assets	388,546	6,935

Property and equipment	917,103	–
Goodwill	1,120,868
Deposits	600	600

Total Assets	$2,427,117	$6,935

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and accrued expenses	$957,963	$814,265
Interest payable	139,925	121,440
Accrued payroll taxes	430,023	412,623
Derivative liability	48,779	97,391
Due to officers	197,600	49,500
Notes Payable, unrelated party	50,000	50,000
Convertible notes payable	165,000	195,750
		–
Total current liabilities	1,989,290	1,740,968

Long-Term Liabilities
Notes payable acquired	156,840	–
Notes payable, related-party, net of current portion and discount $113,500 and $125,000 respectively	82,575	74,925

Total liabilities	2,228,705	1,815,893

SHAREHOLDERS' DEFICIENCY

Series A Preferred	–	–
Series B Preferred	11,409,101	11,324,471
Series C Preferred	13,535	13,500

Series D Preferred	1,000,000	–
Series F Preferred	1,179,968	–

Common stock; 3,000,000,000 shares authorized with no par value; issued and outstanding at June 30, 2014 and December 31, 2013, respectively	11,319,463	11,283,603
Additional paid-in capital	1,700,214	1,700,214
Deficit accumulated during development stage	(26,423,869)	(26,130,747)
Total shareholders' deficiency	198,412	(1,808,959)

Total liabilities and shareholders' deficiency	$2,427,117	$6,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUE	$6,825	$–	$6,825	$–

OPERATING EXPENSES	166,420	155,295	317,315	322,043

LOSS FROM OPERATIONS	(159,595)	(155,295)	(310,490)	(322,043)

OTHER INCOME (EXPENSE)
Change in value of derivative liability	–	433	48,613	39,984)
Interest expense	(15,650)	(91,468)	(31,245)	(370,356)
TOTAL OTHER INCOME (EXPENSE)	(15,650)	(91,035)	17,368	(330,372)

NET INCOME (LOSS) FOR THE PERIOD	$(175,245)	$(246,330)	$(293,122)	$(652,415)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)
-DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES - BASIC AND DILUTED	2,514,621,758	186,232,935	2.363.911.484	165,043,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended June 30,
	2014	2013

OPERATING ACTIVITIES
Net income (loss)	$(293,122)	$(652,415)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	–	155
Loss on disposal of property and equipment	–	–
Amortization of loan discount	7,650	57,501
Stock-based compensation	–	–
Change in value of derivative liability	(48,612)	(39,984)
Issuance of common stock for loan costs	–	–
Issuance of warrants for services	–	–
Issuance of warrants as loan costs	–	213,800
Issuance of common stock for services	–	–
Gain on settlement of accounts payable	–	–
(Increase) decrease in:
Accounts receivable	23,900	–
Advances to employees	1,659	–
Increase (decrease) in:
Accounts payable and accrued expenses	13,098	33,700
Accrued officers' salaries	148,100	180,868
Interest payable	18,485	99,057
Settlement payable, shareholder		(2,250)
Net cash used in operating activities	(128,842)	(109,568)

INVESTING ACTIVITIES
Investment in We Three, LLC, net of cash acquired	(73,797)	–
Net cash used in investing activities	(73,797)	–

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,110	107,750
Write-off of payable	244,000	–
Net cash provided by financing activities	249,110	107,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,470	(1,818)

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	4,676	1,852

CASH AND CASH EQUIVALENTS -END OF PERIOD	$51,146	$34

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$30,750	$65,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2014 and 2013

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and as such has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of June 30, 2014, the Company had a shareholders’ equity of $198,412, is delinquent in payment of $430,023 in payroll taxes, and is in default of a significant amount of its outstanding debt. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2014 and 2013

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

Valuation of Derivative Instruments

FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. Prior to July 12, 2012, the Company did not have enough authorized shares to issue common shares resulting in the potential exercise or conversion of its issued and outstanding options/warrants and convertible notes, respectively. Accordingly, these instruments were reflected as derivative liabilities for the period ended June 30, 2014 and prior. In July 2012, the Company was successful in increasing the number of authorized shares in the corporate treasury effectively eliminating the majority of the derivative liability. As such derivative liabilities with a fair value of $1,578,405 on July 12, 2012 related to equity investments were extinguished and accounted for as additional paid in capital. In determining the appropriate fair value, the Company uses a weighted average Black-Scholes pricing model. At June 30, 2014 and 2013, the Company adjusted its derivative liability to its fair value and reflected the increase (decrease) in fair value for the six months ended June 30, 2014 and 2013, of $48,613 and $433, respectively, as other income on the Condensed Consolidated Statement of Operations.

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

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2014 and 2013

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2014.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff International, Inc. and its wholly owned subsidiary, Legacy Card Company, We Three, LLC. and Romeo's Pizza All significant intercompany accounts and transactions are eliminated in consolidation.

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

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2014 and 2013

2.	ACQUISITIONS

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

Fair Value

Cash	$23,000
Accounts Receivable	361,000
Property and equipment	527,000
Other	11,000
Goodwill	246,000
Notes payable - related party	(100,000)
$1,000,000

Romeo's NY Pizza

On June 30, 2014, the Company completed the acquisition of Romeo’s NY Pizza. The Company issued approximately 400,000 shares of Preferred Class “D” Shares as consideration for the Acquisition. Based on the price of $2.50 per Preferred “D” Class of stock the acquisition consideration represents a $1,000,000 evaluation.

Fair Value

Cash	$–
Accounts Receivable	40,000
Property and equipment	390,000
Goodwill	875,000
Accounts payable and accrued expenses	(148,000)
Notes payable - related party	(157,000)
$1,000,000

The results of the operations for the acquired locations have been included in the condensed consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of continuing operations for the three months ended March 31, 2012 and 2011, as if the acquisitions had been consummated at the beginning of each period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the year presented or the results which may occur in the future.

	Three Months Ended March 31,
	2014	2013

Pro forma revenue	$940,000	$843,000
Pro forma net loss	$(175,000)	$(529,000)
Pro forma net income (loss) per common share – basic and diluted	$0.00	$0.00

3.	RELATED PARTY TRANSACTIONS

Due to Officers

The Company borrows funds from Daniel Thompson who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has an employment agreement, renewed May 15, 2014, with Daniel Thompson whereby the Company provides for compensation of $15,000 per month. A total salary of $137,500 was accrued and reflected as an expense to Daniel Thompson during the six months ended June 30, 2014. The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at June 30, 2014 and December 31, 2013, was $105,100 and $0, respectively.

The Company has an employment agreement with the Company President whereby the Company provides for compensation of $25,000 per month beginning May 15, 2014. A total salary of $37,500 was accrued and reflected as an expense during the six months ended June 30, 2014. The total balance due to the President for accrued salaries at June 30, 2014 and December 31, 2013, was $37,500 and $0, respectively.

The total balance due others for accrued salaries at June 30, 2014 and December 31, 2013, was $50,000 and $49,500, respectively.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see note 3).

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2014 and 2013

4.	NOTES PAYABLE

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

The balance outstanding on the advance from ICE at June 30, 2014 and December 31, 2013 was $50,000 and is currently in default.

5.	CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE RELATED PARTY

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

Convertible notes at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
Unrelated Party	$–	$30,750
Related Party	165,000	165,000
Total - Current	$165,000	$195,750

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2014 and 2013

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

On December 3, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $8,250. The Note bears interest at 8% per year and matures on September 5, 2013. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 45% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The balance of the note was $0 and $8,250 at June 30, 2014 and December 31, 2013, respectively. The notes payable and accrued interest was converted into common stock.

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

Notes payable – related party at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
Total Principal Balance	$113,500	$125,000
Discount on Notes	(38,575)	(50,075)
	74,925	74,925
Current Portion	–	–

Total - Current	$74,925	$74,925

On September 7, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The balance of the note, net of discount was $33,130 and $23,130 at June 30, 2014 and December 31, 2013, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The Company has not distributed these shares to the lender, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at December 31, 2013. The balance of the note, net of discount was $30,795 and $20,795 at June 30, 2014 and December 31, 2013, respectively.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2014 and 2013

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder. The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity. The balance of the note was $12,150 at June 30, 2014 and December 31, 2013.

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

Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions:

	June 30, 2014	December 31, 2013
Conversion feature :
Risk-free interest rate	0.01 % to 0.27%	0.01 % to 0.27%
Expected volatility	100%	100%
Expected life (in years)	0 – 2 years	0 – 2 years
Expected dividend yield	0%	0%

Fair Value :
Conversion feature	$48,778	$97,391
Warrants	-
	$48,778	$97,391

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

The Company determined the fair value of the derivative liabilities to be $48,778 as of June 30, 2014, and the Company recorded a gain for the change in fair value of derivative liabilities of $48,613 in the accompanying statement of operations for the period then ended.

7.	PAYROLL TAXES

The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company will be assessed various penalties for the delayed payments. As of June 30, 2014, to the Company estimates the amount of taxes, interest, and penalties that the Company would incur as a result of these unpaid taxes to be $393,423.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2014 and 2013

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

 The principal features of the Company's capital stock are as follows:

Series A Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company has designated 4 shares of preferred stock as Series A preferred stock, with a par value of $.01 per share, of which 1 share of preferred stock are issued and outstanding.  Class A is authorized to have 4 shares which do not bear dividends and converts to common shares four times the sum of: {all shares of Common Stock issued and outstanding at time of conversion + all shares of Series B Preferred Stocks issued and outstanding at time of conversion divided by the number of issued Class A shares at the time of conversion and have voting rights four times the sum of: {all shares of Common Stock issued and outstanding at time of voting + all shares of Series B Preferred Stocks issued and outstanding at time of voting divided by the number of Class A shares issued at the time of voting.

Series B Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company has designated 10,000,000 shares of preferred stock as Series B preferred stock, with a par value of $2.50 per share, of which 4,576,701 shares of preferred stock are issued and outstanding.  Shares of Series B Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series B Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series B Preferred Stock shall have voting rights equal to five (10) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.

Series C Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company has designated 10,000 shares of preferred stock as Series C preferred stock, with a par value of $.00001 per share, of which 75 shares of preferred stock are issued and outstanding.  Shares of Series C Preferred Stock are non-dilutive to reverse splits. The conversion rate of shares of Series C Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. One (1) share of Preferred Stock converts to 100,000 shares of Common Stock. Each share of Series C Preferred Stock shall have five (5) votes for any election or other vote placed before the shareholders of the Company. The price of each share of Series C Preferred Stock may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares. Shares of Series C Preferred Stock may not be converted into shares of Common Stock for a period of: a) six (6) months after purchase, if the Company voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) twelve (12) months if the Company does not file such public reports

During 2014, the Company agreed to issue 20 shares of Class “C” Preferred shares of stock pursuant to agreements

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2014 and 2013

Series D Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company has designated 1,000,000 shares of preferred stock as Series D preferred stock, with a par value of $.001 per share, of which no shares of preferred stock are issued and outstanding.  Shares of Series D Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series B Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series D Preferred Stock shall have voting rights equal to five (5) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series D Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series D Preferred Stock shall be $2.50.

On June 30, 2014, the Company completed the acquisition of Romeo’s NY Pizza. The Company issued approximately 400,000 shares of Preferred Class “D” Shares as consideration for the Acquisition. Based on the price of $2.50 per Preferred “D” Class of stock the acquisition consideration represents a $1,000,000 evaluation.

Series E Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company has designated 2,000,000 shares of preferred stock as Series E preferred stock, with a par value of $.001 per share, of which no shares of preferred stock are issued and outstanding.  Shares of Series E Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series E Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series E Preferred Stock shall have voting rights equal to five (5) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series E Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series E Preferred Stock shall be $2.50.

Series F Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company has designated 1,000,000 shares of preferred stock as Series F preferred stock, with a par value of $.001 per share, of which no shares of preferred stock are issued and outstanding.  Shares of Series F Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series F Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series F Preferred Stock shall have voting rights equal to five (5) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series F Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series F Preferred Stock shall be $2.50.

The Company completed the acquisition of We Three, LLC (d/b/a Affordable Housing Initiative)(“AHI”) The acquisition became effective, May 15, 2014. The Company issued approximately 400,000 shares of Preferred Class “F” Shares as consideration for the Acquisition. Based on the price of $2.50 per Preferred “F” Class of stock the acquisition consideration represents a $1,000,000 evaluation.

Series G Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company has designated 2,000,000 shares of preferred stock as Series G preferred stock, with a par value of $.001 per share, of which no shares of preferred stock are issued and outstanding.  Shares of Series G Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series G Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series G Preferred Stock shall have voting rights equal to five (5) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series G Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series G Preferred Stock shall be $2.50.

Preferred stock issuance

On June 30, 2014, the Company has approved, to Amend the Designations, Rights & Privileges of Series C and authorize 4 additional classes of Preferred Stock having 5,000,000 class H authorized with a par value of .001; 20,000,000 class I authorized with a par value of .001; 10,000,000 class J authorized with a par value of .001; 10,000,000 class K authorized with a par value of .001. This action became effective upon the filing of an amendment to our Articles of Incorporation with the Secretary of State of Colorado.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2014 and 2013

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

During the year ended December 31, 2013, the Company issued 447,383,636 shares of its common stock for $4,110 in cash and conversion of debt of $33,600.

9. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at June 30, 2014, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.10	2,500,000	$0.10	8.49	2,500,000	$0.10
	2,500,000		8.49	2,500,000

A summary of the Company’s stock awards for options as of December 31, 2013 and changes for the year ended December 31, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	2,500,000	$0.09
Granted	–	–
Exercised	–	–
Expired/Cancelled	–	–
Outstanding, June 30, 2014	2,500,000	$0.08
Exercisable, June 30, 2014	2,500,000	$0.08

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

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2014 and 2013

There were no options exercised during the period ended June 30, 2014 or 2013.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the period ended June 30, 2014 and 2013 was $0 and $0, respectively, net of tax effect. Total stock-based compensation expense in connection with options granted to non-employees recognized in the consolidated statement of operations for the period ended June 30, 2014 and 2013 was $0 and $0, respectively, net of tax effect. Additionally, none of the options outstanding and unvested as of June 30, 2014 had any intrinsic value.

Warrants

The following table summarizes the changes in the warrants outstanding at June 30, 2014, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.01 - $0.15	6,010,501	$0.10	1.76	6,010,501	$0.10
$0.20	5,050,000	$0.20	1.18	5,050,000	$0.20

	11,060,501		1.15	11,060,501

A summary of the Company’s stock awards for warrants as of June 30, 2014 and changes for the period ended June 30, 2014 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2013	16,848,613	0.06
Granted	—-	–
Exercised	–	–
Expired/Cancelled	(5,788,112)	0.01
Outstanding, June 30, 2014	11,060,501	0.06
Exercisable, June 30, 2014	11,060,501	0.06

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2014 and 2013

10.	SUBSEQUENT EVENTS

Acquisitions

Edge View Properties

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2014 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Results of Operations

For the Three Months Ended June 30, 2014 and 2013

We had revenues in the amount of $6,825 and $0 for the three months ended June 30, 2014 and 2013, respectively. The revenue for the three months ended June 30, 2014 is attributable to our acquisition of We Three, LLC on May 15, 2014.

We had operating expenses of $166,420, and $155,295 for the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $4,400. The decrease is principally a result of a decrease in professional fees offset by increase costs of our new acquired company. .

We had a net loss of $175,245 for the three months ended June 30, 2014 compared to a net loss of $246,330 for the three months ended June 30, 2013, representing a decrease of $71,085. The decrease was primarily due to the decrease in the interest expense and gain from the change in value of the derivative liability.

For the Six Months Ended June 30, 2014 and 2013

We had revenues in the amount of $6,825 and $0 for the six months ended June 30, 2014 and 2013, respectively. The revenue for the three months ended June 30, 2014 is attributable to our acquisition of We Three, LLC on May 15, 2014.

We had operating expenses of $317,315, and $322,043, for the six months ended June 30, 2014 and 2013, respectively, representing a decrease of $4,728. The decrease is principally a result of a reduction in professional fees offset by increase costs of our new acquired company.

We had a net loss of $293,122 for the six months ended June 30, 2014 compared to a net income of $652,415 six months ended June 30, 2013, representing a decrease of $359,293. The decrease was primarily due to the decrease in the interest expense and gain from the change in value of the derivative liability.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2014, we had $51,146 in cash and cash equivalents and total assets amounted to $2,427,117. At December 31, 2013 we had $4,676 of cash and cash equivalents, and total assets amounted to $6,935, which include other assets.

Net cash used in operating activities was $128,842 and $109,568 for the six months ended June 30, 2014 and 2013, respectively. The increase in the amount of net cash used in operating activities during the six months ended June 30, 2014 compared to the same period last year was attributable the operating losses incurred in the current year.

Net cash used in by investing activities was $73,797 and $0 for the six months ended June 30, 2014 and 2013, respectively. The cash flows used in investing activities during the six months ended June 30, 2014 was attributable to an investment of $100,000, net of cash acquired of $26,203, for We Three, LLC. acquired on May 15, 2014.

Net cash provided by financing activities was $244,000 and $107,750 for the six months ended June 30, 2014 and 2013, respectively. The cash flows from financing activities during the six months ended June 30, 2014 was attributable to proceeds from the sale of common stock of $244,000.

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

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the six months ended June 30, 2014.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Temporary Hardship Exemption

101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2014	CARDIFF INTERNATIONAL, INC.

By /s/ Daniel Thompson
Chief Executive Officer

