Form 10-Q
period 2014-09-30
CARDIFF INTERNATIONAL INC
filed 2014-11-19
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)4

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Commission File Number 000-49709

CARDIFF INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	84-1044583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 N New River Drive E, Unit 2202, Ft. Lauderdale, FL 33301

(Address of principal executive offices)

(818) 783-2100 (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Par Value $0.001 Common Stock

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

Yes ☐          No ☒

Common Stock outstanding at November 14, 2014, 4,727,873 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CARDIFF INTERNATIONAL, INC.

For the Quarter September 30, 2014

The following financial statements and schedules of the registrant are submitted herewith:

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

	Condensed Balance Sheets	3
	Condensed Statements of Operations	4
	Condensed Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6– 18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

Part I – Financial Information

Item 1. Financial Statements

CARDIFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash	$91,045	$4,676
Accounts receivable	954	–
Prepaid and other (See Note 1)	34,392	1,659
Total current assets	126,391	6,935

Property and equipment	631,049	–
Land	603,000	–
Goodwill	1,668,621	–
Deposits	600	600

Total Assets	$3,029,661	$6,935

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts Payable and accrued expenses	$761,303	$814,265
Interest payable	140,974	121,440
Accrued payroll taxes	439,623	412,623
Deferred revenue	11,760	–
Derivative liability	48,779	97,390
Due to officers and shareholders	408,160	49,500
Notes Payable, unrelated party	50,000	50,000
Convertible notes payable	174,000	195,750
Notes Payable acquired - current portion	23,000	–
Total current liabilities	2,057,599	1,740,968

Long-Term Liabilities
Notes payable acquired - long-term portion	91,218	–
Notes payable, related-party, net of current portion and discount $113,500 and $125,000 respectively	77,175	74,925

Total liabilities	2,225,992	1,815,893

SHAREHOLDERS' EQUITY (DEFICIENCY)

Series A Preferred	–	–
Series B Preferred	11,599,096	11,324,471
Series C Preferred	13,509	13,500
Series D Preferred	1,000,000	–
Series E Preferred	603,000	–
Series F Preferred	700,174	–
Series F-1 Preferred	379,826	–
Common stock; 5,000,000 shares authorized with $0.001 par value; 101,673 and 82,777 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	11,319,463	11,283,603
Additional paid-in capital	1,700,214	1,700,214
Retained deficit	(26,511,613)	(26,130,747)
Total shareholders' equity (deficiency)	803,669	(1,808,959)

Total liabilities and shareholders' equity (deficiency)	$3,029,661	$6,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUE	$421,450	$–	$428,285	$–
COST OF SALES	304,004	–	314,095	–
GROSS MARGIN	117,446	–	114,190	–

OPERATING EXPENSES	343,186	156,764	650,410	478,807

LOSS FROM OPERATIONS	(225,740)	(156,764)	(536,220)	(478,807)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	152,188	–	152,188	–
Change in value of derivative liability	–	656	48,613	40,640
Other	1,852	–	1,852	–
Interest expense	(16,054)	(77,667)	(47,299)	(448,023)
TOTAL OTHER INCOME (EXPENSE)	137,986	(77,011)	155,354	(407,383)

NET INCOME (LOSS) FOR THE PERIOD	$(87,754)	$(233,775)	$(380,866)	$(886,190)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.87)	$(30.99)	$(3.94)	$(128.08)
-DILUTED	$(0.87)	$(30.99)	$(3.94)	$(128.08)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES - BASIC AND DILUTED	100,673	7,543	96,618	6,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months Ended September 30,
	2014	2013

OPERATING ACTIVITIES
Net income (loss)	$(380,866)	$(886,190)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,519	155
Amortization of loan discount	17,250	86,251
Change in value of derivative liability	(48,612)	(40,640)
Issuance of warrants as loan costs	–	213,800
Gain on settlement of accounts payable	(152,188)	–
(Increase) decrease in:
Accounts receivable	(928)	–
Prepaids and other	(7,294)	–
Increase (decrease) in:
Accounts payable and accrued expenses	45,267	50,800
Accrued officers' salaries	289,700	264,278
Interest payable	29,805	147,974
Deferred Revenue	4,419	–
Settlement payable, shareholder	–	(3,250)
Net cash used in operating activities	(184,928)	(166,822)

INVESTING ACTIVITIES
Investment in fixed assets	(84,337)	–
Cash acquired in acquisitions	1,619	–
Net cash used in investing activities	(82,718)	–

FINANCING ACTIVITIES
Advances from third parties	–	70,000
Proceeds of notes payable, net of repayments	14,382	–
Proceeds from sale of common stock	–	107,750
Proceeds from sale of preferred stock	339,633	–
Net cash provided by financing activities	354,015	177,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,369	10,928

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,676	1,852

CASH AND CASH EQUIVALENTS - END OF PERIOD	$91,045	$12,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series D Preferred shares issued for acquisition	$1,000,000	$–
Series E Preferred shares issued for acquisition	$603,000	$–
Series F & F-1 Preferred shares issued for acquisition	$1,000,000	$–
Common stock issued upon conversion of notes payable	$30,750	$65,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014 and 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, the Company converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, the Company merged with Cardiff International, Inc. (“Cardiff”), a publicly held corporation. In first quarter of 2013, it was decided to restructure Cardiff into a new holding company who adopted a new business model known as "Collaborative Governance" a new form of governance enabling businesses to take advantage of the power of a public Company. Targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties and high return investments, all designed to pay a dividend to our shareholders. The reason for this was to protect our shareholders by acquiring small to minimum size businesses seeking support with both financing and management. The plan was to establish new classes of Preferred stock to streamline voting rights, negate debt and acquire new businesses. By December of 2013 the Company negated 90% plus of all debt; by July of 2014 the Company acquired four businesses, Mission Tuition, We Three, LLC; Romeo’s NY Pizza; and Edge View Properties, Inc.

Description of Business

Cardiff is a holding company who adopted a new business model known as "Collaborative Governance.” To date, we are not aware of any other holding company using the same business philosophy or governing policies. Our business footprint is to acquire strong companies that meet the following criteria: (1) in business for a minimum of 2 years; (2) profitable; (3) good management team; (4) little to no debt; (5) assets of a minimum of $1,000,000. Cardiff continues to practice all business ethics under the (1934 Act) and acknowledges there are approximately 43 plus successful Business Development Companies (1040 Act) all who may be considered competition to Cardiff that are established and available to the public for investment. These Companies offer experienced management; dividends and financial security.

To date Cardiff consist of four (4) subsidiaries; Legacy Card Company, We Three,LLC, Romeo’s NY Pizza and Edge View Properties.

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

Prepaid and Other

This disclosure is not explicitly required by the FRF for SMEs accounting framework. However, as the FRF for SMEs framework is principles based, it requires the presentation of sufficient information for a fair presentation. As such, management of Cardiff International, Inc. has decided to include this disclosure in the financial statements as necessary to provide sufficient information to the financial statement users. The $34,392 Prepaid & Others represents the amount collected by the Company as of 09/30/2014; total due the Company on these current lease contracts is $557,080. These mobile homes will be amortized over a 6 and ½ years.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and as such has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of September 30, 2014, the Company had a shareholders’ equity of $803,669, is delinquent in payment of $439,623 in payroll taxes, and is in default of a minor amount of its outstanding debt. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014 and 2013

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management has prospective investors and believes the raising of capital will allow the Company to pursue new acquisitions for the Company. There can be no assurance that we will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans. In addition, increases in expenses may require cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. Should the Company not be able to raise sufficient funds, it may cease their operations.

Stock Split

On August 22, 2014, the Company upon filing Articles of Domestication with the state of Florida on August 22, 2014 the Board authorized and approved a reverse stock split of one for twenty five thousand (1:25,000) of the Corporation's total issued, outstanding and authorized shares of common stock (the “Stock Split”).

The change in domicile was effectuated on September 2, 2014 under the laws of the state of Florida. The Stock Split was effectuated on September 12, 2014 upon filing the appropriate documentation with FINRA. The Stock Split decreased the Corporation's total issued and outstanding shares of common stock from 2,516,819,560 to 100,673 and the total authorized shares of Common Stock from 3,000,000,000 to 120,000 shares of common stock. The common stock remained at $0.00001 par value. On September 15, 2014 the Company raised the authorizes shares of common stock to 5,000,000 and increased the par value to $0.001.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Valuation of Derivative Instruments

FASB ASC 815-10, Derivatives and Hedging, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. Prior to July 12, 2012, the Company did not have enough authorized shares to issue common shares resulting in the potential exercise or conversion of its issued and outstanding options/warrants and convertible notes, respectively. Accordingly, these instruments were reflected as derivative liabilities for the period ended September 30, 2014 and prior. In determining the appropriate fair value, the Company uses a weighted average Black-Scholes pricing model. At September 30, 2014 and 2013, the Company adjusted its derivative liability to its fair value and reflected the increase (decrease) in fair value for the nine months ended September 30, 2014 and 2013, of $48,613 and $(39,984), respectively, as other income on the Condensed Consolidated Statement of Operations.

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

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014 and 2013

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2014.

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

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014 and 2013

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff International, Inc. and its wholly owned subsidiary, Legacy Card Company, d/b/a Mission Tuition, We Three, LLC., Romeo's Pizza and Edge View Properties, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

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

We Three, LLC

The Company completed the acquisition of We Three, LLC (d/b/a Affordable Housing Initiative)(“AHI”) The acquisition became effective, May 15, 2014. The Company issued approximately 280,069 shares of Preferred Class “F” Shares as consideration for the Acquisition. In addition, the Company issued 119,931 shares of Preferred Class “F1” for total shares issued of 400,000. Based on the price of $2.50 per Preferred “F” and “F1” Class of stock the acquisition consideration represents a $1,000,000 evaluation.

Fair Value

Cash	$37,000
Property and equipment	88,000
Goodwill	957,000
Liabilities	(7,000)
Notes payable - related party	(75,000)
$1,000,000

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014 and 2013

Romeo's NY Pizza

On September 30, 2014, the Company completed the acquisition of Romeo’s NY Pizza. The Company issued approximately 400,000 shares of Preferred Class “D” Shares as consideration for the Acquisition. Based on the price of $2.50 per Preferred “D” Class of stock the acquisition consideration represents a $1,000,000 evaluation.

Fair Value

Cash	$39,000
Other current assets	25,000
Property and equipment	477,000
Goodwill	712,000
Accounts payable and accrued expenses	(65,000)
Notes payable	(120,000)
Notes payable - related party	(68,000)
$1,000,000

Edge View Properties

On July 11, 2014, the Company completed the acquisition of Edge View Properties. The Company issued 300,000 shares of Preferred Class “E” Shares as consideration for the Acquisition. Based upon the price of $2.50 per Preferred “E” Class of Stock. The Acquisition consideration represents a $750,000 evaluation.

The Preferred “E” share of stock was adjusted as a result of the authorization and declaration of a special distribution with a conversion rate of 1 to 5 Common Stock ("Special Conversion"). The Special Conversion right is granted as a result of a Lock-Up/Leak-Out clause designated by CDIF pursuant to the terms of the Acquisition

Fair Value

Cash	$–
Land	603,000

$603,000

The results of the operations for the acquired locations have been included in the condensed consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of continuing operations for the nine months ended September 30, 2014 and 2013, as if the acquisitions had been consummated at the beginning of each period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the year presented or the results which may occur in the future.

	Nine Months Ended September 30,
	2014	2013

Pro forma revenue	$1,249,000	$1,252,000
Pro forma net loss	$(158,000)	$(803,000)
Pro forma net income (loss) per common share – basic and diluted	$(1.64)	$(116.00)

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014 and 2013

3.	RELATED PARTY TRANSACTIONS

Due to Officers

The Company borrows funds from Daniel Thompson who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due twenty-four (24) months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six (6) percent. In addition, the Company has an employment agreement, renewed May 15, 2014, with Daniel Thompson whereby the Company provides for compensation of $20,000 per month. A total salary of $202,500 was reflected as an expense to Daniel Thompson during the nine months ended September 30, 2014. The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at September 30, 2014 and December 31, 2013, was $170,500 and $0, respectively.

The Company has an employment agreement with the Company President whereby the Company provides for compensation of $25,000 per month beginning May 15, 2014. A total salary of $112,500 was reflected as an expense during the nine months ended September 30, 2014. The total balance due to the President for accrued salaries at September 30, 2014 and December 31, 2013, was $108,700 and $0, respectively.

The total balance due others for accrued salaries at September 30, 2014 and December 31, 2013, was $96,960 and $49,500, respectively.

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

The balance outstanding on the advance from ICE at September 30, 2014 and December 31, 2013 was $50,000 and is currently in default. The Company is in negotiations to settle a contractual dispute in the 2007 agreement.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014 and 2013

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

Convertible notes at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
Unrelated Party	$9,000	$30,750
Related Party	165,000	165,000
Total - Current	$174,000	$195,750

Convertible notes payable – unrelated party

On August 10, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $15,000 and $7,500. The Note bears interest at 8% per year and matures on May 4, 2013. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 45% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The balance of the note was $0 and $22,500 at September 30, 2014 and December 31, 2013, respectively. The notes payable was converted into common stock.

On December 3, 2012, the Company entered into an unsecured Convertible Promissory Note agreement with an unrelated party for $8,250. The Note bears interest at 8% per year and matures on September 5, 2013. The Note and any accrued and outstanding interest is convertible into the Company’s common shares at a discount of 45% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The balance of the note was $0 and $8,250 at September 30, 2014 and December 31, 2013, respectively. The notes payable and accrued interest was converted into common stock.

On April 21, 2008, the Company entered into a Convertible Debenture with a shareholder in the amount of $150,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008.  The Debenture bears interest at 12% per year, matured in August 2009, and is unsecured. All principal and unpaid accrued interest is due at maturity. In conjunction with the Convertible Debenture, the company also issued warrants to purchase 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company is in default on this Convertible Debenture, the warrants have not been exercised. The balance of the note was $150,000 at September 30, 2014 and December 31, 2013.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity. The balance of the note was $15,000 at September 30, 2014 and December 31, 2013.

On April 17, 2014, the Company entered into a convertible note in the amount of $9,000. The note is convertible into common shares of the Company at $0.005 per share at the option of the holder.  The note payable bears interest at 8% per year, matured June 17, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity. The balance of the note was $9,000 and $0 at September 30, 2014 and December 31, 2013, respectively.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014 and 2013

Notes payable – related party at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
Total Principal Balance	$113,500	$125,000
Discount on Notes	(36,325)	(50,075)
	77,175	74,925
Current Portion	–	–

Total - Current	$77,175	$74,925

On September 7, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The balance of the note, net of discount was $30,630 and $23,130 at September 30, 2014 and December 31, 2013, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement with a related party for $50,000. The Note bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 2,500,000 shares of its common stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The Company has not distributed these shares to the lender, therefore, these shares are not in equity and have been included in the calculation of the derivative liability at December 31, 2013. The balance of the note, net of discount was $28,295 and $20,795 at September 30, 2014 and December 31, 2013, respectively.

On March 11, 2009, the Company entered into a Convertible Debenture with a shareholder in the amount of $15,000. The Debenture is convertible into common shares of the Company at $0.03 per share at the option of the holder.  The Debenture bears interest at 12% per year, matures March 11, 2014, and is unsecured. All principal and unpaid accrued interest is due at maturity.  The balance of the note was $12,150 at September 30, 2014 and December 31, 2013.

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

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014 and 2013

Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions:

	September 30, 2014	December 31, 2013
Conversion feature :
Risk-free interest rate	0.01 % to 0.27%	0.01 % to 0.27%
Expected volatility	100%	100%
Expected life (in years)	0 – 2 years	0 – 2 years
Expected dividend yield	0%	0%

Fair Value :
Conversion feature	$48,778	$97,391
Warrants	–	–
	$48,778	$97,391

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

The Company determined the fair value of the derivative liabilities to be $48,778 as of September 30, 2014, and the Company recorded a gain for the change in fair value of derivative liabilities of $48,613 in the accompanying statement of operations for the period then ended.

7.	PAYROLL TAXES

The Company has failed to remit payroll tax payments since 2006, as required by various taxing authorities. When payment is ultimately made management believes that the Company may be assessed for various penalties for any delayed payments. As of September 30, 2014 and December 31, 2013, to the Company estimates the amount of taxes, interest, and penalties that the Company could incur as a result of these unpaid taxes to be $439,623 and $412,623, respectively. The Company disagrees with past accounting practices and plans of challenging their estimates.

8.	CAPITAL STOCK

Reverse Stock Split:

In August 2014, the Board of Directors approved new Articles of Incorporation per the effectuated domicile change which authorized 4 classes of Preferred Stock having 4 class A authorized, 5,000,000 Class B authorized, 250 Class C and 100,000,000 Blank Check Preferred.

The principal features of the Company's capital stock are as follows:

In August 2014, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to amend series B Preferred Stock Authorized & Designations, Rights & Privileges and to authorize 3 additional classes of Preferred Stock. After this action the Company has 5 classes of Common Stock and Preferred Stock.

Series A Preferred Stock

As of September 30, 2014 and December 31, 2013, the Company has designated 4 shares of preferred stock as Series A preferred stock, with a par value of $.0001 per share, of which 1 share of preferred stock are issued and outstanding.  Class A is authorized to have 4 shares which do not bear dividends and converts to common shares four times the sum of: {all shares of Common Stock issued and outstanding at time of conversion + all shares of Series B Preferred Stocks issued and outstanding at time of conversion divided by the number of issued Class A shares at the time of conversion and have voting rights four times the sum of: {all shares of Common Stock issued and outstanding at time of voting + all shares of Series B Preferred Stocks issued and outstanding at time of voting divided by the number of Class A shares issued at the time of voting. )

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014 and 2013

Series B Preferred Stock

As of September 30, 2014 and amended from December 31, 2013, the Company has designated 5,000,000 shares of preferred stock as Series B preferred stock, with a par value $0.001 and $2.50 price per share, of which 4,576,701 shares of preferred stock are issued and outstanding.  Shares of Series B Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series B Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series B Preferred Stock shall have no voting rights. The price of each share of Series B Preferred Stock may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares.

Series C Preferred Stock

As of September 30, 2014 and amended from December 31, 2013, the Company has designated 250 shares of preferred stock as Series C preferred stock, with a par value of $.00001 per share, of which 75 shares of preferred stock are issued and outstanding.  Shares of Series C Preferred Stock are non-dilutive to reverse splits. The conversion rate of shares of Series C Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. One (1) share of Preferred Stock converts to 100,000 shares of Common Stock. Each share of Series C Preferred Stock shall have one (1) votes for any election or other vote placed before the shareholders of the Company. The price of each share of Series C Preferred Stock may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares. Shares of Series C Preferred Stock may not be converted into shares of Common Stock for a period of: a) six (6) months after purchase, if the Company voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) twelve (12) months if the Company does not file such public reports

During 2014, the Company agreed to issue 20 shares of Class “C” Preferred shares of stock pursuant to agreements

Blank Check Preferred Stock

As of September 30, 2014 and amended from December 31, 2013, the Company has designated 100,000,000 shares of Blank Check preferred stock, of which 1,041,200 shares of stock have been issued with Designations, Rights & Privileges. The following Series have been assigned from the inventory of Blank Check Preferred Shares. The amount of Blank Check Preferred stock is now 98,958,800.

Series D Preferred Stock

On June 30, 2014, the Company completed the acquisition of Romeo’s NY Pizza. The Company issued approximately 400,000 shares of Preferred Class “D” Shares as consideration for the Acquisition. Based on the price of $2.50 per Preferred “D” Class of stock the acquisition consideration represents a $1,000,000 evaluation. Shares of Series D Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series B Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series D Preferred Stock shall have voting rights equal to one (1) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series D Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series D Preferred Stock shall be $2.50.

Series E Preferred Stock

On July 11, 2014, the Company completed the acquisition of Edge View Properties. The Company issued approximately 241,200 shares of Preferred Class “E” Shares as consideration for the Acquisition. Based on the price of $2.50 per Preferred “E” Class of stock the acquisition consideration represents a $603,000 evaluation. Shares of Series E Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series E Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series E Preferred Stock shall have voting rights equal to one (1) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series E Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series E Preferred Stock shall be $2.50.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014 and 2013

Series F Preferred Stock

On May 15, 2014 the Company completed the acquisition of We Three, LLC (d/b/a Affordable Housing Initiative)(“AHI”) The Company issued approximately 280,069 shares of Preferred Class “F” Shares as consideration for the Acquisition. In addition, the Company issued 119,931 shares of Preferred Class “F1” for total shares issued of 400,000. Based on the price of $2.50 per Preferred “F” and “F1” Class of stock the acquisition consideration represents a $1,000,000 evaluation. Shares of Series F Preferred Stock are anti-dilutive to reverse splits. The conversion rate of shares of Series F Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of the Series F Preferred Stock shall have voting rights equal to five (5) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series F Preferred Stock shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws.  The initial price of each share of Series F Preferred Stock shall be $2.50.

Common Stock

2014

In September 2014, the Board of Directors approved increasing the number of authorized shares of common stock from 250,000 to 5,000,000 par value to $0.001.

On August 22, 2014, the Company effectuated a Reverse Stock Split of its outstanding and authorized shares of common stock at a ratio of one for twenty five thousand (1:25,000). As a result of the Reverse Stock Split, the Company’s authorized shares of common stock were decreased from 5,000,000,000 to 250,000 shares and it authorized 4 classes of Preferred Stock. Upon the effectiveness of the Reverse Stock Split, which occurred on September 12, 2014, the Company’s issued, outstanding and authorized shares of common stock was decreased from 2,516,819,560 to 100,673 issued and outstanding shares and 250,000 authorized shares, all with a par value of $0.00001. Accordingly, all share and per share information has been restated to retroactively show the effect of the Reverse Stock Split.

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

During the year ended December 31, 2013, the Company issued 17,895 shares of its common stock for $4,110 in cash and conversion of debt of $33,600.

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014 and 2013

9.	STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at September 30, 2014, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.10	100	$0.10	8.24	100	$0.10
	100		8.24	100

A summary of the Company’s stock awards for options as of December 31, 2013 and changes for the year ended December 31, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	100	$0.10
Granted	–	–
Exercised	–	–
Expired/Cancelled	–	–
Outstanding, September 30, 2014	100	$0.10
Exercisable, September 30, 2014	100	$0.10

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

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014 and 2013

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

There were no options exercised during the period ended September 30, 2014 or 2013. Additionally, none of the options outstanding and unvested as of September 30, 2014 had any intrinsic value.

Warrants

The following table summarizes the changes in the warrants outstanding at September 30, 2014, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.01 - $0.15	187	$0.13	1.23	187	$0.13
$0.20	202	$0.20	0.68	202	$0.20
	389		0.94	389

A summary of the Company’s stock awards for warrants as of September 30, 2014 and changes for the period ended September 30, 2014 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2013	674	0.12
Granted	–	–
Exercised	–	–
Expired/Cancelled	(285)	0.05
Outstanding, September 30, 2014	389	0.17
Exercisable, September 30, 2014	389	0.17

10.	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

Common Stock Issuances

On October 10, 2014, the Company appointed Kathleen Robertson, the Company's Chief Executive Officer, and Jason Levy, the Company's Chief Operating Officer to the Board of Directors. In conjunction with the appointment, 1,500,000 shares of common stock, was issued to both Kathleen Roberton and Jason Levy, and 1,427,200 shares of common stock was issued to Daniel Thompson, the Company's Chairman of the Board.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Cardiff is a holding company who adopted a new business model known as "Collaborative Governance.” To date, we are not aware of any other holding company using the same business philosophy or governing policies. Our business footprint is to acquire strong companies that meet the following criteria: (1) in business for a minimum of 2 years; (2) profitable; (3) good management team; (4) little to no debt; (5) assets of a minimum of $1,000,000. Cardiff continues to practice all business ethics under the (1934 Act) and acknowledges there are approximately 43 plus successful Business Development Companies (1040 Act) all who may be considered competition to CDIF that are established and available to the public for investment. These Companies offer experienced management; dividends and financial security.

To date Cardiff consist of 4 Subsidiaries; Legacy Card Company, We Three,LLC, Romeo’s NY Pizza and Edge View Properties.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2014 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Results of Operations

For the Three Months Ended September 30, 2014 and 2013

We had revenues in the amount of $421,450 and $0 for the three months ended September 30, 2014 and 2013, respectively. The revenue for the three months ended September 30, 2014 is attributable to our acquisitions of Romeo's NY Pizza and We Three, LLC in the amount of $405,936 and $15,514. There was no revenue in the three months ended September 30, 2013.

We had costs of sales in the amount of $304,004 and $0 for the three months ended September 30, 2014 and 2013, respectively. The costs for the three months ended September 30, 2014 is attributable to our acquisitions of Romeo's NY Pizza and We Three, LLC in the amount of $269,800 and $34,204. There was no revenue in the three months ended September 30, 2013.

We had operating expenses of $343,186 and $156,764 for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $186,422. The increase is result of principally a result of an increase in professional fees of approximately $51,000 and an increase in salaries of $15,000 compared to the prior year period. In addition, the operating expenses increased in costs of our new acquired companies of approximately $128,000.

We had a net loss of $87,754 for the three months ended September 30, 2014 compared to a net loss of $233,775 for the three months ended September 30, 2013, representing a decrease of $146,021. As the operating costs increased, there was a decrease in the interest expense and gain from the change in value of the derivative liability of approximately $62,000 compared to the prior period as the Company has converted a majority of historical debt to preferred stock. Furthermore, the Company was able to extinguish approximately $152,000 of historical accounts payable.

For the Nine Months Ended September 30, 2014 and 2013

We had revenues in the amount of $428,285 and $0 for the nine months ended September 30, 2014 and 2013, respectively. The revenue for the nine months ended September 30, 2014 is attributable to our acquisitions of Romeo's NY Pizza on June 30, 2014 and We Three, LLC on May 15, 2014 in the amount of $405,936 and $22,349. There was no revenue in the three months ended September 30, 2013.

We had costs of sales in the amount of $314,095 and $0 for the three months ended September 30, 2014 and 2013, respectively. The revenue for the nine months ended September 30, 2014 is attributable to our acquisitions of Romeo's NY Pizza and We Three, LLC in the amount of $269,800 and $44,295. There was no revenue in the three months ended September 30, 2013.

We had operating expenses of $650,410 and $478,807 for the nine months ended September 30, 2014 and 2013, respectively, representing an increase of $171,603. The increase is principally a result of a reduction in professional fees offset by increase costs of our new acquired company.

We had a net loss of $380,866 for the nine months ended September 30, 2014 compared to a net income of $886,190 nine months ended September 30, 2013, representing a decrease of $485,324. As the operating costs increased, there was a decrease in the interest expense and gain from the change in value of the derivative liability of approximately $401,000 compared to the prior period as the Company has converted a majority of historical debt to preferred stock. Furthermore, the Company was able to extinguish approximately $152,000 of historical accounts payable.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At September 30, 2014, we had $91,045 in cash and cash equivalents and total assets amounted to $3,029,661. At December 31, 2013 we had $4,676 of cash and cash equivalents, and total assets amounted to $6,935, which include other assets.

Net cash used in operating activities was $184,928 and $166,822 for the nine months ended September 30, 2014 and 2013, respectively. The increase in the amount of net cash used in operating activities during the nine months ended September 30, 2014 compared to the same period last year was attributable the operating losses incurred in the current year.

Net cash used in by investing activities was $82,718 and $0 for the nine months ended September 30, 2014 and 2013, respectively. The cash flows used in investing activities during the nine months ended September 30, 2014 was attributable to the purchase of fixed assets and an investment of $75,000, net of cash acquired of $76,619, for We Three, LLC. acquired on May 15, 2014 and Romeo's NY Pizza on June 30, 2014.

Net cash provided by financing activities was $354,015 and $177,750 for the nine months ended September 30, 2014 and 2013, respectively. The cash flows from financing activities during the nine months ended September 30, 2014 was attributable to proceeds from the sale of preferred stock of $339,633 and the proceeds from notes payable, net of repayments, of $14,382. The cash flows from financing activities during the nine months ended September 30, 2013 was attributable to proceeds from the sale of common stock of $107,750 and advances from third parties of $70,000.

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

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the nine months ended September 30, 2014.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

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

Dated: November 19, 2014	CARDIFF INTERNATIONAL, INC.

By: /s/ Kathleen Roberton
Chief Executive Officer

By: /s/ Daniel Thompson
Chairman (Acting President and Treasurer)

