Form 10-Q/A
period 2014-09-30
CARDIFF INTERNATIONAL INC
filed 2014-11-25
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 19, 2014.

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

Dated: November 25, 2014	CARDIFF INTERNATIONAL, INC.

By: /s/ Kathleen Roberton
Chief Executive Officer

By: /s/ Daniel Thompson
Chairman (Acting President and Treasurer)

4