Form 10-K
period 2014-12-31
CARDIFF INTERNATIONAL INC
filed 2016-07-28
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) 4

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

Commission File Number 000-49709

_______________________

CARDIFF INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

_______________________

Florida	84-1044583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Las Olas Blvd., Unit 1400, Ft. Lauderdale, FL 33301

(Address of principal executive offices)

(844) 628-2100 (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Par Value $0.001 Common Stock

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [x].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]          No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]         No [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]      Non-accelerated filer [  ]     Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]            No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,378,430.

Common shares outstanding at June 20, 2016 is 13,251,477 with a par value of $0.001.

FORM 10-K

CARDIFF INTERNATIONAL, INC.

i

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Cardiff International,” “the Company”, “we,” “us,” and “our,” refer to Cardiff International, Inc., a Colorado corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

Item 1. DESCRIPTION OF BUSINESS.

History of the Business

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff International, Inc. (“Cardiff”, the “Company”), a publicly held corporation presently incorporated in Florida. Legacy was formed as a California limited liability company in August 2001. In April 2005, Legacy was converted into a Nevada corporation.

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

On February 7, 2006, Cardiff changed its fiscal year end to December 31st from September 30th.

In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to our shareholders. The reason for this strategy was to protect our shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, we had negated more than 90% of all its debt; by July of 2014, we had completed the acquisition of three businesses: We Three, LLC; Romeo’s NY Pizza; and Edge View Properties, Inc. We delayed the filing of its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014 due to difficulty obtaining information from another acquisition, which was subsequently unwound.

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

BUSINESS DEVELOPMENTS

The following business developments have been reported in our reports filed with the Securities and Exchange Commission (the “SEC”), which are referenced in Part IV, Item 15, of this Annual Report:

In May of 2014, Kathleen Robertson was appointed CEO/President of Cardiff International.

In May of 2014, We Three LLC was acquired with a tax free exchange for 280,069 Series F preferred shares, $0.001 par value.

In May of 2014, we adopted a new business governance referred to as “Collaborative Commonwealth™”.

In July of 2014, we acquired Romeo’s New York Pizza with a tax free exchange of 400,000 Series D preferred shares, $0.001 par value.

In July of 2014, we acquired Edge View Properties, Inc. with a tax free exchange of 241,199 Series E Preferred Shares, $0.001 par value.

Current Business Operations

We are a holding company that adopted a new business model known as "Collaborative Governance.” To date, we are not aware of any other domestic holding company using the same business philosophy or governing policies. Our business footprint is to acquire strong companies that meet the following criteria: (1) in business for a minimum of two years; (2) profitable; (3) good management team; (4) little to no debt; and (5) assets of a minimum of $1,000,000. We continue to practice all business ethics under the Securities Exchange Act of 1934 (“1934 Act”) and acknowledges that there are more than 43 successful business development companies subject to the Investment Company Act of 1940 (“1940 Act”), all of which may be considered competition to us and that are established and available to the public for investment. These companies offer experienced management, dividends and financial security.

To date, Cardiff consists of: Mission Tuition, Inc. (www.missiontuition.com), We Three, LLC (Affordable Housing Initiative); Romeo’s NY Pizza; and Edge View Properties, Inc.

Organization

We are comprised of one corporation. All of our operations are conducted through this corporation.

Employees

Collectively, Cardiff at current has 26 employees and anticipates hiring additional personal with new acquisitions.

Competition

We are a holding company who adopted a new business model known as "Collaborative Commonwealth™" a new form of governance. To date, we are not aware of any other Holding Company using the same business philosophy or governing policies. Our competition is substantially larger. Berkshire Hathaway is closest to our governance model under the (1934 Act) and there are approximately 43 plus successful business development companies (1040 Act) all who are considered our competition and are established and available to the public for investment. These companies offer experienced management; dividends and financial security.

Proprietary Information

We own the following trademarks: Cardiff USA; Mission Tuition, Collaborative Governance, Legacy Card and Small Cap Rescue.

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

Our investor relations department can be contacted at our principal executive office located at, 401 East Las Olas Blvd. Unit 1400 Lauderdale, FL 33301. Our telephone number is (844-628-2100).

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

During our startup phase we were not profitable and generated minimal revenue and no profit. As of this filing, though still not profitable, Cardiff is generating revenue which helps mitigate the risk. Currently we have a small amount of consolidated stockholders’ equity. As a result, though pleased with our current results, we may never become profitable, and could go out of business.

Through inception until December 2014, we have restructured ourselves into an holding company and have acquired three additional businesses; We Three, Inc. d/b/a Affordable Housing Initiative, Romeo’s NY Pizza and Edge View Properties.

Future sales will no longer depend on missiontuition.com, future revenues will come from our new acquisitions. We cannot guarantee we will ever develop a substantial revenue from our subsidiary companies and as required, we must state there is no assurance that we will become a profitable company.

Because we had incurred operating losses from our inception, we would still consider ourselves a going concern.

For the fiscal years ended December 31, 2014 and December 31, 2013, our accountants have expressed concern about our ability to continue as a result of our continued net losses. However, we believe our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Since we are a start-up company, that has generated minimal revenue, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We were incorporated in August 2001 and have focused all of our efforts on the development of our product and we have generated minimal amounts revenue. Based upon current plans, we do expect to incur little to no operating losses in future periods. Further, there is no guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you hold, and could result in the loss of your entire investment.

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

We have been successful in implementing our business strategy, however, new acquisitions could adversely affect our business which could adversely affect our financial condition, results of operations and cash flows. If we cannot successfully implement our business strategy, it could result in the loss of your investment.

Successful implementation of our business strategy depends on factors specific to acquiring successful businesses. Adverse changes in our acquisition process could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

•	The competitive environment in the specific field of business acquired; and
•	Our ability to acquire the right businesses that meet customers’ needs; and
•	Our ability to establish, maintain and eventually grow market share in a competitive environment.

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

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to such sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

Because of our size and limited resources, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. GAAP and securities laws, and which could cause a materially adverse impact on our financial statements, the trading of our common stock and our business.

We are a small holding company that lacks the financial resources and qualified personnel to implement and sustain adequate internal controls As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet proper internal control standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, material weaknesses or lack of compliance could result in restatements of our historical financial information, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a materially adverse effect on our reputation and business.

We do not expect to pay dividends on common stock in the foreseeable future.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock for the year. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2014, there were 772 record holders of our common stock, and there were 4,928,682 shares of our common stock outstanding.

Public Market for Common Stock

Our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTCQB under the symbol “CDIF”. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Price range of common stock

	High Close	Low Close

Year Ended December 31, 2014
1st Quarter	$80.00	$22.50
2nd Quarter	$67.50	$20.00
3rd Quarter	$25.00	$2.83
4th Quarter	$4.00	$1.70

Year Ended December 31, 2013
1st Quarter	$425.00	$77.50
2nd Quarter	$107.50	$37.50
3rd Quarter	$70.00	$30.00
4th Quarter	$37.50	$22.50

The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

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

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

The following discussion of our consolidated financial condition and consolidated results of operations should be read in conjunction with our consolidated financial statements and the related notes included in this report.

The following table provides selected financial data about us for the fiscal years ended December 31, 2014 and December 31, 2013. For detailed financial information, see the audited Financial Statements included in this report.

Balance Sheet Data:

	Year ended December 31,
	2014	2013
Cash	$46,311	4,676
Total assets	$1,250,856	6,935
Total liabilities	$1,409,554	1,815,894
Shareholders' equity (deficiency)	$(158,698)	(1,808,959)

Operating Data:

Revenues	$890,401	—
Operating Expenses	$976,751	2,908,231
Net (Loss)	$(13,131,697)	(10,982,795)

Key actual and pro forma financial data for the year ended December 31, 2014 were as follows:

	December 31,	December 31,
	2014 (Actual)	2014 (Pro forma)
Revenues:
We Three	$56,870	$83,977
Romeo’s NY Pizza	833,531	1,643,072
Others	0	0
Consolidated revenues	$890,401	$1,727,049

Depreciation:
We Three	$5,521	$7,269
Romeo’s NY Pizza	34,439	68,877
Others	33	33
Consolidated depreciation	$39,992	$76,179

Loss before taxes
We Three	$(21,373)	$(25,215)
Romeo’s NY Pizza	(22,156)	(37,691)
Others	(13,088,168)	(13,088,168)
Consolidated loss before taxes	$(13,131,697)	$(13,151,074)

Assets:
We Three	$169,417	$169,417
Romeo’s NY Pizza	159,039	159,039
Others	922,400	922,400
Combined assets	$1,250,856	$1,250,856

Results of Operations

Sales. We had very limited operating history upon which to evaluate our intended business and had no revenues in 2013. In addition, we have a history of losses. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2014 and 2013 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully acquire new established businesses that generate revenues. By July of 2014, we had completed the acquisition of three businesses: We Three, LLC; Romeo’s NY Pizza; and Edge View Properties, Inc. The revenues of $890,401 in 2014 was a direct result of such acquisitions of businesses, of which $833,531 were from the sales of pizza in Romeo’s NY Pizza, and $56,870 were rental income from the mobile home rental managed by We Three LLC. The pro forma revenues would be $1,727,049 in the full year of 2014, of which $1,643,072 were from the sales of pizza in Romeo’s NY Pizza, and $83,977 were rental income from the mobile home rental managed by We Three LLC.

Cost of Goods Sold. We had no cost of sales in 2013 due to no revenues generated activities. In 2014, we had $653,871 in cost of goods sold, of which $618,336 were in connection the sales of pizza, including but not limited to direct material of $234,340 and direct labor of $300,033. The remaining cost of sales in amount of $35,535 were in connection with the mobile home rental. The pro forma cost of sales would be $1,264,725 in the full year of 2014, of which $1,218,195 were in connection the sales of pizza, including but not limited to direct material of $464,301 and direct labor of $590,798. The remaining cost of sales in amount of $46,530 were in connection with the mobile home rental.

Operating Expenses. Operating expenses, which consisted of research and development and general and administrative expenses for the year ended December 31, 2014, were $976,751, as compared to the operating expenses for the year ended December 31, 2013 of $2,908,231. The difference is related to a decrease of staff members and marketing costs in 2014. The pro forma operating expense would be $1,223,565 in the full year of 2014, of which $466,996 were attributable to the operations in Pizza restaurants, and $62,662 were attributable to the operations in We Three LLC.

Employee stock compensation. During the year ended December 31, 2014, we issued 4,427,200 shares of common stock and 600,000 shares of Series B preferred stock to officers for services rendered. The fair value of the common stock issuance was determined by the fair value of our common stock on the grant date, at a price of approximately $2.3 per share; and the fair value of Series B preferred stock issuance was determined by the private placement price of $2.5 per share in the arms-length transactions. Accordingly, we recognized officer stock based compensation of $11,682,560 to the consolidated statements of operations for the year ended December 31, 2014. There were no stock based compensation to employees in the prior year.

Non-employee stock compensation. During the year ended December 31, 2014, we issued 11,999 shares of Series B preferred stock and 1 share of Series C preferred stock to certain consultants for marketing services rendered. The fair value of this stock issuance was determined by the private placement price of $2.5 per share in the arms-length transactions. Accordingly, we recognized stock based compensation of $30,000 to non-employees to the consolidated statements of operations for the year ended December 31, 2014. Comparatively, we issued 3,248,919 shares of Series B preferred stock and 54 shares of Series C preferred stock to certain investors of the organization in 2013. The aggregate costs amounted to a non-operating expense of $8,131,481.

Gain on conversion of debt. In December 2013, the Company issued 1,232,300 shares of Series B preferred stock and 21 shares of Series C preferred stock in exchange for outstanding debt of the organization. The aggregate exchange amounted a reduction of accounts payable related party of $273,565, a reduction of severance payable of $47,250, a reduction of officer salary payable of $857,942 and a reduction of principal and accrued interest of $1,485,580 and $1,028,528, respectively. We recorded a gain on the conversion of debt in the amount of $520,558 for the year end December 31, 2013. During the year ended December 31, 2014, we had a gain on settlement of debt in the amount of $822,080 due to a settlement of accounts payable.

Change in value of derivative liability. During the years ended December 31, 2014 and 2013, the change in value of derivative liability amounted to $(35,590) and $41,945, respectively. In 2014, the convertible notes with accrued interest in amount of $32,010 were converted into 2,496 shares. We remeasured the fair value of the converted amount at the conversion date and increased the derivative liabilities to $132,981, which was credited to additional paid-in capital at the conversion.

Interest Expense. During the years end December 31, 2014 and 2013, interest expense amounted to $61,109 and $505,586, respectively. The decrease in interest was a result of fewer borrowings in 2014 and write-off of the debt discount upon the conversion of the notes payable to preferred stock.

As a result of the foregoing, we had a net loss of $13,131,697 for the fiscal year ended December 31, 2014, which is compared to the net loss for the year ended December 31, 2013 of $10,982,785. The pro forma net loss would be $13,151,074 in the full year of 2014, of which $37,690 were attributable to the operations in Pizza restaurants, and $25,215 were attributable to the operations in We Three LLC.

Our activities have been completely directed at developing our business plan for eventually generating revenue. We operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $20,000,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, our directors have orally agreed to loan such funds as may be necessary through December 31, 2015 for working capital purposes, although they have no obligation to do so.

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

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $46,311. As of December 31, 2013, we had cash and cash equivalents of $4,676.

Net cash used for operating activities was $(696,728) for the year ended December 31, 2014, which was comparable to the net cash used in operating activities of $(204,926) for the year ended December 31, 2013. This is attributable to our net losses in the amounts of $13,131,697 and $10,982,795 for the years ended December 31, 2014 and 2013, respectively less non-cash charges related to stock based compensation of $11,712,560 and $2,470,818 for the years ended December 31, 2014 and 2013, respectively. We had a non-recurring charge to operations during the year ended December 31, 2014 of $1,407,327 for an impairment loss of goodwill, net of gain of $299,826 on investment, which did not require the use of cash and is added back to the net loss. We had no such impairment in the preceding year.

We had no cash flows from investing activities for the years ended December 31, 2014 and 2013.

Cash flows provided by financing activities were $738,363 for the year ended December 31, 2014, which compares to cash flows provided by financing activities of $207,750 for the year ended December 31, 2013. These cash flows were related to sales of stock in the amounts of $596,314 and $207,750 during the years ended December 31, 2014 and 2013, respectively. Suring the year ended December 31, 2014, financing activities provided $28,942 in proceeds from a related party, and $113,107 in proceeds from a notes payable, of which $25,075 was with a related party.

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

In first quarter of 2013, it was decided that we restructure into a new holding company who adopted a new business model known as "Collaborative Commonwealth™" a new form of governance enabling businesses to take advantage of the power of a public Company. Targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties and high return investments, all designed to pay a dividend to our shareholders. The reason for this was to protect our shareholders by acquiring small to minimum size businesses seeking support with both financing and management. The plan was to establish new classes of Preferred stock to streamline voting rights, negate debt and acquire new businesses. By December of 2013 the Company negated 90% plus of all debt; by May of 2014 we acquired three businesses, We Three, LLC; Romeo’s NY Pizza and Edge View Properties, Inc.

Recent Developments

As of this filing, we have acquired We Three, LLC (d/b/a Affordable Housing Initiative) (“AHI”), Romeo’s NY Pizza Chain and Edge View Properties, Inc.

Current Business Operations

Cardiff International, Inc., is currently structured as a company with holdings of various companies.

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on sales, costs and needs.

Cardiff International, Inc., is a public Holding company utilizing a new form of Collaborative Governance™*. Cardiff targets acquisitions of undervalued, niche companies with high growth potential, income-producing businesses, including commercial real estate properties all of which offer high returns for our investors. Our goal is to provide a form of governance enabling businesses to take advantage of the power of a public company without losing management control. Cardiff provides companies the ability to raise money and investors a low risk environment that protects their investment.

MISSION TUITION (www.missiontuition.com): Cardiff through Mission Tuition has built one of the largest merchant shopping networks in America consisting of all the top name merchants; offering in-store savings and coupon savings with local, regional and national merchants throughout America. With each purchase members earn rebates which goes directly into their educational savings account. Our Tax-Free educational savings program provides a platform for families to start an "educational savings" program that encourages regular and daily use of the program. The Mission Tuition program helps families save for college. Mission Tuition encourages members to contribute to their educational savings with contribution from work, family members or just rebates generated by online and in- store purchases. The Mission Tuition program leverages the two biggest economic forces in society –– consumer spended and the cost of education –– to create the most unique value-added rewards program in decades. Cardiff’s missiontuition.com helps solve a real need for America's families – saving for your child's college education.

WE THREE, LLC (D/B/A AFFORDABLE HOUSING INITIATIVE) (“AHI”): AHI is located in Maryville, Tennessee. AHI acquires both mobile homes and mobile home parks offering an alternative to traditional housing. Their mobile home business is a popular option for a homeowner wishing to avoid large down payments, expensive maintenance costs, monthly mortgage payments and high property taxes. If bad credit is an issue preventing people from purchasing a traditional house, AHI will provide a financial leasing option with "O" interest on the lease providing a "lease to own" option for their family home. Most homes are 3 bedroom/2bath homes making the dream of owning a home possible.

ROMEO'S NY PIZZA, INC.: Romeo's NY Pizza - Established in Paterson, New Jersey in 1945. Romeo's NY Pizza makes authentic NY pizza, making their dough in-house, using the finest cheese and ingredients available. No soggy crust or watered down pizza sauce, only the best. They also serve Chicken Wings, Philly Steak Subs, Calzones and Salads. Romeo's NY Pizza is currently in negotiations to open a "quick serve" Romeo's location in the Hartfield International Airport in Atlanta.

EDGE VIEW PROPERTIES LLC: Edge View Properties consists of 30 prime acres of land; 23.5 acres zoned MDR (Medium Density Residential) with 12 lots already platted and 48 lots zoned HDR (High Density Residential), 4 acres of dedicated river front property zoned for recreation on the Salmon River, Idaho's premier whitewater river and 2.5 acres zoned for commercial use. All land is in the city limits of Salmon and adjacent to the Frank church Wilderness Park (the largest wilderness park in the lower 48 states).

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2014 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Recent Accounting Pronouncements

ASU 2014-10, Development Stage Entities

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In June 2014, ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued ASU No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This Update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for public and nonpublic entities for annual periods ended after December 15, 2016. We are currently assessing the impact of the adoption of ASU No. 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

In July 2015, FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued ASU No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See next page. Remainder of this page intentionally left blank.

15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cardiff International, Inc.

We have audited the accompanying consolidated balance sheets of Cardiff International, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. Cardiff International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff International, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

July 28, 2016

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS

Current assets
Cash	$46,311	$4,676
Accounts receivable	3,782	–
Prepaid and other	25,325	1,659
Total current assets	75,418	6,335

Property and equipment, net of accumulated depreciation of $279,673 and $0, respectively	534,212	–
Land	603,000	–
Deposits	9,725	600
Due from related party	28,501	–
	$1,250,856	$6,935

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$73,153	$–
Accrued expenses	176,330	814,265
Accrued expenses - related parties	450,000	–
Interest payable	161,696	121,440
Accrued payroll taxes	38,400	412,623
Derivative liability	–	97,391
Due to officers and shareholders	106,943	49,500
Notes payable, unrelated party	129,032	50,000
Convertible notes payable	9,000	30,750
Convertible notes payable - related party	165,000	165,000
Total current liabilities	1,309,554	1,740,969

Long-term liabilities
Notes payable, related party, net of current portion and discount of $0 and $50,075, respectively	100,000	74,925
Total liabilities	1,409,554	1,815,894

Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1	6,348	4,577
Series C preferred	–	–
Common stock; 5,000,000 shares authorized with $0.001 par value; 4,928,682 and 83,586 issued and outstanding at December 31, 2014 and 2013, respectively	4,929	84
Additional paid-in capital	39,092,469	24,317,127
Retained deficit	(39,262,444)	(26,130,747)
Total shareholders' equity (deficiency)	(158,698)	(1,808,959)

Total liabilities and shareholders' equity (deficiency)	$1,250,856	$6,935

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Years Ended December 31,
	2014	2013
REVENUE
Rental income	56,870	–
Sales of pizza	833,531	–
Total revenue	890,401	–
COST OF SALES
Rental business	35,535	–
Pizza restaurants	618,336	–
Total cost of sales	653,871	–

GROSS MARGIN	236,530	–

OPERATING EXPENSES	12,689,311	11,039,712

LOSS FROM OPERATIONS	(12,452,781)	(11,039,712)

OTHER INCOME (EXPENSE)
Impairment loss on goodwill	(1,407,327)	–
Gain on settlement of debt	822,080	520,558
Change in value of derivative liability	(35,590)	41,945
Other	3,030	–
Interest expense	(61,109)	(505,586)
	(678,916)	56,917

NET INCOME (LOSS) FOR THE PERIOD	$(13,131,697)	$(10,982,795)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(11.39)	$(582.78)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC AND DILUTED	1,152,779	18,845

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2014

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1		Preferred Stock, Series C		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficiency	Total
Balance December 31, 2012	1	$–	–	$–	–	$–	5,575	$6	$10,339,369	$(15,147,952)	$(4,808,577)
Common stock issued for cash, $0.006 average per share			–	–	–	–	718	1	107,749	–	107,750
Common stock issued for financing			–	–	–	–	910	1	213,799	–	213,800
Common stock issued upon conversion of convertible debenture			–	–	–	–	1,149	1	65,873	–	65,874
Common stock issued for officer compensation			–	–	–	–	75,234	75	2,256,943	–	2,257,018
Series B preferred shares issued for cash, $2.50 per share			28,000	28			–	–	99,972	–	100,000
Series B preferred shares issued upon conversion of convertible debt			1,232,300	1,232			–	–	5,070,246	–	5,071,478
Series B preferred shares issued for non-employee stock compensation			3,316,401	3,317			–	–	6,149,677	–	6,152,994
Series C preferred shares issued upon conversion of convertible debt					21	–	–	–	4,320	–	4,320
Series C preferred shares issued for non-employee compensation					58	–	–	–	9,180	–	9,180
Net loss	–	–	–	–	–	–	–	–	–	(10,982,795)	(10,982,795)
Balance December 31, 2013	1	$–	4,576,701	$4,577	79	$–	83,586	$84	$24,317,127	$(26,130,747)	$(1,808,959)
Common stock issued for debt conversion - Asher	–	–	–	–	–	–	2,496	2	32,008	–	32,010
Common stock issued for debt conversion	–	–	–	–	–	–	15,400	15	3,835	–	3,850
Common stock issued for services	–	–	–	–	–	–	4,427,200	4,427	10,178,133	–	10,182,560
Common stock issued for debt conversion	–	–	–	–	–	–	400,000	400	670	–	1,070
Series B preferred shares issued for cash, $2.50 per share	–	–	81,993	82	–	–	–	–	204,901	–	204,983
Series B & C preferred shares issued for services	–	–	611,999	612	1	–	–	–	1,529,388	–	1,530,000
Series C preferred shares issued for cash, $2.50 per share	–	–	–	–	33	–	–	–	83	–	83
Series D preferred shares issued for Romeo's NY Pizza	–	–	400,000	400	–	–	–	–	999,600	–	1,000,000
Series E preferred shares issued for Edge View Properties	–	–	241,199	241	–	–	–	–	602,759	–	603,000
Series F preferred shares issued for We Three LLC	–	–	280,069	280	–	–	–	–	699,894	–	700,174
Series F-1 preferred shares issued for cash, 2.50 per share	–	–	156,503	157	–	–	–	–	391,091	–	391,248
Reclassification of derivative liability associated with debt conversion	–	–	–	–	–	–	–	–	132,981	–	132,981
Net loss	–	–	–	–	–	–	–	–	–	(13,131,697)	(13,131,697)
Balance December 31, 2014	1	$–	6,348,464	$6,348	113	$–	4,928,682	$4,929	$39,092,469	$(39,262,444)	$(158,698)

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Years Ended December 31,
	2014	2013
Net income (loss)	$(13,131,697)	$(10,982,795)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	39,992	155
Amortization of loan discount	–	200,498
Stock-based compensation	11,712,560	2,470,818
Compensation expense for shareholders of record	–	8,131,481
Change in value of derivative liability	35,590	(101,636)
Issuance of warrants as loan costs	–	213,800
Impairment loss on goodwill	1,407,327	–
Gain on settlement of debt	(822,080)	–
(Increase) decrease in:
Accounts receivable	(3,782)	–
Deposits	(9,125)	–
Prepaids and other	(23,666)	–
Increase (decrease) in:
Accounts payable	73,153	–
Accrued expenses	(58,036)	67,899
Interest payable	46,436	(177,365)
Accrued payroll taxes	36,600	–
Accrued officers' salaries	–	(24,531)
Settlement payable, shareholder	–	(3,250)
Net cash used in operating activities	(696,728)	(204,926)

FINANCING ACTIVITIES
Due from / to related party	28,942	–
Proceeds from sales of stock	596,314	207,750
Proceeds from notes payable - related party	25,075	–
Proceeds from notes payable	79,032	–
Proceeds from convertible notes payable	9,000	–
	738,363	207,750
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,635	2,824

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,676	1,852

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,311	$4,676

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series D preferred shares issued for acquisition	$1,000,000	$–
Series E preferred shares issued for acquisition	$603,000	$–
Series F & F-1 preferred shares issued for acquisition	$700,174	$–
Common stock issued upon conversion of notes payable	$36,930	$65,874

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff International, Inc. (“Cardiff”, the “Company”), a publicly held corporation. In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to the Company’s shareholders. The reason for this strategy was to protect the Company’s shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, the Company had negated more than 90% of all its debt; by July of 2014, the Company had completed the acquisition of three businesses: We Three, LLC; Romeo’s NY Pizza; and Edge View Properties, Inc. The Company delayed the filing of its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014 due to difficulty obtaining information from another acquisition, which was subsequently unwound.

Description of Business

Cardiff is a holding company that adopted a new business model known as "Collaborative Governance.” To date, the Company is not aware of any other domestic holding company using the same business philosophy or governing policies. The Company’s business footprint is to acquire strong companies that meet the following criteria: (1) in business for a minimum of two years; (2) profitable; (3) good management team; (4) little to no debt; and (5) assets of a minimum of $1,000,000. Cardiff continues to practice all business ethics under the Securities Exchange Act of 1934 (“1934 Act”) and acknowledges that there are more than 43 successful Business Development Companies subject to the Investment Company Act of 1940 (“1940 Act”), all of which may be considered competition to Cardiff and that are established and available to the public for investment. These companies offer experienced management, dividends and financial security.

To date, Cardiff consists of three subsidiaries: We Three, LLC; Romeo’s NY Pizza; and Edge View Properties, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff International, Inc., and its wholly-owned subsidiaries: We Three, LLC; Romeo’s NY Pizza; and Edge View Properties, Inc. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported financial results.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

In general, the Company recognizes revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

Rental Income

The Company’s rental income is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying December 31, 2014 consolidated balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Restaurant Sales

Revenue from restaurant sales is recognized when food and beverage products are sold. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believe such assumptions are also comparable to those that would be used by other marketplace participants. During the year ended December 31, 2014, goodwill of $1,707,153 resulted from the business acquisitions in 2014 was impaired in full.

Valuation of long-lived assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

Valuation of Derivative Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging (“ASC 815-10”), requires that embedded derivative instruments be bifurcated and assessed, along with freestanding derivative instruments such as convertible promissory notes, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. During the year ended December 31, 2014, the convertible notes principal and accrued interest totaled $32,010 were converted into 2,496 shares of Common Stock of the Company at the options of the noteholder. The Company used a Black-Scholes pricing model to determine the appropriate fair value of $132,981 at the conversion date. The Company adjusted its derivative liability to its fair value, and reflected the increase (decrease) in fair value of $35,590 for the year ended December 31, 2014 as Other Expenses on the Consolidated Statements of Operations. The derivative liability of $132,981 was reclassified as additional paid-in capital at the conversion.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level Input	Input Definition

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs, other than quoted prices included in Level 1, which are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2014 and 2013.

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2014	$–	$–	$–	$–

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2013	$–	$–	$–	$–

Stock-Based Compensation – Employees

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

If the Company is a newly formed corporation or shares of the Company are thinly traded, the use of share prices established in the Company’s most recent private placement memorandum (based on sales to third parties), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Stock-Based Compensation – Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum, or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments.

The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Classification	Useful Life
Equipment, furniture and fixtures	5 - 7 yrs
Leasehold improvements	10 yrs or lease term, if shorter

During the years ended December 31, 2014 and 2013, depreciation and amortization expense was $39,992 and $155, respectively.

Income Taxes

Income taxes are determined in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended December 31, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2015 and 2014, the Company did not have any significant unrecognized uncertain tax positions.

Stock Split

Upon filing Articles of Domestication with the state of Florida on August 22, 2014, the Board authorized and approved a reverse stock split of one for twenty five thousand (1:25,000) of the Corporation's total issued, outstanding and authorized shares of Common Stock (“Stock Split”).

The change in domicile was effectuated on September 2, 2014, under the laws of the state of Florida. The Stock Split was effectuated on September 12, 2014, upon filing the appropriate documentation with the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The Stock Split decreased the Corporation's total issued and outstanding shares of Common Stock from 2,516,819,560 to 100,673 and the total authorized shares of Common Stock from 3,000,000,000 to 120,000 shares of Common Stock. The Common Stock remained at $0.00001 par value. On September 15, 2014, the Company increased the authorized shares of Common Stock to 5,000,000 and increased the par value to $0.001.

On April 7, 2015, the Board of Directors of Cardiff International, Inc., a Florida corporation (the “Corporation”) authorized Fifty Million (50,000,000) shares of Common Stock, par value of $0.001. This increase was authorized for a) upcoming acquisitions; b) increased growth; c) to maintain control (the “Control Block”); d) compensate employees. In the event shares are issued, they will be issued as “restricted shares.”

Earnings (Loss) per Share

FASB ASC Subtopic 260, Earnings Per Share (“ASC 260”), provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, warrants, and debts convertible into common shares. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s Common Stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2014 and 2013. During a period of net loss, all potentially dilutive securities are anti-dilutive. Accordingly, for the year ended December 31, 2014, potentially dilutive securities have been excluded from the computations since they would be anti-dilutive. However, these dilutive securities could potentially dilute earnings per share in the future:

	Year	Year
	Ended	Ended
	December 31, 2014	December 31, 2013

Numerator:
Net income (loss)	$(13,131,697)	$(10,982,795)
Interest on convertible notes	–	–
Net income available for common shareholders	(13,131,697)	(10,982,795)

Denominator:
Weighted-average shares outstanding	1,152,779	18,845
Effect of dilutive securities	–	–
Weighted-average diluted shares outstanding	1,152,779	18,845

Basic earnings (loss) per share	$(11.39)	$(582.78)
Diluted earnings (loss) per share	$(11.39)	$(582.78)

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and, as such, has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of December 31, 2014, the Company had shareholders’ deficit of $158,698. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management has prospective investors and believes the raising of capital will allow the Company to pursue new acquisitions. There can be no assurance that the Company will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to it. Should the Company be unable to raise sufficient funds, it may be required to curtail its operating plans. In addition, increases in expenses may require cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future. Should the Company not be able to raise sufficient funds, it may cause cessation of operations.

Recently Issued Accounting Pronouncements

The Company has evaluated all of the recent accounting pronouncements through the filing date of these financial statements and believes that none of them will have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (“ASU 2014-10”)

On June 10, 2014, the FASB issued update ASU 2014-10 (“Topic 915”). Among other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity; (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014, and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

2. ACQUISITIONS

We Three, LLC

The Company completed the acquisition of We Three, LLC (d/b/a Affordable Housing Initiative) (“AHI”). The acquisition became effective on May 15, 2014. The Company issued 280,069 shares of Series F Preferred Stock as consideration for this acquisition. The fair value of We Three LLC was $1,000,000 as set forth below. Based on the price of $2.50 per share for the Series F Preferred Stock, the fair value of the stock issuance of Series F Preferred Stock was $700,174, resulting in the gain of $299,826 on investment in We Three, which was offset the goodwill impairment at the end of 2014.

Fair Value
Cash	$37,000
Property and equipment	88,000
Goodwill	957,000
Liabilities	(7,000)
Notes payable - related party	(75,000)
Total	$1,000,000

Romeo's NY Pizza

On September 30, 2014, the Company completed the acquisition of Romeo’s NY Pizza. The Company issued 400,000 shares of Series D Preferred Stock as consideration for this acquisition. Based on the price of $2.50 per share for the Series D Preferred Stock, the acquisition consideration represents a $1,000,000 valuation.

Fair Value

Cash	$39,000
Other current assets	25,000
Property and equipment	477,000
Goodwill	712,000
Accounts payable and accrued expenses	(65,000)
Notes payable	(120,000)
Notes payable - related party	(68,000)
$1,000,000

Edge View Properties, Inc.

On July 11, 2014, the Company completed the acquisition of Edge View Properties, Inc. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. Based upon the price of $2.50 per share for the Series E Preferred Stock, the acquisition consideration represents a $603,000 valuation.

The Series E Preferred Stock were adjusted as a result of the authorization and declaration of a special distribution with a conversion rate of 1 to 5 Common Stock ("Special Conversion"). The Special Conversion right is granted as a result of a Lock-Up/Leak-Out clause designated by Cardiff pursuant to the terms of this acquisition.

Fair Value

Cash	$–
Land	603,000

$603,000

The results of the operations for the acquired entities have been included in the consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of continuing operations for the year ended December 31, 2014, as if the acquisitions had been consummated at the beginning of the period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the years presented or the results which may occur in the future.

CARDIFF INTERNATIONAL, INC.

Pro Forma Condensed Combined Statement of Operations

For the year ended December 31, 2014

	CDIF	We Three	Romeo's NY Pizza	Edge View	Pro forma adjustment	Pro forma combined total

Revenue:	$–	$83,977	$1,643,072	$–	$–	$1,727,049

Cost of sales	–	45,775	163,096	–	–	208,871
Food and beverage	–	–	464,301	–	–	464,301
Labor	–	755	590,798	–	–	591,553
Total cost of sales	–	46,530	1,218,195	–	–	1,264,725
Gross profit	–	37,447	424,877	–	–	462,324

Operating expenses:
Marketing, general and administrative	536,944	47,894	97,506	284	–	682,629
Occupancy costs	49,182	–	279,682	3,111	–	331,975
Depreciation	–	7,269	68,877	33	–	76,179
Professional fees	102,319	7,500	20,930	2,034	–	132,782
Total operating expenses:	688,445	62,662	466,996	5,462	–	1,223,565

Net loss from operations	(688,445)	(25,215)	(42,118)	(5,462)	–	(761,240)

Other income (expenses):
Directors' and officers' stock compensation	(11,682,560)	–	–	–	–	(11,682,560)
Non-employee stock compensation	(30,000)	–	–	–	–	(30,000)
Impairment loss on goodwill	(1,707,153)	–	–	–	–	(1,707,153)
Gain on debt conversion	822,080	–	–	–	–	822,080
Gain on investment in We Three	299,826	–	–	–	–	299,826
Change in value of derivative liability	(35,590)	–	–	–	–	(35,590)
Interest income (expense)	(60,255)	–	(621)	(610)	–	(61,486)
Other income (expense)	–	–	5,049	–	–	5,049
Total other income (expenses)	(12,393,652)	–	4,429	(610)	–	(12,389,833)

Net income (loss) before income taxes	(13,082,097)	(25,215)	(37,690)	(6,072)	–	(13,151,074)

Income taxes (benefit)	–	–	–	–	–	–

NET INCOME (LOSS)	$(13,082,097)	$(25,215)	$(37,690)	$(6,072)	$–	$(13,151,074)

(LOSS) PER COMMON SHARE
- Basic						$(11.41)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
- Basic						1,152,779

3. LAND

As of December 31, 2014, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. Based on the price of $2.50 per share, the acquisition consideration represents a $603,000 valuation. The land is currently vacant and is expected to be developed into residential community. The value of the land is not subject to be depreciated.

4. ACCRUED EXPENSES

As of December 31, 2014 and 2013, the Company had accrued expenses of $626,330 and $814,265, respectively, consisted of the following:

	December 31, 2014	December 31, 2013

Accrued salaries	$450,000	$49,500
Accrued expenses - other	176,330	764,765
Total	$626,330	$814,265

5. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. In addition, the Company has an employment agreement, renewed May 15, 2014, with Daniel Thompson whereby the Company provides for compensation of $20,000 per month.

As the Chairman of the Board of Directors (“Board”). Mr. Thompson’s compensation had previously been $25,000 per month as President and Chief Executive Officer (“CEO”). A total salary of $262,500 was reflected as an expense for Mr. Thompson during the year ended December 31, 2014.

During the year ended December 31, 2104, Mr. Thompson paid expenses on behalf of the Company totaling $100,000 reflected as rent and other expenses.

A total salary of $262,500 and $205,500 was reflected as an expense to Daniel Thompson during the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2013, Mr. Thompson exchanged his accrued salary of $300,000 and advances and interest for 187,377 shares of Series B Preferred Stock with an aggregate value of $468,443. During the year ended December 31, 2013, the Company issued 1,880,848,703 shares of its Common Stock to Mr. Thompson for services as the Company’s Chief Executive Officer with an aggregate value of $2,257,018.

The total balance due to Daniel Thompson for accrued salaries, advances, and accrued interest, at December 31, 2014 and December 31, 2013, was $362,500 and $0, respectively.

Effective May 15, 2014 the Company agreed to change Daniel Thompson’s compensation to $20,000 per month from $25,000.

The Company has an employment agreement with a former President, Ms. Roberton, whereby the Company provides for compensation of $25,000 per month beginning May 15, 2014. A total salary of $187,500 was reflected as an expense during the year ended December 31, 2014. The total balance due to the President for accrued salaries at December 31, 2014 and December 31, 2013, was $187,500 and $0, respectively, (See Separation Agreement and resolution) agreement.

The Company had an employment agreement with the former President whereby the Company provided for compensation of $15,000 per month. A total salary of $67,500 and $180,000 was accrued and reflected as an expense during each of the years ended December 31, 2014 and 2013, respectively. During the year end December 31, 2013, the President exchanged his accrued salary for 155,800 shares of Series B Preferred Stock with an aggregate value of $389,500. The total balance due to the former President for accrued salaries at December 31, 2014 and 2013, was $0 and $0, respectively.

The total balance due others for accrued salaries at December 31, 2014 and December 31, 2013, was $0 and $49,500, respectively.

On October 10, 2014, the Company appointed Kathleen Robertson, the Company's CEO, and Jason Levy, the Company's Chief Operating Officer to the Board. In conjunction with the appointment, 1,500,000 shares of Common Stock, was issued to both Ms. Roberton and Mr. Levy, and 1,427,200 shares of Common Stock was issued to Mr. Thompson as Chairman.

During the year end December 31, 2013, a former President, Joseph Di Leonardo, exchanged his accrued salary, advances and other interests for 155,800 shares of Series B Preferred Stock with an aggregate value of $389,500.

The total balance due to the President and Chairman positions for accrued salaries at December 31, 2014 and December 31, 2013, was $450,000 and $0, respectively.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see above; Note 6, Notes Payable – Related Party; and Note 7, Convertible Notes Payable – Related Party).

6. NOTES PAYABLE

Notes payable at December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014	December 31, 2013

Notes Payable – Unrelated Party	$129,032	$50,000
Notes Payable – Related Party	100,000	125,000
Discount on notes	–	(50,075)
Total	$229,032	$124,925
Current portion	(129,032)	(50,000)
Long-term portion	$100,000	$74,925

Notes Payable – Unrelated Party

Legacy Investors, LLC

On August 5, 2004, the Company entered into a loan agreement with Legacy Investors, LLC, a Florida limited liability company. The initial loan amount of $1,000,000 (the “Initial Loan Amount”) was made by Legacy Investors, LLC upon the satisfaction of the post-closing covenant, comprised of a convertible debenture in the amount of $500,000 and an initial debenture for the amount of $500,000. The convertible debenture and initial debentures bore interest at 10.00% per year and matured in August 2006. The indebtedness was convertible into Series B Preferred Stock and one share of Series C Preferred Stock.

On December 5, 2013, the remaining balance of the note and related accrued interest was converted into 480,186 shares of Series B Preferred Stock and one share of Series C Preferred Stock. The balance on the note payable was $0 at each of the years ended December 31, 2014 and 2013, respectively. The Company was in default on this loan agreement until the conversion in December 2013.

Maricopa Equity Management Corporation

On October 27, 2005, the Company entered into a loan agreement in the amount of $100,000 with Maricopa Equity Management Corporation. The loan bore interest at 8% per annum and became due at the closing of the merger with Cardiff. In connection with the loan, the Company issued 100,000 shares of Common Stock in 2005.

On December 5, 2013, the remaining balance of the note and related accrued interest was converted into 57,600 shares of Series B Preferred Stock and 1 share of Series C Preferred Stock. The balance on the loan was $0 at each of the years ended December 31, 2014 and 2013, respectively.

International Card Establishment, Inc.

The Company entered into an agreement with International Card Establishment, Inc. (“ICE”) on April 19, 2007, whereby ICE will be the exclusive provider for the rewards and loyalty programs related to merchant contributions to a 529 College Savings Plan. ICE failed to deliver on its obligations to the Company, and subsequently discontinued operations in 2014, releasing the Company from all agreements, notes, or obligations in connection with ICE. In conjunction with other business activities, the Company issued 1,500,000 warrants to purchase its Common Stock, exercisable at $0.20 per share, which expired June 2, 2014. As a result of the warrants issued, the Company recorded $13,639 in debt discount during 2009, which is now reversed and a gain recorded for the extinguishment of the $50,000 note that was received as an advance in the second quarter of 2008.

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. As of December 31, 2012, the warrants had not been exercised. As of December 31, 2014, the Company is in default on this debenture. The balance of the note was $10,989 and $10,000 at December 31, 2014 and 2013, respectively.

On March 10, 2011, the Company entered into a promissory note agreement with a shareholder for $25,000. The note bears interest at eight percent per year and matures on March 10, 2015. Interest is payable annually on the anniversary of the note, and the principal and any unpaid interest are due upon maturity. In conjunction with the note, the Company issued 1,250,000 shares of its Common Stock to the lender. As a result of the issuance of these shares, the Company recorded a debt discount of $25,000 during 2011. On December 5, 2013, the remaining balance of the note and related accrued interest was converted into 10,320 shares of Series B Preferred Stock and one share of Series C Preferred Stock. The balance of the note, net of discount, was $0 and $0 at December 31, 2014 and 2013, respectively.

Notes Payable – Related Party

On March 10, 2011, the Company entered into a Promissory Note agreement with a shareholder for $25,000. The Note bears interest at 8% per year and matures on March 10, 2015. Interest is payable annually on the anniversary of the Note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the Note, the Company issued 1,250,000 shares of its common stock to the lender. As a result of the issuance of these shares, the Company recorded a debt discount of $25,000 during 2011. The balance of the note, net of discount was $0 and $18,850 at December 31, 2014 and 2013, respectively.

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $26,870 at December 31, 2014 and December 31, 2013, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $29,205 at December 31, 2014 and December 31, 2013, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2014	$129,032
2015	0
2016	100,000
2017	0
2018	0
Total	$229,032

7. CONVERTIBLE NOTES PAYABLE

Some of the Convertible Notes issued as described below included an anti-dilution provision that allowed for the adjustment of the conversion price. The Company considered the guidance provided by the FASB in “Determining Whether an Instrument Indexed to an Entity’s Own Stock,” the result of which indicates that the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that, as the conversion price of the Notes issued in connection therewith could fluctuate based future events, such prices were not fixed amounts. As a result, the Company determined that the conversion features of the Notes issued in connection therewith are not considered indexed to the Company’s stock and characterized the value of the conversion feature of such notes as derivative liabilities upon issuance.

Convertible notes at December 31, 2014 and December 31, 2013 are summarized as follows:

	2014	2013
Unrelated Party	$9,000	$30,750
Related Party	165,000	165,000
Total - Current	$174,000	$195,750

Convertible Notes Payable – Unrelated Party

On August 10, 2012, the Company entered into an unsecured Convertible Promissory Note agreement (“Note 3”) with an unrelated party for $15,000 and $7,500. Note 3 bore interest at eight percent per year and matured on May 4, 2013. Note 3 and any accrued and outstanding interest was convertible into the Company’s Common Shares at a discount of 45% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ended on the latest complete Trading Day prior to the Conversion Date. The balance of Note 3 was $0 and $22,500 at December 31, 2014 and December 31, 2013, respectively.

On December 3, 2012, the Company entered into an unsecured Convertible Promissory Note agreement (“Note 4”) with an unrelated party for $8,250. Note 4 bore interest at eight percent per year and matured on September 5, 2013. Note 4 and any accrued and outstanding interest was convertible into the Company’s Common Shares at a discount of 45% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ended on the latest complete Trading Day prior to the Conversion Date. The balance of Note 4 was $0 and $8,250 at December 31, 2014 and December 31, 2013, respectively.

During the year ended December 31, 2014, the principal and accrued interest of Note 3 and Note 4 in total amount of $32,010 was converted into 2,496 shares of common stock of the Company per the requests from the noteholders.

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 5”) in the amount of $9,000. Note 5 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 5 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The balance of Note 5 was $9,000 and $0 at December 31, 2014 and December 31, 2013, respectively.

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company is in default on Debenture 1, and the warrants have not been exercised. The balance of Debenture 1 was $150,000 and $150,000 at December 31, 2014 and December 31, 2013, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The balance of Debenture 2 was $15,000 and $15,000 at December 31, 2014 and December 31, 2013, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2014	$174,000
2015	0
2016	0
2017	0
2018	0
Total	$174,000

8. DERIVATIVE LIABILITY

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

The Company evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements. The Company determined that the notes and the conversion features of certain notes contained such provisions and recorded such instruments as derivative liabilities upon issuance. In addition, in periods prior to July 1, 2012, the Company did not have enough authorized shares to issue common shares resulting in the potential exercise or conversion of its issued and outstanding options, warrants or convertible notes. Accordingly, these instruments were reflected as derivative liabilities as of June 30, 2012 and prior. In July 2012, the Company was successful in increasing the number of authorized shares in the corporate treasury effectively eliminating the majority of the derivative liability.

Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, with the following assumptions:

	December 31, 2014	December 31, 2013
Conversion feature:
Risk-free interest rate	0.05%	0.01 % to 0.27%
Expected volatility	540%	100%
Expected life (in years)	0.003 years	0 – 2 years
Expected dividend yield	0%	0%

Fair Value:
Conversion feature	$132,981	$97,391
Warrants	–	–
Total	$0	$97,391

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected volatility was based on the Company’s historical volatility, and the expected life of the instruments is determined by the expiration date of the instrument. The expected dividend yield is based on the fact that the Company has not paid dividends to common stockholders in the past and does not expect to pay dividends to common stockholders in the future.

During the year ended December 31, 2014, the principal and accrued interest of Note 3 and Note 4 in total amount of $32,010 was converted into 2,496 shares of common stock of the Company per the requests from the noteholders. The Company determined the appropriate fair value of $132,981 at the conversion date. The Company adjusted its derivative liability to its fair value, and reflected the increase (decrease) in fair value of $35,590 for the year ended December 31, 2014 as Other Expenses on the Consolidated Statements of Operations. The derivative liability of $132,981 was reclassified as additional paid-in capital at the conversion. As a result, the derivative liabilities as of December 31, 2014 was $0.

9. PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for 2014. As of December 31, 2014 and 2013, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $38,400 and $412,623, respectively.

10. CAPITAL STOCK

Reverse Stock Split:

In August 2014, the Board of Directors approved new Articles of Incorporation per the effectuated domicile change which authorized four classes of Preferred Stock: 4 Series A shares authorized, 5,000,000 Series B shares authorized, 250 Series C shares and 100,000,000 Blank Check Preferred shares authorized.

The principal features of the Company's capital stock are as follows:

In August 2014, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to amend Series B Preferred Stock Authorized & Designations, Rights & Privileges and to authorize three additional classes of Preferred Stock. After this action, the Company has five classes of Common Stock and Preferred Stock.

Series A Preferred Stock

As of December 31, 2014 and 2013, the Company has designated four shares of preferred stock as Series A Preferred Stock (“Series A”), with a par value of $.0001 per share, of which one share of preferred stock is issued and outstanding. Series A is authorized to have four shares which do not bear dividends and converts to common shares at four times the sum of: all shares of Common Stock issued and outstanding at time of conversion plus all shares of Series B Preferred Stock issued and outstanding at time of conversion divided by the number of issued Class A shares at the time of conversion, and have voting rights four times the sum of: all shares of Common Stock issued and outstanding at time of voting plus all shares of Series B Preferred Stocks issued and outstanding at time of voting divided by the number of Class A shares issued at the time of voting.

Series B Preferred Stock

As of December 31, 2014 and amended from December 31, 2013, the Company has designated 5,000,000 shares of preferred stock as Series B Preferred Stock (“Series B”), with a par value $0.001 and $2.50 price per share, of which 5,270,693 shares of preferred stock are issued and outstanding. Shares of Series B are anti-dilutive to reverse splits. The conversion rate of shares of Series B, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series B shall have no voting rights. The price of each share of Series B may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares.

During the year ended December 31, 2014, the Company sold 81,993 shares of Series B to various investors at a price of $2.50 per share, or totaled $204,983 in cash.

During the year ended December 31, 2014, the Company issued 600,000 shares of Series B preferred stock to officers for services rendered. The fair value of this stock issuance was determined by the private placement price of $2.5 per share in the arms-length transactions. Accordingly, the Company recognized stock based compensation of $1,500,000 to employees.

During the year ended December 31, 2014, the Company issued 11,999 shares of Series B preferred stock and 1 share of Series C preferred stock to certain consultants for marketing services rendered. The fair value of this stock issuance was determined by the private placement price of $2.5 per share in the arms-length transactions. Accordingly, the Company recognized stock based compensation of $30,000 to non-employees.

Series C Preferred Stock

As of December 31, 2014 and amended from December 31, 2013, the Company has designated 250 shares of preferred stock as Series C Preferred Stock (“Series C”), with a par value of $.00001 per share, of which 113 shares are issued and outstanding. Shares of Series C are non-dilutive to reverse splits. The conversion rate of shares of Series C, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series C converts to 100,000 shares of Common Stock. Each share of Series C shall have one vote for any election or other vote placed before the shareholders of the Company. The price of each share of Series C may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares. Shares of Series C may not be converted into shares of Common Stock for a period of: a) six months after purchase, if the Company voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) 12 months if the Company does not file such public reports.

During the year ended December 31, 2014, the Company sold 33 shares of Series C to various investors at a price of $2.50 per share, or totaled $83 in cash.

Blank Check Preferred Stock

As of December 31, 2014 and amended from December 31, 2013, the Company has designated 100,000,000 shares of Blank Check Preferred Stock, of which 1,041,200 shares have been issued with Designations, Rights & Privileges. The following Series have been assigned from the inventory of Blank Check Preferred Shares. The amount of Blank Check Preferred Stock is 98,958,800 as of December 31, 2014.

Series D Preferred Stock

On June 30, 2014, the Company completed the acquisition of Romeo’s NY Pizza. The Company issued 400,000 shares of Series D Preferred Stock (“Series D”) as consideration for this acquisition. Based on the price of $2.50 per share, the acquisition consideration represents a $1,000,000 valuation. Shares of Series D are anti-dilutive to reverse splits. The conversion rate of shares of Series D, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series D shall have voting rights equal to one vote of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series D shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws. The initial price of each share of Series D shall be $2.50.

Series E Preferred Stock

On July 11, 2014, the Company completed the acquisition of Edge View Properties, Inc. The Company issued 241,199 shares of Series E Preferred Stock (“Series E”) as consideration for this acquisition. Based on the price of $2.50 per share, the acquisition consideration represents a $603,000 valuation. Shares of Series E are anti-dilutive to reverse splits. The conversion rate of shares of Series E, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series E shall have voting rights equal to one vote of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series E shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws. The initial price of each share of Series E shall be $2.50.

Series F Preferred Stock

On May 15, 2014, the Company completed the acquisition of We Three, LLC (d/b/a Affordable Housing Initiative) (“AHI”). The Company issued 280,069 shares of Series F Preferred Stock (“Series F”) as consideration for this acquisition. The fair value of We Three LLC was $1,000,000 (see Note 2). Based on the price of $2.50 per share for the Series F Preferred Stock, the fair value of the stock issuance of Series F Preferred Stock was $700,174, resulting in the gain of $299,826 on investment in We Three, which was offset the goodwill impairment at the end of 2014. In addition, the Company sold 156,503 shares of Series F1 Preferred Stock (Series F1”), to various investors at a price of $2.50 per share, or totaled $391,248 in cash. Shares of Series F are anti-dilutive to reverse splits. The conversion rate of shares of Series F, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series F shall have voting rights equal to five votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series F shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws. The initial price of each share of Series F shall be $2.50.

Common Stock

2014

In September 2014, the Board of Directors approved increasing the number of authorized shares of Common Stock from 250,000 to 5,000,000, par value of $0.001.

On August 22, 2014, the Company effectuated a Reverse Stock Split of its outstanding and authorized shares of Common Stock at a ratio of one for twenty five thousand (1:25,000). As a result of the Reverse Stock Split, the Company’s authorized shares of Common Stock were decreased from 5,000,000,000 to 250,000 shares and it authorized four-- classes of Preferred Stock. Upon the effectiveness of the Reverse Stock Split, which occurred on September 12, 2014, the Company’s issued, outstanding and authorized shares of Common Stock was decreased from 2,516,819,560 to 100,673 issued and outstanding shares and 250,000 authorized shares, all with a par value of $0.00001. Accordingly, all share and per share information has been restated to retroactively show the effect of the Reverse Stock Split.

During the year ended December 31, 2014, the Company issued 4,427,200 shares of common stock to officers for services rendered. The fair value of the common stock issuance was determined by the fair value of our common stock on the grant date, at a price of approximately $2.3 per share. Accordingly, the Company recognized stock based compensation of $10,182,560 to employees.

During the year ended December 31, 2014, the Company issued 417,896 shares of common stock for note conversion in amount of $36,930 per the requests from the noteholders.

2013

In October 2013, the Board of Directors approved increasing the number of authorized shares of Common Stock from 250,000,000 to 3,000,000,000 and authorized two2 classes of Preferred Stock.

During the year ended December 31, 2013, the Company issued 17,895 shares of Common Stock for $4,110 in cash and conversion of debt of $33,600.

11. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at December 31, 2014, and the related prices for the shares of the Company’s Common Stock issued to employees of the Company under a non-qualified employee stock option plan:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.10	100	$0.10	8.24	100	$0.10
	100		8.24	100

A summary of the Company’s stock awards for options as of December 31, 2014 and changes for the year ended December 31, 2014 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	100	$0.10
Granted	–	–
Exercised	–	–
Expired/Cancelled	–	–
Outstanding, December 31, 2014	100	$0.10
Exercisable, December 31, 2014	100	$0.10

Weighted-average fair value of stock options granted to employees during the year ended December 31, 2014 and 2013, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2014	December 31, 2013
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.31 to 1.71%	0.31 to 1.71%
Expected stock price volatility	100%	100%
Expected dividend payout	–	–
Expected option life (in years)	5.00	5.00
Expected forfeiture rate	0%	0%
Fair value per share of options granted	$0.17	$0.17

The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company has no historical experience with which to establish a basis for determining an expected life of these awards. Therefore, the Company only gave consideration to the contractual terms and did not consider the vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures significant to the expected life of the option awards.

The Company estimates the volatility of its Common Stock based on the calculated historical volatility of similar entities in industry, in size, and in financial leverage, whose share prices are publicly available. The Company bases the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.

There were no options exercised during the period ended December 31, 2014 or 2013.

Total stock-based compensation expense in connection with options granted to employees recognized in the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 was $0 and $0, respectively, net of tax effect. Total stock-based compensation expense in connection with options granted to non-employees recognized in the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 was $0 and $0, respectively, net of tax effect. Additionally, none of the options outstanding and unvested as of December 31, 2014 had any intrinsic value.

Warrants

The following table summarizes the changes in the warrants outstanding at December 31, 2014, and the related prices for the shares of the Company’s Common Stock issued to non-employees of the Company. These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.01 - $0.15	187	$0.13	1.23	187	$0.13
$0.20	202	$0.20	0.68	202	$0.20
	389		0.94	389

A summary of the Company’s stock awards for warrants as of December 31, 2014 and changes for the period ended December 31, 2014 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2013	674	0.12
Granted	–	–
Exercised	–	–
Expired/Cancelled	(285)	0.05
Outstanding, December 31, 2014	389	0.17
Exercisable, December 31, 2014	389	0.17

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

There was no rent expense for the years ended December 31, 2014 and 2013 as such office space was contributed at no cost by Daniel Thompson, the imputed effects of which are immaterial to the consolidated financial statements taken as a whole.

13. INCOME TAXES

At December 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $39,000,000 that expire in various years through the year 2034.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2014 and 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2014 and 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $15,210,000 and $10,140,000, respectively, less a valuation allowance in the amount of approximately $15,210,000 and $10,140,000, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in both 2014 and 2013. The valuation allowance increased by approximately $5,070,000 for the year ended December 31, 2014.

The Company’s total deferred tax asset as of December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets	$15,210,000	$10,140,000
Valuation allowance	(15,210,000)	(10,140,000)

Net deferred tax asset	$–	$–

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2014 and 2013 is as follows:

	2014		2013
Income tax computed at the federal statutory rate	34%		34%
Income tax computed at the state statutory rate	5%		5%
Valuation allowance	(39%	)	(39%	)
Total deferred tax asset	0%		0%

14. SEGMENT REPORTING

The Company has two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:  (1) Mobile home lease (We Three), and (2) Company-owned Pizza Restaurants (Romeo’s NY Pizza). These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments.  Other revenue consists of nonrecurring items.

The mobile home lease segment establishes mobile home business as an option for a homeowner wishing to avoid large down payments, expensive maintenance costs, monthly mortgage payments and high property taxes. If bad credit is an issue preventing people from purchasing a traditional house, the Company will provide a financial leasing option with "0" interest on the lease providing a "lease to own" option for their family home.

The Company-owned Pizza Restaurant segment includes sales and operating results for all Company-owned restaurants. Assets for this segment include equipment, furniture and fixtures for the Company-owned restaurants.

Corporate administration and other assets primarily include the deferred tax asset, cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets. All assets are located within the United States.

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company's reportable segments as of and for the fiscal year ended December 31, 2014:

December 31,
2014
Revenues:
We Three	$56,870
Romeo’s NY Pizza	833,531
Others	0
Consolidated revenues	$890,401

Depreciation:
We Three	$5,521
Romeo’s NY Pizza	34,439
Others	33
Consolidated depreciation	$39,992

Loss before taxes
We Three	$(21,373)
Romeo’s NY Pizza	(22,156)
Others	(13,088,168)
Consolidated loss before taxes	$(13,131,697)

Assets:
We Three	$169,417
Romeo’s NY Pizza	159,039
Others	922,400
Combined assets	$1,250,856

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

On June 30, 2016, the Company completed the acquisition of Titancare, LLC. The acquisition became effective (the "Effective day") on June 27, 2016.

In connection with the closing of the acquisition, at the Effective Time, each outstanding class of preferred shares of Titan, par value $0.17 per share ("Titan Preferred Class Stock"), was converted into $0.17 preferred shares (the "Stock Consideration") of the Company’s Preferred Class “G” Stock, par value $0.001 per share ("CDIF Preferred “G” Stock"). The preferred share Consideration was adjusted as a result of the authorization and declaration of a special distribution to the preferred Titan stockholders at $0.17 per share with a conversion rate of 1 to 1.3 Common Stock payable to Titan shareholders of record as of the close of business on June 27, 2016 (the "Special Conversion"). The Special Conversion right is granted as a result of the closing of the sale of certain interests in assets of Titan to certain parties designated the Company, which closed on June 27, 2016 (the "Asset Sale"). Pursuant to the terms of the Acquisition.

The Company issued approximately 977.247 shares of CDIF Preferred “G” Shares as Stock Consideration in the Acquisition. Based on the price of the Company’s Preferred “G” Class of stock on June 27, 2016. The acquisition consideration (based on the value of $0.17 in CDIF Preferred Stock, represents approximately $166,132. The LLC has filed to convert to a Pennsylvania Corporation. An amended 8-K will be filed with audited financials by September 7, 2016.

Second Acquisition:

On June 29, 2016, the Company completed the acquisition of York County In Home Care, Inc. The acquisition became effective (the "Effective day") on June 27, 2016.

In connection with the closing of the acquisition, at the Effective Time, each outstanding class of preferred shares of York, par value $0.17 per share ("York Preferred Class Stock"), was converted into $0.17 preferred shares (the "Stock Consideration") of the Company’s Preferred Class “G” Stock, par value $0.001 per share ("CDIF Preferred “G” Stock"). The preferred share Consideration was adjusted as a result of the authorization and declaration of a special distribution to the preferred York stockholders at $0.17 per share with a conversion rate of 1 to 1.3 Common Stock payable to York shareholders of record as of the close of business on June 29, 2016 (the "Special Conversion"). The Special Conversion right is granted as a result of the closing of the sale of certain interests in assets of York to certain parties designated by the Company, which closed on June 29, 2016 (the "Asset Sale"). Pursuant to the terms of the Acquisition.

The Company issued approximately 8,235,294 shares of CDIF Preferred “G” Shares as Stock Consideration in the Acquisition. Based on the price of the Company’s Preferred “G” Class of stock on June 29, 2016. The acquisition consideration (based on the value of $0.17 in CDIF Preferred Stock, represents approximately $1,400,000.00. An amended 8-K will be filed with audited financials by September 9, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim periods up through the date the relationship ended.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed and submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of its executive officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, the sole executive officer of the Company has concluded that, as of the end of the period covered in this Annual Report, these disclosure controls and procedures were ineffective.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer and treasurer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluation the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources and benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future condition; over time controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of December 31, 2014, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2014, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2014, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until successors are elected and qualified. Our four officers are elected by the Board of Directors to a term of one year and serve until a successor is duly elected and qualified, or until that person is removed from office. Our Board of Directors has no nominating, or compensation committees. Our Board of Directors have three members.

The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Positions

Daniel Thompson	57	Chairman of the Board of Directors
Alex Cunningham	60	Chief Executive Officer and President
Dr. Rolan Roberts II	37	Chief Operating Officer

Background of our officers and directors

Daniel Thompson, 57, Chairman of the Board of Directors. In June of 2010 Thompson was previously appointed Chairman and CEO of Cardiff International, Inc. Formerly a television and entertainment industry professional with a 30-year career that embraces network and cable advertising sales programming production and product placement, Mr. Thompson was president of Creative Entertainment Services, which he founded and successfully sold in a transaction. Mr. Thompson also co-founded and successfully sold an industry service company – Creative Television Marketing, a producer of short-form advertising concepts: Closed-Captioning Sponsorships, 10-Second Promotional Advertising vehicles, and network Game Show Merchandising. He also oversaw new business for A Creative Group, a full service entertainment marketing company. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha.

Alex Cunningham, 60, Chief Executive Officer and President. Mr. Cunningham has agreed to join the Cardiff family in June of 2015. Mr. Cunningham's background is in Business Development. His focus is on identifying prospects for franchising, mergers and acquisitions specializing in structuring one or multiple franchise acquisitions; and/or franchising existing businesses. He is a founder of Fran Consult, Inc. a business development company representing over 300 Franchise operations; owner, managing partner at AH Cunningham & Associates, LLC 2006 - Present; Profit Management Consulting, Inc., founder, President & CEO 1996-2005; managed projects and staff of 85 for 20 years for over 2000 private or closely held middle-market companies throughout 24 states. He was a partner at London Capital Corporation 1991 - 1996; President & CFO at Vance Communications, Inc. 1988-1991. Honors and Awards: 2010 Consultant of the Year - Franchise, Inc. National Association of Franchise Consultants. MBA - Crummer Graduate School of Business Rollins College - Winter Park, Florida; BBA's - Finance and Business Administration University of Kentucky - Lexington, Kentucky.

Dr. Rolan Roberts II, 37, Chief Operating Officer. Dr. Roberts II turned around large, established companies and has created high growth revenue organizations. Dr. Roberts has passionately led with excellence a multi-billion, publicly-held database company along with healthcare, technology, manufacturing and direct sales companies. He has led nearly 1,500 employees at a given time servicing clients such as Capital One, IndyMac Bank, State Farm, Allstate, Nationwide along with federal and state government agencies.

Dr. Roberts has authored 4 business and leadership books, holds an MBA from Liberty University, a doctorate degree in International Business & Entrepreneurship from California InterContinental University and was recognized as the “Top 100 Most Influential Floridians” of 2015. He has served on several industry and civic non-profit boards along with founding a non-profit that serves entrepreneurs in crisis.

•	Successfully led the turnaround, rebranding, and new product line of a 29-year old, $250MM life sciences company.
•	Developed market-disrupting products in a startup environment by partnering with cancer treatment centers prior to a successful exit strategy.

•	Led multi-site, geographically-dispersed team of 1,000 and crisis management response as senior executive for a multi-billion, publicly-held company.
•	Recognized for superior interpersonal and communication skills, outstanding team leadership and an authority in the consumer, healthcare and technology fields.
•	Recognized as “Top 100 Most Influential Floridians” of 2015.

Professional Accomplishments

•	Recognized as “Top 100 Most Influential Floridians” of 2015 by Insight Magazine.
•	Best-selling author who has received international exposure for books based on corporate leadership and personal development.
•	Professional speaker and TV host with authentic, charismatic and dynamic personality.
•	Participated and starred in leadership movie titled “The Journey” with Brian Tracy.
•	Produced two seven-disc audio programs on personal excellence and corporate sales growth.
•	Advisor/Strategist to political and business leaders.
•	Licensed private pilot.

Audit Committee Financial Expert

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee. Our Board of Directors has three members.

Code of Ethics

We have not adopted a code of ethics that applies to our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Compliance with Section 16 (a) of the Exchange Act

Under Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of the copies of the forms we have received and representations that no other reports were required, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year ended October 31, 2013 except as stated below.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
Names Executive Officer and Principal		Salary	Bonus	Other Annual Compensation	Under Options/ SARs Granted	Securities Restricted Shares or Restricted Share/Units	LTIP Payouts	Other Annual Compensation
Position	Year	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Daniel Thompson	2013	300,000	0	0	0	2,257,018	0	0
Chairman of the Board of Directors	2014	240,000	0	0	0	0	0	0

Alex Cunningham	2013	0	0	0	0	0	0	0
President and Chief Executive Officer	2014	150,000	0	0	0	0	0	0

Dr. Rolan Roberts II	2013	0	0	0	0	0	0	0
Chief Operating Officer	2014	0	0	0	0	0	0	0

On October 20, 2013, we issued 1,880,848,703 shares of common stock to Mr. Thompson amounted to $2,257,018.

Employment Agreements

We have an employment agreement, renewed May 15, 2014, with Daniel Thompson whereby we provide for compensation of $20,000 per month.

We have an employment agreement with the President whereby we provide for compensation of $25,000 per month beginning May 15, 2014.

We had an employment agreement with the former President whereby we provided for compensation of $15,000 per month. During the year end December 31, 2013, the President exchanged his accrued salary for 155,800 shares of Series B Preferred Stock with an aggregate value of $389,500.

We had an employment agreement with a former President, Ms. Roberton, whereby we provided for compensation of $25,000 per month.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as a members of the Board of Directors.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defended a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defended the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of June 8, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Daniel Thompson 401 East Las Olas Blvd. Unit 1400 Ft. Lauderdale, Florida	2,927,200	22.09%

Alex Cunningham
401 East Las Olas Blvd. Unit 1400
Ft. Lauderdale, Florida	1,000,000	7.55%
All directors and officers and 5% stockholders as a group	3,927,200	29.64%

(1)

Based on 13,251,477 shares of common stock issued and outstanding as of June 20, 2016.

Note: Daniel Thompson and Alex Cunningham also own 720,000 and 9,999 shares of Preferred “B” and 1 and 1 shares of Preferred “C”, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2014 and 2013, we received loans from our officer and director, Daniel Thompson, in the amounts of $-0- and $1,350, respectively. During the years ended December 31, 2014 and 2013, we repaid loans to our officer and director, Daniel Thompson, in the amounts of $-0- and $51,599, respectively.

During the year ended December 31, 2014, Mr. Thompson paid expenses on behalf of the Company totaling $100,000 reflected as rent and other expenses. All expenses and out of pocket costs above will be converted to stock.

Conversion of equity

On October 20, 2013, we issued 1,880,848,703 shares of common stock to Mr. Thompson amounted to $2,257,018,

On December 6, 2013, we issued 720,000 Series B Preferred Shares $0.001 par value and 1 Series C Preferred Share, par value $0.0001 to Mr. Thompson amounting to $1,800,003.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

During the year end December 31, 2013, a former President, Joseph Di Leonardo, exchanged his accrued salary, advances and other interests for 155,800 shares of Series B Preferred Stock with an aggregate value of $389,500.

On October 10, 2014, we appointed Kathleen Robertson, our former CEO, and Jason Levy, our former Chief Operating Officer to the Board. In conjunction with the appointment, 1,500,000 shares of common stock, was issued to both Ms. Roberton and Mr. Levy, and 1,427,200 shares of common stock was issued to Mr. Thompson as Chairman.

ITEM 14. PRINCIPAL LEGAL AND ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Legal and Accounting Fees	$19,000	$10,000
Tax Fees	$0	$0
All Other Fees	$6,000	$0
Total	$25,000	$10,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

*Previously filed.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 28th day of July 2016.

CARDIFF INTERNATIONAL, INC.

/s/ Daniel Thompson
Daniel Thompson President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized, Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Thompson	President, Chief Executive Officer,
Daniel Thompson	Chief Financial Officer, and Director	July 28, 2016

