Form 10-Q
period 2015-03-31
CARDIFF INTERNATIONAL INC
filed 2016-08-26
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission File Number 000-49709

CARDIFF INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	84-1044583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Las Olas Blvd., Unit 1400, Ft. Lauderdale, FL 33301

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

Yes [  ] No [x]

Common Stock outstanding at October 16, 2015, 6,766,958 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CARDIFF INTERNATIONAL, INC.

For the Quarter March 31, 2015

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

	March 31, 2015	December 31, 2014
ASSETS

Current assets
Cash	$118,409	$46,311
Accounts receivable	782	3,782
Prepaid and other	20,041	25,325
Total current assets	139,232	75,418

Property and equipment, net of accumulated depreciation of $309,652 and $279,673, respectively	549,130	534,212
Land	603,000	603,000
Deposits	6,950	9,725
Due from related party	–	28,501
	$1,298,312	$1,250,856

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$26,499	$73,153
Accrued expenses	301,046	176,330
Accrued expenses - related parties	510,000	450,000
Interest payable	168,728	161,696
Accrued payroll taxes	39,530	38,400
Due to officers and shareholders	86,652	106,943
Notes payable, unrelated party	67,545	129,032
Convertible notes payable	9,000	9,000
Convertible notes payable - related party	165,000	165,000
Total current liabilities	1,374,000	1,309,554

Long-term liabilities
Notes payable, related party, net of current portion and discount of $0 and $50,075, respectively	100,000	100,000
Total liabilities	1,474,000	1,409,554

Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1	6,004	6,348
Series C preferred	–	–
Common stock; 5,000,000 shares authorized with $0.001 par value; 6,458,408 and 4,928,682 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	6,459	4,929
Additional paid-in capital	39,198,784	39,092,469
Retained deficit	(39,386,935)	(39,262,444)
Total shareholders' equity (deficiency)	(175,688)	(158,698)

Total liabilities and shareholders' equity (deficiency)	$1,298,312	$1,250,856

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For The Three Months Ended
	March 31, 2015	March 31, 2014
REVENUE
Rental income	41,748	–
Sales of pizza	377,120	–
Other	10,945	–
Total revenue	429,813	–
COST OF SALES
Rental business	28,993	–
Pizza restaurants	272,406	–
Other	–	–
Total cost of sales	301,399	–

GROSS MARGIN	128,414	–

OPERATING EXPENSES	255,849	140,804

GAIN (LOSS) FROM OPERATIONS	(127,435)	(140,804)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	10,000	–
Change in value of derivative liability	–	48,613
Interest expense	(7,056)	(15,595)
	2,944	33,018
NET INCOME (LOSS) FOR THE PERIOD	$(124,491)	$(107,786)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.03)	$(1.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	4,952,159	89,306

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For The Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss)	$(124,491)	$(107,786)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	29,979	–
Amortization of loan discount	–	2,900
Change in value of derivative liability	–	(48,613)
(Increase) decrease in:
Accounts receivable	3,000	–
Deposits	2,775	–
Prepaids and other	5,284	1,659
Increase (decrease) in:
Accounts payable	(46,654)	–
Accrued expenses	124,716	13,699
Interest payable	7,032	8,585
Accrued payroll taxes	1,130	–
Accrued officers' salaries	60,000	54,100
Net cash used in operating activities	62,771	(75,456)

INVESTING ACTIVITIES
Advances - notes receivable	–	(45,000)
Purchase of fixed assets	(44,897)	–
Net cash used in investing activities	(44,897)	(45,000)

FINANCING ACTIVITIES
Due from / to related party	8,211	–
Proceeds from sales of stock	107,500	152,110
(Repayments to) proceeds from notes payable	(61,487)	10,000
Net cash provided by financing activities	54,224	162,110

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72,098	41,654
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,311	4,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$118,409	$46,330

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$–	$30,750

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2014 and 2013 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

To date, Cardiff consists of three subsidiaries: We Three, LLC; Romeo’s NY Pizza; and Edge View Properties, Inc.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and, as such, has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of March 31, 2015, the Company had shareholders’ deficit of $175,688. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2016-13, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

2. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of March 31, 2015 and December 31, 2014 was $549,130 and $534,212, respectively, consisting of the following:

	March 31, 2015	December 31, 2014

Furniture, fixture and equipment	$277,263	$268,055
Leasehold improvements	581,519	545,830
	$858,782	$813,885
Less: accumulated depreciation	(309,652)	(279,673)
Plant and equipment, net	$549,130	$534,212

During the three months ended March 31, 2015 and 2014, depreciation expense was $29,979 and $0, respectively.

3. ACCRUED EXPENSES

As of March 31, 2015 and December 31, 2014, the Company had accrued expenses of $811,046 and $626,330, respectively, consisted of the following:

	March 31, 2015	December 31, 2014

Accrued salaries	$510,000	$450,000
Accrued expenses - other	301,046	176,330
Total	$811,046	$626,330

4. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of March 31, 2015, the Company had $86,305 due to Daniel Thompson.

In addition, the Company has an employment agreement, renewed May 15, 2014, with Daniel Thompson whereby the Company changed Daniel Thompson’s compensation to $20,000 per month from $25,000. Accordingly, a total salary of $60,000 and $75,000 were accrued and reflected as an expense to Daniel Thompson during the three months ended March 31, 2015 and 2014, respectively. The accrued salaries payable to Daniel Thompson was $322,500 as of March 31, 2015.

The Company has an employment agreement with a former President, Ms. Roberton, whereby the Company provides for compensation of $25,000 per month beginning May 15, 2014. A total salary of $187,500 was reflected as an expense during the year ended December 31, 2014. The total balance due to Ms. Roberton for accrued salaries at March 31, 2015 and December 31, 2014 was $187,500 and $0, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month. A total salary of $45,000 was accrued and reflected as an expense during the three months ended March 31, 2015. The total balance due to Mr. Levy for accrued salaries at March 31, 2015 was $45,000.

The Company had an employment agreement with the Chief Executive Officer, Mr. Cunningham, whereby the Company provided for compensation of $15,000 per month. A total salary of $45,000 was accrued and reflected as an expense during the three months ended March 31, 2015. The total balance due to Mr. Cunningham for accrued salaries at March 31, 2015 was $45,000.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see above; Note 5, Notes Payable – Related Party; and Note 6, Convertible Notes Payable – Related Party).

5. NOTES PAYABLE

Notes payable at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014

Notes Payable – Unrelated Party	$67,545	$129,032
Notes Payable – Related Party	100,000	100,000
Discount on notes	–	–
Total	$167,545	$229,032
Current portion	(67,545)	(129,032)
Long-term portion	$100,000	$100,000

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. As of December 31, 2012, the warrants had not been exercised. As of March 31, 2015, the Company is in default on this debenture. The balance of the note was $10,989 and $10,989 at March 31, 2015 and December 31, 2014, respectively.

The balance of $56,556 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at March 31, 2015 and December 31, 2014, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at March 31, 2015 and December 31, 2014, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2015	$67,545
2016	100,000
2017	0
2018	0
2019	0
Total	$167,545

6. CONVERTIBLE NOTES PAYABLE

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

Convertible notes at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014

Convertible Notes Payable – Unrelated Party	$9,000	$9,000
Convertible Notes Payable – Related Party	165,000	165,000
Discount on notes	–	–
Total - Current	$174,000	$174,000

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 3”) in the amount of $9,000. Note 3 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 3 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. As of March 31, 2015, the Company is in default on Note 3. The balance of the note was $9,000 and $9,000 at March 31, 2015 and December 31, 2014, respectively.

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company is in default on Debenture 1, and the warrants have not been exercised. The balance of Debenture 1 was $150,000 and $150,000 at March 31, 2015 and December 31, 2014, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The balance of Debenture 2 was $15,000 and $15,000 at March 31, 2015 and December 31, 2014, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2015	$174,000
2016	0
2017	0
2018	0
2019	0
Total	$174,000

7. PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for 2014. As of March 31, 2015 and December 31, 2014, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $39,530 and $38,400, respectively.

8. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods.  There were no dilutive earnings per share for the three months ended March 31, 2015 and 2014 due to net loss during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended
	March 31, 2015	March 31, 2014
Numerator:
- Net loss	$(124,491)	$(107,786)

Denominator:
- Weighted average common shares outstanding	4,952,159	89,306

Basic loss per share	$(0.03)	$(1.21)

9. CAPITAL STOCK

During the three months ended March 31, 2015, 383,479 shares of Series “B” Preferred Stock were converted into 1,529,726 shares of Common Stock of the Company per the preferred shareholder’s instruction.

During the three months ended March 31, 2015, the Company issued 33,197 shares of Series “B” Preferred stock and 4 shares of Series “C” Preferred Stock to several investors for total cash payment of $82,500 pursuant to the executed subscription agreements.

During the three months ended March 31, 2015, the Company issued 6,249 shares of Series “F-1” Preferred stock and 1 share of Series “C” Preferred Stock to an investor for total cash payment of $25,000 pursuant to the executed subscription agreement.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating leases of $65,703 for the three months ended March 31, 2015, consisting of the followings. There was no rent expense for the three months ended March 31, 2014 as such office space was contributed at no cost by Daniel Thompson, the imputed effects of which are immaterial to the consolidated financial statements taken as a whole.

	For the three months ended
	March 31, 2015	March 31, 2014

Restaurants	$43,777	$–
Lot	13,081	–
Office	7,300	–
Equipment Rentals	1,545	–
Total	$65,703	$–

11. SEGMENT REPORTING

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

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company's reportable segments as of and for the three months ended March 31, 2015:

March 31, 2015
Revenues:
We Three	$41,748
Romeo’s NY Pizza	377,120
Others	10,945
Consolidated revenues	$429,813

Depreciation:
We Three	$28,993
Romeo’s NY Pizza	272,406
Others	0
Consolidated depreciation	$301,399

Income (Loss) before taxes
We Three	$9,286
Romeo’s NY Pizza	68,158
Others	(201,935)
Consolidated loss before taxes	$(124,491)

Assets:
We Three	$203,704
Romeo’s NY Pizza	153,923
Others	940,685
Combined assets	$1,298,312

12. SUBSEQUENT EVENTS

First Acquisition:

As previously disclosed on June 30, 2016, the Company completed the acquisition of Titancare, LLC. The acquisition became effective (the “Effective day”) on June 27, 2016, a Pennsylvania At Home Care franchise. The acquisition is subject to Franchisor approval and the completion of an independent audit.

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

Pending Franchisor approval and the completion of the independent audit, CDIF will issue approximately 977,247 shares of CDIF Preferred “G” Shares to Titancare shareholders as Stock Consideration in the Acquisition. Based on the price of CDIF’s Common stock as of June 27 and 29, 2016 at $0.17 per share, the acquisition consideration represents an approximate value of $166,132. The LLC has filed to convert to a Pennsylvania Corporation.

Second Acquisition:

As previously disclosed on June 29, 2016, the Company completed the acquisition of York County In Home Care, Inc. The acquisition became effective (the “Effective day”) on June 27, 2016, a Pennsylvania At Home Care franchise. The acquisition is subject to Franchisor approval and the completion of an independent audit.

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

Pending Franchisor approval and the completion of the independent audit, CDIF will issued approximately 8,235,294 shares of CDIF Preferred “G” Shares as Stock Consideration in the Acquisition. Based on the price of the Company’s Preferred “G” Class of stock on June 29, 2016. The acquisition consideration (based on the value of $0.17 in CDIF Preferred Stock, represents approximately $1,400,000.00.

Third Acquisition:

On August 10th, 2016, Cardiff International, Inc. (CDIF) completed the acquisition of Refreshment Concepts, LLC. The acquisition became effective (the "Effective day") on August 10th, 2016.

In connection with the closing of the acquisition, at the Effective Time, each outstanding class of preferred shares of Refreshment Concepts, par value $0.20 per share ("Refreshment Concepts Preferred Class Stock"), was converted into $0.20 preferred shares (the "Stock Consideration") of CDIF’s Preferred Class “H” Stock, par value $0.001 per share ("CDIF Preferred “H” Stock"). The preferred share Consideration was adjusted as a result of the authorization and declaration of a special distribution to the preferred Refreshment Concepts stockholders at $0.20 per share with a conversion rate of 1 to 1.25 Common Stock payable to Refreshment Concepts shareholders of record as of the close of business on July 22, 2016 (the "Special Conversion"). The Special Conversion right is granted as a result of the closing of the sale of certain interests in assets of Refreshment Concepts to certain parties designated by CDIF, which closed on July 22, 2016 (the "Asset Sale"). Pursuant to the terms of the Acquisition.

CDIF issued approximately 1,440,000 shares of CDIF Preferred “H” Shares as Stock Consideration in the Acquisition. Based on the price of CDIF’s Preferred “H” Class of stock on July 1st, 2016. The acquisition consideration (based on the value of $0.20 in CDIF Preferred Stock, represents approximately $288,000.00. The LLC has filed to convert to a Georgia Corporation. An amended 8K will be filed with audited financials by October 10th, 2016.

Forth Acquisition

On August 10th, 2016, Cardiff International, Inc. (CDIF) completed the acquisition of F.D.R. Enterprises. The acquisition became effective (the "Effective day") on August 10th, 2016.

In connection with the closing of the acquisition, at the Effective Time, each outstanding class of preferred shares of F.D.R. Enterprises par value $0.20 per share ("F.D.R. Enterprises Preferred Class Stock"), was converted into $0.20 preferred shares (the "Stock Consideration") of CDIF’s Preferred Class “H” Stock, par value $0.001 per share ("CDIF Preferred “H” Stock"). The preferred share Consideration was adjusted as a result of the authorization and declaration of a special distribution to the preferred F.D.R. Enterprises stockholders at $0.20 per share with a conversion rate of 1 to 1.25 Common Stock payable to F.D.R. Enterprises shareholders of record as of the close of business on July 22, 2016 (the "Special Conversion"). The Special Conversion right is granted as a result of the closing of the sale of certain interests in assets of F.D.R. Enterprises to certain parties designated by CDIF, which closed on July 22, 2016 (the "Asset Sale"). Pursuant to the terms of the Acquisition.

CDIF issued approximately 1,206,870 shares of CDIF Preferred “H” Shares as Stock Consideration in the Acquisition. Based on the price of CDIF’s Preferred “H” Class of stock on July 1st, 2016. The acquisition consideration (based on the value of $0.20 in CDIF Preferred Stock, represents approximately $241,374.00. The LLC has filed to convert to a Tennessee Corporation. An amended 8K will be filed with audited financials by October 10th, 2016.

Fifth Acquisition

On August 10th, 2016, Cardiff International, Inc. (CDIF) completed the acquisition of Repicci’s Franchise Group. The acquisition became effective (the "Effective day") on August 10th, 2016.

In connection with the closing of the acquisition, at the Effective Time, each outstanding class of preferred shares of Repicci’s Franchise Group par value $0.20 per share ("Repicci’s Franchise Group Preferred Class Stock"), was converted into $0.20 preferred shares (the "Stock Consideration") of CDIF’s Preferred Class “H” Stock, par value $0.001 per share ("CDIF Preferred “H” Stock"). The preferred share Consideration was adjusted as a result of the authorization and declaration of a special distribution to the preferred Repicci’s Franchise Group stockholders at $0.20 per share with a conversion rate of 1 to 1.25 Common Stock payable to Repicci’s Franchise Group shareholders of record as of the close of business on July 22, 2016 (the "Special Conversion"). The Special Conversion right is granted as a result of the closing of the sale of certain interests in assets of Repicci’s Franchise Group to certain parties designated by CDIF, which closed on July 22, 2016 (the "Asset Sale"). Pursuant to the terms of the Acquisition.

CDIF issued approximately 1,770,000 shares of CDIF Preferred “H” Shares as Stock Consideration in the Acquisition. Based on the price of CDIF’s Preferred “H” Class of stock on July 1st, 2016. The acquisition consideration (based on the value of $0.20 in CDIF Preferred Stock, represents approximately $354,000.00. The LLC has filed to convert to a Tennessee Corporation. An amended 8K will be filed with audited financials by October 10th, 2016.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included in this report. For ease of reference, “we,” “us” or “our” refer to Cardiff International, Inc., and Legacy Card Company, Inc. (d/b/a: Mission Tuition) unless otherwise stated.

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

Operating History. We commenced active business operations during 2014. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had limited revenues since our formation.

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

Overview

Cardiff is a holding company who adopted a new business model known as "Collaborative Governance.” To date, we are not aware of any other holding company using the same business philosophy or governing policies. Our business footprint is to acquire strong companies that meet the following criteria: (1) in business for a minimum of 2 years; (2) profitable; (3) good management team; (4) little to no debt; (5) strong assets. Cardiff continues to practice all business ethics under the (1934 Act) and acknowledges there are approximately 43 plus successful Business Development Companies (1040 Act) all who may be considered competition to CDIF that are established and available to the public for investment. These Companies offer experienced management; dividends and financial security.

To date Cardiff consist of 4 Subsidiaries: MissionTuition.com, We Three, LLC (d/b/a: Affordable Housing Initiative (AHI)), Romeo’s NY Pizza and Edge View Properties.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2015 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Results of Operations

For the Three Months Ended March 31, 2015 and 2014

We had revenues in the amount of $429,813 and $0 for the three months ended March 31, 2015 and 2014, respectively. The revenue for the three months ended March 31, 2015 is attributable to Romeo’s NY Pizza - $377,120, We Three, LLC – $41,748 and CDIF – 10,945.

We had costs of sales in the amount of $301,399 and $0 for the three months ended March 31, 2015 and 2014, respectively. The costs for the three months ended March 31, 2015 are attributable to Romeo’s NY Pizza – 272,406 and We Three, LLC – 28,993.

We had operating expenses of $255,849 and $140,804 for the three months ended March 31, 2015 and 2014, respectively. These operating expenses for the three months ended March 31, 2015 are partially attributable to consulting and legal fees of $10,550 and fund raising activities of $10,058.

We had a net loss of $124,491 for the three months ended March 31, 2015 compared to a net loss of $107,786 for the three months ended March 31, 2014, representing a increase of $16,705. As the operating costs increased, there was a decrease in the interest expense of $8,539.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2015, we had $109,485 in cash and cash equivalents and total assets amounted to $4,241,924. At December 31, 2014 we had $46,311 of cash and cash equivalents, and total assets amounted to $2,966,246, which include other assets.

Net cash used in operating activities was $62,771 and $75,456 for the three months ended March 31, 2015 and 2014, respectively. The increase in the amount of net cash used in operating activities during the three months ended March 31, 2015 compared to the same period last year was attributable to payments made to related parties and accounts payable in the current year.

Net cash provided by/(used in) investing activities was $(44,897) and $(45,000) for the three months ended March 31, 2015 and 2014, respectively. The cash flows provided by investing activities during the three months ended March 31, 2015 was attributable to investments by subsidiaries.

Net cash (used in)/provided by financing activities was $(54,224) and $162,110 for the three months ended March 31, 2015 and 2014, respectively. The cash flows from financing activities during the three months ended March 31, 2015 was attributable to the Series B stock redemption. The cash flows from financing activities during the three months ended March 31, 2014 was attributable to the sale of common and preferred stock - $152,000 and a $10,000 advance from a related party.

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

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business” of Form 10-K for the year ended December 31, 2014.

Off Balance Sheet Arrangements

As of March 31, 2015, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended March 31, 2015.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated: August 26, 2016	CARDIFF INTERNATIONAL, INC.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman (Acting President and Treasurer)

