Form 10-Q/A
period 2015-03-31
CARDIFF INTERNATIONAL INC
filed 2016-09-08
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS

Current assets
Cash	$118,409	$46,311
Accounts receivable	782	3,782
Prepaid and other	20,041	25,325
Total current assets	139,232	75,418

Property and equipment, net of accumulated depreciation of $309,652 and $279,673, respectively	549,130	534,212
Land	603,000	603,000
Deposits	6,950	9,725
Due from related party	–	28,501
	$1,298,312	$1,250,856

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$26,499	$73,153
Accrued expenses	301,046	176,330
Accrued expenses - related parties	510,000	450,000
Interest payable	168,728	161,696
Accrued payroll taxes	39,530	38,400
Due to officers and shareholders	86,652	106,943
Notes payable, unrelated party	67,545	129,032
Convertible notes payable	9,000	9,000
Convertible notes payable - related party	165,000	165,000
Total current liabilities	1,374,000	1,309,554

Long-term liabilities
Notes payable, related party, net of current portion and discount of $0 and $50,075, respectively	100,000	100,000
Total liabilities	1,474,000	1,409,554

Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1	6,004	6,348
Series C preferred	–	–
Common stock; 50,000,000 shares authorized with $0.001 par value; 6,458,408 and 4,928,682 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	6,459	4,929
Additional paid-in capital	39,198,784	39,092,469
Retained deficit	(39,386,935)	(39,262,444)
Total shareholders' equity (deficiency)	(175,688)	(158,698)

Total liabilities and shareholders' equity (deficiency)	$1,298,312	$1,250,856

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

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2015 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

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

CDIF issued approximately 1,440,000 shares of CDIF Preferred “H” Shares as Stock Consideration in the Acquisition. Based on the price of CDIF’s Preferred “H” Class of stock on July 1st, 2016. The acquisition consideration (based on the value of $0.20 in CDIF Preferred Stock, represents approximately $288,000.00. The LLC has filed to convert to a Georgia Corporation. An amended 8K will be filed with audited financials by October 10th t, 2016.

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

We had costs of sales in the amount of $131,167 and $0 for the three months ended March 31, 2015 and 2014, respectively. The costs for the three months ended March 31, 2015 are attributable to Romeo’s NY Pizza – 109,289 and We Three, LLC – 21,878 .

We had operating expenses of $429,496 and $140,804 for the three months ended March 31, 2015 and 2014, respectively. These operating expenses for the three months ended March 31, 2015 are partially attributable to consulting and legal fees of $10,550 and fund raising activities of $10,058.

We had a net loss of $130,285 for the three months ended March 31, 2015 compared to a net loss of $107,786 for the three months ended March 31, 2014, representing a increase of $22,499. As the operating costs increased, there was a decrease in the interest expense of $15,593. Furthermore, the Company was able to extinguish approximately $163,598 of historical accounts payable.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common and preferred stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2015, we had $118,409 in cash and cash equivalents and total assets amounted to $1,298,312. At December 31, 2014 we had $46,311 of cash and cash equivalents, and total assets amounted to $1,250,856, which include other assets.

Net cash used in operating activities was $62,771 and $75,456 for the three months ended March 31, 2015 and 2014, respectively. The increase in the amount of net cash used in operating activities during the three months ended March 31, 2015 compared to the same period last year was attributable to payments made to related parties and accounts payable in the current year.

Net cash provided by/(used in) investing activities was $ (44,897) and $ (45,000) for the three months ended March 31, 2015 and 2014, respectively. The cash flows provided by investing activities during the three months ended March 31, 2015 was attributable to purchasing of fixed assets.

Net cash (used in)/provided by financing activities was $ (54,224) and $162,110 for the three months ended March 31, 2015 and 2014, respectively. The cash flows from financing activities during the three months ended March 31, 2015 was attributable to the Series B and F1 sale of stock and loan repayment. The cash flows from financing activities during the three months ended March 31, 2014 was attributable to the sale of common and preferred stock - $152,000 and a $10,000 advance from a related party.

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

Dated: September 8, 2016	CARDIFF INTERNATIONAL, INC.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman (Treasurer)