Form 10-Q
period 2015-06-30
CARDIFF INTERNATIONAL INC
filed 2016-09-08
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [  ]     No [x]

Common Stock outstanding at June 30, 2015, 9,637,838 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CARDIFF INTERNATIONAL, INC.

For the Quarter June 30, 2015

The following financial statements and schedules of the registrant are submitted herewith:

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$62,059	$46,311
Accounts receivable	580	3,782
Prepaid and other	19,790	25,325
Total current assets	82,429	75,418

Property and equipment, net of accumulated depreciation of $314,708 and $279,673, respectively	538,884	534,212
Land	603,000	603,000
Deposits	6,950	9,725
Due from related party	605	28,501
	$1,231,868	$1,250,856
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$16,739	$73,153
Accrued expenses	396,751	176,330
Accrued expenses - related parties	382,500	450,000
Interest payable	176,023	161,696
Accrued payroll taxes	39,452	38,400
Due to officers and shareholders	90,805	106,943
Notes payable, unrelated party	62,736	129,032
Convertible notes payable, net of debt discounts of $6,208 and $0, respectively	14,992	9,000
Convertible notes payable - related party	165,000	165,000
Derivative liabilities	21,215	–
Total current liabilities	1,366,213	1,309,554

Long-term liabilities
Notes payable, related party, net of current portion and discount of $0 and $0, respectively	100,000	100,000
Total liabilities	1,466,213	1,409,554
Shareholders’ equity (deficiency)
Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1	6,014	6,348
Series C preferred	–	–
Common stock; 50,000,000 shares authorized with $0.001 par value; 8,137,838 and 4,928,682 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	8,138	4,929
Additional paid-in capital	42,018,095	39,092,469
Retained deficit	(42,266,592)	(39,262,444)
Total shareholders' equity (deficiency)	(234,345)	(158,698)
Total liabilities and shareholders' equity (deficiency)	$1,231,868	$1,250,856

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUE
Rental income	$42,743	$6,825	$84,491	$6,825
Sales of pizza	286,793	–	663,913	–
Other	–	–	10,100	–
Total revenue	329,536	6,825	758,504	6,825

COST OF SALES
Rental business	42,306	–	71,299	–
Pizza restaurants	200,888	–	473,293	–
Other	–	–	–	–
Total cost of sales	243,194	–	544,592	–

GROSS MARGIN	86,342	6,825	213,912	6,825

OPERATING EXPENSES	3,143,204	166,420	3,398,209	317,315

INCOME (LOSS) FROM OPERATIONS	(3,056,862)	(159,595)	(3,184,297)	(310,490)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	187,500	–	197,500	–
Change in value of derivative liability	(9,015)	–	(9,015)	48,613
Interest expense	(7,295)	(15,650)	(14,351)	(31,245)
Amortization of debt discounts	(5,992)	–	(5,992)	–
Gain on disposal of fixed assets	12,007	–	12,007	–
Total other income (expenses)	177,205	(15,650)	180,149	17,368

NET INCOME (LOSS) FOR THE PERIOD	(2,879,657)	(175,245)	(3,004,148)	(293,122)

INCOME (LOSS) PER COMMON SHARE -BASIC	$(0.37)	$(1.74)	$(0.47)	$(3.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	7,778,462	100,585	6,373,118	94,556

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For The Six Months Ended
	June 30, 2015	June 30, 2014
Net (loss) from continuing operations	$(3,004,148)	$(293,122)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	33,622	–
Gain from disposal of fixed assets	(12,007)	–
Gain from debt forgiveness	(187,500)
Amortization of loan discount	5,992	7,650
Change in value of derivative liability	9,015	(48,613)
Stock based compensation	2,796,000	–
(Increase) decrease in:
Accounts receivable	3,202	23,900
Deposits	2,775	–
Prepaids and other	5,535	1,659
Increase (decrease) in:
Accounts payable	(56,414)	–
Accrued expenses	220,421	13,098
Interest payable	14,327	18,485
Accrued payroll taxes	1,052	–
Accrued officers' salaries	120,000	148,100
Net cash used in operating activities	(48,128)	(128,843)

INVESTING ACTIVITIES
Investment in We Three LLC, net of cash acquired	–	(73,797)
Disposal of fixed assets	30,902	–
Purchase of fixed assets	(57,189)	–
Net cash used in investing activities	(26,287)	(73,797)

FINANCING ACTIVITIES
Due from / to related party	11,759	–
Proceeds from sales of stock	132,500	5,110
Proceeds from notes payable	12,200	–
Write-off payable	–	244,000
(Repayments to) proceeds from notes payable	(66,296)	–
Net cash provided by financing activities	90,163	249,110

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,748	46,470

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,311	4,676

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,059	$51,146

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$–	$30,750

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

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

To date, Cardiff consists of three subsidiaries: We Three, LLC; Romeo’s NY Pizza; and Edge View Properties, Inc.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and, as such, has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of June 30, 2015, the Company had shareholders’ deficit of $421,845. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

2. DISCONTINUED OPERATIONS

In April 2015, the Company closed 2 pizza restaurants located in Alpharetta, Georgia and Lawrenceville, Georgia due to continuing losses in operations and slow traffic at these 2 locations.

3. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of June 30, 2015 and December 31, 2014 was $538,884 and $534,212, respectively, consisting of the following:

	June 30, 2015	December 31, 2014

Furniture, fixture and equipment	$261,881	$268,055
Leasehold improvements	591,711	545,830
	$853,592	$813,885
Less: accumulated depreciation	(314,708)	(279,673)
Plant and equipment, net	$538,884	$534,212

During the six months ended June 30, 2015 and 2014, depreciation expense was $33,622 and $0, respectively.

During the six months ended June 30, 2015, the Company disposed 2 smart cars for cash payment of $30,902, resulting in gain of $12,007 from disposal of fixed assets.

4. ACCRUED EXPENSES

As of June 30, 2015 and December 31, 2014, the Company had accrued expenses of $779,251 and $626,330, respectively, consisted of the following:

	June 30, 2015	December 31, 2014

Accrued salaries	$382,500	$450,000
Accrued expenses - other	396,751	176,330
Total	$779,251	$626,330

5. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of June 30, 2015, the Company had $90,805 due to Daniel Thompson.

In addition, the Company has an employment agreement, renewed May 15, 2014, with Daniel Thompson whereby the Company changed Daniel Thompson’s compensation to $20,000 per month from $25,000. Accordingly, a total salary of $120,000 and $137,500 were accrued and reflected as an expense to Daniel Thompson during the six months ended June 30, 2015 and 2014, respectively. The accrued salaries payable to Daniel Thompson was $382,500 as of June 30, 2015.

The Company has an employment agreement with a former President, Ms. Roberton, whereby the Company provides for compensation of $25,000 per month beginning May 15, 2014. A total salary of $187,500 was reflected as an expense during the year ended December 31, 2014. On June 1, 2015, Ms. Roberton resigned from all her positions of the Company and agreed to waive all unpaid salary earned during her employment. Accordingly, the Company recorded gain of $187,500 from debt forgiveness in the consolidated statements of operations for the six months ended June 30, 2015. The total balance due to Ms. Roberton for accrued salaries at June 30, 2015 and December 31, 2014 was $0 and $0, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month. A total salary of $90,000 was accrued and reflected as an expense during the six months ended June 30, 2015. The total balance due to Mr. Levy for accrued salaries at June 30, 2015 was $90,000.

The Company had an employment agreement with the Chief Executive Officer, Mr. Cunningham, whereby the Company provided for compensation of $15,000 per month. A total salary of $90,000 was accrued and reflected as an expense during the six months ended June 30, 2015. The total balance due to Mr. Cunningham for accrued salaries at June 30, 2015 was $90,000.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see above; Footnote 6, Notes Payable – Related Party; and Footnote 7, Convertible Notes Payable – Related Party).

6. NOTES PAYABLE

Notes payable at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014

Notes Payable – Unrelated Party	$62,736	$129,032
Notes Payable – Related Party	100,000	100,000
Discount on notes	–	–
Total	$162,736	$229,032
Current portion	(62,736)	(129,032)
Long-term portion	$100,000	$100,000

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. As of December 31, 2012, the warrants had not been exercised. As of June 30, 2015, the Company is in default on this debenture. The balance of the note was $10,989 and $10,989 at June 30, 2015 and December 31, 2014, respectively.

The balance of $51,747 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at June 30, 2015 and December 31, 2014, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at June 30, 2015 and December 31, 2014, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2015	$62,736
2016	100,000
2017	0
2018	0
2019	0
Total	$162,736

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

Convertible notes at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014

Convertible Notes Payable – Unrelated Party	$21,200	$9,000
Convertible Notes Payable – Related Party	165,000	165,000
Discount on notes	(6,208)	–
Total - Current	$179,992	$174,000

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 3”) in the amount of $9,000. Note 3 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 3 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. As of June 30, 2015, the Company is in default on Note 3. The balance of the note was $9,000 and $9,000 at June 30, 2015 and December 31, 2014, respectively.

On May 6, 2015, the Company entered into a 10% convertible promissory note (“Note 4”) with an unrelated entity in the amount of $12,200. Note 4 bore interest at ten percent per year, matured on September 3, 2015, and was unsecured. Note 4 was convertible into Common Shares of the Company at the conversion ratio of 50% discount to market at the lowest traded price within 20 business days prior to “Notice of Conversion”. This gives rise to derivative liability accounting related to this Note since the conversion ratio is considered floorless.

Accordingly, Note 4 has been evaluated with respect to the terms and conditions of the conversion features contained in Note 4 to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in Note 4 for $12,200 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes valuation model at the inception date of Note 4 and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

The table below sets forth the assumptions for Black-Scholes valuation model on May 6, 2015 (inception) and June 30, 2015, respectively. For the period ended June 30, 2015, the Company had initial loss of $10,295 due to derivative liabilities, and decreased the derivative liability of $22,495 by $1,280, resulting in a derivative liability of $21,215 at June 30, 2015.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
5/6/2015	$22,495	0.33	$0.825	$1.69	507%	0.0002
6/30/2015	$21,215	0.18	$0.375	$0.80	513%	0.0001

As of June 30, 2015, the carrying values of Note 4 were $5,992 and the debt discount was $6,208. The Company recorded interest expense related to Note 4 in amount of $184 during the six months ended June 30, 2015. The accrued interest of Note 4 was $184 as of June 30, 2015.

The Notes
Proceeds	$12,200
Less derivative liabilities on initial recognition	(12,200)
Value of the Notes on initial recognition	0
Add accumulated accretion expense	5,992
Balance as of June 30, 2015	$5,992

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company is in default on Debenture 1, and the warrants have not been exercised. The balance of Debenture 1 was $150,000 and $150,000 at June 30, 2015 and December 31, 2014, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The balance of Debenture 2 was $15,000 and $15,000 at June 30, 2015 and December 31, 2014, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2015	$186,200
2016	0
2017	0
2018	0
2019	0
Total	$186,200

8. DERIVATIVE LIABILITIES

As of June 30, 2015, the Company’s derivative liabilities are embedded derivatives associated with the Company’s convertible note payable (see Footnote 7). Due to the Notes’ conversion feature, the actual number of shares of common stock that would be required if a conversion of the note as described in Footnote 7 was made through the issuance of the Company’s common stock cannot be predicted. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the statement of operations.

The Company measured the fair value of the derivative liabilities as $22,495 on May 6, 2015, and remeasured the fair value as $21,215 on June 30, 2015, and recorded the change of fair value of $9,015 in the statements of operations for the six months ended June 30, 2015.

9. PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for 2014. As of June 30, 2015 and December 31, 2014, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $39,452 and $38,400, respectively.

10. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. There were no dilutive earnings per share for the three and six months ended June 30, 2015 and 2014 due to net loss during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended
	June 30, 2015	June 30, 2014
Numerator:
- Net loss for the period	$(2,879,657)	$(175,245)

Denominator:
- Weighted average common shares outstanding	7,778,462	100,585

Basic loss per share	$(0.37)	$(1.74)

	For the six months ended
	June 30, 2015	June 30, 2014
Numerator:
- Net loss for the period	$(3,004,148)	$(293,122)

Denominator:
- Weighted average common shares outstanding	6,373,118	94,556

Basic loss per share	$(0.47)	$(3.10)

11. CAPITAL STOCK

During the six months ended June 30, 2015, 383,479 shares of Series “B” Preferred Stock were converted into 1,559,156 shares of Common Stock of the Company per the preferred shareholder’s instruction.

During the six months ended June 30, 2015, the Company issued 33,197 shares of Series “B” Preferred stock and 3 shares of Series “C” Preferred Stock to several investors for total cash payment of $82,500 pursuant to the executed subscription agreements.

During the six months ended June 30, 2015, the Company issued 6,249 shares of Series “F-1” Preferred stock and 1 share of Series “C” Preferred Stock to an investor for total cash payment of $25,000 pursuant to the executed subscription agreement.

During the six months ended June 30, 2015, the Company issued 9,999 shares of Series “F-1” Preferred stock and 1 share of Series “C” Preferred Stock to an investor for total cash payment of $25,000 pursuant to the executed subscription agreement.

12. STOCK BASED COMPENSATION

On April 15, 2015, the Company entered into three consulting service agreements with three Consultants for marketing, management and financial strategies in exchange for 1,500,000 shares of Common Stock of the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $1.78 per share. Accordingly, the Company calculated the stock based compensation of $2,670,000 at its fair value and included it in the consolidated statements of operations for the six months ended June 30, 2015.

On June 3, 2015, the Company entered into a consulting service agreement with a Consultant for marketing, management and financial strategies in exchange for 150,000 shares of Common Stock of the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.84 per share. Accordingly, the Company calculated the stock based compensation of $126,000 at its fair value and included it in the consolidated statements of operations for the six months ended June 30, 2015.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating leases of $66,266 and $131,969 for the three and six months ended June 30, 2015, respectively, consisting of the followings. There was no rent expense for the three and six months ended June 30, 2014 as such office space was contributed at no cost by Daniel Thompson, the imputed effects of which are immaterial to the consolidated financial statements taken as a whole.

	For the three months ended
	June 30, 2015	June 30, 2014

Restaurants	$43,020	$–
Lot	14,542	–
Office	7,600	–
Equipment Rentals	1,104	–
Total	$66,266	$–

	For the six months ended
	June 30, 2015	June 30, 2014

Restaurants	$86,797	$–
Lot	27,623	–
Office	14,900	–
Equipment Rentals	2,649	–
Total	$131,969	$–

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

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues:
We Three	$42,743	$84,491
Romeo’s NY Pizza	286,793	663,913
Others	–	10,100
Consolidated revenues	$329,536	$758,504

Cost of Sales:
We Three	$42,306	$71,299
Romeo’s NY Pizza	200,888	473,293
Others	–	–
Consolidated cost of sales	$243,194	$544,592

Income (Loss) before taxes
We Three	$(7,146)	$2,140
Romeo’s NY Pizza	(17,561)	50,597
Others	(2,854,950)	(3,056,885)
Consolidated loss before taxes	$(2,879,657)	$(3,004,148)

As of June 30, 2015
Assets:
We Three	$211,557
Romeo’s NY Pizza	125,793
Others	894,518
Combined assets	$1,231,868

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2015 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

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

Fourth Acquisition:

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

Fifth Acquisition:

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

Operating History. We commenced active business operations during 2015. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had limited revenues since our formation.

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

To date Cardiff consist of 9 Subsidiaries: MissionTuition.com, We Three, LLC (d/b/a: Affordable Housing Initiative (AHI)), Romeo’s NY Pizza and Edge View Properties, Titan Care, York County In-Home Care, Refreshment Concepts, FRD Enterprises, and Recippi’s Franchise Group.

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

Results of Operations

For the Three Months Ended June 30, 2015 and 2014

We had revenues in the amount of $329,536 and $758,504 for the three and six months ended June 30, 2015, respectively, compared to revenues of $6,825 and $6,825 for the three and six months ended June 30, 2014, respectively. The revenue for the three months ended June 30, 2015 is attributable to Romeo’s NY Pizza - $286,793, We Three, LLC – $42,743. The revenue for the six months ended June 30, 2015 is attributable to Romeo’s NY Pizza - $663,913, We Three, LLC – $84,491 and Other - $10,100. The revenues during the same periods in 2014 were solely from We Three LLC.

We had costs of sales in the amount of $243,194 and $544,592 for the three and six months ended June 30, 2015, respectively. We had no cost of sales during the same periods in 2014. The costs for the three months ended June 30, 2015 are attributable to Romeo’s NY Pizza – $200,888 and We Three, LLC – $42,306. The costs for the six months ended June 30, 2015 are attributable to Romeo’s NY Pizza – $473,293 and We Three, LLC – $71,299.

We had operating expenses of $3,143,204 and $3,398,209 for the three and six months ended June 30, 2015, respectively, compared to operating expenses of $166,420 and $317,315 for the three and six months ended June 30, 2014, respectively. The significant increase in operating expenses in 2015 was primarily attributable to the issuance of 1,650,000 shares of common stock to 4 consultants for marketing, management and financial strategies, resulting in non-cash stock based compensation of $2,796,000 during the six months ended June 30, 2015.

We had a net loss of $2,879,657 and $3,004,148 for the three and six months ended June 30, 2015, respectively, compared to a net loss of $175,245 and $293,122 for the three and six months ended June 30, 2014, respectively, representing an increase by $2,704,412 and $2,711,026, respectively, in 2015. As the operating costs increased, there was a decrease in the interest expense by $8,355 and $16,894 during the three and six months ended June 30, 2015, respectively, due to negating more than 90% of all the Company’s debt by the Company.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2015, we had $62,059 in cash and cash equivalents and total assets amounted to $1,231,868. At December 31, 2014 we had $46,311 of cash and cash equivalents, and total assets amounted to $1,250,856 which include other assets.

Net cash used in operating activities was $48,128 and $128,843 for the six months ended June 30, 2015 and 2014, respectively. The decrease in the amount of net cash used in operating activities during the six months ended June 30, 2015 compared to the same period last year was attributable to the net loss offset by non-cash stock compensation of $2,796,000 and the increase in accrued expenses by $220,421 in the current year.

Net cash used in investing activities was $26,287 and $73,797 for the six months ended June 30, 2015 and 2014 respectively. The cash flows used in investing activities during the six months ended June 30, 2015 was attributed to the purchase of fixed assets in mobile home lease business, offset by the cash from disposal of fixed assets in the discontinued operations. Comparatively, cash flows used in investing activities during the same period ended June 30, 2014 was due to the investments in subsidiary before the consolidation.

Net cash provided by financing activities was $90,163 and $249,110 for six months ended June 30, 2015 and 2014 respectively. The cash flows from financing activities during the six months ended June 30, 2015 was attributable to proceeds of $132,500 from sales of stock and proceeds for $12,200 from convertible notes payable, plus $11,759 due to related party. The cash flows from financing activities during the six months ended June 30, 2014 was attributable to the proceeds of $5,110 from sales of stock and write-off payable of $244,000.

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

Off Balance Sheet Arrangements

As of June 30, 2015, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended June 30, 2015.

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

