Form 10-Q
period 2015-09-30
CARDIFF INTERNATIONAL INC
filed 2016-09-12
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)4

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [_]     No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_]     No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer [_]     Accelerated filer [_]     Non-accelerated filer [_]     Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]     No [x]

Common Stock outstanding at September 30, 2015, 9,147,988 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CARDIFF INTERNATIONAL, INC.

For the Quarter ending September 30, 2015

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
ASSETS

Current assets
Cash	$11,748	$46,311
Accounts receivable	4,557	3,782
Prepaid and other	22,563	25,325
Total current assets	38,868	75,418

Property and equipment, net of accumulated depreciation of $336,094 and $279,673, respectively	555,555	534,212
Land	603,000	603,000
Deposits	6,950	9,725
Due from related party	3,355	28,501
	$1,207,728	$1,250,856

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$17,291	$73,153
Accrued expenses	485,154	176,330
Accrued expenses - related parties	442,500	450,000
Interest payable	183,840	161,696
Accrued payroll taxes	38,857	38,400
Due to officers and shareholders	85,605	106,943
Notes payable, unrelated party	59,770	129,032
Notes payable - related party	50,000	–
Convertible notes payable, net of debt discounts of $4,750 and $0, respectively	24,950	9,000
Convertible notes payable - related party	165,000	165,000
Derivative liabilities	28,028	–
Total current liabilities	1,580,995	1,309,554

Long-term liabilities
Notes payable, related party, net of current portion and discount of $0 and $0, respectively	69,500	100,000
Total liabilities	1,650,495	1,409,554

Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1	6,072	6,348
Series C preferred	–	–
Common stock; 5,000,000 shares authorized with $0.001 par value; 9,147,988 and 4,928,682 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	9,148	4,929
Additional paid-in capital	42,248,328	39,092,469
Retained deficit	(42,706,315)	(39,262,444)
Total shareholders' equity (deficiency)	(442,767)	(158,698)

Total liabilities and shareholders' equity (deficiency)	$1,207,728	$1,250,856

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

REVENUE
Rental income	$43,962	$–	$128,453	$6,825
Sales of pizza	271,209	421,450	935,122	421,460
Other	–	–	10,100	–
Total revenue	315,171	421,450	1,073,675	428,285

COST OF SALES
Rental business	31,975	–	103,274	–
Pizza restaurants	192,533	304,004	665,826	314,095
Other	–	–	–	–
Total cost of sales	224,508	304,004	769,100	314,095

GROSS MARGIN	90,663	117,446	304,575	114,190

OPERATING EXPENSES	513,884	343,186	3,912,093	650,410

GAIN (LOSS) FROM OPERATIONS	(423,221)	(225,740)	(3,607,518)	(536,220)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	–	152,188	197,500	152,188
Change in value of derivative liability	3,187	–	(5,828)	48,613
Interest expense	(8,231)	(16,054)	(22,582)	(47,299)
Amortization of debt discounts	(11,458)	–	(17,450)	–
Gain on disposal of fixed assets	–	–	12,007	–
Other	–	1,852	–	1,852
Total other income (expenses)	(16,502)	137,986	163,647	155,354

NET INCOME (LOSS) FOR THE PERIOD	(439,723)	(87,754)	(3,443,871)	(380,866)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.05)	$(0.87)	$(0.49)	$(3.94)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	8,418,484	100,673	7,062,399	96,618

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For The Nine Months Ended
	September 30, 2015	September 30, 2014

Net (loss) from continuing operations	$(3,443,871)	$(380,866)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	50,025	18,519
Gain from disposal of fixed assets	(12,007)	–
Gain from debt forgiveness	(187,500)	(152,188)
Amortization of loan discount	17,450	17,250
Change in value of derivative liability	5,828	(48,613)
Stock based compensation	3,005,800	–
(Increase) decrease in:
Accounts receivable	(775)	(928)
Deposits	2,775	–
Prepaids and other	2,762	(7,293)
Increase (decrease) in:
Accounts payable	(55,862)	–
Accrued expenses	308,824	45,267
Deferred revenues	–	4,419
Interest payable	22,144	29,805
Accrued payroll taxes	457	–
Accrued officers' salaries	180,000	289,700

Net cash used in operating activities	(103,950)	(184,928)

INVESTING ACTIVITIES
Cash acquired in acquisition	–	1,619
Disposal of fixed assets	30,902	–
Purchase of fixed assets	(90,263)	(84,337)

Net cash used in investing activities	(59,361)	(82,718)

FINANCING ACTIVITIES
Due from / to related party	3,810	–
Proceeds from sales of stock	152,500	339,633
Proceeds from notes payable	22,200	14,382
Proceeds from notes payable - related party	19,500	–
(Repayments to) proceeds from notes payable	(69,262)	–

Net cash provided by financing activities	128,748	354,015

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,563)	86,369

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,311	4,676

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,748	$91,045

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series D Preferred shares issued for acquisition	$–	$1,000,000
Series E Preferred shares issued for acquisition	$–	$603,000
Series F & F-1 Preferred shares issued for acquisition	$–	$1,000,000
Common stock issued upon conversion of notes payable	$1,500	$30,750

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Item 1. Unaudited Condensed Consolidated Financial Statements:

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

To date, Cardiff consists of three subsidiaries: We Three, LLC; Romeo’s NY Pizza; and Edge View Properties, Inc.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and, as such, has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of September 30, 2015, the Company had shareholders’ deficit of $442,767. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

3. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of September 30, 2015 and December 31, 2014 was $555,555 and $534,212, respectively, consisting of the following:

	September 30, 2015	December 31, 2014

Furniture, fixture and equipment	261,881	268,055
Leasehold improvements	629,768	545,830
	891,649	813,885
Less: accumulated depreciation	(336,094)	(279,673)
Plant and equipment, net	555,555	534,212

During the nine months ended September 30, 2015 and 2014, depreciation expense was $50,025 and $18,519, respectively.

During the nine months ended September 30, 2015, the Company disposed 2 smart cars for cash payment of $30,902, resulting in gain of $12,007 from disposal of fixed assets.

4. ACCRUED EXPENSES

As of September 30, 2015 and December 31, 2014, the Company had accrued expenses of $927,654 and $626,330, respectively, consisted of the following:

	September 30, 2015	December 31, 2014

Accrued salaries	442,500	450,000
Accrued expenses - other	485,154	176,330
Total	927,654	626,330

5. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of September 30, 2015, the Company had $85,605 due to Daniel Thompson.

In addition, the Company has an employment agreement, renewed May 15, 2014, with Daniel Thompson whereby the Company changed Daniel Thompson’s compensation to $20,000 per month from $25,000. Accordingly, a total salary of $180,000 and $202,500 were accrued and reflected as an expense to Daniel Thompson during the nine months ended September 30, 2015 and 2014, respectively. The accrued salaries payable to Daniel Thompson was $442,500 and $262,500 as of September 30, 2015 and December 31, 2014, respectively.

The Company has an employment agreement with a former President, Ms. Roberton, whereby the Company provides for compensation of $25,000 per month beginning May 15, 2014. A total salary of $187,500 was reflected as an expense during the year ended December 31, 2014. On June 1, 2015, Ms. Roberton resigned from all her positions of the Company and agreed to waive all unpaid salary earned during her employment. Accordingly, the Company recorded gain of $187,500 from debt forgiveness in the consolidated statements of operations for the nine months ended September 30, 2015. The total balance due to Ms. Roberton for accrued salaries at September 30, 2015 and December 31, 2014 was $0 and $0, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month. A total salary of $135,000 was accrued and reflected as an expense during the nine months ended September 30, 2015. The total balance due to Mr. Levy for accrued salaries at September 30, 2015 was $135,000.

The Company had an employment agreement with the Chief Executive Officer, Mr. Cunningham, whereby the Company provided for compensation of $15,000 per month. A total salary of $135,000 was accrued and reflected as an expense during the nine months ended September 30, 2015. The total balance due to Mr. Cunningham for accrued salaries at September 30, 2015 was $135,000.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see above; Footnote 6, Notes Payable – Related Party; and Footnote 7, Convertible Notes Payable – Related Party).

6. NOTES PAYABLE

Notes payable at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014

Notes Payable – Unrelated Party	$59,770	$129,032
Notes Payable – Related Party	119,500	100,000
Discount on notes	–	–
Total	$179,270	$229,032
Current portion	(109,770)	(129,032)
Long-term portion	$69,500	$100,000

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. As of December 31, 2012, the warrants had not been exercised. As of September 30, 2015, the Company is in default on this debenture. The balance of the note was $10,989 and $10,989 at September 30, 2015 and December 31, 2014, respectively.

The balance of $48,781 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at September 30, 2015 and December 31, 2014, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at September 30, 2015 and December 31, 2014, respectively.

On August 4, 2015, the Company entered into a Promissory Note agreement (“Note 3”) with a related party for $19,500. Note 3 bears interest at 6% per year and matures on December 31, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. The balance of Note 3 was $19,500 at September 30, 2015.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2015	59,770
2016	119,500
2017	0
2018	0
2019	0
Total	$179,270

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

Convertible notes at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014

Convertible Notes Payable – Unrelated Party	$29,700	$9,000
Convertible Notes Payable – Related Party	165,000	165,000
Discount on notes	(4,750)	–
Total - Current	$189,950	$174,000

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 4”) in the amount of $9,000. Note 4 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 4 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is currently in default on Note 4. On August 17, 2015, a portion of principal of $1,500 was converted into 300,000 shares of Common Stock of the Company upon the request of the holder. The balance of the note was $7,500 and $9,000 at September 30, 2015 and December 31, 2014, respectively.

On May 6, 2015, the Company entered into a 10% convertible promissory note (“Note 5”) with an unrelated entity in the amount of $12,200. Note 5 bore interest at ten percent per year, matured on September 3, 2015, and was unsecured. Note 5 was convertible into Common Shares of the Company at the conversion ratio of 50% discount to market at the lowest traded price within 20 business days prior to “Notice of Conversion”. This gives rise to derivative liability accounting related to this Note since the conversion ratio is considered floorless.

Accordingly, Note 5 has been evaluated with respect to the terms and conditions of the conversion features contained in Note 5 to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in Note 5 for $12,200 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes valuation model at the inception date of Note 5 and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

The table below sets forth the assumptions for Black-Scholes valuation model on May 6, 2015 (inception) and September 30, 2015, respectively. For the period ended September 30, 2015, the Company had initial loss of $10,295 due to derivative liabilities, and decreased the derivative liability of $22,495 by $10,287, resulting in a derivative liability of $12,208 at September 30, 2015.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
5/6/2015	$22,495	0.33	$0.825	$1.69	507%	0.0002
9/30/2015	$12,208	0.003	$0.20	$0.40	519%	0.0000

The Company is currently in default on Note 5. As of September 30, 2015, the carrying values of Note 5 were $12,200 and the debt discount was $0. The Company recorded interest expense related to Note 5 in amount of $491 during the nine months ended September 30, 2015. The accrued interest of Note 5 was $491 as of September 30, 2015.

The Notes
Proceeds	$12,200
Less derivative liabilities on initial recognition	(12,200)
Value of the Notes on initial recognition	0
Add accumulated accretion expense	12,200
Balance as of September 30, 2015	$12,200

On July 29, 2015, the Company entered into an 8% convertible promissory note (“Note 6”) with an unrelated entity in the amount of $10,000. Note 6 bore interest at eight percent per year, matured on November 26, 2015, and was unsecured. Note 6 was convertible into Common Shares of the Company at the conversion ratio of 50% discount to market at the conversion date. This gives rise to derivative liability accounting related to this Note since the conversion ratio is considered floorless.

Accordingly, Note 6 has been evaluated with respect to the terms and conditions of the conversion features contained in Note 6 to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in Note 6 for $10,000 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes valuation model at the inception date of Note 6 and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

The table below sets forth the assumptions for Black-Scholes valuation model on July 29, 2015 (inception) and September 30, 2015, respectively. For the period ended September 30, 2015, the Company had initial loss of $8,041 due to derivative liabilities, and decreased the derivative liability of $18,041 by $2,221, resulting in a derivative liability of $15,820 at September 30, 2015.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
7/29/2015	$18,041	0.33	$0.30	$0.60	513%	0.0006
9/30/2015	$15,820	0.16	$0.20	$0.40	519%	0.0000

As of September 30, 2015, the carrying values of Note 6 were $5,250 and the debt discount was $4,750. The Company recorded interest expense related to Note 6 in amount of $138 during the nine months ended September 30, 2015. The accrued interest of Note 6 was $138 as of September 30, 2015.

The Notes
Proceeds	$10,000
Less derivative liabilities on initial recognition	(10,000)
Value of the Notes on initial recognition	0
Add accumulated accretion expense	5,250
Balance as of September 30, 2015	$5,250

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company is in default on Debenture 1, and the warrants have not been exercised. The balance of Debenture 1 was $150,000 and $150,000 at September 30, 2015 and December 31, 2014, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is in default on Debenture 2. The balance of Debenture 2 was $15,000 and $15,000 at September 30, 2015 and December 31, 2014, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2015	$194,700
2016	0
2017	0
2018	0
2019	0
Total	$194,700

8. DERIVATIVE LIABILITIES

As of September 30, 2015, the Company’s derivative liabilities are embedded derivatives associated with the Company’s convertible note payable (see Footnote 7). Due to the Notes’ conversion feature, the actual number of shares of common stock that would be required if a conversion of the note as described in Footnote 7 was made through the issuance of the Company’s common stock cannot be predicted. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the statement of operations.

The Company measured the fair value of the derivative liabilities as $40,536 on the inception date, and remeasured the fair value as $28,028 on September 30, 2015, and recorded the change of fair value of $5,828 in the statements of operations for the nine months ended September 30, 2015.

9. PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for 2014. As of September 30, 2015 and December 31, 2014, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $38,857 and $38,400, respectively.

10. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. There were no dilutive earnings per share for the three and nine months ended September 30, 2015 and 2014 due to net loss during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended
	September 30, 2015	September 30, 2014
Numerator:
- Net loss for the period	$(439,723)	$(87,754)

Denominator:
- Weighted average common shares outstanding	8,418,484	100,673

Basic loss per share	$(0.05)	$(0.87)

	For the nine months ended
	September 30, 2015	September 30, 2014
Numerator:
- Net loss for the period	$(3,443,871)	$(380,866)

Denominator:
- Weighted average common shares outstanding	7,062,399	96,618

Basic loss per share	$(0.49)	$(3.94)

11. CAPITAL STOCK

During the nine months ended September 30, 2015, 325,862 shares of Series “B” Preferred Stock were converted into 1,569,306 shares of Common Stock of the Company per the preferred shareholder’s instruction.

During the nine months ended September 30, 2015, the Company issued 33,197 shares of Series “B” Preferred stock and 3 shares of Series “C” Preferred Stock to several investors for total cash payment of $82,500 pursuant to the executed subscription agreements.

During the nine months ended September 30, 2015, the Company issued 6,249 shares of Series “F-1” Preferred stock and 1 share of Series “C” Preferred Stock to an investor for total cash payment of $25,000 pursuant to the executed subscription agreement.

During the nine months ended September 30, 2015, the Company issued 9,999 shares of Series “F-1” Preferred stock and 1 share of Series “C” Preferred Stock to an investor for total cash payment of $25,000 pursuant to the executed subscription agreement.

During the nine months ended September 30, 2015, the Company issued 200,000 shares of Common Stock to four investors for total cash payment of $20,000, or $0.10 per share, pursuant to the executed subscription agreements.

12. STOCK BASED COMPENSATION

On April 15, 2015, the Company entered into three consulting service agreements with three Consultants for marketing, management and financial strategies in exchange for 1,500,000 shares of Common Stock of the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $1.78 per share. Accordingly, the Company calculated the stock based compensation of $2,670,000 at its fair value and included it in the consolidated statements of operations for the nine months ended September 30, 2015.

On June 3, 2015, the Company entered into a consulting service agreement with a Consultant for marketing, management and financial strategies in exchange for 150,000 shares of Common Stock of the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.84 per share. Accordingly, the Company calculated the stock based compensation of $126,000 at its fair value and included it in the consolidated statements of operations for the nine months ended September 30, 2015.

On September 1, 2015, the Company entered into a consulting service agreement with a Consultant for marketing, management and financial strategies in exchange for 500,000 shares of Common Stock of the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.42 per share. Accordingly, the Company calculated the stock based compensation of $210,000 at its fair value and included $209,800 in the consolidated statements of operations for the nine months ended September 30, 2015 due to the receipt of $200 cash from the Consultant.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating leases of $63,832 and $195,801 for the three and nine months ended September 30, 2015, respectively, consisting of the followings.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Restaurants	$34,947	$121,744
Lot	16,818	44,441
Office	11,320	26,220
Equipment Rentals	747	3,396
Total	$63,832	$195,801

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

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues:
We Three	$43,962	$128,453
Romeo’s NY Pizza	271,209	935,122
Others	–	10,100
Consolidated revenues	$315,171	$1,073,675

Cost of Sales:
We Three	$31,975	$103,274
Romeo’s NY Pizza	192,533	665,826
Others	–	–
Consolidated cost of sales	$224,508	$769,100

Income (Loss) before taxes
We Three	$9,323	$11,463
Romeo’s NY Pizza	(45,870)	4,727
Others	(403,176)	(3,460,061)
Consolidated loss before taxes	$(439,723)	$(3,443,871)

As of September 30, 2015
Assets:
We Three	$240,381
Romeo’s NY Pizza	70,588
Others	896,759
Combined assets	$1,207,728

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated July 28, 2016, for the year ended December 31, 2014 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2015 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Results of Operations

We had revenues in the amount of $315,171 and $1,073,675 for the three and nine months ended September 30, 2015, respectively, compared to revenues of $421,450 and $428,285 for the three and nine months ended September 30, 2014, respectively. The revenue for the three months ended September 30, 2015 is attributable to Romeo’s NY Pizza - $271,209, We Three, LLC – $43,962. The revenue for the nine months ended September 30, 2014 is attributable to Romeo’s NY Pizza - $935,122, We Three, LLC – $128,453 and other - $10,100.

We had costs of sales in the amount of $224,508 and $769,100 for the three and nine months ended September 30, 2015, respectively, compared to cost of sales of $304,004 and $314, 095 for the three and nine months ended September 30, 2014, respectively. The costs for the three months ended September 30, 2015 are attributable to Romeo’s NY Pizza – $192,533 and We Three, LLC – $31,975. The costs for the nine months ended September 30, 2015 are attributable to Romeo’s NY Pizza – $665,826 and We Three, LLC – $103,274. The costs during the same periods in 2014 were primarily connected to the sales of pizza.

We had operating expenses of $513,884 and $3,912,093 for the three and nine months ended September 30, 2015, respectively, compared to operating expenses of $343,186 and $650,410 for the three and nine months ended September 30, 2014, respectively. The significant increase in operating expenses in 2015 was primarily attributable to the issuance of 2,150,000 shares of common stock to 5 consultants for marketing, management and financial strategies, resulting in non-cash stock based compensation of $3,005,800 during the nine months ended September 30, 2015.

We had a net loss of $439,723 and $3,443,871 for the three and nine months ended September 30, 2015, respectively, compared to a net loss of $87,754 and $380,866 for the three and nine months ended September 30, 2014, respectively, representing an increase by $351,969 and $3,063,005, respectively, in 2015. As the operating costs increased, there was a decrease in the interest expense by $7,823 and $24,717 during the three and nine months ended September 30, 2015, respectively, due to negating more than 90% of all the Company’s debt by the Company.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At September 30, 2015, we had $11,748 in cash and cash equivalents and total assets amounted to $1,207,728. At December 31, 2014 we had $46,311 of cash and cash equivalents, and total assets amounted to $1,250,856, which include other assets.

Net cash used in operating activities was $103,950 and $184,928 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the amount of net cash used in operating activities during the nine months ended September 30, 2015 compared to the same period last year was attributable to the net loss in 2015 offset by non-cash stock compensation of $3,005,800, plus the increase in accrued expenses and accrued officers’ salaries by $308,824 and $180,000, respectively, in the current year.

Net cash used in investing activities was $59,361 and $82,718 for the nine months ended September 30, 2015 and 2014 respectively. The cash flows used in investing activities during the nine months ended September 30, 2015 was attributed to the purchase of fixed assets in mobile home lease business, offset by the cash from disposal of fixed assets in the discontinued operations. Comparatively, cash flows used in investing activities during the same period ended September 30, 2014 was due primarily to the purchase of fixed assets.

Net cash provided by financing activities was $128,748 and $354,015 for the nine months ended September 30, 2015 and 2014 respectively. The cash flows from financing activities during the nine months ended September 30, 2015 was attributable to proceeds of $152,500 from sales of stock and proceeds for $22,200 from convertible notes payable, plus $23,310 due to related party. The cash flows from financing activities during the nine months ended September 30, 2014 was attributable to the proceeds of $339,633 from sales of stock and proceeds of $14,382 from notes payable to third parties.

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

Off Balance Sheet Arrangements

As of September 30, 2015 we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the nine months ended September 30, 2015.

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instances Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2016	CARDIFF INTERNATIONAL, INC.

	By:	/s/ Alex Cunningham
Chief Executive Officer

	By:	/s/ Daniel Thompson
Chairman (Acting President and Treasurer)

