Form 10-K
period 2015-12-31
CARDIFF INTERNATIONAL INC
filed 2016-10-31
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) 4

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [x].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [_] No [x].

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

Common shares outstanding at December 31, 2015 is 9,412,888 with a par value of $0.001.

FORM 10-K

CARDIFF INTERNATIONAL, INC.

i

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Cardiff International,” “the Company”, “we,” “us,” and “our,” refer to Cardiff International, Inc., a Florida corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward- looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward- looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to our shareholders. The reason for this strategy was to protect our shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, we had negated more than 90% of all its debt; by July of 2014, we had completed the acquisition of three businesses: We Three, LLC; Romeo’s NY Pizza; and Edge View Properties, Inc. We delayed the filing of its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015 due to difficulty obtaining information from another acquisition, which was subsequently unwound.

BUSINESS DEVELOPMENTS

The following business developments have been reported in our reports filed with the Securities and Exchange Commission (the “SEC”), which are referenced in Part IV, Item 15, of this Annual Report:

In March 19, 2015, increased authorized common shares to 11,000,000 at a par value of $0.001.

In March 26, 2015, extended the holding period of all classes of Preferred Stock for a period of 12 months.

April 7, 2015, increased authorized common shares to 50,000,000 at a par value of $0.001.

June 1, 2015, Kathy Roberton resigned as President/CEO /Director of the board.

June 1, 2015, Alex Cunningham was appointed President/CEO/Director of the Board

September 27, 2016, increased authorized common shares to 200,000,000 at a par value of $0.001.

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

To date, Cardiff consists of the following whole-owned subsidiaries:

We Three, LLC (Affordable Housing Initiative) acquired on May 15, 2014;

Romeo’s NY Pizza acquired on June 30, 2014;

Edge View Properties, Inc acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016.

Organization

We are comprised of one corporation. All of our operations are conducted through this corporation.

Employees

Collectively, Cardiff at current has 29 employees and anticipates hiring additional personal with new acquisitions.

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

For the fiscal years ended December 31, 2015 and December 31, 2014, our accountants have expressed concern about our ability to continue as a result of our continued net losses. However, we believe our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY.

We are currently operating out of our office space located at 401 Las Olas Blvd., Unit 1400, Fort Lauderdale, FL 33301. This space is considered to be sufficient for us at the present time.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2015 there were 796 record holders of our common stock, and there were 4.412,888 shares of our common stock outstanding.

Public Market for Common Stock

Our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTCQB under the symbol “CDIF”. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.

Price range of common stock		High Close	Low Close
	Year Ended December 31, 2015
	1st Quarter	$6.20	$1.66
	2nd Quarter	$2.73	$0.77
	3rd Quarter	$0.80	$0.40
	4th Quarter	$0.50	$0.075

	Year Ended December 31, 2014
	1st Quarter	$80.00	$22.50
	2nd Quarter	$67.50	$20.00
	3rd Quarter	$25.00	$2.83
	4th Quarter	$4.00	$1.70

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

The following table provides selected financial data about us for the fiscal years ended December 31, 2015 and December 31, 2014. For detailed financial information, see the audited Financial Statements included in this report.

Balance Sheet Data:

	Year ended December 31,
	2015	2014
Cash	$31,559	46,311
Total assets	$1,212,479	1,250,856
Total liabilities	$1,822,968	1,409,554
Shareholders' equity (deficiency)	$(610,489)	(158,698)

Operating Data:

Revenues	$1,389,601	890,401
Operating Expenses	$4,302,247	12,689,311
Net (Loss)	$(3,944,421)	(13,131,697)

Segment reporting for the years ended December 31, 2015 and 2014 were as follows:

	For the years ended
	December 31, 2015	December 31, 2014
Revenues:
We Three	$168,621	$56,870
Romeo’s NY Pizza	1,210,880	833,531
Others	10,100	–
Consolidated revenues	$1,389,601	$890,401

Cost of Sales:
We Three	$134,912	$35,535
Romeo’s NY Pizza	862,818	618,336
Others	–	–
Consolidated cost of sales	$997,730	$653,871

Income (Loss) before taxes
We Three	$14,216	$(21,373)
Romeo’s NY Pizza	14,667	(22,156)
Others	(3,973,304)	(13,088,168)
Consolidated loss before taxes	$(3,944,421)	$(13,131,697)

	As of December 31, 2015	As of December 31, 2014
Assets:
We Three	$243,134	$169,417
Romeo’s NY Pizza	76,386	159,039
Others	892,959	922,400
Combined assets	$1,212,479	$1,250,856

Results of Operations

We had revenues in the amount of $1,389,601 and $890,401 for the years ended December 31, 2015 and 2014, respectively. The revenue for the year ended December 31, 2015 is attributable to Romeo’s NY Pizza - $1,210,880, We Three, LLC – $168,621, and other - $10,100. The revenue for the year ended December 31, 2014 is attributable to Romeo’s NY Pizza - $833,531, and We Three, LLC – $56,870, which represents approximately half year operation since the acquisitions were completed in July 2014.

Cost of Goods Sold. We had costs of sales in the amount of $997,730 and $653,871 for the years ended December 31, 2015 and 2014, respectively. The costs for the year ended December 31, 2015 are attributable to Romeo’s NY Pizza – $862,818 and We Three, LLC – $134,912. The costs for the year ended December 31, 2014 are attributable to Romeo’s NY Pizza – $618,336 and We Three, LLC – $35,535, which represents approximately half year operation since the acquisitions were completed in July 2014.

Operating Expenses. Operating expenses consisted of research and development and general and administrative expenses. We had operating expenses of $4,302,247 and $12,689,311 for the years ended December 31, 2015 and 2014, respectively. The operating expenses in 2015 was primarily attributable to the issuance of 2,512,000 shares of common stock to 6 consultants for marketing, management and financial strategies, resulting in non-cash stock based compensation of $3,136,120 during the year ended December 31, 2015. Comparatively, we had non-cash stock based compensation of $11,712,560 in 2014 due to the issuance of 4,427,200 shares of common stock, 611,999 shares of Series B preferred stock and 1 share of Series C preferred stock.

Employee stock compensation. We did not issue any shares to our employees in 2015. During the year ended December 31, 2014, we issued 4,427,200 shares of common stock and 600,000 shares of Series B preferred stock to officers for services rendered. The fair value of the common stock issuance was determined by the fair value of our common stock on the grant date, at a price of approximately $2.3 per share; and the fair value of Series B preferred stock issuance was determined by the private placement price of $2.5 per share in the arms-length transactions. Accordingly, we recognized officer stock based compensation of $11,682,560 to the consolidated statements of operations for the year ended December 31, 2014.

Non-employee stock compensation. During the year ended December 31, 2015, we issued total 2,512,000 shares of common stock to 6 different consultants for marketing, management and financial strategies. The fair value of the stock issuance was determined by the fair value of the Company’s common stock on the grant date, at the range from $0.36-$1.78 per share. Accordingly, we recognized stock based compensation of $3,136,120 to non- employees to the consolidated statements of operations for the year ended December 31, 2015. During the year ended December 31, 2014, we issued 11,999 shares of Series B preferred stock and 1 share of Series C preferred stock to certain consultants for marketing services rendered. The fair value of this stock issuance was determined by the private placement price of $2.5 per share in the arms-length transactions. Accordingly, we recognized stock based compensation of $30,000 to non- employees to the consolidated statements of operations for the year ended December 31, 2014.

Gain on conversion of debt. During the years ended December 31, 2015 and 2014, we had a gain on settlement of debt in amount of $10,000 and $822,080, respectively. The gain on settlement of debt in 2014 was due to a settlement of accounts payable.

Change in value of derivative liability. During the years ended December 31, 2015 and 2014, the change in value of derivative liability amounted to $(1,756) and $(35,590), respectively. In 2015, we issued 2 convertible promissory notes in amount of $12,200 and $10,000, respectively, both of which were convertible into shares of the Company’s common stock at 50% discount to the market. As a result, we had change in value of derivative liability amounted to $(1,756). In 2014, the convertible notes with accrued interest in amount of $32,010 were converted into 2,496 shares. We premeasured the fair value of the converted amount at the conversion date and increased the derivative liabilities to $132,981, which was credited to additional paid-in capital at the conversion.

Interest Expense. During the years end December 31, 2015 and 2014, interest expense amounted to $32,096 and $61,109, respectively. The decrease in interest was a result of fewer borrowings in 2015.

As a result of the foregoing, we had a net loss of $3,944,421 for the fiscal year ended December 31, 2015, which is compared to the net loss for the year ended December 31, 2014 of $13,131,697.

Our activities have been completely directed at developing our business plan for eventually generating revenue. We operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $20,000,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, our directors have orally agreed to loan such funds as may be necessary through December 31, 2016 for working capital purposes, although they have no obligation to do so.

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

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $31,559. As of December 31, 2014, we had cash and cash equivalents of $46,311.

Net cash used for operating activities was $(75,772) for the year ended December 31, 2015, which was comparable to the net cash used in operating activities of $(696,728) for the year ended December 31, 2014. The decrease in the amount of net cash used in operating activities in 2015 compared to last year was attributable to the net loss in 2015 offset by non-cash stock compensation of $3,136,120, plus the increase in accrued expenses and accrued officers’ salaries by $408,474 and $240,000, respectively. The net cash used in operating activities in 2014 was attributable to our net losses in the amounts of $13,131,697 offset by non-cash charges related to stock based compensation of $11,712,560. In addition, we had a non-recurring charge to operations during the year ended December 31, 2014 of $1,407,327 for an impairment loss of goodwill, net of gain of $822,080 on investment, which did not require the use of cash and is added back to the net loss. We had no such impairment in 2015.

Net cash used in investing activities was $78,557 during the year ended December 31, 2015. The cash flows used in investing activities in 2015 was attributed to the purchase of fixed assets in mobile home lease business, offset by the cash from disposal of fixed assets in the discontinued operations. We had no cash flows from investing activities for the year ended December 31, 2014.

Cash flows provided by financing activities were $139,577 for the year ended December 31, 2015, which compares to cash flows provided by financing activities of $738,363 for the year ended December 31, 2014. These cash flows were related to sales of stock in the amounts of $162,500 and $596,314 during the years ended December 31, 2015 and 2014, respectively. In addition, we had $41,700 in proceeds from a notes payable, of which $19,500 was with a related party in 2015, offset by repayments of $58,221 to notes payable. Comparatively, financing activities provided $28,942 in proceeds from a related party, and $113,107 in proceeds from a notes payable, of which $25,075 was with a related party in 2014.

Over the next twelve months we expect significant capital costs to develop operations since we have completed 3 acquisitions in August 2016. Our operating costs of $1,000,000 will be used for operations, but none will be used to pay salaries.

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

In first quarter of 2013, it was decided that we restructure into a new holding company who adopted a new business model known as "Collaborative Commonwealth™" a new form of governance enabling businesses to take advantage of the power of a public Company. Targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties and high return investments, all designed to pay a dividend to our shareholders. The reason for this was to protect our shareholders by acquiring small to minimum size businesses seeking support with both financing and management. The plan was to establish new classes of Preferred stock to streamline voting rights, negate debt and acquire new businesses. By December of 2013 the Company negated 90% plus of all debt; by May of 2014 we acquired three businesses, We Three, LLC; Romeo’s NY Pizza and Edge View Properties, Inc. In August 2016, we completed additional three acquisitions, FDR Enterprises, Inc.; Repicci’s Franchise Group, LLC and Refreshment Concepts, LLC.

Recent Developments

As of this filing, we have acquired We Three, LLC (d/b/a Affordable Housing Initiative) (“AHI”), Romeo’s NY Pizza Chain, Edge View Properties, Inc., FDR Enterprises, Inc., Repicci’s Franchise Group, LLC and Refreshment Concepts, LLC.

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

MISSION TUITION (www.missiontuition.com): Cardiff through Mission Tuition has built one of the largest merchant shopping networks in America consisting of all the top name merchants; offering in-store savings and coupon savings with local, regional and national merchants throughout America. With each purchase members earn rebates which goes directly into their educational savings account. Our Tax-Free educational savings program provides a platform for families to start an "educational savings" program that encourages regular and daily use of the program. The Mission Tuition program helps families save for college. Mission Tuition encourages members to contribute to their educational savings with contribution from work, family members or just rebates generated by online and in- store purchases. The Mission Tuition program leverages the two biggest economic forces in society –– consumer spent and the cost of education –– to create the most unique value-added rewards program in decades. Cardiff’s missiontuition.com helps solve a real need for America's families – saving for your child's college education.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2015 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cardiff International, Inc.

We have audited the accompanying consolidated balance sheets of Cardiff International, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. Cardiff International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff International, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2015 and 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
October 28, 2016

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
ASSETS

Current assets
Cash	$31,559	$46,311
Accounts receivable	54	3,782
Prepaid and other	21,025	25,325
Total current assets	52,638	75,418

Property and equipment, net of accumulated depreciation of $357,830 and $279,673, respectively	540,024	534,212
Land	603,000	603,000
Deposits	6,950	9,725
Due from related party	9,867	28,501
	$1,212,479	$1,250,856

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$29,080	$73,153
Accrued expenses	584,804	176,330
Accrued expenses - related parties	502,500	450,000
Interest payable	191,818	161,696
Accrued payroll taxes	38,902	38,400
Due to officers and shareholders	81,905	106,943
Common stock to be issued	5,000	–
Notes payable, unrelated party	60,811	129,032
Notes payable - related party	119,500	–
Convertible notes payable, net of debt discounts of $0 and $0, respectively	29,700	9,000
Convertible notes payable - related party	165,000	165,000
Derivative liabilities	13,948	–
Total current liabilities	1,822,968	1,309,554

Long-term liabilities
Notes payable, related party, net of current portion and discount of $0 and $0, respectively	–	100,000
Total liabilities	1,822,968	1,409,554

Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1	6,072	6,348
Series C preferred	–	–
Common stock; 50,000,000 shares authorized with $0.001 par value; 9,412,888 and 4,928,682 shares issued and outstanding at December 31, 2015 and 2014, respectively	9,413	4,929
Additional paid-in capital	42,580,891	39,092,469
Retained deficit	(43,206,865)	(39,262,444)
Total shareholders' equity (deficiency)	(610,489)	(158,698)

Total liabilities and shareholders' equity (deficiency)	$1,212,479	$1,250,856

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For The Years Ended
	December 31, 2015	December 31, 2014
REVENUE
Rental income	$168,621	$56,870
Sales of pizza	1,210,880	833,531
Other	10,100	–
Total revenue	1,389,601	890,401

COST OF SALES
Rental business	134,912	35,535
Pizza restaurants	862,818	618,336
Other	–	–
Total cost of sales	997,730	653,871

GROSS MARGIN	391,871	236,530

OPERATING EXPENSES	4,302,247	12,689,311

GAIN (LOSS) FROM OPERATIONS	(3,910,376)	(12,452,781)

OTHER INCOME (EXPENSE)
Impairment loss on goodwill	–	(1,407,327)
Gain on settlement of debt	10,000	822,080
Change in value of derivative liability	(1,756)	(35,590)
Interest expense	(32,096)	(61,109)
Amortization of debt discounts	(22,200)	–
Gain on disposal of fixed assets	12,007	–
Other	–	3,030
Total other income (expenses)	(34,045)	(678,916)

NET INCOME (LOSS) FOR THE PERIOD	(3,944,421)	(13,131,697)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.52)	$(11.39)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC AND DILUTED	7,644,291	1,152,779

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2015

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1		Preferred Stock, Series C		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficiency	Total
Balance December 31, 2013	1	–	4,576,701	4,577	79	–	83,586	84	24,317,127	(26,130,747)	(1,808,959)
Common stock issued for debt conversion - Asher	–	–	–	–	–	–	2,496	2	32,008	–	32,010
Common stock issued for debt conversion	–	–	–	–	–	–	15,400	15	3,835	–	3,850
Common stock issued for services	–	–	–	–	–	–	4,427,200	4,427	10,178,133	–	10,182,560
Common stock issued for debt conversion	–	–	–	–	–	–	400,000	400	670	–	1,070
Series B preferred shares issued for cash, $2.50 per share	–	–	81,993	82	–	–	–	–	204,901	–	204,983
Series B & C preferred shares issued for services	–	–	611,999	612	1	–	–	–	1,529,388	–	1,530,000
Series C preferred shares issued for cash, $2.50 per share	–	–	–	–	33	–	–	–	83	–	83
Series D preferred shares issued for Romeo's NY Pizza	–	–	400,000	400	–	–	–	–	999,600	–	1,000,000
Series E preferred shares issued for Edge View Properties	–	–	241,199	241	–	–	–	–	602,759	–	603,000
Series F preferred shares issued for We Three LLC	–	–	280,069	280	–	–	–	–	699,894	–	700,174
Series F-1 preferred shares issued for cash, 2.50 per share	–	–	156,503	157	–	–	–	–	391,091	–	391,248
Reclassification of derivative liability associated with debt conversion	–	–	–	–	–	–	–	–	132,981	–	132,981
Net loss	–	–	–	–	–	–	–	–	–	(13,131,697)	(13,131,697)
Balance December 31, 2014	1	$–	6,348,464	$6,348	113	$–	4,928,682	$4,929	$39,092,469	$(39,262,444)	$(158,698)
Common stock issued for PF B conversion	–	–	(325,862)	(326)	–	–	1,610,206	1,610	(1,284)	–	–
Series B preferred shares issued for cash, $2.50 per share	–	–	33,197	33	–	–	–	–	82,460	–	82,493
Series C preferred shares issued for cash, $2.50 per share	–	–	–	–	3	–	–	–	8	–	8
Series F-1 preferred shares issued for cash, $4.00 per share	–	–	6,249	6	1	–	–	–	24,994	–	25,000
Series F-1 preferred shares issued for cash, $2.50 per share	–	–	9,999	10	1	–	–	–	24,990	–	25,000
Reclassification of derivative liabilities due to BCF	–	–	–	–	–	–	–	–	10,008	–	10,008
Contributed capital	–	–	–	–	–	–	–	–	187,500	–	187,500
Cancellation of common stock	–	–	–	–	–	–	(188,000)	(188)	188	–	–
Common stock issued for services	–	–	–	–	–	–	2,512,000	2,512	3,133,608	–	3,136,120
Common stock issued for note conversion	–	–	–	–	–	–	300,000	300	1,200	–	1,500
Common stock issued for cash, $0.10 per share	–	–	–	–	–	–	250,000	250	24,750	–	25,000
Net loss	–	–	–	–	–	–	–	–	–	(3,944,421)	(3,944,421)
Balance December 31, 2015	1	$–	6,072,047	$6,072	118	$–	9,412,888	$9,413	$42,580,891	$(43,206,865)	$(610,489)

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For The Years Ended
	December 31, 2015	December 31, 2014
Net (loss) from continuing operations	$(3,944,421)	$(13,131,697)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	84,752	39,992
Impairment loss on goodwill	–	1,407,327
Gain from disposal of fixed assets	(12,007)	–
Gain from debt forgiveness	(10,000)	(822,080)
Amortization of loan discount	22,200	–
Change in value of derivative liability	1,756	35,590
Stock based compensation	3,136,120	11,712,560
(Increase) decrease in:
Accounts receivable	3,728	(3,782)
Deposits	2,775	(9,125)
Prepaids and other	4,300	(23,666)
Increase (decrease) in:
Accounts payable	(44,073)	73,153
Accrued expenses	408,474	(58,036)
Interest payable	30,122	46,436
Accrued payroll taxes	502	36,600
Accrued officers' salaries	240,000	–
Net cash used in operating activities	(75,772)	(696,728)

INVESTING ACTIVITIES
Proceeds on sale of fixed assets	30,902	–
Purchase of fixed assets	(109,459)	–
Net cash used in investing activities	(78,557)	–

FINANCING ACTIVITIES
Due from / to related party	(6,402)	28,942
Proceeds from sales of stock	162,500	596,314
Proceeds from notes payable	22,200	79,032
Proceeds from notes payable - related party	19,500	25,075
(Repayments to) proceeds from notes payable	(58,221)	9,000
Net cash provided by financing activities	139,577	738,363

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,752)	41,635

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,311	4,676

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,559	$46,311

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series D Preferred shares issued for acquisition	$–	$1,000,000
Series E Preferred shares issued for acquisition	$–	$603,000
Series F & F-1 Preferred shares issued for acquisition	$–	$700,174
Common stock issued upon conversion of notes payable	$1,500	$36,930

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff International, Inc. (“Cardiff”, the “Company”), a publicly held corporation. In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to the Company’s shareholders. The reason for this strategy was to protect the Company’s shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, the Company had negated more than 90% of all its debt; by July of 2014, the Company had completed the acquisition of three businesses: We Three, LLC; Romeo’s NY Pizza; and Edge View Properties, Inc. The Company delayed the filing of its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015 due to difficulty obtaining information from another acquisition, which was subsequently unwound.

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

Rental Income

The Company’s rental income is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying consolidated balance sheets as of December 31, 2015 and 2014. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believe such assumptions are also comparable to those that would be used by other marketplace participants. During the year ended December 31, 2014, goodwill of $1,707,153 resulted from the business acquisitions in 2014 was impaired in full. There was no goodwill impairment in 2015.

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

Valuation of Derivative Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging (“ASC 815-10”), requires that embedded derivative instruments be bifurcated and assessed, along with freestanding derivative instruments such as convertible promissory notes, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. During the year ended December 31, 2014, the convertible notes principal and accrued interest totaled $32,010 were converted into 2,496 shares of Common Stock of the Company at the options of the noteholder. The Company used a Black-Scholes pricing model to determine the appropriate fair value of $132,981 at the conversion date. The Company adjusted its derivative liability to its fair value, and reflected the increase (decrease) in fair value of $35,590 for the year ended December 31, 2014 as Other Expenses on the Consolidated Statements of Operations. The derivative liability of $132,981 was reclassified as additional paid-in capital at the conversion. During the year ended December 31, 2015, the conversion price of a $10,000 convertible note was changed from 50% of the market to $0.01 per share due to the market price falling below certain level. As a result, the embedded derivative liabilities of $10,008 was reclassified as additional paid-in capital.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2015 and 2014.

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2015	$–	$–	$13,948	$–

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2014	$–	$–	$–	$–

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

Classification	Useful Life
Equipment, furniture and fixtures	5 - 7 years
Leasehold improvements	10 years or lease term, if shorter

During the years ended December 31, 2015 and 2014, depreciation and amortization expense was $84,752 and $39,992, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2015 and 2014. During a period of net loss, all potentially dilutive securities are anti-dilutive. Accordingly, for the years ended December 31, 2015 and 2014, potentially dilutive securities have been excluded from the computations since they would be anti-dilutive. However, these dilutive securities could potentially dilute earnings per share in the future:

	For the years ended
	December 31, 2015	December 31, 2014

Numerator:
Net (loss)	$(3,944,421)	$(13,131,697)

Denominator:
Weighted-average shares outstanding	7,644,291	1,152,779

Basic earnings (loss) per share	$(0.52)	$(11.39)

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and, as such, has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of December 31, 2015, the Company had shareholders’ deficit of $594,557. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In September 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU describes how an entity should assess its ability to meet obligations and sets disclosure requirements for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used with existing auditing standards. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will be examined for the year ended December 31, 2016, and if applicable at that time, will require management to make the appropriate disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the Company will reclassify debt issuance costs from prepaid expenses and other current assets and other assets as a reduction to debt in the condensed consolidated balance sheets. The Company is not planning to early adopt ASU 2015-03 and does not anticipate that the adoption of ASU 2015-03will materially impact its condensed consolidated financial statements.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies guidance on the subsequent measurement of inventory. ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The guidance excludes inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is not planning to early adopt ASU 2015-11 and is currently evaluating ASU 2015-11 to determine the potential impact to its condensed consolidated financial statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

2. DISCONTINUED OPERATIONS

In April 2015, the Company closed 2 pizza restaurants located in Alpharetta, Georgia and Lawrenceville, Georgia due to continuing losses in operations and slow traffic at these 2 locations.

3. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2015 and 2014 was $540,024 and $534,212, respectively, consisting of the following:

	December 31, 2015	December 31, 2014

Furniture, fixture and equipment	$261,882	$268,055
Leasehold improvements	635,972	545,830
	897,854	813,885
Less: accumulated depreciation	(357,830)	(279,673)
Plant and equipment, net	$540,024	$534,212

During the years ended December 31, 2015 and 2014, depreciation expense was $84,752 and $39,992, respectively.

During the year ended December 31, 2015, the Company disposed 2 smart cars for cash payment of $30,902, resulting in gain of $12,007 from disposal of fixed assets.

4. LAND

As of December 31, 2015 and 2014, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. Based on the price of $2.50 per share, the acquisition consideration represents a $603,000 valuation. The land is currently vacant and is expected to be developed into residential community. The value of the land is not subject to be depreciated.

5. ACCRUED EXPENSES

As of December 31, 2015 and 2014, the Company had accrued expenses of $1,087,304 and $626,330, respectively, consisted of the following:

	December 31, 2015	December 31, 2014

Accrued salaries	$502,500	$450,000
Accrued expenses - other	584,804	176,330
Total	$1,087,304	$626,330

6. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of December 31, 2015, the Company had $81,905 due to Daniel Thompson.

In addition, the Company has an employment agreement, renewed May 15, 2014, with Daniel Thompson whereby the Company changed Daniel Thompson’s compensation to $20,000 per month from $25,000. Accordingly, a total salary of $240,000 and $262,500 were accrued and reflected as an expense to Daniel Thompson during the years ended December 31, 2015 and 2014, respectively. The accrued salaries payable to Daniel Thompson was $502,500 and $450,000 as of December 31, 2015 and 2014, respectively.

The Company has an employment agreement with a former President, Ms. Roberton, whereby the Company provides for compensation of $25,000 per month beginning May 15, 2014. A total salary of $187,500 was reflected as an expense during the year ended December 31, 2014. On June 1, 2015, Ms. Roberton resigned from all her positions of the Company and agreed to waive all unpaid salary earned during her employment. Accordingly, the Company reclassified the accrued salaries of $187,500 into additional paid-in capital. The total balance due to Ms. Roberton for accrued salaries at December 31, 2015 and 2014 was $0 and $0, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month. A total salary of $180,000 was accrued and reflected as an expense during the year ended December 31, 2015. The total balance due to Mr. Levy for accrued salaries at December 31, 2015 was $180,000.

The Company had an employment agreement with the Chief Executive Officer, Mr. Cunningham, whereby the Company provided for compensation of $15,000 per month. A total salary of $180,000 was accrued and reflected as an expense during the year ended December 31, 2015. The total balance due to Mr. Cunningham for accrued salaries at December 31, 2015 was $180,000.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see above; Footnote 7, Notes Payable – Related Party; and Footnote 8, Convertible Notes Payable – Related Party).

7. NOTES PAYABLE

Notes payable at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015	December 31, 2014

Notes Payable – Unrelated Party	$60,811	$129,032
Notes Payable – Related Party	119,500	100,000
Discount on notes	–	–
Total	$180,311	$229,032
Current portion	(180,311)	(129,032)
Long-term portion	$–	$100,000

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. As of December 31, 2012, the warrants had not been exercised. As of December 31, 2015, the Company is in default on this debenture. The balance of the note was $10,989 and $10,989 at December 31, 2015 and 2014, respectively.

The balance of $49,822 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at December 31, 2015 and 2014, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at December 31, 2015 and 2014, respectively.

On August 4, 2015, the Company entered into a Promissory Note agreement (“Note 3”) with a related party for $19,500. Note 3 bears interest at 6% per year and matures on December 31, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. The balance of Note 3 was $19,500 at December 31, 2015.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2015	$60,811
2016	119,500
Total	$180,311

8. CONVERTIBLE NOTES PAYABLE

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

Convertible notes at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015	December 31, 2014

Convertible Notes Payable – Unrelated Party	$29,700	$9,000
Convertible Notes Payable – Related Party	165,000	165,000
Discount on notes	–	–
Total - Current	$194,700	$174,000

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 4”) in the amount of $9,000. Note 4 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 4 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is currently in default on Note 4. On August 17, 2015, a portion of principal of $1,500 was converted into 300,000 shares of Common Stock of the Company upon the request of the holder. The balance of the note was $7,500 and $9,000 at December 31, 2015 and 2014, respectively.

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

The table below sets forth the assumptions for Black-Scholes valuation model on May 6, 2015 (inception) and December 31, 2015, respectively. For the period ended December 31, 2015, the Company had initial loss of $10,295 due to derivative liabilities, and decreased the derivative liability of $22,495 by $8,547, resulting in a derivative liability of $13,948 at December 31, 2015.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
5/6/2015	$22,495	0.33	$0.825	$1.69	507%	0.0002
12/31/2015	$13,948	0.003	$0.035	$0.075	533%	0.0014

The Company is currently in default on Note 5. As of December 31, 2015, the carrying values of Note 5 were $12,200 and the debt discount was $0. The Company recorded interest expense related to Note 5 in amount of $799 during the year ended December 31, 2015. The accrued interest of Note 5 was $799 as of December 31, 2015.

The Notes
Proceeds	$12,200
Less derivative liabilities on initial recognition	(12,200)
Value of the Notes on initial recognition	0
Add accumulated accretion expense	12,200
Balance as of December 31, 2015	$12,200

On July 29, 2015, the Company entered into an 8% convertible promissory note (“Note 6”) with an unrelated entity in the amount of $10,000. Note 6 bore interest at eight percent per year, matured on November 26, 2015, and was unsecured. Note 6 was convertible into Common Shares of the Company at the conversion ratio of 50% discount to market at the conversion date. However, if the closing bid price of the Company’s Common Shares falls below $0.10 per share, the conversion price will be changed to $0.01 per share and remain intact from that point forward. Since the Company’s common stock was $0.075 per share at December 31, 2015, the conversion feature contained in Note 6 no longer meets the requirements for liability classification under ASC 815. As a result, the embedded derivative liabilities of $10,008 at December 31, 2015 was reclassified as additional paid-in capital.

The table below sets forth the assumptions for Black-Scholes valuation model on July 29, 2015 (inception) and December 31, 2015, respectively. For the period ended December 31, 2015, the Company had initial loss of $8,041 due to derivative liabilities, and decreased the derivative liability of $18,041 by $8,033, resulting in a derivative liability of $10,008 at December 31, 2015.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
7/29/2015	$18,041	0.33	$0.30	$0.60	513%	0.0006
12/31/2015	$10,008	0.003	$0.038	$0.075	533%	0.0014

The Company is currently in default on Note 6 and bears default interest at ten percent per year. As of December 31, 2015, the carrying values of Note 6 were $10,000 and the debt discount was $0. The Company recorded interest expense related to Note 6 in amount of $359 during the year ended December 31, 2015. The accrued interest of Note 6 was $359 as of December 31, 2015.

The Notes
Proceeds	$10,000
Less derivative liabilities on initial recognition	(10,000)
Value of the Notes on initial recognition	0
Add accumulated accretion expense	10,000
Balance as of December 31, 2015	$10,000

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company is in default on Debenture 1, and the warrants have not been exercised. The balance of Debenture 1 was $150,000 and $150,000 at December 31, 2015 and 2014, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is in default on Debenture 2. The balance of Debenture 2 was $15,000 and $15,000 at December 31, 2015 and 2014, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2015	$194,700

9. DERIVATIVE LIABILITIES

As of December 31, 2015, the Company’s derivative liabilities are embedded derivatives associated with the Company’s convertible note payable (see Footnote 8). Due to the Notes’ conversion feature, the actual number of shares of common stock that would be required if a conversion of the note as described in Footnote 8 was made through the issuance of the Company’s common stock cannot be predicted. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the statement of operations.

The Company measured the fair value of the derivative liabilities as $40,536 on the inception date, and remeasured the fair value as $23,956 on December 31, 2015, of which $10,008 was reclassified as additional paid-in capital due to the change in conversion price from discounted market price to fixed price. The Company recorded the change of fair value of $1,756 in the statements of operations for the year ended December 31, 2015.

There was no derivative liabilities as of December 31, 2014.

10. PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for 2015 and 2014. As of December 31, 2015 and 2014, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $38,902 and $38,400, respectively.

11. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the years.  There were no dilutive earnings per share for the years ended December 31, 2015 and 2014 due to net loss during the years.

The following table sets forth the computation of basic net loss per share for the years indicated:

	For the years ended
	December 31, 2015	December 31, 2014

Numerator:
Net (loss)	$(3,944,421)	$(13,131,697)

Denominator:
Weighted-average shares outstanding	7,644,291	1,152,779

Basic earnings (loss) per share	$(0.52)	$(11.39)

12. CAPITAL STOCK

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

Series A Preferred Stock

As of December 31, 2015 and 2014, the Company has designated four shares of preferred stock as Series A Preferred Stock (“Series A”), with a par value of $.0001 per share, of which one share of preferred stock is issued and outstanding. Series A is authorized to have four shares which do not bear dividends and converts to common shares at four times the sum of: all shares of Common Stock issued and outstanding at time of conversion plus all shares of Series B Preferred Stock issued and outstanding at time of conversion divided by the number of issued Class A shares at the time of conversion, and have voting rights four times the sum of: all shares of Common Stock issued and outstanding at time of voting plus all shares of Series B Preferred Stocks issued and outstanding at time of voting divided by the number of Class A shares issued at the time of voting.

Series B Preferred Stock

As of December 31, 2015 and 2014, the Company has designated 5,000,000 shares of preferred stock as Series B Preferred Stock (“Series B”), with a par value $0.001 and $2.50 price per share, of which 4,978,028 and 5,270,693 shares of preferred stock are issued and outstanding, respectively. Shares of Series B are anti-dilutive to reverse splits. The conversion rate of shares of Series B, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series B shall have no voting rights. The price of each share of Series B may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares.

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

During the year ended December 31, 2015, 325,862 shares of Series “B” Preferred Stock were converted into 1,610,206 shares of Common Stock of the Company per the preferred shareholder’s instruction.

During the year ended December 31, 2015, the Company issued 33,197 shares of Series “B” Preferred stock and 3 shares of Series “C” Preferred Stock to several investors for total cash payment of $82,500 pursuant to the executed subscription agreements.

Series C Preferred Stock

As of December 31, 2015 and 2014, the Company has designated 250 shares of preferred stock as Series C Preferred Stock (“Series C”), with a par value of $.00001 per share, of which 118 and 113 shares are issued and outstanding, respectively. Shares of Series C are non-dilutive to reverse splits. The conversion rate of shares of Series C, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series C converts to 100,000 shares of Common Stock. Each share of Series C shall have one vote for any election or other vote placed before the shareholders of the Company. The price of each share of Series C may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares. Shares of Series C may not be converted into shares of Common Stock for a period of: a) six months after purchase, if the Company voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) 12 months if the Company does not file such public reports.

During the year ended December 31, 2014, the Company sold 33 shares of Series C to various investors at a price of $2.50 per share, or totaled $83 in cash.

During the year ended December 31, 2015, the Company sold 4 shares of Series C to various investors at a price of $2.50 per share and 1 share at a price of $4.00 per share, or totaled $14 in cash.

Blank Check Preferred Stock

As of December 31, 2015 and 2014, the Company has designated 100,000,000 shares of Blank Check Preferred Stock, of which 1,094,019 and 1,077,771 shares have been issued with Designations, Rights & Privileges. The following Series have been assigned from the inventory of Blank Check Preferred Shares. The amount of Blank Check Preferred Stock is 98,905,981 as of December 31, 2015.

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

There was no change in Series D Preferred Stock in 2015.

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

There was no change in Series E Preferred Stock in 2015.

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

During the year ended December 31, 2015, the Company issued 6,249 shares of Series “F-1” Preferred stock and 1 share of Series “C” Preferred Stock to an investor for total cash payment of $25,000 pursuant to the executed subscription agreement.

During the year ended December 31, 2015, the Company issued 9,999 shares of Series “F-1” Preferred stock and 1 share of Series “C” Preferred Stock to an investor for total cash payment of $25,000 pursuant to the executed subscription agreement.

Common Stock

2014

In September 2014, the Board of Directors approved increasing the number of authorized shares of Common Stock from 250,000 to 50,000,000, par value of $0.001.

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

37

2015

On April 15, 2015, the Company entered into three consulting service agreements with three Consultants for marketing, management and financial strategies in exchange for 1,500,000 shares of Common Stock of the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $1.78 per share. Accordingly, the Company calculated the stock based compensation of $2,670,000 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2015.

On June 3, 2015, the Company entered into a consulting service agreement with a Consultant for marketing, management and financial strategies in exchange for 150,000 shares of Common Stock of the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.84 per share. Accordingly, the Company calculated the stock based compensation of $126,000 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2015.

On September 1, 2015, the Company entered into a consulting service agreement with a Consultant for marketing, management and financial strategies in exchange for 500,000 shares of Common Stock of the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.42 per share. Accordingly, the Company calculated the stock based compensation of $210,000 at its fair value and included $209,800 in the consolidated statements of operations for the year ended December 31, 2015 due to the receipt of $200 cash from the Consultant.

On October 8, 2015, the Company entered into a consulting service agreement with a Consultant for marketing, management and financial strategies in exchange for 362,000 shares of Common Stock of the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.36 per share. Accordingly, the Company calculated the stock based compensation of $130,320 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2015.

During the year ended December 31, 2015, the Company issued 250,000 shares of Common Stock to five investors for total cash payment of $25,000, or $0.10 per share, pursuant to the executed subscription agreements.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating leases of $255,535 and $92,351 for the years ended December 31, 2015 and 2014, respectively, consisting of the followings.

	For the years ended
	December 31, 2015	December 31, 2014

Restaurants	$155,666	$90,000
Lot	62,255	0
Office	33,620	0
Equipment Rentals	3,994	2,351
Total	$255,535	$92,351

There was no rent expense for office in 2014 as such office space was contributed at no cost by Daniel Thompson, the imputed effects of which are immaterial to the consolidated financial statements taken as a whole.

14. INCOME TAXES

At December 31, 2015, the Company had federal and state net operating loss carry forwards of approximately $43,000,000 that expire in various years through the year 2035.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2015 and 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2015 and 2014 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,770,000 and $15,210,000, respectively, less a valuation allowance in the amount of approximately $16,770,000 and $15,210,000, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in both 2015 and 2014. The valuation allowance increased by approximately $1,560,000 for the year ended December 31, 2015.

The Company’s total deferred tax asset as of December 31, 2015 and 2014 is as follows:

	2015	2014
Deferred tax assets	$16,770,000	$15,210,000
Valuation allowance	(16,770,000)	(15,210,000)

Net deferred tax asset	$–	$–

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2015 and 2014 is as follows:

	2015		2014
Income tax computed at the federal statutory rate	34%		34%
Income tax computed at the state statutory rate	5%		5%
Valuation allowance	(39%	)	(39%	)
Total deferred tax asset	0%		0%

15. SEGMENT REPORTING

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

	For the years ended
	December 31, 2015	December 31, 2014
Revenues:
We Three	$168,621	$56,870
Romeo’s NY Pizza	1,210,880	833,531
Others	10,100	–
Consolidated revenues	$1,389,601	$890,401

Cost of Sales:
We Three	$134,912	$35,535
Romeo’s NY Pizza	862,818	618,336
Others	–	–
Consolidated cost of sales	$997,730	$653,871

Income (Loss) before taxes
We Three	$14,216	$(21,373)
Romeo’s NY Pizza	14,667	(22,156)
Others	(3,973,304)	(13,088,168)
Consolidated loss before taxes	$(3,944,421)	$(13,131,697)

	As of December 31, 2015	As of December 31, 2014
Assets:
We Three	$243,134	$169,417
Romeo’s NY Pizza	76,386	159,039
Others	892,959	922,400
Combined assets	$1,212,479	$1,250,856

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2015 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

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

As of December 31, 2015, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1. As of December 31, 2015, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2015, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2015 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Positions
Daniel Thompson	67	Chairman of the Board of Directors
Alex Cunningham	60	Chief Executive Officer and President
Dr. Rolan Roberts II	37	Chief Operating Officer

Background of our officers and directors

Daniel Thompson, 67, Chairman of the Board of Directors. In June of 2010 Thompson was previously appointed Chairman and CEO of Cardiff International, Inc. Formerly a television and entertainment industry professional with a 30-year career that embraces network and cable advertising sales programming production and product placement, Mr. Thompson was president of Creative Entertainment Services, which he founded and successfully sold in a transaction. Mr. Thompson also co-founded and successfully sold an industry service company – Creative Television Marketing, a producer of short-form advertising concepts: Closed-Captioning Sponsorships, 10-Second Promotional Advertising vehicles, and network Game Show Merchandising. He also oversaw new business for A Creative Group, a full service entertainment marketing company. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha.

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

•	Successfully led the turnaround, rebranding, and new product line of a 29-year old, $250MM life sciences company.
•	Developed market-disrupting products in a startup environment by partnering with cancer treatment centers prior to a successful exit strategy.
•	Led multi-site, geographically-dispersed team of 1,000 and crisis management response as senior executive for a multi-billion, publicly- held company.
•	Recognized for superior interpersonal and communication skills, outstanding team leadership and an authority in the consumer, healthcare and technology fields.
•	Recognized as “Top 100 Most Influential Floridians” of 2015.

Professional Accomplishments

•	Recognized as “Top 100 Most Influential Floridians” of 2015 by Insight Magazine.
•	Best-selling author who has received international exposure for books based on corporate leadership and personal development.
•	Professional speaker and TV host with authentic, charismatic and dynamic personality.
•	Participated and starred in leadership movie titled “The Journey” with Brian Tracy.
•	Produced two seven-disc audio programs on personal excellence and corporate sales growth.
•	Advisor/Strategist to political and business leaders.
•	Licensed private pilot.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
Names Executive Officer and Principal		Salary	Bonus	Other Annual Compensation	Under Options/ SARs Granted	Securities Restricted Shares or Restricted Share/Units	LTIP Payouts	Other Annual Compensation
Position	Year	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Daniel Thompson	2013	300,000	0	0	0	2,257,018	0	0
Chairman of the Board of Directors	2014 2015	240,000 240,000	0 0	0 0	0 0	0 0	0 0	0 0

Alex Cunningham	2013	0	0	0	0	0	0	0
President and Chief Executive Officer	2014 2015	150,000 180,000	0 0	0 0	0 0	0 0	0 0	0 0

Dr. Rolan Roberts II	2013	0	0	0	0	0	0	0
Chief Operating Officer	2014 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	On October 20, 2013, we issued 1,880,848,703 shares of common stock to Mr. Thompson amounted to $2,257,018.

Employment Agreements

We have an employment agreement, renewed May 15, 2014, with the Chairman, Mr. Thompson whereby we provide for compensation of $20,000 per month.

We have an employment agreement with the former President, Ms. Roberton, whereby we provide for compensation of $25,000 per month beginning May 15, 2014. A total salary of $187,500 was reflected as an expense during the year ended December 31, 2014. On June 1, 2015, Ms. Roberton resigned from all her positions of the Company and agreed to waive all unpaid salary earned during her employment.

We had an employment agreement with the Chief Executive Officer, Mr. Cunningham, whereby we provided for compensation of $15,000 per month.

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

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defended a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defended the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Florida.

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

 ___________________

(1) Based on 13,251,477 shares of common stock issued and outstanding as of June 20, 2016.

Note: Daniel Thompson and Alex Cunningham also own 720,000 and 9,999 shares of Preferred “B” and 1 and 1 shares of Preferred “C”, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of December 31, 2015, the Company had $81,905 due to Daniel Thompson.

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

During the year ended December 31, 2015, Daniel Thompson converted 300,000 shares of Series “B” Preferred Stock into 1,500,000 shares of Common Stock of the Company.

ITEM 14. PRINCIPAL LEGAL AND ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Legal and Accounting Fees	$20,000	$19,000
Tax Fees	0	0
All Other Fees	10,500	6,000
Total	$30,500	$25,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 31st day of October 2016.

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

Signature	Title	Date

/s/ Daniel Thompson	President, Chief Executive Officer,
Daniel Thompson	Chief Financial Officer, and Director	October 31, 2016

