Form 10-Q
period 2016-03-31
CARDIFF INTERNATIONAL INC
filed 2016-12-05
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [  ]          No [x]

Common Stock outstanding at March 31, 2016, 9,941,477 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CARDIFF INTERNATIONAL, INC.

For the Quarter ending March 31, 2016

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 and DECEMBER 31, 2015

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS

Current assets
Cash	$58,748	$31,559
Accounts receivable	54	54
Prepaid and other	27,464	21,025
Total current assets	86,266	52,638

Property and equipment, net of accumulated depreciation of $375,788 and $357,830, respectively	505,379	540,024
Land	603,000	603,000
Deposits	13,945	6,950
Due from related party	6,950	9,867
	$1,215,540	$1,212,479

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	17,978	$29,080
Accrued expenses	681,072	584,804
Accrued expenses - related parties	534,255	502,500
Interest payable	200,559	191,818
Accrued payroll taxes	38,653	38,902
Due to officers and shareholders	98,685	81,905
Common stock to be issued	5,000	5,000
Notes payable, unrelated party	61,272	60,811
Notes payable - related party	109,000	119,500
Convertible notes payable, net of debt discounts of $0 and $0, respectively	97,200	29,700
Convertible notes payable - related party	165,000	165,000
Derivative liabilities	–	13,948
Total current liabilities	2,008,674	1,822,968

Long-term liabilities
Notes payable, related party, net of current portion and discount of $0 and $0, respectively	–	–
Total liabilities	2,008,674	1,822,968

Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1	5,989	6,072
Series C preferred	–	–
Common stock; 50,000,000 shares authorized with $0.001 par value; 9,941,477 and 9,412,888 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	9,942	9,413
Additional paid-in capital	42,601,662	42,580,891
Retained deficit	(43,410,727)	(43,206,865)
Total shareholders' equity (deficiency)	(793,134)	(610,489)

Total liabilities and shareholders' equity (deficiency)	$1,215,540	$1,212,479

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	For The Three Months Ended
	March 31, 2016	March 31, 2015
REVENUE
Rental income	40,613	41,748
Sales of pizza	214,593	377,120
Other	18,090	10,945
Total revenue	273,296	429,813
COST OF SALES
Rental business	29,970	28,993
Pizza restaurants	106,903	272,406
Other	–	–
Total cost of sales	136,873	301,399

GROSS MARGIN	136,423	128,414

OPERATING EXPENSES	330,833	255,849

GAIN (LOSS) FROM OPERATIONS	(194,410)	(127,435)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	–	10,000
Loss on Sale of fixed asset	(2,442)	–
Change in value of derivative liability	1,731	–
Interest expense	(8,741)	(7,056)

	(9,452)	2,944

NET INCOME (LOSS) FOR THE PERIOD	$(203,862)	$(124,491)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	9,528,026	4,952,159

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	For The Three Months Ended
	March 31, 2016	March 31, 2015
Net income (loss)	$(203,862)	$(124,491)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	17,958	29,979
Convertible note issued for services rendered	50,000	–
Loss on Sale of fixed asset	2,442	–
Change in value of derivative liability	(1,731)	–
(Increase) decrease in:
Accounts receivable	–	3,000
Deposits	(6,995)	2,775
Prepaids and other	(6,439)	5,284
Increase (decrease) in:
Accounts payable	(11,102)	(46,654)
Accrued expenses	96,268	124,716
Interest payable	8,741	7,032
Accrued payroll taxes	(249)	1,130
Accrued officers' salaries	31,755	60,000

Net cash (used in) provided by operating activities	(23,214)	62,771

INVESTING ACTIVITIES
Advances - notes receivable	–	–
Sold of fixed asset	18,219	–
Purchase of fixed assets	(3,974)	(44,897)

Net cash provided by (used in) investing activities	14,245	(44,897)

FINANCING ACTIVITIES
Due from / to related party	19,697	8,211
Proceeds from sales of stock	9,000	107,500
Proceeds from convertible notes payable	17,500	–
(Repayments to) notes payable - related party	(10,500)	–
Proceeds from (repayments to) notes payable	461	(61,487)

Net cash provided by financing activities	36,158	54,224

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,189	72,098

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,559	46,311

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,748	$118,409

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock to be issued	$5,000	$–
Common stock issued upon conversion of notes payable	$–	$–

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2015 and 2014 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Edge View Properties, Inc. acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and, as such, has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of March 31, 2016, the Company had shareholders’ deficit of $793,134. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

2. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of March 31, 2016 and December 31, 2015 was $505,379 and $540,024, respectively, consisting of the following:

	March 31, 2016	December 31, 2015

Furniture, fixture and equipment	$265,856	$261,882
Leasehold improvements	615,311	635,972
	881,167	897,854
Less: accumulated depreciation	(375,788)	(357,830)
Plant and equipment, net	$505,379	$540,024

During the three months ended March 31, 2016 and 2015, depreciation expense was $17,958 and $29,979, respectively.

During the three months ended March 31, 2016, the Company disposed fixed asset for cash payment of $20,661, resulting in loss of $2,442 from disposal of fixed assets. And the Company purchases a Vehicle for $3,974.

3. LAND

As of March 31, 2016 and December 31, 2015, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. Based on the price of $2.50 per share, the acquisition consideration represents a $603,000 valuation. The land is currently vacant and is expected to be developed into residential community. The value of the land is not subject to be depreciated.

4. ACCRUED EXPENSES

As of March 31, 2016 and December 31, 2015, the Company had accrued expenses of $1,215,327 and $1,087,304, respectively, consisted of the following:

	March 31, 2016	December 31, 2015

Accrued salaries	$681,072	$584,804
Accrued expenses - related party	534,255	502,500
Total	$1,215,327	$1,087,304

5. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of March 31, 2016 and December 31, 2015, the Company had $98,685 and $81,905 due to related party.

In addition, the Company has an employment agreement, renewed May 15, 2014, with Daniel Thompson whereby the Company changed Daniel Thompson’s compensation to $20,000 per month from $25,000. Accordingly, a total salary of $60,000 and $240,000 were accrued and reflected as an expense to Daniel Thompson during the period ended March 31, 2016 and December 31, 2015, respectively. The accrued salaries payable to Daniel Thompson was $534,255 and $502,500 as of March 31, 2016 and December 31, 2015, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month. A total salary of $45,000 and $180,000 were accrued and reflected as an expense during the period ended March 31, 2016 and the year ended December 31, 2015, respectively. The total balance due to Mr. Levy for accrued salaries at March 31, 2016 and December 31, 2015 were $225,000 and $180,000.

The Company had an employment agreement with the Chief Executive Officer, Mr. Cunningham, whereby the Company provided for compensation of $15,000 per month. A total salary of $45,000 and $180,000 were accrued and reflected as an expense to Mr. Cunningham during the period ended March 31, 2016 and December 31, 2015, respectively. The total balance due to Mr. Cunningham for accrued salaries March 31, 2016 and December 31, 2015 were $225,000 and $180,000.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see above; Footnote 6, Notes Payable – Related Party; and Footnote 7, Convertible Notes Payable – Related Party).

6. NOTES PAYABLE

Notes payable at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
Notes Payable – Unrelated Party	$61,272	$60,811
Notes Payable – Related Party	109,000	119,500
Discount on notes	–	–
Total	170,272	180,311
Current portion	(170,272)	(180,311)
Long-term portion	$–	$–

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. As of December 31, 2012, the warrants had not been exercised. As of March 31, 2016, the Company is in default on this debenture. The balance of the note was $10,989 and $10,989 at March 31, 2016 and December 31, 2015, respectively.

The balance of $50,283 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at March 31, 2016 and December 31, 2015, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at March 31, 2016 and December 31, 2015, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2016	170,272
2017	0
2018	0
2019	0
2020	0
Total	$170,272

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

Convertible notes at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015

Convertible Notes Payable – Unrelated Party	$97,200	$29,700
Convertible Notes Payable – Related Party	165,000	165,000
Discount on notes	–	–
Total - Current	$262,200	$194,700

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 4”) in the amount of $9,000. Note 4 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 4 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is currently in default on Note 4. On August 17, 2015, a portion of principal of $1,500 was converted into 300,000 shares of Common Stock of the Company upon the request of the holder. The balance of the note was $7,500 and $9,000 at March 31, 2016 and December 31, 2015, respectively.

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

The table below sets forth the assumptions for Black-Scholes valuation model on May 6, 2015 (inception) and December 31, 2015, March 8, 2016, respectively. For the period ended March 31, 2016, December 31, 2015, and the Company had initial loss of $10,295 due to derivative liabilities, and decreased the derivative liability of $22,495 by $8,547, resulting in a derivative liability of $12,217 and $13,948 at March 8, 2016 and December 31, 2015. On March 8, 2016, the converted note agreement was amended and therefore the conversion price becomes $0.025. And the derivative liabilities is reclassified as additional capital as a result of the addendum.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
5/6/2015	$22,495	0.33	$0.83	$1.69	507%	0.0002
12/31/2015	$13,948	0.003	$0.04	$0.08	533%	0.0014
3/8/2016	$12,217	0.003	$0.03	$0.05	569%	0.0027

The Company is currently in default on Note 5. As of March 31, 2016 and December 31, 2015, the carrying values of Note 5 were $12,200 and the debt discount was $0. The Company recorded interest expense related to Note 5 in amount of $305 and $0 during the period ended March 31, 2016 and 2015, respectively. The accrued interest of Note 5 was $1,104 and $799 as of March 31, 2016 and December 31, 2015, respectively.

The Notes
Proceeds	$12,200
Less derivative liabilities on initial recognition	(12,200)
Value of the Notes on initial recognition	0
Add accumulated accretion expense	12,200
Balance as of March 31, 2016	$12,200

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

The table below sets forth the assumptions for Black-Scholes valuation model on July 29, 2015 (inception) and December 31, 2015, respectively. For the period ended December 31, 2015, the Company had initial loss of $8,041 due to derivative liabilities, and decreased the derivative liability of $18,041 by $8,033, resulting in a derivative liability of $10,008 at December 31, 2015. The derivative liabilities is reclassified as additional paid in capital due to the conversion price become fixed price as of January 1, 2016.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
7/29/2015	$18,041	0.33	$0.30	$0.60	513%	0.0006
12/31/2015	$10,008	0.003	$0.038	$0.075	533%	0.0014

The Company is currently in default on Note 6 and bears default interest at ten percent per year. As of December 31, 2015, the carrying values of Note 6 were $10,000 and the debt discount was $0. The Company recorded interest expense related to Note 6 in amount of $200 and $0 during the three months ended March 31, 2016 and 2016, respectively. The accrued interest of Note 6 was $559 and $359 as of March 31, 2016 and December 31, 2015, respectively.

The Notes
Proceeds	$10,000
Less derivative liabilities on initial recognition	(10,000)
Value of the Notes on initial recognition	0
Add accumulated accretion expense	10,000
Balance as of March 31, 2016	$10,000

On February 3, 2016, the Company entered into a 15% convertible line of credit (“Note 6”) with an unrelated entity in the amount up to $50,000. On February 9, 2016, the Company received $17,500 cash for the line of credit, matured on February 9, 2017, and was unsecured. This note was convertible into Common Shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's Common stock is quoted for the last five trading days prior to the conversion date. However, the note is not converted after 6 months of the effective date of this note. And therefore, no derivative liabilities is generated as of March 31, 2016.

On March 8, 2016, the Company entered into a 15% convertible line of credit (“Note 6”) with an unrelated entity in the amount of $50,000, matured on March 8, 2018, and was unsecured. This note was convertible into Common Shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's Common stock is quoted for the last five trading days prior to the conversion date. However, the note is not converted after 6 months of the effective date of this note. And therefore, no derivative liabilities is generated as of March 31, 2016.

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company is in default on Debenture 1, and the warrants have not been exercised. The balance of Debenture 1 was $150,000 and $150,000 at March 31, 2016 and December 31, 2015, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is in default on Debenture 2. The balance of Debenture 2 was $15,000 and $15,000 at March 31, 2016 and December 31, 2015, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Period ending March 31,
2016	$262,200

8. PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for the 2015. As of March 31, 2016 and December 31, 2015, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $38,653 and $38,902, respectively.

9. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. There were no dilutive earnings per share for the three months ended March 31, 2016 and 2015 due to net loss during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended
	March 31, 2016	March 31, 2015
Numerator:
- Net loss	$(203,862)	$(124,491)

Denominator:
- Weighted average common shares outstanding	9,528,026	4,952,159

Basic loss per share	$(0.02)	$(0.03)

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

Series A Preferred Stock

As of March 31, 2016 and December 31, 2015, the Company has designated four shares of preferred stock as Series A Preferred Stock (“Series A”), with a par value of $.0001 per share, of which one share of preferred stock is issued and outstanding. Series A is authorized to have four shares which do not bear dividends and converts to common shares at four times the sum of: all shares of Common Stock issued and outstanding at time of conversion plus all shares of Series B Preferred Stock issued and outstanding at time of conversion divided by the number of issued Class A shares at the time of conversion, and have voting rights four times the sum of: all shares of Common Stock issued and outstanding at time of voting plus all shares of Series B Preferred Stocks issued and outstanding at time of voting divided by the number of Class A shares issued at the time of voting.

Series B Preferred Stock

As of March 31, 2016 and December 31, 2015, the Company has designated 5,000,000 shares of preferred stock as Series B Preferred Stock (“Series B”), with a par value $0.001 and $2.50 price per share, of which 4,978,028 and 5,270,693 shares of preferred stock are issued and outstanding, respectively. Shares of Series B are anti-dilutive to reverse splits. The conversion rate of shares of Series B, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series B shall have no voting rights. The price of each share of Series B may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares.

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

During the three months ended March 31, 2016 72,718 shares of Series “B” Preferred Stock were converted into 363,589 shares of Common Stock of the Company per the preferred shareholder’s instruction.

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

Blank Check Preferred Stock

As of March 31, 2016 and December 31, 2015, the Company has designated 100,000,000 shares of Blank Check Preferred Stock, of which 1,094,019 and 1,077,771 shares have been issued with Designations, Rights & Privileges. The following Series have been assigned from the inventory of Blank Check Preferred Shares. The amount of Blank Check Preferred Stock is 98,905,981 as of March 31, 2016.

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

There was no change in Series D Preferred Stock in the first quarter of 2016.

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

There was no change in Series E Preferred Stock in the first quarter of 2016.

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

During the three months ended March 31, 2016, 10,000 shares of Series “F” Preferred Stock were converted into 50,000 shares of Common Stock of the Company per the preferred shareholder’s instruction.

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

2016

During the three months ended March 31, 2016, the Company issued 65,000 shares of Common Stock to two investors for total cash payment of $4,000, or $0.05 per share, pursuant to the executed subscription agreements. And the Company issued 10,000 shares of Common Stock to be issued to one investor for total cash payment of $5,000, or $0.05 per share, pursuant to the executed subscription agreements.

During the three months ended March 31, 2016, the Company issued 50,000 shares of common stock, which was not issued as of December 31, 2015.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating leases of $76,500 and $65,703 for the three months ended March 31, 2016 and 2015, respectively, consisting of the followings.

	For the three months ended
	March 31, 2016	March 31, 2015

Restaurants	$35,536	$43,777
Lot	11,324	13,081
Office	29,308	7,300
Equipment Rentals	332	1,545
Total	$76,500	$65,703

12. SEGMENT REPORTING

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

	For the periods ended
	March 31, 2016	March 31, 2015
Revenues:
We Three	$40,613	$41,748
Romeo’s NY Pizza	214,593	377,120
Others	18,090	10,945
Consolidated revenues	$273,296	$429,813

Cost of Sales:
We Three	$29,970	$28,993
Romeo’s NY Pizza	106,903	272,406
Others	–	–
Consolidated cost of sales	$136,873	$301,399

Income (Loss) before taxes
We Three	$32,383	$9,286
Romeo’s NY Pizza	2,349	68,158
Others	(238,594)	(201,935)
Consolidated loss before taxes	$(203,862)	$(124,491)

	As of	As of
	March 31, 2016	December 31, 2015
Assets:
We Three	$234,982	$243,134
Romeo’s NY Pizza	99,385	76,386
Others	881,173	892,959
Combined assets	$1,215,540	$1,212,479

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below:

Stock issuance:

After March 31, 2016, the Company issued 4,033,783 shares of common stock for conversion, 1,000,000 shares of common stock for compensation, and 390,000 shares of common stock for cash.

Notes payable:

On October 25, 2016, the Company received $25,000 from the unrelated third party.

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

CDIF issued approximately 1,770,000 shares of CDIF Preferred “H” Shares as Stock Consideration in the Acquisition. Based on the price of CDIF’s Preferred “H” Class of stock on July 1st, 2016. The acquisition consideration (based on the value of $0.20 in CDIF Preferred Stock, represents approximately $354,000.00. The LLC has filed to convert to a Tennessee Corporation. An amended 8-K will be filed with audited financials by October 10th, 2016.

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated October 28, 2016, for the years ended December 31, 2015 and 2014, includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2016 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Results of Operations

For the Three Months Ended March 31, 2016 and 2015

We had revenues in the amount of $273,296 and $429,813 for the three months ended March 31, 2016 and 2015, respectively. The revenue for the three months ended March 31, 2016 is attributable to Romeo’s NY Pizza - $214,593, We Three, LLC – $40,613 and CDIF – $18,090. The revenue for the three months ended March 31, 2015 was attributable to Romeo’s NY Pizza - $377,120, We Three, LLC – $41,748 and other - $10,945.

We had costs of sales in the amount of $136,873 and $301,399 for the three months ended March 31, 2016 and 2015, respectively. The costs for the three months ended March 31, 2016 are attributable to Romeo’s NY Pizza – $106,903 and We Three, LLC – $29,970. The costs for the three months ended March 31, 2015 are attributable to Romeo’s NY Pizza – $272,406 and We Three, LLC – $28,993.

We had operating expenses of $330,833 and $255,849 for the three months ended March 31, 2016 and 2015, respectively. The increase in operating expenses in the first quarter of 2016 was primarily attributable to consulting expenses to an unrelated party of $50,000 and the expenses related to catch up the late filing.

We had a net loss of $203,862 for the three months ended March 31, 2016 compared to a net loss of $124,491 for the three months ended March 31, 2015, representing an increase of $79,371. As the operating costs increased, there was an increase in the interest expense of $1,685.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common and preferred stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2016, we had $58,748 in cash and cash equivalents and total assets amounted to $1,215,540. At December 31, 2015 we had $31,559 of cash and cash equivalents, and total assets amounted to $1,212,479, which include other assets.

Net cash used in operating activities was $23,214 for the three months ended March 31, 2016, compared to net cash of $62,771 provided by operating activities during the same period ended March 31, 2015. The negative cash flow from operating activities during the first quarter of 2016 was primarily attributable to net loss of $203,862 and the decrease in accounts payable of $11,102, partially offset by the non-cash expenses of $50,000 in lieu of a convertible note, plus the increase in accrued expenses and accrued officer’s salaries in amount of $96,268 and 31,755, respectively. Comparatively, the positive cash flow from operating activities during the first quarter of 2015 was due to the increase in accrued expenses and accrued officer’s salaries in amount of $124,716 and 60,000, respectively.

Net cash provided by investing activities was $14,245 for the three months ended March 31, 2016, compared to net cash of $44,897 used in investing activities during the same period ended March 31, 2015. The cash flows provided by investing activities during the three months ended March 31, 2016 was attributable to the proceeds from disposal of fixed assets.

Net cash provided by financing activities was $36,158 and $54,224 for the three months ended March 31, 2016 and 2015, respectively. The cash flows from financing activities during the three months ended March 31, 2016 was attributable the proceeds of $9,000 from sales of common stock and proceeds of $17,500 from convertible notes payable. The cash flows from financing activities during the three months ended March 31, 2015 was attributable to the sales of the Series B preferred stock, offset by the repayments of $61,487 to notes payable.

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

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business” of Form 10-K for the year ended December 31, 2015.

Off Balance Sheet Arrangements

As of March 31, 2016 we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended March 31, 2016.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated: December 5, 2016	CARDIFF INTERNATIONAL, INC.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman (Treasurer)

