Form 10-Q
period 2016-06-30
CARDIFF INTERNATIONAL INC
filed 2016-12-08
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [  ]          No [x]

Common Stock outstanding at June 30, 2016, 13,251,477 shares of $0.001 par value Common Stock.

FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CARDIFF INTERNATIONAL, INC.

For the Quarter ending June 30, 2016

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 and DECEMBER 31, 2015

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS

Current assets
Cash	$62,366	$31,559
Accounts receivable	54	54
Prepaid and other	27,804	21,025
Total current assets	90,224	52,638

Property and equipment, net of accumulated depreciation of $393,602 and $357,830, respectively	471,438	540,024
Land	603,000	603,000
Deposits	–	6,950
Due from related party	6,950	9,867
	$1,171,612	$1,212,479

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$18,769	$29,080
Accrued expenses	781,503	584,804
Accrued expenses - related parties	594,255	502,500
Interest payable	210,512	191,818
Accrued payroll taxes	38,641	38,902
Due to officers and shareholders	110,185	81,905
Common stock to be issued	500	5,000
Notes payable, unrelated party	61,848	60,811
Notes payable - related party	109,000	119,500
Convertible notes payable, net of debt discounts of $0 and $0, respectively	82,784	29,700
Convertible notes payable - related party	165,000	165,000
Derivative liabilities	–	13,948
Total current liabilities	2,172,997	1,822,968

Long-term liabilities
Notes payable, related party, net of current portion and discount of $0 and $0, respectively	–	–
Total liabilities	2,172,997	1,822,968

Shareholders’ equity (deficiency)
Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1	5,989	6,072
Series C preferred	–	–
Common stock; 50,000,000 shares authorized with $0.001 par value; 13,251,477 and 9,412,888 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	13,252	9,413
Additional paid-in capital	42,632,452	42,580,891
Retained deficit	(43,653,078)	(43,206,865)
Total shareholders' equity (deficiency)	(1,001,385)	(610,489)

Total liabilities and shareholders' equity (deficiency)	$1,171,612	$1,212,479

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUE
Rental income	40,360	42,743	80,973	$84,491
Sales of pizza	168,923	286,793	383,516	663,913
Other	–	–	18,090	10,100
Total revenue	209,283	329,536	482,579	758,504
COST OF SALES
Rental business	51,000	42,306	80,970	71,299
Pizza restaurants	96,254	200,888	203,157	473,293
Other	–	–	–	–
Total cost of sales	147,254	243,194	284,127	544,592

GROSS MARGIN	62,029	86,342	198,452	213,912

OPERATING EXPENSES	292,794	3,143,204	623,627	3,398,209

GAIN (LOSS) FROM OPERATIONS	(230,765)	(3,056,862)	(425,175)	(3,184,297)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	3,000	187,500	3,000	197,500
(Loss) gain on disposal of fixed asset	(2,709)	12,007	(5,151)	12,007
Amortization of debt discounts	–	(5,992)	–	(5,992)
Change in value of derivative liability	–	(9,015)	1,731	(9,015)
Interest expense	(11,877)	(7,295)	(20,618)	(14,351)

Total other income (expenses)	(11,586)	177,205	(21,038)	180,149

NET INCOME (LOSS) FOR THE PERIOD	$(242,351)	$(2,879,657)	$(446,213)	$(3,004,148)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.02)	$(0.37)	$(0.04)	$(0.47)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC AND DILUTED	11,836,014	7,778,462	10,682,020	6,373,118

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	For The Six Months Ended
	June 30, 2016	June 30, 2015
Net (loss) from continuing operations	$(446,213)	$(3,004,148)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	35,772	33,622
Loss (gain) from disposal of fixed assets	5,151	(12,007)
Gain from debt forgiveness	(3,000)	(187,500)
Amortization of loan discount	–	5,992
Change in value of derivative liability	(1,731)	9,015
Stock based compensation	–	2,796,000
Convertible note issued for services rendered	50,000	–
(Increase) decrease in:
Accounts receivable	–	3,202
Deposits	6,950	2,775
Prepaids and other	(6,779)	5,535
Increase (decrease) in:
Accounts payable	(10,311)	(56,414)
Accrued expenses	196,699	220,421
Interest payable	18,694	14,327
Accrued payroll taxes	(261)	1,052
Accrued officers' salaries	91,755	120,000

Net cash used in operating activities	(63,274)	(48,128)

INVESTING ACTIVITIES
Disposal of fixed assets	31,637	30,902
Purchase of fixed assets	(3,974)	(57,189)

Net cash used in investing activities	27,663	(26,287)

FINANCING ACTIVITIES
Due from / to related party	31,197	11,759
Proceeds from sales of stock	24,000	132,500
(Repayments to) proceeds from notes payable - related party	(10,500)	–
Proceeds from convertible notes payable	20,684	12,200
Proceeds from (repayments to) notes payable	1,037	(66,296)

Net cash provided by financing activities	66,418	90,163

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,807	15,748

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,559	46,311

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,366	$62,059

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock to be issued	$500	$–
Common stock issued upon conversion of notes payable	$14,600	$–

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

Edge View Properties, Inc acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and, as such, has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of June 30, 2016, the Company had shareholders’ deficit of $1,001,385. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

2. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of June 30, 2016 and December 31, 2015 was $471,438 and $540,024, respectively, consisting of the following:

	June 30, 2016	December 31, 2015

Furniture, fixture and equipment	$265,856	$261,882
Leasehold improvements	599,184	635,972
	881,167	897,854
Less: accumulated depreciation	(393,602)	(357,830)
Plant and equipment, net	$471,438	$540,024

During the six months ended June 30, 2016 and 2015, depreciation expense was $35,772 and $33,622, respectively.

During the six months ended June 30, 2016, the Company disposed fixed asset for cash payment of $31,637, resulting in loss of $5,151 from disposal of fixed assets. And the Company purchases a Vehicle for $3,974.

During the six months ended June 30, 2015, the Company disposed 2 smart cars for cash payment of $30,902, resulting in gain of $12,007 from disposal of fixed assets.

3. LAND

As of June 30, 2016 and December 31, 2015, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. Based on the price of $2.50 per share, the acquisition consideration represents a $603,000 valuation. The land is currently vacant and is expected to be developed into residential community. The value of the land is not subject to be depreciated.

4. ACCRUED EXPENSES

As of June 30, 2016 and December 31, 2015, the Company had accrued expenses of $1,375,759 and $1,087,304, respectively, consisted of the following:

	June 30, 2016	December 31, 2015

Accrued salaries	$781,503	$584,804
Accrued expenses - other	594,255	502,500
Total	$1,375,758	$1,087,304

5. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of June 30, 2016 and December 31, 2015, the Company had $110,815 and $81,905 due to related party.

In addition, the Company has an employment agreement, renewed May 15, 2014, with Daniel Thompson whereby the Company changed Daniel Thompson’s compensation to $20,000 per month from $25,000. Accordingly, a total salary of $120,000 and $240,000 were accrued and reflected as an expense to Daniel Thompson during the period ended June 30, 2016 and December 31, 2015, respectively. The accrued salaries payable to Daniel Thompson was $594,255 and $502,500 as of June 30, 2016 and December 31, 2015, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month. A total salary of $90,000 and $180,000 were accrued and reflected as an expense during period ended June 30, 2016 and the year ended December 31, 2015. The total balance due to Mr. Levy for accrued salaries at June 30, 2016 and December 31, 2015 were $270,000 and $180,000.

The Company had an employment agreement with the Chief Executive Officer, Mr. Cunningham, whereby the Company provided for compensation of $15,000 per month. A total salary of $90,000 and $180,000 were accrued and reflected as an expense during the year ended December 31, 2015. The total balance due to Mr. Cunningham for accrued salaries at June 30, 2016 and December 31, 2015 were $270,000 and $180,000.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see above; Footnote 6, Notes Payable – Related Party; and Footnote 7, Convertible Notes Payable – Related Party).

6. NOTES PAYABLE

Notes payable at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
Notes Payable – Unrelated Party	$61,848	$60,811
Notes Payable – Related Party	109,000	119,500
Discount on notes	–	–
Total	$170,848	$180,311
Current portion	(170,848)	(180,311)
Long-term portion	$–	$–

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. As of December 31, 2012, the warrants had not been exercised. As of June 30, 2016, the Company is in default on this debenture. The balance of the note was $10,989 and $10,989 at June 30, 2016 and December 31, 2015, respectively.

The balance of $50,859 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at June 30, 2016 and December 31, 2015, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at June 30, 2016 and December 31, 2015, respectively.

During the first quarter of 2016, the Company entered into a Promissory Note agreement (“Note 3”) with a related party for $9,000. Note 3 bears interest at 0% and is due on demand. The balance of Note 3, was $9,000 and $0 at June 30, 2016 and December 31, 2015, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2016	170,848
2017	0
2018	0
2019	0
2020	0
Total	$170,848

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

Convertible notes at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015

Convertible Notes Payable – Unrelated Party	$82,784	$29,700
Convertible Notes Payable – Related Party	165,000	165,000
Discount on notes	–	–
Total - Current	$247,784	$194,700

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 4”) in the amount of $9,000. Note 4 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 4 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is currently in default on Note 4. On August 17, 2015, a portion of principal of $1,500 was converted into 300,000 shares of Common Stock of the Company upon the request of the holder. During the period ended June 30, 2016, the note holder converted $1,216 principal and $1,084 accrued interest payable into 460,000 shares of common stock at a conversion price of $0.005 per share. And $3,000 of principal is forgiven by the note holder. The balance of the note was $3,284 and $9,000 at June 30, 2016 and December 31, 2015, respectively.

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

The table below sets forth the assumptions for Black-Scholes valuation model on May 6, 2015 (inception) and December 31, 2015, March 8, 2016, respectively. For the period ended June 30, 2016, December 31, 2015, and the Company had initial loss of $10,295 due to derivative liabilities, and decreased the derivative liability of $22,495 by $8,547, resulting in a derivative liability of $12,217 and $13,948 at March 8, 2016 and December 31, 2015. On March 8, 2016, the converted note agreement was amended and therefore the conversion price becomes $0.005. And the derivative liabilities of $12,217 was reclassified as additional capital as a result of the addendum.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
5/6/2015	$22,495	0.33	$0.83	$1.69	507%	0.0002
12/31/2015	$13,948	0.003	$0.04	$0.08	533%	0.0014
3/8/2016	$12,217	0.003	$0.03	$0.05	569%	0.0027

The Company is currently in default on Note 5. During the period ended June 30, 2016, the note holders converted $10,200 unpaid principal and $840 accrued interest payable into 2,208,000 shares of common stock at a conversion price of $0.005 per share. As of June 30, 2016 and December 31, 2015, the carrying values of Note 5 were $2,000 and $12,200 and the debt discount was $0 and $0, respectively. The Company recorded interest expense related to Note 5 in amount of $355 and $0 during the period ended June 30, 2016 and 2015, respectively. The accrued interest of Note 5 was $314 and $799 as of June 30, 2016 and December 31, 2015, respectively.

The Notes
Proceeds	$12,200
Less derivative liabilities on initial recognition	(12,200)
Value of the Notes on initial recognition	–
Add accumulated accretion expense	12,200
Conversion during period ended June 30, 2016	(10,200)
Balance as of June 30, 2016	$2,000

On July 29, 2015, the Company entered into an 8% convertible promissory note (“Note 6”) with an unrelated entity in the amount of $10,000. Note 6 bore interest at eight percent per year, matured on November 26, 2015, and was unsecured. Note 6 was convertible into Common Shares of the Company at the conversion ratio of 50% discount to market at the conversion date. However, if the closing bid price of the Company’s Common Shares falls below $0.10 per share, the conversion price will be changed to $0.01 per share and remain intact from that point forward. Since the Company’s common stock was $0.075 per share at December 31, 2015, the conversion feature contained in Note 6 no longer meets the requirements for liability classification under ASC 815. As a result, the embedded derivative liability of $10,008 at December 31, 2015 was reclassified as additional paid-in capital.

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

The Company is currently in default on Note 6 and bears default interest at ten percent per year. As of December 31, 2015, the carrying values of Note 6 were $10,000 and the debt discount was $0. The Company recorded interest expense related to Note 6 in amount of $500 and $0 during the three months ended June 30, 2016 and 2016, respectively. The accrued interest of Note 6 was $809 and $359 as of June 30, 2016 and December 31, 2015, respectively.

The Notes
Proceeds	$10,000
Less derivative liabilities on initial recognition	(10,000)
Value of the Notes on initial recognition	0
Add accumulated accretion expense	10,000
Balance as of June 30, 2016	$10,000

On February 3, 2016, the Company entered into a 15% convertible line of credit (“Note 7”) with an unrelated entity in the amount up to $50,000. On February 9, 2016, the Company received $17,500 cash for the line of credit, matured on February 9, 2017, and was unsecured. This note was convertible into Common Shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's Common stock is quoted for the last five trading days prior to the conversion date. However, the note is not converted after 6 months of the effective date of this note. And therefore, no derivative liability is generated as of June 30, 2016.

On March 8, 2016, the Company entered into a 15% convertible line of credit (“Note 8”) with an unrelated entity in the amount of $50,000, matured on March 8, 2018, and was unsecured. This note was convertible into Common Shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's Common stock is quoted for the last five trading days prior to the conversion date. However, the note is not converted after 6 months of the effective date of this note. And therefore, no derivative liabilities is generated as of June 30, 2016.

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company is in default on Debenture 1, and the warrants have not been exercised. The balance of Debenture 1 was $150,000 and $150,000 at June 30, 2016 and December 31, 2015, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is in default on Debenture 2. The balance of Debenture 2 was $15,000 and $15,000 at June 30, 2016 and December 31, 2015, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2016	$247,784

8. PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for the 2015. As of June 30, 2016 and December 31, 2015, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $38,641 and $38,902, respectively.

9. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. There were no dilutive earnings per share for the three months ended June 30, 2016 and 2015, and the six months ended June 30, 2016 and 2015, due to net loss during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended
	June 30, 2016	June 30, 2015
Numerator:
- Net loss	$(242,351)	$(2,879,657)

Denominator:
- Weighted average common shares outstanding	11,836,014	7,778,462

Basic loss per share	$(0.02)	$(0.37)

	For the six months ended
	June 30, 2016	June 30, 2015
Numerator:
- Net loss	$(446,213)	$(3,004,148)

Denominator:
- Weighted average common shares outstanding	10,682,020	6,373,118

Basic loss per share	$(0.04)	$(0.47)

10. CAPITAL STOCK

Series B Preferred Stock

During the six months ended June 30, 2016 72,718 shares of Series “B” Preferred Stock were converted into 363,589 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Series F Preferred Stock

During the period ended June 30, 2016, 10,000 shares of Series “F” Preferred Stock were converted into 50,000 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Common Stock

During the six months ended June 30, 2016, the Company issued total 415,000 shares of Common Stock to investors for total cash payment of $24,000, or $0.05 per share, pursuant to the executed subscription agreements.

During the six months ended June 30, 2016, the Company issued 2,920,000 shares of common stock for the conversion of $14,600 of unpaid convertible notes principal and accrued interest payable at a price of $0.005 per share.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating leases of $72,120 and $66,266 for the three months ended June 30, 2016 and 2015, respectively, consisting of the followings.

	For the three months ended
	June 30, 2016	June 30, 2015

Restaurants	$36,732	$43,020
Lot	18,657	14,542
Office	16,731	7,600
Equipment Rentals	–	1,104
Total	$72,120	$66,266

The Company had operating leases of $148,620 and $131,969 for the six months ended June 30, 2016 and 2015, respectively, consisting of the followings.

	For the six months ended
	June 30, 2016	June 30, 2015

Restaurants	$72,268	$86,797
Lot	29,981	27,623
Office	46,039	14,900
Equipment Rentals	332	2,649
Total	$148,620	$131,969

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

	For the three months ended
	June 30, 2016	June 30, 2015
Revenues:
We Three	$40,360	$42,743
Romeo’s NY Pizza	168,923	286,793
Others	–	–
Consolidated revenues	$209,283	$329,536

Cost of Sales:
We Three	$51,000	$42,306
Romeo’s NY Pizza	96,254	200,888
Others	–	–
Consolidated cost of sales	$147,254	$243,194

Income (Loss) before taxes
We Three	$(50,695)	$(7,146)
Romeo’s NY Pizza	40,371	(17,561)
Others	(232,027)	(2,854,950)
Consolidated loss before taxes	$(242,351)	$(2,879,657)

	For the six months ended
	June 30, 2016	June 30, 2015
Revenues:
We Three	$80,973	$84,491
Romeo’s NY Pizza	383,516	663,913
Others	18,090	10,100
Consolidated revenues	$482,579	$758,504

Cost of Sales:
We Three	$80,970	$71,299
Romeo’s NY Pizza	203,157	473,293
Others	–	–
Consolidated cost of sales	$284,127	$544,592

Income (Loss) before taxes
We Three	$(18,312)	$2,140
Romeo’s NY Pizza	42,720	50,597
Others	(470,621)	(3,056,885)
Consolidated loss before taxes	$(446,213)	$(3,004,148)

	As of	As of
	June 30, 2016	December 31, 2015
Assets:
We Three	$91,214	$243,134
Romeo’s NY Pizza	214,322	76,386
Others	866,076	892,959
Combined assets	$1,171,612	$1,212,479

13. MATERIAL ACQUISITION

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

As of June 30, 2016, the shares are not issued.

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

As of June 30, 2016, the shares are not issued.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2016 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below:

Stock issuance:

After June 30, the Company issued 753,000 shares of common stock for conversion, 1,000,000 shares of common stock for compensation, and 1,360,783 shares of common stock for cash.

Notes payable:

On October 25, 2016, the Company received $25,000 from the unrelated third party

First Acquisition:

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

CDIF issued approximately 1,440,000 shares of CDIF Preferred “H” Shares as Stock Consideration in the Acquisition. Based on the price of CDIF’s Preferred “H” Class of stock on July 1st, 2016. The acquisition consideration (based on the value of $0.20 in CDIF Preferred Stock, represents approximately $288,000.00. The LLC has filed to convert to a Georgia Corporation. An amended 8K will be filed with audited financials by December 15, 2016.

Second Acquisition:

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

CDIF issued approximately 1,206,870 shares of CDIF Preferred “H” Shares as Stock Consideration in the Acquisition. Based on the price of CDIF’s Preferred “H” Class of stock on July 1st, 2016. The acquisition consideration (based on the value of $0.20 in CDIF Preferred Stock, represents approximately $241,374.00. The LLC has filed to convert to a Tennessee Corporation. An amended 8K will be filed with audited financials by December 15, 2016.

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

CDIF issued approximately 1,770,000 shares of CDIF Preferred “H” Shares as Stock Consideration in the Acquisition. Based on the price of CDIF’s Preferred “H” Class of stock on July 1st, 2016. The acquisition consideration (based on the value of $0.20 in CDIF Preferred Stock, represents approximately $354,000.00. The LLC has filed to convert to a Tennessee Corporation. An amended 8K will be filed with audited financials by December 15, 2016.

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated October 28, 2016, for the years ended December 31, 2015 and 2014 includes a going concern qualification which states that our significant recurring operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2015 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Results of Operations

We had revenues in the amount of $209,283 and $482,579 for the three and six months ended June 30, 2016, respectively, compared to revenues of $329,536 and $758,504 for the three and six months ended June 30, 2015, respectively. The revenue for the three months ended June 30, 2016 is attributable to Romeo’s NY Pizza - $168,923, We Three, LLC – $40,360. The revenue for the six months ended June 30, 2016 is attributable to Romeo’s NY Pizza - $383,516, We Three, LLC – $80,973 and Other - $18,090. The revenue for the three months ended June 30, 2015 is attributable to Romeo’s NY Pizza - $286,793, We Three, LLC – $42,743. The revenue for the six months ended June 30, 2015 is attributable to Romeo’s NY Pizza - $663,913, We Three, LLC – $84,491 and Other - $10,100. Our revenues from rental income during the three and six months ended June 30, 2016 were about the same as the comparable periods in 2015. The decrease in revenues from sales of pizza during this reporting period were attributable to the decrease in number of stores. We have one pizza store open in 2016.

We had costs of sales in the amount of $147,254 and $284,127 for the three and six months ended June 30, 2016, respectively. Comparatively, we had costs of sales in the amount of $243,194 and $544,592 for the three and six months ended June 30, 2015, respectively. The costs for the three months ended June 30, 2016 are attributable to Romeo’s NY Pizza – $96,254 and We Three, LLC – $51,000. The costs for the six months ended June 30, 2016 are attributable to Romeo’s NY Pizza – $203,157 and We Three, LLC – $80,970. The costs for the three months ended June 30, 2015 are attributable to Romeo’s NY Pizza – $200,888 and We Three, LLC – $42,306. The costs for the six months ended June 30, 2015 are attributable to Romeo’s NY Pizza – $473,293 and We Three, LLC – $71,299. Our cost related to the rental business during the three and six months ended June 30, 2016 were about the same as the comparable periods in 2015. The decrease in cost of pizza sales during this reporting period were attributable to the decrease in number of stores. We have one pizza store open in 2016.

We had operating expenses of $292,794 and $623,627 for the three and six months ended June 30, 2016, respectively, compared to operating expenses of $3,143,204 and $3,398,209 for the three and six months ended June 30, 2015, respectively. The significant decrease in operating expenses in 2016 was primarily due to no stock issuance for services in this reporting period. Comparatively, there was issuance of 1,650,000 shares of common stock in 2015 to 4 consultants for marketing, management and financial strategies, resulting in non-cash stock based compensation of $2,796,000 during the six months ended June 30, 2015.

We had a net loss of $242,351 and $446,213 for the three and six months ended June 30, 2016, respectively, compared to a net loss of $2,879,657 and $3,004,148 for the three and six months ended June 30, 2015, respectively, representing a decrease by $2,637,306 and $2,557,935, respectively, in 2016.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2016, we had $62,366 in cash and cash equivalents and total assets amounted to $1,171,612. At December 31, 2015 we had $31,559 of cash and cash equivalents, and total assets amounted to $1,212,479, which include other assets.

Net cash used in operating activities was $63,274 and $48,128 for the six months ended June 30, 2016 and 2015, respectively. The negative cash flow from operating activities during the six months ended June 30, 2016 was attributable to the net loss of $446,213, partially offset by non-cash expenses of $50,000 in lieu of convertible promissory note, and the increase in accrued expenses by $196,699 in the current period. The negative cash flow from operating activities during the six months ended June 30, 2015 was attributable to the net loss offset by non-cash stock compensation of $2,796,000 and the increase in accrued expenses by $220,421 in 2015.

Net cash provided by investing activities was $27,663 for the six months ended June 30, 2016, compared to net cash of $26,287 used in investing activities for the six months ended June 30, 2015. We had cash of $31,637 from disposal of fixed assets in 2016, which was $30,902 during the same period in 2015. We purchased fixed assets of $3,974 in this reporting period, which was $57,189 during the same period in 2015 for mobile home lease business.

Net cash provided by financing activities was $66,418 and $90,163 for six months ended June 30, 2016 and 2015, respectively. The cash flows from financing activities during the six months ended June 30, 2016 were attributable to proceeds of $24,000 from sales of stock and proceeds of $20,684 from convertible notes payable, which was $132,500 and $12,200, respectively, in 2015. Additionally, we had cash of $31,197 due to related party in this reporting period, which was $11,759 in 2015.

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

Off Balance Sheet Arrangements

As of June 30, 2016, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three and six months ended June 30, 2016.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

