Form 10-Q
period 2016-09-30
CARDIFF INTERNATIONAL INC
filed 2016-12-20
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [_]          No [x]

Common Stock outstanding at September 30, 2016, 15,365,260 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CARDIFF INTERNATIONAL, INC.

For the Quarter ending September 30, 2016

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS

Current assets
Cash	$91,459	$31,559
Accounts receivable	122,868	54
Inventory	34,024	–
Prepaid and other	35,438	21,025
Total current assets	283,789	52,638

Property and equipment, net of accumulated depreciation of $753,205 and $357,830, respectively	827,355	540,024
Land	603,000	603,000
Investment in Territory	24,105	–
Deposits	6,950	6,950
Due from related party	10,622	9,867
Goodwill	959,949	–
Total assets	$2,715,770	$1,212,479

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$136,575	$29,080
Accrued expenses	906,504	584,804
Accrued expenses - related parties	707,750	502,500
Interest payable	218,879	191,818
Accrued payroll taxes	40,384	38,902
Due to officers and shareholders	465,942	81,905
Common stock to be issued	500	5,000
Series H preferred shares to be issued	728,907	–
Notes payable, unrelated party	307,023	60,811
Notes payable - related party	144,946	119,500
Convertible notes payable, net of debt discounts of $56,443 and $0, respectively	103,842	29,700
Convertible notes payable - related party	165,000	165,000
Derivative liabilities	–	13,948
Tax payable	22,045	–
Total current liabilities	3,948,297	1,822,968

Long-term liabilities
Notes payable, related party, net of current portion and discount of $0 and $0, respectively	–	–
Total liabilities	3,948,297	1,822,968

Shareholders' equity (deficiency)
Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1	5,989	6,072
Series C preferred	–	–
Common stock; 200,000,000 shares authorized with $0.001 par value; 15,365,260 and 9,412,888 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	15,365	9,413
Additional paid-in capital	42,986,270	42,580,891
Retained deficit	(44,240,151)	(43,206,865)
Total shareholders' equity (deficiency)	(1,232,527)	(610,489)

Total liabilities and shareholders' equity (deficiency)	$2,715,770	$1,212,479

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUE
Rental income	$35,770	$43,962	$116,743	$128,453
Sales of pizza	82,911	271,209	466,427	935,122
Sales of ice cream	185,489	–	185,489	–
Other	74,338	–	92,428	10,100
Total revenue	378,508	315,171	861,087	1,073,675

COST OF SALES
Rental business	34,880	31,975	115,850	103,274
Pizza restaurants	104,680	192,533	307,837	665,826
Ice cream stores	141,861	–	141,861	–
Other	–	–	–	–
Total cost of sales	281,421	224,508	565,548	769,100

GROSS MARGIN	97,087	90,663	295,539	304,575

OPERATING EXPENSES	661,219	513,884	1,284,846	3,912,093

GAIN (LOSS) FROM OPERATIONS	(564,132)	(423,221)	(989,307)	(3,607,518)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	–	–	3,000	197,500
(Loss) gain on disposal of fixed asset	–	–	(5,151)	12,007
Amortization of debt discounts	(11,057)	(11,458)	(11,057)	(17,450)
Change in value of derivative liability	–	3,187	1,731	(5,828)
Interest expense	(11,884)	(8,231)	(32,502)	(22,582)
Total other income (expenses)	(22,941)	(16,502)	(43,979)	163,647

NET INCOME (LOSS) FOR THE PERIOD	$(587,073)	$(439,723)	$(1,033,286)	$(3,443,871)

INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.04)	$(0.05)	$(0.09)	$(0.49)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	14,414,566	8,418,484	12,080,973	7,062,399

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For The Nine Months Ended
	September 30, 2016	September 30, 2015
Net (loss) from continuing operations	$(1,033,286)	$(3,443,871)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	85,513	50,025
Loss (gain) from disposal of fixed assets	5,151	(12,007)
Gain from debt forgiveness	(3,000)	(187,500)
Amortization of loan discount	11,057	17,450
Change in value of derivative liability	(1,731)	5,828
Stock based compensation	234,667	3,005,800
Convertible note issued for services rendered	132,000	–
(Increase) decrease in:
Accounts receivable	(10,223)	(775)
Deposits	–	2,775
Prepaids and other	(10,832)	2,762
Increase (decrease) in:
Accounts payable	(4,944)	(55,862)
Accrued expenses	293,968	308,824
Interest payable	29,511	22,144
Taxes payable	22,045
Accrued payroll taxes	(3,629)	457
Accrued officers' salaries	180,000	180,000
Net cash used in operating activities	(73,733)	(103,950)

INVESTING ACTIVITIES
Disposal of fixed assets	31,637	30,902
Purchase of fixed assets	(20,002)	(90,263)
Net cash provided by (used in) investing activities	11,635	(59,361)

FINANCING ACTIVITIES
Due from / to related party	14,867	3,810
Proceeds from sales of stock	74,000	152,500
(Repayments to) proceeds from notes payable - related party	(10,625)	19,500
Proceeds from convertible notes payable	17,500	22,200
(Repayments to) notes payable	(14,017)	(69,262)
Net cash provided by financing activities	81,725	128,748

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,627	(34,563)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,832	46,311

CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,459	$11,748

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock to be issued	$500	$–
Common stock issued upon conversion of notes payable	$18,365	$1,500
Debt discounts due to BCF	$67,500	$–

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

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff International, Inc. (“Cardiff” or the “Company”), a publicly held corporation. In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to the Company’s shareholders. The reason for this strategy was to protect the Company’s shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, the Company had negated more than 90% of all its debt; by September 30, 2016, the Company had completed the acquisition of six businesses: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. In addition, there are two acquisitions: Titancare, LLC and York County In Home Care, Inc., pending as of the date of this report.

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

We Three, LLC (Affordable Housing Initiative) acquired on May 15, 2014;

Romeo’s NY Pizza acquired on June 30, 2014;

Edge View Properties, Inc acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and, as such, has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of September 30, 2016, the Company had shareholders’ deficit of $1,232,527 and accumulated deficit of $44,240,151. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2016-19, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

2. ACQUISITIONS

On August 10, 2016, the Company completed the acquisitions of FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. (collectively referred to as “Repicci’s Group”). Pursuant to the acquisition agreement, the Company agreed to issue 4,859,379 shares of Series H Preferred Stock as consideration for the acquisition of Repicci’s Group. The combined book value of Repicci’s Group was $(231,042) as set forth below. Based on the price of $.15 per share for the Series H Preferred Stock, which was determined by the market price of common stock at $.12 per share on the acquisition date multiplied by the conversion ratio of 1:1.25, the fair value of the stock issuance of Series H Preferred Stock was $728,907, resulting in the goodwill of $959,949. The 4,859,379 shares of Series H Preferred Stock were issued subsequently to the date of this report. Accordingly, the Company recorded Series H Preferred Stock to be issued of $728,907 in the consolidated balance sheet as of September 30, 2016.

Fair Value
Cash	$40,273
Accounts receivable	112,591
Inventory	34,024
Other assets	38,566
Property and equipment	389,373
Goodwill	959,949
Liabilities	(467,832)
Notes payable – related parties	(378,037)
Total	$728,907

Repicci’s Group offers franchisees for the operation of “Repicci’s Italian Ice” franchises. These franchised stores specialize in the distribution of nonfat frozen confections. The results of the operations for Repicci’s Group have been included in the consolidated financial statements since the date of the acquisitions (August 10, 2016). The following table presents the unaudited pro forma results of continuing operations for the nine months ended September 30, 2016 and for the year ended December 31, 2015, as if the acquisitions had been consummated at the beginning of the period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future.

CARDIFF INTERNATIONAL, INC.

Pro Forma Condensed Combined Statement of Operations

For the nine months ended September 30, 2016

	CDIF and subsidiaries	F.D.R Enterprises	Refreshment Concept LLC	Repicci’s Franchise Group	Pro forma adjustment	Pro forma combined total

REVENUE
Rental income	$116,742	$–	$–	$–	$–	$116,742
Sales of pizza	466,427	–	–	–	–	466,427
Sales of ice cream	–	269,793	388,774	242,968	–	901,535
Other	92,428	–	–	–	–	92,428
Total revenue	675,597	269,793	388,774	242,968	–	1,577,132

COST OF SALES
Rental business	115,850	–	–	–	–	115,850
Pizza restaurants	307,837	–	–	–	–	307,837
Ice cream stores	–	220,680	363,868	140,213	–	724,761
Other	–	–	–	–	–	–
Total cost of sales	423,687	220,680	363,868	140,213	–	1,148,448

GROSS MARGIN	251,910	49,113	24,906	102,755	–	428,684

OPERATING EXPENSES	1,211,817	63,504	60,766	41,902	–	1,377,989

GAIN (LOSS) FROM OPERATIONS	(959,907)	(14,391)	(35,860)	60,853	–	(949,305)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	3,000	–	–	–	–	3,000
(Loss) gain on disposal of fixed asset	(5,151)	–	–	–	–	(5,151)
Amortization of debt discounts	(11,057)	–	–	–	–	(11,057)
Change in value of derivative liability	1,731	–	–	–	–	1,731
Interest expense	(31,961)	(91)	(2,247)	(806)		(35,105)
Total other income (expenses)	(43,438)	(91)	(2,247)	(806)	–	(46,582)

NET INCOME (LOSS) FOR THE PERIOD	(1,003,345)	(14,482)	(38,107)	60,147	–	(995,887)

INCOME (LOSS) PER COMMON SHARE
- Basic	$(0.08)	**	**	**	$–	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
- Basic						12,080,973

** Less than $.01

CARDIFF INTERNATIONAL, INC.

Pro Forma Condensed Combined Statement of Operations

For the year ended December 31, 2016

	CDIF and subsidiaries	F.D.R Enterprises	Refreshment Concept LLC	Repicci’s Franchise Group	Pro forma adjustment	Pro forma combined total

REVENUE
Rental income	$168,621	$–	$–	$–	$–	$168,621
Sales of pizza	1,210,880	–	–	–	–	1,210,880
Sales of ice cream	–	254,476	466,364	392,590	–	1,113,430
Other	10,100	–	–	–	–	10,100
Total revenue	1,389,601	254,476	466,364	392,590	–	2,503,031

COST OF SALES
Rental business	134,912	–	–	–	–	134,912
Pizza restaurants	862,818	–	–	–	–	862,818
Ice cream stores	–	180,301	420,667	261,526	–	862,494
Other	–	–	–	–	–	–
Total cost of sales	997,730	180,301	420,667	261,526	–	1,860,224

GROSS MARGIN	391,871	74,175	45,697	131,064	–	642,807

OPERATING EXPENSES	4,302,247	59,232	91,101	111,996	–	4,564,576

GAIN (LOSS) FROM OPERATIONS	(3,910,376)	14,943	(45,404)	19,068	–	(3,921,769)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	10,000	–	–	–	–	10,000
(Loss) gain on disposal of fixed asset	12,007	–	–	–	–	12,007
Amortization of debt discounts	(22,200)	–	–	–	–	(22,200)
Change in value of derivative liability	(1,756)	–	–	–	–	(1,756)
Interest expense	(32,096)	(461)	(14,673)	(2,288)		(49,518)
Total other income (expenses)	(34,045)	(461)	(14,673)	(2,288)	–	(51,467)

NET INCOME (LOSS) FOR THE PERIOD	(3,944,421)	14,482	(60,077)	16,780	–	(3,973,236)

INCOME (LOSS) PER COMMON SHARE
- Basic	$(0.52)	**	$(0.01)	**	$–	$(0.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
- Basic						7,644,291

** Less than $.01

3. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of September 30, 2016 and December 31, 2015 was $827,355 and $540,024, respectively, consisting of the following:

	September 30, 2016	December 31, 2015

Furniture, fixture and equipment	922,713	261,882
Leasehold improvements	657,847	635,972
	1,580,560	897,854
Less: accumulated depreciation and amortization	(753,205)	(357,830)
Plant and equipment, net	827,355	540,024

During the nine months ended September 30, 2016 and 2015, depreciation expense was $85,513 and $50,025, respectively.

During the nine months ended September 30, 2016, the Company disposed fixed asset for cash payment of $31,637, resulting in loss of $5,151 from disposal of fixed assets. And the Company purchased a vehicle for $3,974 and other fixed assets for $16,028.

During the nine months ended September 30, 2015, the Company disposed 2 smart cars for cash payment of $30,902, resulting in gain of $12,007 from disposal of fixed assets.

4. LAND

As of September 30, 2016 and December 31, 2015, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. Based on the price of $2.50 per share, the acquisition consideration represents a $603,000 valuation. The land is currently vacant and is expected to be developed into residential community. The value of the land is not subject to be depreciated.

5. ACCRUED EXPENSES

As of September 30, 2016 and December 31, 2015, the Company had accrued expenses of $1,614,254 and $1,087,304, respectively, consisted of the following:

	September 30, 2016	December 31, 2015

Accrued salaries	639,395	364,835
Accrued salaries – related party	682,500	502,500
Lease payable – related party	25,250	–
Accrued expenses - other	267,109	219,969
Total	1,614,254	1,087,304

6. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of September 30, 2016 and December 31, 2015, the Company had $87,905 and $81,905 due to Daniel Thompson.

Refreshment Concepts, LLC leases its premises from its prior owner under a month-to-month lease at the rate of $1,500 per month. As of September 30, 2016, the Company had lease payable of $25,250 to the related party.

As of September 30, 2016, the Company also had $378,037 due to the prior owner of Refreshment Concepts LLC, which was planned to be paid off by the issuance of common shares of the Company at the price of $.20 per share.

In addition, the Company has an employment agreement, renewed May 15, 2014, with Daniel Thompson whereby the Company changed Daniel Thompson’s compensation to $20,000 per month from $25,000. Accordingly, a total salary of $180,000 and $180,000 were accrued and reflected as an expense to Daniel Thompson during the period ended September 30, 2016 and 2015, respectively. The accrued salaries payable to Daniel Thompson was $682,500 and $502,500 as of September 30, 2016 and December 31, 2015, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month. A total salary of $135,000 and $135,000 were accrued and reflected as an expense during the period ended September 30, 2016 and 2015, respectively. The total balance due to Mr. Levy for accrued salaries at September 30, 2016 and December 31, 2015 were $315,000 and $180,000, respectively.

The Company had an employment agreement with the Chief Executive Officer, Mr. Cunningham, whereby the Company provided for compensation of $15,000 per month. A total salary of $135,000 and $135,000 were accrued and reflected as an expense during the period ended September 30, 2016 and 2015, respectively. The total balance due to Mr. Cunningham for accrued salaries at September 30, 2016 and December 31, 2015 were $315,000 and $180,000, respectively.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see above; Footnote 7, Notes Payable – Related Party; and Footnote 8, Convertible Notes Payable – Related Party).

7. NOTES PAYABLE

Notes payable at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
Notes Payable – Unrelated Party	$307,023	$60,811
Notes Payable – Related Party	144,946	119,500
Discount on notes	–	–
Total	$451,969	$180,311
Current portion	(451,969)	(180,311)
Long-term portion	$–	$–

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. As of December 31, 2012, the warrants had not been exercised. As of September 30, 2016, the Company is in default on this debenture. The balance of the note was $10,989 and $10,989 at September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, the Company had lease payable of $198,440 in connection with 2 capital leases on 2 Mercedes Sprinter Vans for the ice cream section. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time.

The balance of $97,774 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants and for daily operations.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at September 30, 2016 and December 31, 2015, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at September 30, 2016 and December 31, 2015, respectively.

On August 4, 2015, the Company entered into a Promissory Note agreement (“Note 3”) with a related party for $19,500. Note 3 bears interest at 6% per year and matures on December 31, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. The Company repaid $10,500 to the related party during the nine months ended September 30, 2016, therefore, the balance of Note 3 was $9,000 at September 30, 2016.

As of September 30, 2016, the Company also had note payable of $35,946 to the prior owner of Repicci’s Group, which was planned to be paid off by the issuance of common shares of the Company at the price of $.20 per share.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2016	$451,969
2017	0
2018	0
2019	0
2020	0
Total	$451,969

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

Convertible notes at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015

Convertible Notes Payable – Unrelated Party	$160,285	$29,700
Convertible Notes Payable – Related Party	165,000	165,000
Discount on notes	(56,443)	–
Total - Current	$268,842	$194,700

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 4”) in the amount of $9,000. Note 4 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 4 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is currently in default on Note 4. On August 17, 2015, a portion of principal of $1,500 was converted into 300,000 shares of Common Stock of the Company upon the request of the holder. During the period ended September 30, 2016, the note holder converted $3,715 principal and $1,310 accrued interest payable into 1,005,000 shares of common stock at a conversion price of $0.005 per share. And $3,000 of principal is forgiven by the note holder. In addition, the Company agreed to reimburse the holder’s certificate processing cost by adding $1,000 to the principal for each note conversion pursuant to an addendum, dated February 3, 2016. The balance of the note was $2,785 and $7,500 at September 30, 2016 and December 31, 2015, respectively.

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

Accordingly, Note 5 has been evaluated with respect to the terms and conditions of the conversion features contained in Note 5 to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in Note 5 for $12,200 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes valuation model at the inception date of Note 5 and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. On March 8, 2016, the Company entered into an addendum to Note 5 to change the conversion price to $0.005 per share. As a result, the embedded derivative liability of $12,217 at March 8, 2016 was reclassified as additional paid-in capital.

The table below sets forth the assumptions for Black-Scholes valuation model on May 6, 2015 (inception) and December 31, 2015, and March 8, 2016, respectively. For the period ended September 30, 2016, the Company decreased the derivative liability of $13,948 at December 31, 2015 by $1,731, resulting in a derivative liability of $12,217 at March 8, 2016.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
5/6/2015	$22,495	0.33	$0.83	$1.69	507%	0.0002
12/31/2015	$13,948	0.003	$0.04	$0.08	533%	0.0014
3/8/2016	$12,217	0.003	$0.03	$0.05	569%	0.0027

The Company is currently in default on Note 5. During the period ended September 30, 2016, the note holders converted $12,200 unpaid principal and $1,140 accrued interest payable into 2,668,000 shares of common stock at a conversion price of $0.005 per share. As of September 30, 2016, the principal and accrued interest of Note 5 were paid in full. The Company recorded interest expense related to Note 5 in amount of $341 and $491 during the period ended September 30, 2016 and 2015, respectively.

The Notes
Proceeds	$12,200
Less derivative liabilities on initial recognition	(12,200)
Value of the Notes on initial recognition	–
Add accumulated accretion expense	12,200
Conversion during period ended September 30, 2016	(12,200)
Balance as of September 30, 2016	$–

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

The Company is currently in default on Note 6 and bears default interest at ten percent per year. As of September 30, 2016, the carrying values of Note 6 were $10,000 and the debt discount was $0. The Company recorded interest expense related to Note 6 in amount of $750 and $138 during the nine months ended September 30, 2016 and 2015, respectively. The accrued interest of Note 6 was $1,109 and $359 as of September 30, 2016 and December 31, 2015, respectively.

The Notes
Proceeds	$10,000
Less derivative liabilities on initial recognition	(10,000)
Value of the Notes on initial recognition	0
Add accumulated accretion expense	10,000
Balance as of September 30, 2016	$10,000

On February 9, 2016, the Company entered into a 15% convertible line of credit (“Note 7”) with an unrelated entity in the amount up to $50,000. On February 9, 2016, the Company received $17,500 cash for the line of credit, matured on February 9, 2017, and unsecured. Note 7 is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. However, Note 7 is not converted after 6 months of the effective date of this Note. When Note 7 was entitled to be converted after August 9, 2016 up to September 30, 2016, $0.03 should be the conversion price. This does not give rise to derivative liability accounting related to Note 7 since the conversion ratio is not considered floorless. However, the Company has determined that there is a beneficial conversion feature since the conversion price was lower than the market price. As a result, Note 7 was discounted in the amount of $17,500 and amortized over the remaining life of this Note due to the intrinsic value of the beneficial conversion option. During the nine months ended September 30, 2016, the Company recorded interest expense related to Note 7 in amount of $1,683 and amortization of debt discounts in amount of $4,946. This resulted in an unamortized debt discount of $12,544 as of September 30, 2016.

On March 8, 2016, the Company entered into a 15% convertible promissory note in the principal of $50,000 (“Note 8”) with an unrelated entity for services rendered. Note 8 is matured on March 8, 2017, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. However, Note 8 is not converted after 6 months of the effective date of this Note. When Note 8 was entitled to be converted after September 8, 2016 up to September 30, 2016, $0.03 should be the conversion price. This does not give rise to derivative liability accounting related to Note 8 since the conversion ratio is not considered floorless. However, the Company has determined that there is a beneficial conversion feature since the conversion price was lower than the market price. As a result, Note 8 was discounted in the amount of $50,000 and amortized over the remaining life of this Note due to the intrinsic value of the beneficial conversion option. During the nine months ended September 30, 2016, the Company recorded interest expense related to Note 8 in amount of $4,292 and amortization of debt discounts in amount of $6,111. This resulted in an unamortized debt discount of $43,889 as of September 30, 2016.

On September 12, 2016, the Company entered into a 10% convertible promissory note in the principal of $80,000 (“Note 9”) with an unrelated entity for services rendered. Note 9 is matured on September 12, 2017, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing bid price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. However, Note 9 is not converted after 6 months of the effective date of this Note, which is March 12, 2017. Therefore, no derivative liabilities is generated as of September 30, 2016. During the nine months ended September 30, 2016, the Company recorded interest expense related to Note 9 in amount of $400.

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company is in default on Debenture 1, and the warrants have not been exercised. The balance of Debenture 1 was $150,000 and $150,000 at September 30, 2016 and December 31, 2015, respectively. The Company recorded interest expense related to Debenture 1 in amount of $13,500 and $13,500 during the nine months ended September 30, 2016 and 2015, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is in default on Debenture 2. The balance of Debenture 2 was $15,000 and $15,000 at September 30, 2016 and December 31, 2015, respectively. The Company recorded interest expense related to Debenture 1 in amount of $1,350 and $1,350 during the nine months ended September 30, 2016 and 2015, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2016	$177,785
2017	$325,285

9. PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for the 2016. As of September 30, 2016 and December 31, 2015, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $40,384 and $38,902, respectively.

10. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods.  There were no dilutive earnings per share for the three months ended September 30, 2016 and 2015, and the nine months ended September 30, 2016 and 2015, due to net loss during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended
	September 30, 2016	September 30, 2015
Numerator:
- Net loss	$(587,073)	$(439,723)

Denominator:
- Weighted average common shares outstanding	14,414,566	8,418,484

Basic loss per share	$(0.04)	$(0.05)

	For the nine months ended
	September 30, 2016	September 30, 2015
Numerator:
- Net loss	$(1,033,286)	$(3,443,871)

Denominator:
- Weighted average common shares outstanding	12,080,973	7,062,399

Basic loss per share	$(0.09)	$(0.49)

11. CAPITAL STOCK

Series B Preferred Stock

During the nine months ended September 30, 2016, 82,718 shares of Series “B” Preferred Stock were converted into 413,589 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Common Stock

During the nine months ended September 30, 2016, the Company issued 90,000 shares of Common Stock to an investor for total cash payment of $4,500 pursuant to the executed subscription agreements, which was collected in 2015 and recorded as common stock to be issued as of December 31, 2015. The balance of common stock to be issued was $500 as of September 30, 2016.

During the nine months ended September 30, 2016, the Company issued total 709,000 shares of Common Stock to investors for total cash payment of $74,000 pursuant to the executed subscription agreements.

During the nine months ended September 30, 2016, the Company issued 3,673,000 shares of common stock for the conversion of unpaid convertible notes principal and accrued interest in amount of $15,915 and $2,450, respectively, at a price of $0.005 per share.

During the nine months ended September 30, 2016, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer as bonus. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.22 per share. Accordingly, the Company calculated the stock based compensation of $220,000 at its fair value and included it in the consolidated statements of operations for the period ended September 30, 2016.

During the nine months ended September 30, 2016, the Company issued 66,667 shares of common stock to a consultant for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.22 per share. Accordingly, the Company calculated the stock based compensation of $14,667 at its fair value and included it in the consolidated statements of operations for the period ended September 30, 2016.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating leases of $39,679 and $63,832 for the three months ended September 30, 2016 and 2015, respectively, consisting of the followings.

	For the three months ended
	September 30, 2016	September 30, 2015

Restaurants	$18,224	$34,947
Lot	18,238	16,818
Office	3,217	11,320
Equipment Rentals	–	747
Total	$39,679	$63,832

The Company had operating leases of $115,862 and $195,801 for the nine months ended September 30, 2016 and 2015, respectively, consisting of the followings.

	For the nine months ended
	September 30, 2016	September 30, 2015

Restaurants	$60,564	$121,744
Lot	48,049	44,441
Office	6,917	26,220
Equipment Rentals	332	3,396
Total	$115,862	$195,801

13. SEGMENT REPORTING

The Company has three reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:  (1) Mobile home lease (We Three), (2) Company-owned Pizza Restaurants (Romeo’s NY Pizza), and (3) “Repicci’s Italian Ice” franchised stores.  These segments are a result of differences in the nature of the products and services sold.  Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. Other revenue consists of nonrecurring items.

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

Repicci’s Group offers franchisees for the operation of “Repicci’s Italian Ice” franchises. These franchised stores specialize in the distribution of nonfat frozen confections.

The number of franchise agreements in force as of September 30, 2016 was 48, five of which are “mobile” unites.

The Company obligates itself to each franchisee to perform the following services:

1.	Designate an exclusive territory;
2.	Provide guidance and approval for selection and location of site;
3.	Provide initial training of franchisee and employees;
4.	Provide a company manual and other training aids.

The Company has developed a new “Mobile Franchise Opportunity”. The total investment for the new opportunity ranges from $155,600 to $165,000, as follows: $125,000 for a new Mercedes Sprinter Van, customized for the franchisee, $25,000 for the franchise fee, the balance for product. The Company’s obligation is as above, except for Item #3, training is specific to the new opportunity.

Corporate administration and other assets primarily include the deferred tax asset, cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets. All assets are located within the United States.

	For the three months ended
	September 30, 2016	September 30, 2015
Revenues:
We Three	$35,770	$43,962
Romeo’s NY Pizza	82,911	271,209
Repicci’s Group	185,489	–
Others	74,338	–
Consolidated revenues	$378,508	$315,171

Cost of Sales:
We Three	$34,880	$31,975
Romeo’s NY Pizza	104,680	192,533
Repicci’s Group	141,861	–
Others	–	–
Consolidated cost of sales	$281,421	$224,508

Income (Loss) before taxes
We Three	$529	$9,323
Romeo’s NY Pizza	(65,308)	(45,870)
Repicci’s Group	(54,506)	–
Others	(467,788)	(403,176)
Consolidated loss before taxes	$(587,073)	$(439,723)

	For the nine months ended
	September 30, 2016	September 30, 2015
Revenues:
We Three	$116,743	$128,453
Romeo’s NY Pizza	466,427	935,122
Repicci’s Group	185,489	–
Others	92,428	10,100
Consolidated revenues	$861,087	$1,073,675

Cost of Sales:
We Three	$115,850	$103,274
Romeo’s NY Pizza	307,837	665,826
Repicci’s Group	141,861	–
Others	–	–
Consolidated cost of sales	$565,548	$769,100

Income (Loss) before taxes
We Three	$(17,783)	$11,463
Romeo’s NY Pizza	(22,588)	4,727
Repicci’s Group	(54,506)	–
Others	(938,409)	(3,460,061)
Consolidated loss before taxes	$(1,033,286)	$(3,443,871)

	As of	As of
	September 30, 2016	December 31, 2015
Assets:
We Three	$214,851	$243,134
Romeo’s NY Pizza	33,861	76,386
Repicci’s Group	598,879	0
Others	1,868,179	892,959
Combined assets	$2,715,770	$1,212,479

14. MATERIAL ACQUISITION

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

As of September 30, 2016, the shares are not issued.

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

As of September 30, 2016, the shares are not issued.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2016 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below:

Stock issuance:

Subsequent to September 30, 2016, the 4,859,379 shares of Series H Preferred Stock were issued pursuant to the acquisition agreement with Repicci’s Group.

Notes payable:

On October 25, 2016, the Company received cash of $25,000 from the unrelated third party, which was the second payment of Note 7 (see “footnote 8”).

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included in this report. For ease of reference, “the Company”, “we,” “us” or “our” refer to Cardiff International, Inc., and Legacy Card Company, Inc. (d/b/a: Mission Tuition) unless otherwise stated.

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

Operating History. We have commenced active business operations since 2015. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had limited revenues since our formation.

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

We Three, LLC (Affordable Housing Initiative) acquired on May 15, 2014;

Romeo’s NY Pizza acquired on June 30, 2014;

Edge View Properties, Inc. acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016.

The mobile home lease segment establishes mobile home business as an option for a homeowner wishing to avoid large down payments, expensive maintenance costs, monthly mortgage payments and high property taxes. If bad credit is an issue preventing people from purchasing a traditional house, we will provide a financial leasing option with "0" interest on the lease providing a "lease to own" option for their family home.

The Company-owned Pizza Restaurant segment includes sales and operating results for all Company-owned restaurants.

Repicci’s Group offers franchisees for the operation of “Repicci’s Italian Ice” franchises. These franchised stores specialize in the distribution of nonfat frozen confections.

The number of franchise agreements in force as of September 30, 2016 was 48, five of which are “mobile” unites.

The Company obligates itself to each franchisee to perform the following services:

1.	Designate an exclusive territory;
2.	Provide guidance and approval for selection and location of site;
3.	Provide initial training of franchisee and employees;
4.	Provide a company manual and other training aids.

The Company has developed a new “Mobile Franchise Opportunity”. The total investment for the new opportunity ranges from $155,600 to $165,000, as follows: $125,000 for a new Mercedes Sprinter Van, customized for the franchisee, $25,000 for the franchise fee, the balance for product. The Company’s obligation is as above, except for Item #3, training is specific to the new opportunity.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2016 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Results of Operations

We had revenues in the amount of $378,508 and $861,087 for the three and nine months ended September 30, 2016, respectively, compared to revenues of $315,171 and $1,073,675 for the three and nine months ended September 30, 2015, respectively. The revenue for the three months ended September 30, 2016 is attributable to Romeo’s NY Pizza - $82,911, We Three, LLC – $35,770, Repicci’s Group - $185,489 and Other – 74,338. The revenue for the nine months ended September 30, 2016 is attributable to Romeo’s NY Pizza - $466,427, We Three, LLC – $116,743, Repicci’s Group - $185,489 and Other - $92,428. Comparatively, the revenue for the three months ended September 30, 2015 is attributable to Romeo’s NY Pizza - $271,209, and We Three, LLC – $43,962. The revenue for the nine months ended September 30, 2015 is attributable to Romeo’s NY Pizza - $935,122, We Three, LLC – $128,453 and Other - $10,100. Our revenues from rental income during the three and nine months ended September 30, 2016 were about the same as the comparable periods in 2015. The decrease in revenues from sales of pizza during this reporting period were attributable to the decrease in number of stores. We have one pizza store open in 2016. The impact from such decrease was offset by the revenues from Repicci’s Group. In general, our revenues in the third quarter of 2016 increased by $63,337 compared to the same period in 2015. The acquisition of Repicci’s Group was completed on August 10, 2016. The results of the operations for Repicci’s Group have been included in the consolidated financial statements since the date of the acquisitions.

We had costs of sales in the amount of $281,421 and $565,548 for the three and nine months ended September 30, 2016, respectively. Comparatively, we had costs of sales in the amount of $224,508 and $769,100 for the three and nine months ended September 30, 2015, respectively. The costs for the three months ended September 30, 2016 are attributable to Romeo’s NY Pizza – $104,680, We Three, LLC – $34,880 and Repicci’s Group - $141,861. The costs for the nine months ended September 30, 2016 are attributable to Romeo’s NY Pizza – $307,837, We Three, LLC – $115,850 and Repicci’s Group – 141,861. The costs for the three months ended September 30, 2015 are attributable to Romeo’s NY Pizza – $192,533 and We Three, LLC – $31,975. The costs for the nine months ended September 30, 2015 are attributable to Romeo’s NY Pizza – $665,826 and We Three, LLC – $103,274. Our cost related to the rental business during the three and nine months ended September 30, 2016 were about the same as the comparable periods in 2015. The decrease in cost of pizza sales during this reporting period were attributable to the decrease in number of stores. We have one pizza store open in 2016. The impact from such decrease was offset by the operations from Repicci’s Group. In general, our cost of sales in the third quarter of 2016 increased by $56,913 compared to the same period in 2015. The acquisition of Repicci’s Group was completed on August 10, 2016. The results of the operations for Repicci’s Group have been included in the consolidated financial statements since the date of the acquisitions.

We had operating expenses of $661,219 and $1,284,846 for the three and nine months ended September 30, 2016, respectively, compared to operating expenses of $513,884 and $3,912,093 for the three and nine months ended September 30, 2015, respectively. The significant decrease in operating expenses during the nine months ended September 30, 2016 was primarily due to the decrease in market price of the Company’s common stock. We had non-cash stock based compensation of $234,667 in 2016 in connection with the issuance of 1,066,667 shares of Common Stock for services rendered. Comparatively, there was issuance of 2,150,000 shares of common stock in 2015 to 5 consultants for marketing, management and financial strategies, resulting in non-cash stock based compensation of $3,005,800 during the nine months ended September 30, 2015.

We had a net loss of $587,073 and $1,033,286 for the three and nine months ended September 30, 2016, respectively, compared to a net loss of $439,723 and $3,443,871 for the three and nine months ended September 30, 2015, respectively. The increase in net loss during the third quarter of 2016 was due primarily to the net loss from Repicci’s Group. The results of the operations for Repicci’s Group have been included in the consolidated financial statements since August 10, 2016, the date of the acquisitions.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At September30, 2016, we had $91,459 in cash and cash equivalents and total assets amounted to $2,715,770. At December 31, 2015 we had $31,559 of cash and cash equivalents, and total assets amounted to $1,212,479, which include other assets.

Net cash used in operating activities was $73,733 and $103,950 for the nine months ended September 30, 2016 and 2015, respectively. The negative cash flow from operating activities during the nine months ended September 30, 2016 was attributable to the net loss of $1,033,286, partially offset by non-cash expenses of $132,000 in lieu of convertible promissory note and the stock based compensation of $234,667, and the increase in accrued expenses by $293,968 in the current period. The negative cash flow from operating activities during the nine months ended September 30, 2015 was attributable to the net loss in 2015 offset by non-cash stock compensation of $3,005,800, plus the increase in accrued expenses and accrued officers’ salaries by $308,824 and $180,000, respectively.

Net cash provided by investing activities was $11,635 for the nine months ended September 30, 2016, compared to net cash of $59,361 used in investing activities for the nine months ended September 30, 2015. We had cash of $31,637 from disposal of fixed assets in 2016, which was $30,902 during the same period in 2015. We purchased fixed assets of $20,002 in this reporting period, which was $90,263 during the same period in 2015 for mobile home lease business.

Net cash provided by financing activities was $81,725 and $128,748 for nine months ended September 30, 2016 and 2015, respectively. The cash flows from financing activities during the nine months ended September 30, 2016 were attributable to proceeds of $74,000 from sales of stock and proceeds of $17,500 from convertible notes payable, which was $152,500 and $22,200, respectively, in 2015. Additionally, we had cash of $14,867 due to related party in this reporting period, which was $3,810 in 2015. During the nine months ended September 30, 2016, we repaid notes payable totaled $24,642, of which $10,625 was repaid to related party.

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

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business” of Form 10-K for the year ended December 31, 2015, except for the operations of Repicci’s Group, which was acquired on August 10, 2016.

Repicci’s Group offers franchisees for the operation of “Repicci’s Italian Ice” franchises. These franchised stores specialize in the distribution of nonfat frozen confections.

The number of franchise agreements in force as of September 30, 2016 was 48, five of which are “mobile” unites.

The Company obligates itself to each franchisee to perform the following services:

1.	Designate an exclusive territory;
2.	Provide guidance and approval for selection and location of site;
3.	Provide initial training of franchisee and employees;
4.	Provide a company manual and other training aids.

The Company has developed a new “Mobile Franchise Opportunity”. The total investment for the new opportunity ranges from $155,600 to $165,000, as follows: $125,000 for a new Mercedes Sprinter Van, customized for the franchisee, $25,000 for the franchise fee, the balance for product. The Company’s obligation is as above, except for Item #3, training is specific to the new opportunity.

Off Balance Sheet Arrangements

As of September 30, 2016 we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three and nine months ended September 30, 2016.

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated: December 20, 2016	CARDIFF INTERNATIONAL, INC.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer

	By:	/s/ Daniel Thompson
Daniel Thompson Chairman ( Treasurer)

