Form 10-K
period 2016-12-31
CARDIFF INTERNATIONAL INC
filed 2017-04-17
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) 4 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number 000-49709

CARDIFF INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	84-1044583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Las Olas Blvd., Suite 1400, Ft. Lauderdale, FL 33301

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

Common shares outstanding at December 31, 2016 is 25,223,578 with a par value of $0.001.

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

ii

PART I

Item 1. DESCRIPTION OF BUSINESS.

History of the Business

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff International, Inc. (“Cardiff”, the “Company”), a publicly held corporation in Colorado. On August 27, 2014 Cardiff redomiciled to Florida.

In the first quarter of 2013, it was decided to restructure Cardiff into a holding company enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to our shareholders. The reason for this strategy was to protect our shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, we were able to reduce more than 90% of all its debt; by July of 2014, we had completed the acquisition of three businesses: We Three, LLC; Romeo’s NY Pizza; and Edge View Properties, Inc. We delayed the filing of its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015 due to difficulty obtaining information from another acquisition, which was subsequently unwound. By December of 2016 we completed the acquisition of 3 additional businesses and have 2 currently pending board approval.

BUSINESS DEVELOPMENTS

The following business developments have been reported in our reports filed with the Securities and Exchange Commission (the “SEC”), which are referenced in Part IV, Item 15, of this Annual Report:

On March 19, 2015, we increased our authorized common shares to 11,000,000 at a par value of $0.001.

On March 26, 2015, we extended the holding period of all classes of our Preferred Stock for a period of 12 months.

On April 7, 2015, we increased our authorized common shares to 50,000,000 at a par value of $0.001.

On June 1, 2015, Kathy Roberton resigned as President/CEO /Director of the board. On June 1, 2015, Alex Cunningham was appointed President and CEO as well as a Director of the Board.

September 27, 2016, we increased our authorized common shares to 200,000,000 at a par value of $0.001.

Current Business Operations

Cardiff is a public holding company, much like a cooperative, leveraging proven management in private companies that become subsidiaries under our umbrella. Our focus is not based on a specific industry or geographic location, but rather on a proven management, market, and historical operating margin. We target acquisitions of mature, high growth, niche companies. Cardiff’s strategy identifies and empowers select income-producing middle market private businesses and commercial real estate properties.

The target company’s management team typically maintains control of the day to day operations. Acquisitions become standalone autonomous subsidiaries that gain the advantages of a publicly traded company without losing their independent management control. Management enjoys the advantage of improved valuation, liquidity, synergies, and support, along with diversification and asset appreciation through collective subsidiary performance. Diversification and pooled resources leverage value and mitigate risk.

Cardiff provides these companies both 1) the enhanced ability to raise money for operations or expansion, and 2) an equity exit and liquidity strategy for the owner, heirs, and/or Investors.

For investors, Cardiff provides a diversified lower risk to protect and safely enhance their investment by continually adding assets and holdings.

Cardiff employs a merge, acquire, and hold strategy to maximize value and potential of private, often family run, enterprises while providing diversification and risk mitigation for all shareholders.

Cardiff is led by strong and talented roster of executives and advisors providing expert acquisition, market guidance and added value for subsidiaries and investors.

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

Edge View Properties, Inc acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016.

Organization

We are comprised of one parent corporation and six subsidiaries. Operations are primarily conducted through the subsidiaries of the Company

Employees

Collectively, Cardiff currently has approximately 40 employees and anticipates hiring additional personal with new acquisitions.

Competition

We are a Small Cap holding company enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to our shareholders. The reason for this strategy was to protect our shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses.

Proprietary Information

We own the following trademarks: Cardiff USA; Mission Tuition, Collaborative Governance, Legacy Card and Small Cap Rescue.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have spent funds on research and development for our proprietary software system related to Mission Tuition. We plan to spend further funds on research and development activities in the future as the development of our software continues.

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

Our investor relations department can be contacted at our principal executive office located at, 401 East Las Olas Blvd. Unit 1400, Fort Lauderdale, FL 33301. Our telephone number is (844-628-2100).

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

Through inception until December 2014, we have restructured ourselves into a holding company and have acquired seven additional businesses; We Three, Inc. d/b/a Affordable Housing Initiative, Romeo’s NY Pizza, Edge View Properties, FDR Enterprises, Inc. Repicci’s Franchise Group and Refreshment Concepts.

Future sales will no longer depend on missiontuition.com, but will be derived from our new acquisitions. We cannot guarantee we will ever develop substantial revenue from our subsidiary companies and there is no assurance that we will achieve profitability.

Because we had incurred operating losses from our inception, we still consider ourselves a going concern.

For the fiscal years ended December 31, 2016 and December 31, 2015, our accountants have expressed concern about our ability to continue as a going concern due to our continued net losses and need for additional capital. However, we believe our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to acquire profitable businesses within CDIF; and
•	our ability to generate substantial revenues; and
•	our ability to obtain additional financing

Based upon current plans, we may incur operating losses in future periods. Also, we expect approximately $600,000 in operating costs to be incurred over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or obtaining other financing in the future to cover these operating costs. Additionally, financing may not be available on terms favorable to the Company. Failure to generate sufficient revenues may cause us to go out of business.

Since we are an early stage company that has generated minimal revenue, an investment in our shares is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

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

Future acquisitions are important to our success. We may not be able to successfully integrate our acquisitions into our operations

The acquisition of new companies is central to our business model and critically important to our success. Although we generally seek companies that have positive cash flows, we cannot be certain that the company’s acquired will remain cash flow positive and could possibly lose revenues. In addition, there are no assurances that the acquisitions acquired will continue as profitable businesses and could adversely affect our business and any possible revenues.

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

Our performance is substantially dependent upon the professional expertise of the current officers and board of directors. Each has extensive expertise in business development and acquisitions and we are dependent on their abilities. If they are unable to perform their duties, this could have an adverse effect on business operations, financial condition and operating results if we are unable to replace them with other individuals qualified to develop and market our business. The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any shares you hold as well as the complete loss of your investment.

Our stock has limited liquidity.

Our common stock trades on the OTCQB market. Trading volume in our shares may be sporadic and the price could experience volatility. If adverse market conditions exist, you may have difficulty selling your shares.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2016 there were 977 record holders of our common stock, and there were 25,223,538 shares of our common stock outstanding.

Public Market for Common Stock

Our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTCQB under the symbol “CDIF”. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter- dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.

Price range of common stock

	High Close	Low Close
Year Ended December 31, 2016
1st Quarter	$.24	$.05
2nd Quarter	$.59	$.08
3rd Quarter	$.22	$.06
4th Quarter	$.25	$.07

Year Ended December 31, 2015
1st Quarter	$6.20	$1.66
2nd Quarter	$2.73	$.77
3rd Quarter	$.80	$.40
4th Quarter	$.50	$.075

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

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker- dealers will refuse to attempt to sell penny stock.

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

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker- dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

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

The following table provides selected financial data about us for the fiscal years ended December 31, 2016 and December 31, 2015. For detailed financial information, see the audited Financial Statements included in this report.

Balance Sheet Data:

	Year ended December 31,
	2016	2015
Cash	$62,948	31,559
Total assets	$2,472,009	1,212,479
Total liabilities	$4,071,306	1,822,968
Shareholders' equity (deficiency)	$(1,599,297)	(610,489)

Operating Data:

Revenues	$1,150,251	1,389,601
Operating Expenses	$2,512,794	4,302,247
Net (Loss)	$(2,254,492)	(3,944,421)

Segment reporting for the years ended December 31, 2016 and 2015 were as follows:

	For the years ended
	December 31, 2016	December 31, 2015
Revenues:
We Three	$152,120	$168,621
Romeo’s NY Pizza	603,787	1,210,880
Repicci’s Group	369,416	–
Others	24,928	10,100
Consolidated revenues	$1,150,251	$1,389,601

Cost of Sales:
We Three	$145,795	$134,912
Romeo’s NY Pizza	404,181	862,818
Repicci’s Group	246,797	–
Others	–	–
Consolidated cost of sales	$797,073	$997,730
Income (Loss) before taxes
We Three	$(16,201)	$14,216
Romeo’s NY Pizza	(32,594)	14,667
Repicci’s Group	(229,985)	–
Others	(1,975,712)	(3,973,304)
Consolidated loss before taxes	$(2,254,492)	$(3,944,421)

	As of	As of
	December 31, 2016	December 31, 2015
Assets:
We Three	$216,433	$243,134
Romeo’s NY Pizza	19,241	76,386
Repicci’s Group	411,606
Others	1,824,729	892,959
Combined assets	$2,472,009	$1,212,479

Results of Operations

Revenues. We had revenues in the amount of $1,150,251 and $1,389,601 for the years ended December 31, 2016 and 2015, respectively. The decline in revenue was primarily associated with the previously planned closings of two of the Romeo’s pizza location in order to streamline that business. We expect revenue to increase during 2017 as we will realize a full operating cycle for our current operating subsidiaries.

Cost of Goods Sold. We had costs of sales in the amount of $797,073 and $997,730 for the years ended December 31, 2016 and 2015, respectively. The decrease in cost of sales were also primarily attributable to the previously planned closings of two Romeo’s pizza locations during the year.

Operating Expenses. Operating expenses consisted of research and development and general and administrative expenses. We had operating expenses of $2,512,794 and $4,302,247 for the years ended December 31, 2016 and 2015, respectively. The operating expenses in 2015 were primarily attributable to the issuance of 2,512,000 shares of common stock to six consultants for marketing, management and financial strategies, resulting in non-cash stock based compensation of $3,136,120 during the year ended December 31, 2015. Comparatively, we had non-cash stock based compensation of $1,020,602 in 2016 due to the issuance of 7,728,589 shares of common stock during the year. Other operating expenses remained relatively fixed for the year.

Non-employee stock compensation. During the years ended December 31, 2016 and 2015, we issued a total of 7,728,589 and 2,512,000 shares of common stock, respectively, to six different consultants for marketing, management and financial strategies. The fair value of the stock issuance was determined by the fair value of the Company’s common stock on the grant date, at prices ranging from $0.36-$1.78 per share. Accordingly, we recognized stock based compensation of $1,020,602 and $3,136,120 for the years ended December 31, 2016 and 2015, respectively, in connection with these issuances. These amounts are included in our financial statements.

Change in value of derivative liability. During the years ended December 31, 2016 and 2015, the change in value of derivative liability amounted to $1,731 and $(1,756), respectively. In 2015, we issued 2 convertible promissory notes in amount of $12,200 and $10,000, respectively, both of which were convertible into shares of the Company’s common stock at 50% discount to the market. As a result, we had change in value of derivative liability amounted to $(1,756). We premeasured the fair value of the converted amount at the conversion date and increased the derivative liabilities to $132,981, which was credited to additional paid-in capital at the conversion. These notes were paid in full during 2016.

Interest Expense. During the years end December 31, 2016 and 2015, interest expense amounted to $48,789 and $32,096, respectively. The increase in interest was a result of new borrowings in 2016.

Net Loss. As a result of the foregoing, we had a net loss of $2,254,492 for the year ended December 31, 2016, which is compared to the net loss for the year ended December 31, 2015 of $3,944,421.

Our activities have a focus on growing revenue. We plan to continue this strategy into 2017.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $600,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $62,948 and a working capital deficit of $3,897,131. As of December 31, 2015, we had cash and cash equivalents of $31,559 and a working capital deficit of $1,770,330.

Net cash used for operating activities was $(198,135) for the year ended December 31, 2016, which was comparable to the net cash used in operating activities of $(75,772) for the year ended December 31, 2015. The increase in the amount of net cash used in operating activities in 2016 compared to last year was primarily attributable to a greater amount of non-cash items during the 2015 such as common stock issued for services, and accrued expenses.

Net cash provided investing activities was $12,972 for the year ended December 31, 2016 compared with cash used in investing activities of $78,557 during the year ended December 31, 2015. The cash flows used in investing activities in 2015 was primarily attributable to the purchase of fixed assets in mobile home lease business, offset by the cash from disposal of fixed assets in the discontinued operations.

Cash flows provided by financing activities were $176,519 for the year ended December 31, 2016, which compares to cash flows provided by financing activities of $139,577 for the year ended December 31, 2015. These cash flows were related to sales of stock in the amounts of $136,500 and $162,500 during the years ended December 31, 2016 and 2015, respectively. In addition, during 2016, we had $28,624 in proceeds from notes payable, of which $11,124 was with a related party. These amounts were partially offset by repayments of $61,279 to certain notes payable. Comparatively, during 2015, financing activities provided $41,700 in proceeds from notes payable, which included $19,500 from a related party related party, partially offset by note payable repayments of $58,221 during the year.

Over the next twelve months we expect significant capital costs to develop operations since we have completed 3 acquisitions in August 2016. Our operating costs of will primarily be used for operations.

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

REPICCI’S GROUP: Repicci’s Group offers franchisees for the operation of “Repicci’s Italian Ice” franchises. These franchised stores specialize in the distribution of nonfat frozen confections.

The number of franchise agreements in force as of December 31, 2016 was 48, five of which are “mobile” unites.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry- specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

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

13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cardiff International, Inc.

We have audited the accompanying consolidated balance sheets of Cardiff International, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2016 and 2015. Cardiff International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff International, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2016 and 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
April 17, 2017

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
ASSETS

Current assets
Cash	$62,948	$31,559
Accounts receivable, net	32,008	54
Inventory	42,229	–
Prepaid and other	36,990	21,025
Total current assets	174,175	52,638

Property and equipment, net of accumulated depreciation of $838,736 and $279,673, respectively	736,672	540,024
Land	603,000	603,000
Deposits	1,528	6,950
Due from related party	–	9,867
Investment	24,105	–
Goodwill	932,529	–
	$2,472,009	$1,212,479

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$65,901	$29,080
Accrued expenses	949,975	584,804
Accrued expenses - related parties	767,750	502,500
Interest payable	231,452	191,818
Accrued payroll taxes	41,783	38,902
Due to officers and shareholders	503,127	81,905
Common stock to be issued	500	5,000
Line of credit	10,000	–
Series H preferred shares to be issued	728,907	–
Notes payable, unrelated party	259,320	60,811
Notes payable - related party	166,695	119,500
Convertible notes payable, net of debt discounts of $21,833 and $0, respectively	157,452	29,700
Convertible notes payable - related party	165,000	165,000
Derivative liabilities	–	13,948
Tax payable	23,444	–
Total current liabilities	4,071,306	1,822,968

Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1	5,480	6,072
Series C preferred	–	–
Common stock; 200,000,000 shares authorized with $0.001 par value; 25,223,578 and 9,412,888 shares issued and outstanding at December 31, 2016 and 2015, respectively	25,224	9,413
Additional paid-in capital	43,831,356	42,580,891
Retained deficit	(45,461,357)	(43,206,865)
Total shareholders' equity (deficiency)	(1,599,297)	(610,489)

Total liabilities and shareholders' equity (deficiency)	$2,472,009	$1,212,479

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	For The Years Ended
	December 31, 2016	December 31, 2015
REVENUE
Rental income	$152,120	$168,621
Sales of pizza	603,787	1,210,880
Sales of ice cream	369,416	–
Other	24,928	10,100
Total revenue	1,150,251	1,389,601

COST OF SALES
Rental business	145,795	134,912
Pizza restaurants	404,481	862,818
Ice cream stores	246,797	–
Other	–	–
Total cost of sales	797,073	997,730

GROSS MARGIN	353,178	391,871

OPERATING EXPENSES	2,512,794	4,302,247

GAIN (LOSS) FROM OPERATIONS	(2,159,616)	(3,910,376)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	3,000	10,000
Change in value of derivative liability	1,731	(1,756)
Interest expense	(48,789)	(32,096)
Amortization of debt discounts	(45,667)	(22,200)
Gain on disposal of fixed assets	(5,151)	12,007
Total other income (expenses)	(94,876)	(34,045)

NET INCOME (LOSS) FOR THE PERIOD	(2,254,492)	(3,944,421)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.17)	$(0.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	13,600,570	7,644,291

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2016

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1		Preferred Stock, Series C		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficiency	Total
Balance December 31, 2014	1	$–	6,348,464	$6,348	113	$–	4,928,682	$4,929	$39,092,469	$(39,262,444)	$(158,698)
Common stock issued for PF B conversion	–	–	(325,862)	(326)	–	–	1,610,206	1,610	(1,284)	–	–
Series B preferred shares issued for cash, $2.50 per share	–	–	33,197	33	–	–	–	–	82,460	–	82,493
Series C preferred shares issued for cash, $2.50 per share	–	–	–	–	3	–	–	–	8	–	8
Series F-1 preferred shares issued for cash, $4.00 per share	–	–	6,249	6	1	–	–	–	24,994	–	25,000
Series F-1 preferred shares issued for cash, $2.50 per share	–	–	9,999	10	1	–	–	–	24,990	–	25,000
Reclassification of derivative liabilities due to BCF	–	–	–	–	–	–	–	–	10,008	–	10,008
Contributed capital	–	–	–	–	–	–	–	–	187,500	–	187,500
Cancellation of common stock	–	–	–	–	–	–	(188,000)	(188)	188	–	–
Common stock issued for services	–	–	–	–	–	–	2,512,000	2,512	3,133,608	–	3,136,120
Common stock issued for note conversion	–	–	–	–	–	–	300,000	300	1,200	–	1,500
Common stock issued for cash, $0.10 per share	–	–	–	–	–		250,000	250	24,750	–	25,000
Net loss	–	–	–	–	–	–	–	–	–	(3,944,421)	(3,944,421)
Balance December 31, 2015	1	$–	6,072,047	$6,072	118	$–	9,412,888	$9,413	$42,580,891	$(43,206,865)	$(610,489)
Issuance of common stock to be issued	–	–	–	–	–	–	90,000	90	4,410	–	4,500
Common stock issued for services	–	–	–	–	–	–	7,728,589	7,729	1,012,873	–	1,020,602
Common stock issued for cash	–	–	–	–	–	–	1,159,116	1,159	135,341	–	136,500
Conversion of Series B Preferred Stock	–	–	(591,997)	(592)	–	–	2,959,985	2,960	(2,368)	–	–
Conversion of convertible notes payable	–	–	–	–	–	–	3,873,000	3,873	20,492	–	24,365
Intrinsic value due to BCF	–	–	–	–	–	–	–	–	67,500	–	67,500
Reclassified Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–	–	–	12,217	–	12,217
Net loss	–	–	–	–	–	–	–	–	–	(2,254,492)	(2,254,492)
Balance December 31, 2016	1	$–	5,480,050	$5,480	118	$–	25,223,578	$25,224	$43,831,356	$(45,461,357)	$(1,599,297)

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	For The Years Ended
	December 31, 2016	December 31, 2015
Net (loss) from continuing operations	$(2,254,492)	$(3,944,421)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	174,859	84,752
Loss (gain) from disposal of fixed assets	5,151	(12,007)
Gain from debt forgiveness	(3,000)	(10,000)
Amortization of loan discount	45,667	22,200
Change in value of derivative liability	(1,731)	1,756
Stock based compensation	1,020,602	3,136,120
Convertible note issued for services rendered	157,000	–
(Increase) decrease in:
Accounts receivable	56,028	3,728
Inventory	(8,205)	–
Deposits	5,422	2,775
Prepaids and other	(12,384)	4,300
Increase (decrease) in:
Accounts payable	(23,780)	(44,073)
Accrued expenses	337,430	408,474
Interest payable	42,084	30,122
Tax payable	23,444	–
Accrued payroll taxes	(2,230)	502
Accrued officers' salaries	240,000	240,000
Net cash (used in) operating activities	(198,135)	(75,772)

INVESTING ACTIVITIES
Proceeds on sale of fixed assets	31,637	30,902
Purchase of fixed assets	(18,665)	(109,459)
Net cash provided by (used in) investing activities	12,972	(78,557)

FINANCING ACTIVITIES
Due from / to related party	62,674	(6,402)
Proceeds from sales of stock	136,500	162,500
Proceeds from notes payable	17,500	22,200
Proceeds from notes payable - related party	11,124	19,500
Proceeds from line of credit	10,000	–
(Repayments to) proceeds from notes payable	(61,279)	(58,221)
Net cash provided by financing activities	176,519	139,577

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,644)	(14,752)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,592	46,311

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,948	$31,559

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$24,365	$1,500
Cash carried over from acquisition	$40,033	$–

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff International, Inc. (“Cardiff”, the “Company”), a publicly held corporation. In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to the Company’s shareholders. The reason for this strategy was to protect the Company’s shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, the Company had negated more than 90% of all its debt; by December 31, 2016, the Company had completed the acquisition of six businesses: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. In addition, there are four acquisitions: Titancare, LLC, York County In Home Care, Inc., Ride Today Acceptance, LLC, Consulting Services Support Corporation (CSSC Corp) and its subsidiaries Decision Technology Corporation and CSSC Services and Solutions, Incorporation pending as of the date of this report.

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

Edge View Properties, Inc acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff International, Inc., and its wholly-owned subsidiaries: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; FDR Enterprises, Inc.; Refreshment Concepts, LLC and Repicci’s Franchise Group, LLC. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported financial results.

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

Rental Income

The Company’s rental income is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying consolidated balance sheets as of December 31, 2016 and 2015. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Restaurant Sales

Revenue from restaurant sales is recognized when food and beverage products are sold. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is reported on the balance sheet at gross amounts due to the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible. As of December 31, 2016 and 2015, the Company had accounts receivable of $32,008 and $54, respectively.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out (FIFO) method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

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

During the years ended December 31, 2016 and 2015, depreciation and amortization expense was $174,859 and $84,752, respectively.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believe such assumptions are also comparable to those that would be used by other marketplace participants. There was no goodwill impairment in 2016 and 2015.

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

Valuation of Derivative Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging (“ASC 815-10”), requires that embedded derivative instruments be bifurcated and assessed, along with freestanding derivative instruments such as convertible promissory notes, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option based simple derivative financial instruments, the Company uses the Black Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2016 and 2015.

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2016	$–	$–	$–	$–

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2015	$–	$–	$13,948	$–

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

For the years ended December 31, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2016 and 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2016 and 2015. During a period of net loss, all potentially dilutive securities are anti-dilutive. Accordingly, for the years ended December 31, 2016 and 2015, potentially dilutive securities have been excluded from the computations since they would be anti-dilutive. However, these dilutive securities could potentially dilute earnings per share in the future:

	For the years ended
	December 31, 2016	December 31, 2015

Numerator:
Net (loss)	$(2,254,492)	$(3,944,421)

Denominator:
Weighted-average shares outstanding	13,600,570	7,644,291

Basic earnings (loss) per share	$(0.17)	$(0.52)

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the start-up stage and, as such, has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of December 31, 2016, the Company had shareholders’ deficit of $1,599,297. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify the accounting for share-based payment award transactions. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that year, and will be adopted by the Company in the first quarter of fiscal 2017. The Company anticipates the new standard will result in an increase in the number of shares used in the calculation of diluted earnings per share and will add volatility to the Company’s effective tax rate and income tax expense. The magnitude of such impacts will depend in part on whether significant employee stock option exercises occur.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Topic 83530): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has reclassified debt issuance costs from prepaid expenses and other current assets and other assets as a reduction to debt in the condensed consolidated balance sheets.

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

2. ACQUISITIONS

On August 10, 2016, the Company completed the acquisitions of FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. (collectively referred to as “Repicci’s Group”). Pursuant to the acquisition agreement, the Company agreed to issue 4,859,379 shares of Series H Preferred Stock as consideration for the acquisition of Repicci’s Group. The combined book value of Repicci’s Group was $(203,622) as set forth below. Based on the price of $.15 per share for the Series H Preferred Stock, which was determined by the market price of common stock at $.12 per share on the acquisition date multiplied by the conversion ratio of 1:1.25, the fair value of the stock issuance of Series H Preferred Stock was $728,907, resulting in the goodwill of $932,529. The 4,859,379 shares of Series H Preferred Stock were issued subsequently to the date of this report. Accordingly, the Company recorded Series H Preferred Stock to be issued of $728,907 in the consolidated balance sheet as of December 31, 2016.

Fair Value
Cash	$40,033
Accounts receivable	87,982
Inventory	34,024
Other assets	38,566
Property and equipment	389,373
Goodwill	932,529
Liabilities	(415,563)
Notes payable – related parties	(378,037)
Total	$728,907

Repicci’s Group offers franchisees for the operation of “Repicci’s Italian Ice” franchises. These franchised stores specialize in the distribution of nonfat frozen confections. The results of the operations for Repicci’s Group have been included in the consolidated financial statements since the date of the acquisitions (August 10, 2016). The following table presents the unaudited pro forma results of continuing operations for the years ended December 31, 2016 and 2015, as if the acquisitions had been consummated at the beginning of the period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future. The Pro forma adjustments are to eliminate all significant intercompany accounts and transactions within Repicci’s Group.

CARDIFF INTERNATIONAL, INC.

Pro Forma Combined Statement of Operations

or the year ended December 31, 2016

	CDIF and subsidiaries	F.D.R Enterprises	Refreshment Concept LLC	Repicci’s Franchise Group	Pro forma adjustment	Pro forma combined total
REVENUE
Rental income	$152,120	$–	$–	$–	$–	$152,120
Sales of pizza	603,787	–	–	–	–	603,787
Sales of ice cream	–	342,123	489,022	278,098	(95,974)	1,013,269
Other	24,928	–	–	–	–	24,928
Total revenue	780,835	342,123	489,022	278,098	–	1,794,104

COST OF SALES
Rental business	145,795	–	–	–	–	145,795
Pizza restaurants	404,481	–	–	–	–	404,481
Ice cream stores	–	225,514	419,550	172,681	(62,127)	755,618
Other	–	–	–	–	–	–
Total cost of sales	550,276	225,514	419,550	172,681	–	1,305,894

GROSS MARGIN	230,559	116,609	69,472	105,417	–	488,210

OPERATING EXPENSES	2,180,974	120,342	137,833	175,663	–	2,614,812

GAIN (LOSS) FROM OPERATIONS	(1,950,415)	(3,733)	(68,361)	(70,246)	–	(2,126,602)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	3,000	–	–	–	–	3,000
(Loss) gain on disposal of fixed asset	(5,151)	–	–	–	–	(5,151)
Amortization of debt discounts	(45,667)	–	–	–	–	(45,667)
Change in value of derivative liability	1,731	–	–	–	–	1,731
Interest expense	(44,533)	(1,987)	(4,736)	(1,005)	–	(52,261)
Total other income (expenses)	(90,620)	(1,987)	(4,736)	(1,005)	–	(98,348)

NET INCOME (LOSS) FOR THE PERIOD	(2,041,035)	(5,720)	(73,097)	(71,251)	(33,847)	(2,224,950)

INCOME (LOSS) PER COMMON SHARE
- Basic	$(0.15)	**	**	**	$–	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
- Basic						13,600,570

** Less than $.01

CARDIFF INTERNATIONAL, INC.

Pro Forma Combined Statement of Operations

For the year ended December 31, 2015

	CDIF and subsidiaries	F.D.R Enterprises	Refreshment Concept LLC	Repicci’s Franchise Group	Pro forma adjustment	Pro forma combined total
REVENUE
Rental income	$168,621	$–	$–	$–	$–	$168,621
Sales of pizza	1,210,880	–	–	–	–	1,210,880
Sales of ice cream	–	239,411	466,364	392,590	(94,866)	1,003,499
Other	10,100	–	–	–	–	10,100
Total revenue	1,389,601	239,411	466,364	392,590	–	2,393,100

COST OF SALES
Rental business	134,912	–	–	–	–	134,912
Pizza restaurants	862,818	–	–	–	–	862,818
Ice cream stores	–	167,070	420,668	261,526	(48,060)	801,204
Other	–	–	–	–	–	–
Total cost of sales	997,730	167,070	420,668	261,526	–	1,798,934

GROSS MARGIN	391,871	72,341	45,696	131,064	–	594,166

OPERATING EXPENSES	4,302,247	53,439	91,155	111,996	–	4,558,837

GAIN (LOSS) FROM OPERATIONS	(3,910,376)	18,902	(45,459)	19,068	–	(3,964,671)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	10,000	–	–	–	–	10,000
(Loss) gain on disposal of fixed asset	12,007	–	–	–	–	12,007
Amortization of debt discounts	(22,200)	–	–	–	–	(22,200)
Change in value of derivative liability	(1,756)	–	–	–	–	(1,756)
Interest expense	(32,096)	(216)	(14,673)	(2,288)		(49,273)
Total other income (expenses)	(34,045)	(216)	(14,673)	(2,288)	–	(51,222)

NET INCOME (LOSS) FOR THE PERIOD	(3,944,421)	18,686	(60,132)	16,780	(46,806)	(4,015,893)

INCOME (LOSS) PER COMMON SHARE
- Basic	$(0.52)	**	**	**	$–	$(0.53)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
- Basic						7,644,291

** Less than $.01

3. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2016 and 2015 was $736,672 and $540,024, respectively, consisting of the following:

	December 31, 2016	December 31, 2015

Furniture, fixture and equipment	903,249	261,882
Leasehold improvements	672,159	635,972
	1,575,408	897,854
Less: accumulated depreciation	(838,736)	(357,830)
Plant and equipment, net	736,672	540,024

During the years ended December 31, 2016 and 2015, depreciation expense was $174,859 and $84,752, respectively.

During the year ended December 31, 2016, the Company disposed fixed asset for cash payment of $31,637, resulting in loss of $5,151 from disposal of fixed assets. And the Company purchased a vehicle for $3,974 and other fixed assets for $14,691.

During the year ended December 31, 2015, the Company disposed 2 smart cars for cash payment of $30,902, resulting in gain of $12,007 from disposal of fixed assets.

4. LAND

As of December 31, 2016 and 2015, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. Based on the price of $2.50 per share, the acquisition consideration represents a $603,000 valuation. The land is currently vacant and is expected to be developed into residential community. The value of the land is not subject to be depreciated.

5. ACCRUED EXPENSES

As of December 31, 2016 and 2015, the Company had accrued expenses of $1,717,725 and $1,087,304, respectively, consisted of the following:

	December 31, 2016	December 31, 2015

Accrued salaries	670,381	364,835
Accrued salaries – related party	742,500	502,500
Lease payable – related party	25,250	–
Accrued expenses - other	279,594	219,969
Total	1,717,725	1,087,304

6. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of December 31, 2016 and 2015, the Company had $84,540 and $81,905 due to Daniel Thompson.

Refreshment Concepts, LLC leases its premises from its prior owner under a month-to-month lease at the rate of $1,500 per month. As of December 31, 2016, the Company had lease payable of $25,250 to the related party.

As of December 31, 2016, the Company also had $378,037 due to the prior owner of Refreshment Concepts LLC, which was planned to be paid off by the issuance of common shares of the Company at the price of $.20 per share.

In addition, the Company has an employment agreement, renewed May 15, 2014, with Daniel Thompson whereby the Company changed Daniel Thompson’s compensation to $20,000 per month from $25,000. Accordingly, a total salary of $240,000 and $240,000 were accrued and reflected as an expense to Daniel Thompson during the years ended December 31, 2016 and 2015, respectively. The accrued salaries payable to Daniel Thompson was $742,500 and $502,500 as of December 31, 2016 and 2015, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month in 2015 and $10,000 per month in 2016. Mr. Levy resigned on June 7, 2016. A total salary of $60,000 and $180,000 were accrued and reflected as an expense during the years ended December 31, 2016 and 2015, respectively. The total balance due to Mr. Levy for accrued salaries at December 31, 2016 and 2015 were $240,000 and $180,000, respectively.

The Company had an employment agreement with the Chief Operating Officer, Mr. Roberts, whereby the Company provided for compensation of $10,000 per month effective in June 2016. A total salary of $60,000 were accrued and reflected as an expense during the year ended December 31, 2016. The total balance due to Mr. Roberts for accrued salaries at December 31, 2016 were $60,000.

The Company had an employment agreement with the Chief Executive Officer, Mr. Cunningham, whereby the Company provided for compensation of $15,000 per month. A total salary of $180,000 and $180,000 were accrued and reflected as an expense during the years ended December 31, 2016 and 2015, respectively. The total balance due to Mr. Cunningham for accrued salaries at December 31, 2016 and 2015 were $360,000 and $180,000, respectively.

During the third quarter of 2016, the Company issued 1,000,000 shares of common stock to Mr. Cunningham as bonus. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.22 per share. Accordingly, the Company calculated the stock based compensation of $220,000 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

During the fourth quarter of 2016, the Company issued total 6,000,000 shares of common stock to Mr. Thompson and Mr. Cunningham, or 3,000,000 shares each, for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.12 per share. Accordingly, the Company calculated the stock based compensation of $720,000 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see below; Footnote 7, Notes Payable – Related Party; and Footnote 8, Convertible Notes Payable – Related Party).

7. NOTES PAYABLE

Notes payable at December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016	December 31, 2015

Notes Payable – Unrelated Party	$259,320	$60,811
Notes Payable – Related Party	166,695	119,500
Discount on notes	–	–
Total	$426,015	$180,311
Current portion	(426,015)	(180,311)
Long-term portion	$–	$–

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. As of December 31, 2012, the warrants had not been exercised. As of December 31, 2016, the Company is in default on this debenture. The balance of the note was $10,989 and $10,989 at December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company had lease payable of $170,852 in connection with 2 capital leases on 2 Mercedes Sprinter Vans for the ice cream section. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time.

The balance of $77,479 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at December 31, 2016 and 2015, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at December 31, 2016 and 2015, respectively.

On August 4, 2015, the Company entered into a Promissory Note agreement (“Note 3”) with a related party for $19,500. Note 3 bears interest at 6% per year and matures on December 31, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. The Company repaid $10,500 to the related party in 2016, therefore, the balance of Note 3 was $9,000 at December 31, 2016.

As of December 31, 2016, the Company also had note payable of $57,695 to the prior owner of Repicci’s Group, which was planned to be paid off by the issuance of common shares of the Company at the price of $.20 per share.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2016	$426,015
2017	–
2018	–
2019	–
2020	–
Total	$426,015

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

Convertible notes at December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016	December 31, 2015

Convertible Notes Payable – Unrelated Party	$179,285	$29,700
Convertible Notes Payable – Related Party	165,000	165,000
Discount on notes	(21,833)	–
Total - Current	$322,452	$194,700

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 4”) in the amount of $9,000. Note 4 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 4 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is currently in default on Note 4. On August 17, 2015, a portion of principal of $1,500 was converted into 300,000 shares of Common Stock of the Company upon the request of the holder. During the year ended December 31, 2016, the note holder converted $3,715 principal and $1,310 accrued interest payable into 1,005,000 shares of common stock at a conversion price of $0.005 per share. And $3,000 of principal is forgiven by the note holder. In addition, the Company agreed to reimburse the holder’s certificate processing cost by adding $1,000 to the principal for each note conversion pursuant to an addendum, dated February 3, 2016. The balance of the note was $2,785 and $7,500 at December 31, 2016 and 2015, respectively.

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

The table below sets forth the assumptions for Black-Scholes valuation model on May 6, 2015 (inception) and December 31, 2015, and March 8, 2016, respectively. For the year ended December 31, 2016, the Company decreased the derivative liability of $13,948 at December 31, 2015 by $1,731, resulting in a derivative liability of $12,217 at March 8, 2016.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk- free Rate
5/6/2015	$22,495	0.33	$0.83	$1.69	507%	0.0002
12/31/2015	$13,948	0.003	$0.04	$0.08	533%	0.0014
3/8/2016	$12,217	0.003	$0.03	$0.05	569%	0.0027

The Company is currently in default on Note 5. During the year ended December 31, 2016, the note holders converted $12,200 unpaid principal and $1,140 accrued interest payable into 2,668,000 shares of common stock at a conversion price of $0.005 per share. As of December 31, 2016, the principal and accrued interest of Note 5 were paid in full. The Company recorded interest expense related to Note 5 in amount of $341 and $799 during the years ended December 31, 2016 and 2015, respectively.

The Notes
Proceeds	$12,200
Less derivative liabilities on initial recognition	(12,200)
Value of the Notes on initial recognition	–
Add accumulated accretion expense	12,200
Conversion during year ended December 31, 2016	(12,200)
Balance as of December 31, 2016	$–

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

The Company is currently in default on Note 6 and bears default interest at ten percent per year. As of December 31, 2016, the carrying values of Note 6 were $10,000 and the debt discount was $0. The Company recorded interest expense related to Note 6 in amount of $1,000 and $359 during the years ended December 31, 2016 and 2015, respectively. The accrued interest of Note 6 was $1,359 and $359 as of December 31, 2016 and 2015, respectively.

The Notes
Proceeds	$10,000
Less derivative liabilities on initial recognition	(10,000)
Value of the Notes on initial recognition	0
Add accumulated accretion expense	10,000
Balance as of December 31, 2016	$10,000

On February 9, 2016, the Company entered into a 15% convertible line of credit (“Note 7”) with an unrelated entity in the amount up to $50,000. On February 9, 2016, the Company received $17,500 cash for the line of credit, matured on February 9, 2017, and unsecured. Note 7 is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. However, Note 7 is not converted after 6 months of the effective date of this Note. When Note 7 was entitled to be converted after August 9, 2016 up to December 31, 2016, $0.03 should be the conversion price. This does not give rise to derivative liability accounting related to Note 7 since the conversion ratio is not considered floorless. However, the Company has determined that there is a beneficial conversion feature since the conversion price was lower than the market price. As a result, Note 7 was discounted in the amount of $17,500 and amortized over the remaining life of this Note due to the intrinsic value of the beneficial conversion option. During the year ended December 31, 2016, the Company recorded interest expense related to Note 7 in amount of $2,345 and amortization of debt discounts in amount of $14,000. This resulted in an unamortized debt discount of $3,500 as of December 31, 2016.

On October 28, 2016, the Company received $25,000 cash pursuant to the terms of Note 7, matured on October 28, 2017 (“Note 7-1”). Note 7-1 is not converted after 6 months of the effective date of this Note, which is April 28, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 7-1 is entitled for conversion. During the year ended December 31, 2016, the Company recorded interest expense related to Note 7-1 in amount of $658.

On March 8, 2016, the Company entered into a 15% convertible promissory note in the principal of $50,000 (“Note 8”) with an unrelated entity for services rendered. Note 8 is matured on March 8, 2017, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. However, Note 8 is not converted after 6 months of the effective date of this Note. When Note 8 was entitled to be converted after September 8, 2016 up to December 31, 2016, $0.03 should be the conversion price. This does not give rise to derivative liability accounting related to Note 8 since the conversion ratio is not considered floorless. However, the Company has determined that there is a beneficial conversion feature since the conversion price was lower than the market price. As a result, Note 8 was discounted in the amount of $50,000 and amortized over the remaining life of this Note due to the intrinsic value of the beneficial conversion option. During the year ended December 31, 2016, the Company recorded interest expense related to Note 8 in amount of $6,208 and amortization of debt discounts in amount of $31,667. This resulted in an unamortized debt discount of $18,333 as of December 31, 2016.

On September 12, 2016, the Company entered into a 10% convertible promissory note in the principal of $80,000 (“Note 9”) with an unrelated entity for services rendered. Note 9 is matured on September 12, 2017, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing bid price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. However, Note 9 is not converted after 6 months of the effective date of this Note, which is March 12, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 9 is entitled for conversion. During the year ended December 31, 2016, the Company recorded interest expense related to Note 9 in amount of $2,444.

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company is in default on Debenture 1, and the warrants have not been exercised. The balance of Debenture 1 was $150,000 and $150,000 at December 31, 2016 and 2015, respectively. The Company recorded interest expense related to Debenture 1 in amount of $18,000 and $18,000 during the years ended December 31, 2016 and 2015, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is in default on Debenture 2. The balance of Debenture 2 was $15,000 and $15,000 at December 31, 2016 and 2015, respectively. The Company recorded interest expense related to Debenture 1 in amount of $1,800 and $1,800 during the years ended December 31, 2016 and 2015, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2016	$177,785
2017	$344,285

9. DERIVATIVE LIABILITIES

There was no derivative liabilities as of December 31, 2016.

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

10. PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for 2016 and 2015. As of December 31, 2016 and 2015, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $41,783 and $38,902, respectively.

11. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the years. There were no dilutive earnings per share for the years ended December 31, 2016 and 2015 due to net loss during the years.

The following table sets forth the computation of basic net loss per share for the years indicated:

	For the years ended
	December 31, 2016	December 31, 2015

Numerator:
Net (loss)	$(2,254,492)	$(3,944,421)

Denominator:
Weighted-average shares outstanding	13,600,570	7,644,291

Basic earnings (loss) per share	$(0.17)	$(0.52)

12. CAPITAL STOCK

Series A Preferred Stock

As of December 31, 2016 and 2015, the Company has designated four shares of preferred stock as Series A Preferred Stock (“Series A”), with a par value of $.0001 per share, of which one share of preferred stock is issued and outstanding. Series A is authorized to have four shares which do not bear dividends and converts to common shares at four times the sum of: all shares of Common Stock issued and outstanding at time of conversion plus all shares of Series B Preferred Stock issued and outstanding at time of conversion divided by the number of issued Class A shares at the time of conversion, and have voting rights four times the sum of: all shares of Common Stock issued and outstanding at time of voting plus all shares of Series B Preferred Stocks issued and outstanding at time of voting divided by the number of Class A shares issued at the time of voting.

Series B Preferred Stock

As of December 31, 2016 and 2015, the Company has designated 5,000,000 shares of preferred stock as Series B Preferred Stock (“Series B”), with a par value $0.001 and $2.50 price per share, of which 4,386,031 and 4,978,028 shares of preferred stock are issued and outstanding, respectively. Shares of Series B are anti-dilutive to reverse splits. The conversion rate of shares of Series B, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series B shall have no voting rights. The price of each share of Series B may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares.

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

During the year ended December 31, 2016, 591,997 shares of Series “B” Preferred Stock were converted into 2,959,985 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Series C Preferred Stock

As of December 31, 2016 and 2015, the Company has designated 250 shares of preferred stock as Series C Preferred Stock (“Series C”), with a par value of $.00001 per share, of which 118 and 113 shares are issued and outstanding, respectively. Shares of Series C are non-dilutive to reverse splits. The conversion rate of shares of Series C, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series C converts to 100,000 shares of Common Stock. Each share of Series C shall have one vote for any election or other vote placed before the shareholders of the Company. The price of each share of Series C may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares. Shares of Series C may not be converted into shares of Common Stock for a period of: a) six months after purchase, if the Company voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) 12 months if the Company does not file such public reports.

During the year ended December 31, 2015, the Company sold 4 shares of Series C to various investors at a price of $2.50 per share and 1 share at a price of $4.00 per share, or totaled $14 in cash.

Blank Check Preferred Stock

As of December 31, 2016 and 2015, the Company has designated 100,000,000 shares of Blank Check Preferred Stock, of which 1,094,019 and 1,094,019 shares have been issued with Designations, Rights & Privileges. The following Series have been assigned from the inventory of Blank Check Preferred Shares. The amount of Blank Check Preferred Stock is 98,905,981 as of December 31, 2016.

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

There was no change in Series D Preferred Stock in 2016 and 2015.

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

There was no change in Series E Preferred Stock in 2016 and 2015.

Series F Preferred Stock

On May 15, 2014, the Company completed the acquisition of We Three, LLC (d/b/a Affordable Housing Initiative) (“AHI”). The Company issued 280,069 shares of Series F Preferred Stock (“Series F”) as consideration for this acquisition. The fair value of We Three LLC was $1,000,000 (see Note 2). Based on the price of $2.50 per share for the Series F Preferred Stock, the fair value of the stock issuance of Series F Preferred Stock was $700,174, resulting in the gain of $299,826 on investment in We Three, which was offset the goodwill impairment at the end of 2014. In addition, the Company sold 156,503 shares of Series F-1 Preferred Stock (Series F-1”), to various investors at a price of $2.50 per share, or totaled $391,248 in cash. Shares of Series F are anti-dilutive to reverse splits. The conversion rate of shares of Series F, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series F shall have voting rights equal to five votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series F shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws. The initial price of each share of Series F shall be $2.50.

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

There was no change in Series F and Series F-1 Preferred Stock in 2016.

Series H Preferred Stock

On August 10, 2016, the Company completed the acquisitions of FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. (collectively referred to as “Repicci’s Group”). Pursuant to the acquisition agreement, the Company agreed to issue 4,859,379 shares of Series H Preferred Stock as consideration for the acquisition of Repicci’s Group. The combined book value of Repicci’s Group was $(203,622) as set forth below. Based on the price of $.15 per share for the Series H Preferred Stock, which was determined by the market price of common stock at $.12 per share on the acquisition date multiplied by the conversion ratio of 1:1.25, the fair value of the stock issuance of Series H Preferred Stock was $728,907, resulting in the goodwill of $932,529. The 4,859,379 shares of Series H Preferred Stock were issued subsequently to the date of this report. Accordingly, the Company recorded Series H Preferred Stock to be issued of $728,907 in the consolidated balance sheet as of December 31, 2016.

Common Stock

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

2016

During the year ended December 31, 2016, the Company issued 90,000 shares of Common Stock to an investor for total cash payment of $4,500 pursuant to the executed subscription agreements, which was collected in 2015 and recorded as common stock to be issued as of December 31, 2015. The balance of common stock to be issued was $500 as of December 31, 2016.

During the year ended December 31, 2016, the Company issued total 1,159,116 shares of Common Stock to investors for total cash payment of $136,500 pursuant to the executed subscription agreements.

During the year ended December 31, 2016, the Company issued 3,673,000 shares of common stock for the conversion of unpaid convertible notes principal and accrued interest in amount of $15,915 and $2,450, respectively, at a price of $0.005 per share.

During the year ended December 31, 2016, the Company issued 200,000 shares of common stock for the conversion of unpaid convertible notes principal $6,000, at a price of $0.03 per share.

During the year ended December 31, 2016, the Company issued 25,599 shares of common stock to a Consultant for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.0475 per share. Accordingly, the Company calculated the stock based compensation of $1,216 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued 387,990 shares of common stock to a Consultant for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.09 per share. Accordingly, the Company calculated the stock based compensation of $34,919 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued 1,000,000 shares of common stock to Mr. Cunningham, Company’s Chief Executive Officer, as bonus. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.22 per share. Accordingly, the Company calculated the stock based compensation of $220,000 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued 66,667 shares of common stock to a consultant for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.22 per share. Accordingly, the Company calculated the stock based compensation of $14,667 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued total 6,000,000 shares of common stock to Mr. Thompson and Mr. Cunningham, or 3,000,000 shares each, for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.12 per share. Accordingly, the Company calculated the stock based compensation of $720,000 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued 248,333 shares of common stock to two consultants for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.12 per share. Accordingly, the Company calculated the stock based compensation of $29,800 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating leases of $160,840 and $255,535 for the years ended December 31, 2016 and 2015, respectively, consisting of the followings.

	For the years ended
	December 31, 2016	December 31, 2015

Restaurants	$83,309	$155,666
Lot	62,364	62,255
Office	14,835	33,620
Equipment Rentals	332	3,994
Total	$160,840	$255,535

14. INCOME TAXES

At December 31, 2016, the Company had federal and state net operating loss carry forwards of approximately $45,500,000 that expire in various years through the year 2036.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2016 and 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2016 and 2015 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $17,745,000 and $16,770,000, respectively, less a valuation allowance in the amount of approximately $17,745,000 and $16,770,000, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in both 2016 and 2015. The valuation allowance increased by approximately $975,000 for the year ended December 31, 2016.

The Company’s total deferred tax asset as of December 31, 2016 and 2015 is as follows:

	2016	2015
Deferred tax assets	$17,745,000	$16,770,000
Valuation allowance	(17,745,000)	(16,770,000)

Net deferred tax asset	$–	$–

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2016 and 2015 is as follows:

	2016		2015
Income tax computed at the federal statutory rate	34%		34%
Income tax computed at the state statutory rate	5%		5%
Valuation allowance	(39%	)	(39%	)
Total deferred tax asset	0%		0%

15. SEGMENT REPORTING

The Company has three reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:(1) Mobile home lease (We Three), (2) Company-owned Pizza Restaurants (Romeo’s NY Pizza), and (3) “Repicci’s Italian Ice” franchised stores.These segments are a result of differences in the nature of the products and services sold.Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. Other revenue consists of nonrecurring items.

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

The number of franchise agreements in force as of December 31, 2016 was 48, five of which are “mobile” unites.

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

	For the year ended
	December 31, 2016	December 31, 2015
Revenues:
We Three	$152,120	$168,621
Romeo’s NY Pizza	603,787	1,210,880
Repicci’s Group	369,416	–
Others	24,928	10,100
Consolidated revenues	$1,150,251	$1,389,601

Cost of Sales:
We Three	$145,795	$134,912
Romeo’s NY Pizza	404,481	862,818
Repicci’s Group	246,797	–
Others	–	–
Consolidated cost of sales	$797,073	$997,730

Income (Loss) before taxes
We Three	$(16,201)	$14,216
Romeo’s NY Pizza	(32,594)	14,667
Repicci’s Group	(229,985)	–
Others	(1,975,712)	(3,973,304)
Consolidated loss before taxes	$(2,254,492)	$(3,944,421)

	As of	As of
	December 31, 2016	December 31, 2015
Assets:
We Three	$216,433	$243,134
Romeo’s NY Pizza	19,241	76,386
Repicci’s Group	411,606	–
Others	1,824,729	892,959
Combined assets	$2,472,009	$1,212,479

16. MATERIAL ACQUISITION

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

As of December 31, 2016, the shares are not issued.

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

As of December 31, 2016, the shares are not issued.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

Stock issuance:

Subsequent to December 31, 2016, the 4,859,379 shares of Series H Preferred Stock were issued pursuant to the acquisition agreement with Repicci’s Group.

Subsequent to December 31, 2016, the 2,184,075 shares of Common Stock were issued pursuant to the acquisition agreement with Repicci’s Group.

Subsequent to December 31, 2016, 977,400 shares were issued for debt conversion.

Subsequent to December 31, 2016, 100,000 shares were issued for cash of $10,000.

Subsequent to December 31, 2016, 4,323,610 shares were issued for Series B Preferred Stock conversion.

Subsequent to December 31, 2016, 250,000 shares were issued for services rendered.

Notes payable:

On January 27, 2017, the Company entered into a 15% convertible line of credit with an unrelated entity in the amount up to $250,000. The Company received total $115,000 cash pursuant to the terms of this Note as of the date of this Report.

On April 6, 2017, the Company entered into a 15% convertible promissory note with an unrelated entity in the amount of $50,000. The Company received $50,000 cash pursuant to the terms of this Note as of the date of this Report.

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

As of December 31, 2016, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.      As of December 31, 2016, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.       As of December 31, 2016, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2016 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

							Long-Term Compensation
		Annual Compensation					Awards	Payouts
Names					Under		Restricted
Executive				Other	Options/		Shares or		Other
Officer and				Annual	SARs		Restricted	LTIP	Annual
Principal		Salary	Bonus	Compensation	Granted		Share/Units	Payouts	Compensation
Position	Year	(US$)	(US$)	(US$)	(#)		(US$)	(US$)	(US$)
Daniel
Thompson	2014	300,000	0	0		0	2,257,018	0	0
Chairman of	2015	240,000	0	0		0	0	0	0
the Board of	2016	240,000	0	0		0	360,000	0	0
Directors

Alex	2014	0	0	0		0	0	0	0
Cunningham
President and	2015	180,000	0	0		0	0	0	0
Chief	2016	180,000	0	0		0	580,000	0	0
Executive
Officer

Dr. Rolan	2014	0	0	0		0	0	0	0
Roberts II
Chief	2015	0	0	0		0	0	0	0
Operating	2016	60,000	0	0		0	0	0	0
Officer

Employment Agreements

We have an employment agreement, renewed May 15, 2014, with the Chairman, Mr. Thompson whereby we provide for compensation of $20,000 per month.

We have an employment agreement with the Chief Executive Officer, Mr. Cunningham, whereby we provide for compensation of $15,000 per month.

We have an employment agreement with the Chief Operating Officer, Mr. Roberts, whereby we provide for compensation of $10,000 per month.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Daniel Thompson 401 East Las Olas Blvd. Unit 1400 Ft. Lauderdale, Florida	5,927,200	23.50%

Alex Cunningham
401 East Las Olas Blvd. Unit 1400
Ft. Lauderdale, Florida	4,000,000	15.86%
All directors and officers and 5% stockholders as a group	9,927,200	39.36%

(1) Based on 25,223,578 shares of common stock issued and outstanding as of December 31, 2016.

Note: Daniel Thompson also owns 1 share of Preferred “A”, 720,000 shares of Preferred “B” and 1 share of Preferred “C”; and Alex Cunningham also owns 9,999 shares of Preferred “B” and 1 share of Preferred “C”, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of December 31, 2016 and 2015, the Company had $84,540 and $81,905 due to Daniel Thompson.

Refreshment Concepts, LLC leases its premises from its prior owner under a month-to-month lease at the rate of $1,500 per month. As of December 31, 2016, the Company had lease payable of $25,250 to the related party.

As of December 31, 2016, the Company also had $378,037 due to the prior owner of Refreshment Concepts LLC, which was planned to be paid off by the issuance of common shares of the Company at the price of $.20 per share.

In addition, the Company has an employment agreement, renewed May 15, 2014, with Daniel Thompson whereby the Company changed Daniel Thompson’s compensation to $20,000 per month from $25,000. Accordingly, a total salary of $240,000 and $240,000 were accrued and reflected as an expense to Daniel Thompson during the years ended December 31, 2016 and 2015, respectively. The accrued salaries payable to Daniel Thompson was $742,500 and $502,500 as of December 31, 2016 and 2015, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month in 2015 and $10,000 per month in 2016. Mr. Levy resigned on June 7, 2016. A total salary of $60,000 and $180,000 were accrued and reflected as an expense during the years ended December 31, 2016 and 2015, respectively. The total balance due to Mr. Levy for accrued salaries at December 31, 2016 and 2015 were $240,000 and $180,000, respectively.

The Company had an employment agreement with the Chief Operating Officer, Mr. Roberts, whereby the Company provided for compensation of $10,000 per month effective in June 2016. A total salary of $60,000 were accrued and reflected as an expense during the year ended December 31, 2016. The total balance due to Mr. Roberts for accrued salaries at December 31, 2016 were $60,000.

The Company had an employment agreement with the Chief Executive Officer, Mr. Cunningham, whereby the Company provided for compensation of $15,000 per month. A total salary of $180,000 and $180,000 were accrued and reflected as an expense during the years ended December 31, 2016 and 2015, respectively. The total balance due to Mr. Cunningham for accrued salaries at December 31, 2016 and 2015 were $360,000 and $180,000, respectively.

During the third quarter of 2016, the Company issued 1,000,000 shares of common stock to Mr. Cunningham as bonus. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.22 per share. Accordingly, the Company calculated the stock based compensation of $220,000 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

During the fourth quarter of 2016, the Company issued total 6,000,000 shares of common stock to Mr. Thompson and Mr. Cunningham, or 3,000,000 shares each, for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.12 per share. Accordingly, the Company calculated the stock based compensation of $720,000 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

Conversion of equity

During the year ended December 31, 2016, 591,997 shares of Series “B” Preferred Stock were converted into 2,959,985 shares of Common Stock of the Company per the preferred shareholder’s instruction.

During the year ended December 31, 2015, 325,862 shares of Series “B” Preferred Stock were converted into 1,610,206 shares of Common Stock of the Company per the preferred shareholder’s instruction.

ITEM 14. PRINCIPAL LEGAL AND ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Legal and Accounting Fees	$20,000	$20,000
Tax Fees	0	0
All Other Fees	10,500	10,500
Total	$30,500	$30,500

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1 *	Articles of Incorporation
3.2 *	Bylaws
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of April 2017.

CARDIFF INTERNATIONAL, INC.

/s/ Alex Cunningham
Alex Cunningham
Chief Executive Officer

/s/ Alex Cunningham
Alex Cunnningham
(Duly Authorized, Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Thompson	Chairman of the Board of Directors	April 17, 2017
Daniel Thompson

