Form 10-Q
period 2017-03-31
CARDIFF INTERNATIONAL INC
filed 2017-05-22
CIK 811222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Common Stock outstanding at March 31, 2017, 25,223,578 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CARDIFF INTERNATIONAL, INC.

For the Quarter ending March 31, 2017

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
ASSETS

Current assets
Cash	$485,824	$62,948
Accounts receivable, net	478,738	32,008
Inventory	42,229	42,229
Prepaid and other	57,632	36,990
Total current assets	1,064,423	174,175

Property and equipment, net of accumulated depreciation of $2,263,682 and $838,736, respectively	756,940	736,672
Land	603,000	603,000
Intangible assets	185,320	24,105
Deposits	59,976	1,528
Due from related party	283	–
Goodwill	2,835,304	932,529
	$5,505,246	$2,472,009

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$605,993	$65,901
Accrued expenses	1,165,996	949,975
Accrued expenses - related parties	923,069	767,750
Interest payable	252,949	231,452
Accrued payroll taxes	42,402	41,783
Due to officers and shareholders	95,540	503,127
Line of credit	18,781	10,000
Common stock to be issued	500	500
Series J preferred shares to be issued	2,066,687	–
Series I preferred shares to be issued	10,000	–
Series H preferred shares to be issued	–	728,907
Notes payable, unrelated party	292,532	259,320
Notes payable - related party	142,345	166,695
Convertible notes payable, net of debt discounts of $71,556 and $21,833, respectively	293,944	157,452
Convertible notes payable - related party	165,000	165,000
Tax payable	92,232	23,444
Total current liabilities	6,167,970	4,071,306

Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1, H	8,924	5,480
Series C preferred	–	–
Common stock; 200,000,000 shares authorized with $0.001 par value; 36,089,183 and 25,223,578 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	36,089	25,224
Additional paid-in capital	45,309,339	43,831,356
Retained deficit	(46,017,076)	(45,461,357)
Total shareholders' equity (deficiency)	(662,724)	(1,599,297)

Total liabilities and shareholders' equity (deficiency)	$5,505,246	$2,472,009

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For The Three Months Ended
	March 31, 2017	March 31, 2016

REVENUE
Rental income	$46,010	$40,613
Sales of pizza	134,237	214,593
Sales of ice cream	260,653	–
Financial services income	269,417	–
Other	3,745	18,090
Total revenue	714,062	273,296

COST OF SALES
Rental business	33,621	29,970
Pizza restaurants	94,303	106,903
Ice cream stores	151,305	–
Financial services	200,761	–
Other	–	–
Total cost of sales	479,990	136,873

GROSS MARGIN	234,072	136,423

OPERATING EXPENSES	687,944	330,833

GAIN (LOSS) FROM OPERATIONS	(453,872)	(194,410)

OTHER INCOME (EXPENSE)
(Loss) from extinguishment of debt	(45,933)	–
Change in value of derivative liability	–	1,731
Interest expense	(25,637)	(8,741)
Amortization of debt discounts	(30,277)	–
(Loss) from disposal of fixed assets	–	(2,442)
Total other income (expenses)	(101,847)	(9,452)

NET INCOME (LOSS) FOR THE PERIOD	(555,719)	(203,862)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	30,153,144	9,528,026

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For The Three Months Ended
	March 31, 2017	March 31, 2016
Net (loss) from continuing operations	$(555,719)	$(203,862)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	48,260	17,958
Impairment loss on goodwill
Loss (gain) from disposal of fixed assets	–	2,442
Loss on extinguishment of debt	45,933	–
Amortization of loan discount	30,277	–
Change in value of derivative liability	–	(1,731)
Stock based compensation	58,750	36,135
Warrants expenses	47,000	–
Convertible note issued for services rendered	80,000	50,000
(Increase) decrease in:
Accounts receivable	(113,825)	–
Inventory	–	–
Deposits	(5,422)	(6,995)
Prepaids and other	13,436	(6,439)
Increase (decrease) in:
Accounts payable	120,870	(11,102)
Accrued expenses	105,653	60,133
Interest payable	21,599	8,741
Tax payable	(1,500)	–
Accrued payroll taxes	619	(249)
Accrued officers' salaries	75,000	31,755
Net cash (used in) operating activities	(29,069)	(23,214)
INVESTING ACTIVITIES
Proceeds on sale of fixed assets	–	18,219
Purchase of fixed assets	(7,298)	(3,974)
Net cash provided by (used in) investing activities	(7,298)	14,245
FINANCING ACTIVITIES
Due from / to related party	4,595	19,697
Proceeds from sales of stock	20,000	9,000
Proceeds from convertible notes payable	115,000	17,500
(Repayments to) notes payable - related party	–	(10,500)
Proceeds from line of credit	8,781	–
(Repayments to) proceeds from notes payable	(16,788)	461
Net cash provided by financing activities	131,588	36,158
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	95,221	27,189
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	390,603	31,559
CASH AND CASH EQUIVALENTS, END OF PERIOD	$485,824	$58,748
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$9,887	$5,000
Cash carried over from acquisition	$327,655	$–

The accompanying notes are an integral part of these financial statements

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2016 and 2015 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2016.

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff International, Inc. (“Cardiff”, the “Company”), a publicly held corporation. In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to the Company’s shareholders. The reason for this strategy was to protect the Company’s shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, the Company had negated more than 90% of all its debt; by March 31, 2017, the Company had completed the acquisition of seven businesses: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; FDR Enterprises, Inc.; Refreshment Concepts, LLC; Repicci’s Franchise Group, LLC and Consulting Services Support Corporation (CSSC Corp) and its subsidiaries Decision Technology Corporation and CSSC Services and Solutions, Incorporation. In addition, there are three acquisitions: Titancare, LLC, York County In Home Care, Inc., Ride Today Acceptance, LLC pending as of the date of this report.

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

Edge View Properties, Inc. acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016.

Consulting Services Support Corporation (CSSC Corp) and its subsidiaries Decision Technology Corporation and CSSC Services and Solutions, Incorporation, acquired on March 10, 2017.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and, as such, has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of March 31, 2017, the Company had shareholders’ deficit of $662,724. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

2. ACQUISITIONS

On March 10, 2017, the Company completed the acquisitions of Consulting Services Support Corporation (CSSC Corp) and its subsidiaries Decision Technology Corporation and CSSC Services and Solutions, Incorporation (collectively referred to as “CSSC Group”). Pursuant to the acquisition agreement, the Company agreed to issue 6,056,227 shares of Series J Preferred Stock as consideration for the acquisition of CSSC Group. The combined book value of CSSC Group was $163,912 as set forth below. Based on the price of $.34 per share for the Series J Preferred Stock, which was determined by the market price of common stock at $.273 per share on the acquisition date multiplied by the conversion ratio of 1:1.25, the fair value of the stock issuance of Series J Preferred Stock was $2,066,687, resulting in the goodwill of $1,902,775. The 6,056,227 shares of Series J Preferred Stock were issued subsequently to the date of this report. Accordingly, the Company recorded Series J Preferred Stock to be issued of $2,066,687 in the consolidated balance sheet as of March 31, 2017.

Fair Value
Cash	$327,655
Accounts receivable	332,904
Other assets	615,740
Property and equipment	48,021
Goodwill	1,902,775
Liabilities	(1,160,408)
Total	$2,066,687

CSSC Group was formed to provide support to accounting firms, law firms, community banks, as well as a variety of other professional consulting firms wishing to expand their consulting services capabilities into the financial services market throughout the United States.

CSSC provides its consulting service support to affiliated firms, under long-term agreements. The Company has five wholly-owned subsidiaries to provide these services:

CSSC Investment Advisory Services, Inc. (incorporated in Michigan on January 21, 1998), a registered investment advisory firm, to provide investment advisory services;

CSSC Brokerage Services, Inc. (incorporated in Michigan on February 28, 2001), a registered broker/dealer, to provide securities brokerage and trading services;

CSSC Insurance Services, Inc. (incorporated in Michigan on January 21, 1998), to provide general insurance services;

CSSC Healthcare Consulting, Inc. (incorporated in Michigan on December 9, 2010), to provide consulting services and physician recruitment services to hospital systems and physician groups;

CSSC Philanthropic Services, Inc. (incorporated in Michigan on October 26, 2011), to provide charitable and non-profit fund raising services, as well as guidance on best practices in charitable fundraising, charitable giving, and endowment administration;

The results of the operations for CSSC Group have been included in the consolidated financial statements since the date of the acquisitions (March 10, 2017). The following table presents the unaudited pro forma results of continuing operations for the three months ended March 31, 2017 and for the year ended December 31, 2016, as if the acquisitions had been consummated at the beginning of the period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future. The Pro forma adjustments are to eliminate all significant intercompany accounts and transactions within Repicci’s Group.

CARDIFF INTERNATIONAL, INC.

Pro Forma Condensed Combined Statement of Operations

For the three months ended March 31, 2017

	CDIF and subsidiaries	F.D.R Enterprises	Refreshment Concept LLC	Repicci’s Franchise Group	CSSC Group	Pro forma adjustment	Pro forma combined total
REVENUE
Rental income	$46,010	$–	$–	$–	$–	$–	$46,010
Sales of pizza	134,237	–	–	–	–	–	134,237
Sales of ice cream	–	25,983	72,763	172,603	–	(10,696)	260,653
Consulting services	–	–	–	–	705,234	–	705,234
Other	3,745	–	–	–	–	–	3,745
Total revenue	183,992	25,983	72,763	172,603	705,234	(10,696)	1,149,879
COST OF SALES
Rental business	33,621	–	–	–	–	–	33,621
Pizza restaurants	94,303	–	–	–	–	–	94,303
Ice cream stores	–	7,763	93,157	57,191	–	(6,806)	151,305
Consulting services	–	–	–	–	558,303	–	558,303
Other	–	–	–	–	–	–	–
Total cost of sales	127,924	7,763	93,157	57,191	558,303	(6,806)	837,532

GROSS MARGIN	56,068	18,220	(20,394)	115,412	146,931	(3,890)	312,347

OPERATING EXPENSES	551,753	20,437	30,496	20,669	246,644	–	869,999

GAIN (LOSS) FROM OPERATIONS	(495,685)	(2,217)	(50,890)	94,743	(99,713)	–	(557,652)

OTHER INCOME (EXPENSE)
Loss from debt extinguishment	(45,933)	–	–	–	–	–	(45,933)
Amortization of debt discounts	(30,277)	–	–	–	–	–	(30,277)
Change in value of derivative liability	–	–	–	–	–	–	–
Interest expense	(21,599)	(5)	(1,221)	(2,812)	–		(25,637)
Total other income (expenses)	(97,809)	(5)	(1,221)	(2,812)	–	–	(101,847)

NET INCOME (LOSS) FOR THE PERIOD	(593,494)	(2,222)	(52,111)	91,931	(99,713)	(3,890)	(659,499)

INCOME (LOSS) PER COMMON SHARE
- Basic	$(0.02)	**	**	**	**	$–	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
- Basic							30,153,144

** Less than $.01

3. FIXED ASSETS

Plant and equipment, net as of March 31, 2017 and December 31, 2016 was $756,940 and $736,672, respectively, consisting of the following:

	March 31, 2017	December 31, 2016

Furniture, fixture and equipment	2,135,819	903,249
Leasehold improvements	884,803	672,159
	3,020,622	1,575,408
Less: accumulated depreciation	(2,263,682)	(838,736)
Plant and equipment, net	756,940	736,672

As of March 31, 2017 and December 31, 2016, intangible assets, net was $185,320 and $24,105, respectively, consisting of patents of $296,355 held by CSSC Group and franchise fee of $24,105 paid by Repicci’s Group

During the three months ended March 31, 2017 and 2016, depreciation and amortization expense was $48,260 and $17,958, respectively.

4. LAND

As of March 31, 2017 and December 31, 2016, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. Based on the price of $2.50 per share, the acquisition consideration represents a $603,000 valuation. The land is currently vacant and is expected to be developed into residential community. The value of the land is not subject to be depreciated.

5. GOODWILL

As of March 31, 2017 and December 31, 2016, the Company had goodwill of $2,835,304 and $932,529, respectively, in connection with the acquisition of CSSC Group on March 10, 2017 (see Note 2) and acquisition of Repicci’s Group on August 10, 2016.

Goodwill is not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believe such assumptions are also comparable to those that would be used by other marketplace participants. The Company determined no impairment adjustment was necessary for the periods presented.

6. ACCRUED EXPENSES

As of March 31, 2017 and December 31, 2016, the Company had accrued expenses of $2,089,065 and $1,717,725, respectively, consisted of the following:

	March 31, 2017	December 31, 2016

Accrued salaries	904,626	670,381
Accrued salaries – related party	897,819	742,500
Lease payable – related party	25,250	25,250
Accrued expenses - other	261,370	279,594
Total	2,089,065	1,717,725

7. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

Refreshment Concepts, LLC leases its premises from its prior owner under a month-to-month lease at the rate of $1,500 per month. As of March 31, 2017, the Company had lease payable of $25,250 to the related party.

On January 24, 2017, the Company issued 2,010,490 shares of Common Stock to settle $402,098 due to the prior owner of Refreshment Concepts LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $80,420. As of March 31, 2017, in addition to the lease payable of $25,250, the outstanding balance due to the same prior owner was $33,345.

On January 24, 2017, the Company issued 173,585 shares of Common Stock to settle $34,717 due to the prior owner of Repicci’s Franchise Group LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $6,943. As of March 31, 2017, the outstanding balance due to the same prior owner was $1,000.

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of March 31, 2017 and December 31, 2016, the Company had $94,540 and $84,540 due to Daniel Thompson, respectively.

In addition, the Board of Directors of the Company approved to increase Daniel Thompson’s compensation to $25,000 per month from $20,000 effective January 1, 2017. Accordingly, a total salary of $75,000 and $60,000 were accrued and reflected as an expense to Daniel Thompson during the three months ended March 31, 2017 and 2016, respectively. The accrued salaries payable to Daniel Thompson was $817,500 and $742,500 as of March 31, 2017 and December 31, 2016, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month in 2015 and $10,000 per month in 2016. Mr. Levy resigned on June 7, 2016. A total salary of $0 and $30,000 were accrued and reflected as an expense during the three months ended March 31, 2017 and 2016, respectively. The total balance due to Mr. Levy for accrued salaries at March 31, 2017 and December 31, 2016 were $240,000 and $240,000, respectively.

The Company had an employment agreement with the Chief Operating Officer, Mr. Roberts, whereby the Company provided for compensation of $10,000 per month effective in June 2016. A total salary of $30,000 and $0 were accrued and reflected as an expense during the three months ended March 31, 2017 and 2016, respectively. The total balance due to Mr. Roberts for accrued salaries at March 31, 2017 and December 31, 2016 were $80,000 and $60,000, respectively.

The Board of Directors of the Company approved to increase Chief Executive Officer, Mr. Cunningham’s compensation to $25,000 per month from $15,000 effective January 1, 2017. A total salary of $75,000 and $45,000 were accrued and reflected as an expense during the three months ended March 31, 2017 and 2016, respectively. The total balance due to Mr. Cunningham for accrued salaries at March 31, 2017 and December 31, 2016 were $400,000 and $360,000, respectively.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see below; Footnote 8, Notes Payable – Related Party; and Footnote 8, Convertible Notes Payable – Related Party).

8. NOTES PAYABLE

Notes payable at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016

Notes Payable – Unrelated Party	$292,532	$259,320
Notes Payable – Related Party	142,345	166,695
Discount on notes	–	–
Total	$434,877	$426,015
Current portion	(434,877)	(426,015)
Long-term portion	$–	$–

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. As of December 31, 2012, the warrants had not been exercised. As of March 31, 2017, the Company is in default on this debenture. The balance of the note was $10,989 and $10,989 at March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the Company had lease payable of $160,229 in connection with 2 capital leases on 2 Mercedes Sprinter Vans for the ice cream section. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time.

As of March 31, 2017, the Company had notes payable of $50,000 to an unrelated party with interest at a rate of 8% per annum. The Note is unsecured and currently in default.

The balance of $71,314 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at March 31, 2017 and December 31, 2016, respectively. Note 1 is currently in default.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at March 31, 2017 and December 31, 2016, respectively. Note 2 is currently in default.

On August 4, 2015, the Company entered into a Promissory Note agreement (“Note 3”) with a related party for $19,500. Note 3 bears interest at 6% per year and matures on December 31, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. The Company repaid $10,500 to the related party in 2016, therefore, the balance of Note 3 was $9,000 at March 31, 2017. Note 3 is currently in default.

As of March 31, 2017, the Company also had note payable of $33,345 to the prior owner of Repicci’s Group.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2017	$434,877
2018	0
2019	0
2020	0
2021	0
Total	$434,877

9. CONVERTIBLE NOTES PAYABLE

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

Convertible notes at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016

Convertible Notes Payable – Unrelated Party	$365,500	$179,285
Convertible Notes Payable – Related Party	165,000	165,000
Discount on notes	(71,556)	(21,833)
Total - Current	$458,944	$322,452

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 4”) in the amount of $9,000. Note 4 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 4 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is currently in default on Note 4. On August 17, 2015, a portion of principal of $1,500 was converted into 300,000 shares of Common Stock of the Company upon the request of the holder. During the year ended December 31, 2016, the note holder converted $3,715 principal and $1,310 accrued interest payable into 1,005,000 shares of common stock at a conversion price of $0.005 per share. And $3,000 of principal is forgiven by the note holder. In addition, the Company agreed to reimburse the holder’s certificate processing cost by adding $1,000 to the principal for each note conversion pursuant to an addendum, dated February 3, 2016. During the three months ended March 31, 2017, the note holder converted $2,785 principal, $1,000 processing cost reimbursement and $102 accrued interest into 777,400 shares of common stock at a conversion price of $0.005 per share. Note 4 was paid in full as of March 31, 2017.

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

The table below sets forth the assumptions for Black-Scholes valuation model on May 6, 2015 (inception) and December 31, 2015, and March 8, 2016, respectively. For the three months ended March 31, 2016, the Company decreased the derivative liability of $13,948 at December 31, 2015 by $1,731, resulting in a derivative liability of $12,217 at March 8, 2016.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
5/6/2015	$22,495	0.33	$0.83	$1.69	507%	0.0002
12/31/2015	$13,948	0.003	$0.04	$0.08	533%	0.0014
3/8/2016	$12,217	0.003	$0.03	$0.05	569%	0.0027

As of March 31, 2017, the principal and accrued interest of Note 5 were paid in full.

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

The Company is currently in default on Note 6 and bears default interest at ten percent per year. As of March 31, 2017, the carrying values of Note 6 were $10,000 and the debt discount was $0. The Company recorded interest expense related to Note 6 in amount of $250 and $200 during the three months ended March 31, 2017 and 2016, respectively. The accrued interest of Note 6 was $1,609 and $1,359 as of March 31, 2017 and December 31, 2016, respectively.

On February 9, 2016, the Company entered into a 15% convertible line of credit (“Note 7”) with an unrelated entity in the amount up to $50,000. On February 9, 2016, the Company received $17,500 cash for the line of credit, matured on February 9, 2017, and unsecured. Note 7 is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. However, Note 7 is not convertible after 6 months of the effective date of this Note. When Note 7 was entitled to be converted after August 9, 2016 up to December 31, 2016, $0.03 should be the conversion price. This does not give rise to derivative liability accounting related to Note 7 since the conversion ratio is not considered floorless. However, the Company has determined that there is a beneficial conversion feature since the conversion price was lower than the market price. As a result, Note 7 was discounted in the amount of $17,500 and amortized over the remaining life of this Note due to the intrinsic value of the beneficial conversion option. Note 7 is currently in default and principal of $6,000 was converted into 200,000 shares of common stock at the end of 2016. During the three months ended March 31, 2017, the Company recorded interest expense, late fee and default interest related to Note 7 in total amount of $1,294 and amortization of debt discounts in amount of $3,500. There was no unamortized debt discount related Note 7 as of March 31, 2017.

On October 28, 2016, the Company received $25,000 cash pursuant to the terms of Note 7, matured on October 28, 2017 (“Note 7-1”). Note 7-1 is not convertible after 6 months of the effective date of this Note, which is April 28, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 7-1 is entitled for conversion. During the three months ended March 31, 2017, the Company recorded interest expense related to Note 7-1 in amount of $938.

On March 8, 2016, the Company entered into a 15% convertible promissory note in the principal of $50,000 (“Note 8”) with an unrelated entity for services rendered. Note 8 is matured on March 8, 2017, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. However, Note 8 is not convertible after 6 months of the effective date of this Note. When Note 8 was entitled to be converted after September 8, 2016 up to December 31, 2016, $0.03 should be the conversion price. This does not give rise to derivative liability accounting related to Note 8 since the conversion ratio is not considered floorless. However, the Company has determined that there is a beneficial conversion feature since the conversion price was lower than the market price. As a result, Note 8 was discounted in the amount of $50,000 and amortized over the remaining life of this Note due to the intrinsic value of the beneficial conversion option. Note 8 is currently in default and principal of $6,000 was converted into 200,000 shares of common stock on February 16, 2017. During the three months ended March 31, 2017, the Company recorded late fee and default interest related to Note 8 in total amount of $6,608 and amortization of debt discounts in amount of $18,333. There was no unamortized debt discount related Note 8 as of March 31, 2017.

On September 12, 2016, the Company entered into a 10% convertible promissory note in the principal of $80,000 (“Note 9”) with an unrelated entity for services rendered. Note 9 is matured on September 12, 2017, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing bid price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. However, Note 9 is not convertible after 6 months of the effective date of this Note, which is March 12, 2017. When Note 9 was entitled to be converted after March 12, 2017 up to March 31, 2017, $0.03 should be the conversion price. This does not give rise to derivative liability accounting related to Note 9 since the conversion ratio is not considered floorless. However, the Company has determined that there is a beneficial conversion feature since the conversion price was lower than the market price. As a result, Note 9 was discounted in the amount of $80,000 and amortized over the remaining life of this Note due to the intrinsic value of the beneficial conversion option. During the three months ended March 31, 2017, the Company recorded interest expenses related to Note 9 in amount of $2,000 and amortization of debt discounts in amount of $8,444. This resulted in an unamortized debt discount of $71,556 as of March 31, 2017.

On January 24, 2017, the Company entered into a 10% convertible promissory note in the principal of $80,000 (“Note 10”) with an unrelated entity for services rendered. Note 10 is matured on January 24, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing bid price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 10 is not convertible after 6 months of the effective date of this Note, which is July 24, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 10 is entitled for conversion. During the three months ended March 31, 2017, the Company recorded interest expense related to Note 10 in amount of $1,467.

On January 24, 2017, the Company entered into a 15% convertible line of credit (“Note 11”) with an unrelated entity in the amount up to $250,000. On January 27, 2017, the Company received $50,000 cash for the line of credit, matured on January 27, 2018, and unsecured. Note 11 is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 11 is not convertible after 6 months of the effective date of this Note, which is July 27, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 11 is entitled for conversion. During the three months ended March 31, 2017, the Company recorded interest expense related to Note 11 in amount of $1,313.

On February 21, 2017, the Company received $25,000 cash pursuant to the terms of Note 11, matured on February 21, 2018 (“Note 11-1”). Note 11-1 is not convertible after 6 months of the effective date of this Note, which is August 21, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 11-1 is entitled for conversion. During the three months ended March 31, 2017, the Company recorded interest expense related to Note 11-1 in amount of $396.

On March 16, 2017, the Company received $40,000 cash pursuant to the terms of Note 11, matured on March 16, 2018 (“Note 11-2”). Note 11-2 is not convertible after 6 months of the effective date of this Note, which is September 16, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 11-2 is entitled for conversion. During the three months ended March 31, 2017, the Company recorded interest expense related to Note 11-2 in amount of $250.

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company is in default on Debenture 1, and the warrants have not been exercised. The balance of Debenture 1 was $150,000 and $150,000 at March 31, 2017 and December 31, 2016, respectively. The Company recorded interest expense related to Debenture 1 in amount of $4,500 and $4,500 during the three months ended March 31, 2017 and 2016, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is in default on Debenture 2. The balance of Debenture 2 was $15,000 and $15,000 at March 31 and December 31, 2016, respectively. The Company recorded interest expense related to Debenture 1 in amount of $450 and $450 during the three months ended March 31, 2017 and 2016, respectively.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2017	$335,500
2018	$195,000

10. PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for 2016 and 2015. As of March 31, 2017 and December 31, 2016, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $42,402 and $41,783, respectively.

11. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the years. There were no dilutive earnings per share for the three months ended March 31, 2017 and 2016 due to net loss during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended
	March 31, 2017	March 31, 2016

Numerator:
Net (loss)	$(555,719)	$(203,862)

Denominator:
Weighted-average shares outstanding	30,153,144	9,528,026

Basic earnings (loss) per share	$(0.02)	$(0.02)

12. CAPITAL STOCK

During the three months ended March 31, 2017, the Company filed Amended Articles of Incorporation with the Secretary of State of Florida to amend the rights and privileges for series of Preferred Stock, and to authorize the issuance of Series I, F1, G1, H1, J1 and K1 Preferred Stock, which was effective on April 26, 2017.

Series A Preferred Stock

The Company has designated four shares of preferred stock as Series A Preferred Stock (“Series A”), with a par value of $.0001 per share, of which one share of preferred stock was issued and outstanding as of March 31, 2017. Series A is authorized to have four shares which do not bear dividends and converts to common shares at four times the sum of: all shares of Common Stock issued and outstanding at time of conversion plus all shares of Series B Preferred Stock issued and outstanding at time of conversion divided by the number of issued Class A shares at the time of conversion, and have voting rights four times the sum of: all shares of Common Stock issued and outstanding at time of voting plus all shares of Series B Preferred Stocks issued and outstanding at time of voting divided by the number of Class A shares issued at the time of voting.

Series B Preferred Stock

The Company has designated 3,000,000 shares of preferred stock as Series B Preferred Stock (“Series B”), with a par value $0.001 and $2.50 price per share, of which 3,003,202 shares of Series B preferred stock were issued and outstanding as of March 31, 2017. Shares of Series B are anti-dilutive to reverse splits. The conversion rate of shares of Series B, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Series B is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series B converts to 5 shares of Common Stock. The price of each share of Series B may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares.

During the three months ended March 31, 2017, 1,406,829 shares of Series B Preferred Stock were converted into 7,034,145 shares of Common Stock of the Company per the preferred shareholder’s instruction.

On March 31, 2017, the Company issued 24,000 shares of Series B Preferred Stock to settle legal expenses of $60,000. Based on the price of $.9075 per share for the Series B Preferred Stock, which was determined by the market price of common stock at $.1815 per share on the issuance date multiplied by the conversion ratio of 1:5, the fair value of the stock issuance of Series B Preferred Stock was $21,780, resulting in gain from extinguishment of debt in amount of $38,220.

During the three months ended March 31, 2016, 72,718 shares of Series B Preferred Stock were converted into 363,589 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Series C Preferred Stock

The Company has designated 500 shares of preferred stock as Series C Preferred Stock (“Series C”), with a par value of $.001 per share, of which 117 shares were issued and outstanding as of March 31, 2017. Shares of Series C are non-dilutive to reverse splits. The conversion rate of shares of Series C, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series C converts to 100,000 shares of Common Stock. Each share of Series C shall have one vote for any election or other vote placed before the shareholders of the Company. The price of each share of Series C may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares. Shares of Series C may not be converted into shares of Common Stock for a period of: a) six months after purchase, if the Company voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) 12 months if the Company does not file such public reports.

During the three months ended March 31, 2017, 1 share of Series C Preferred Stock were converted into 100,000 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Blank Check Preferred Stock

As of March 31, 2017, the Company has designated 100,000,000 shares of Blank Check Preferred Stock, of which 5,921,401 shares have been issued with Designations, Rights & Privileges. The following Series have been assigned from the inventory of Blank Check Preferred Shares. The amount of Blank Check Preferred Stock is 94,078,599 as of March 31, 2017.

Series D Preferred Stock

The Company has designated 800,000 shares of preferred stock as Series D Preferred Stock (“Series D”), with a par value of $.001 per share, of which 400,000 shares were issued and outstanding as of March 31, 2017. Series D is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series D converts to 5 shares of Common Stock.

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

There was no change in Series D Preferred Stock during the three months ended March 31, 2017 and 2016.

Series E Preferred Stock

The Company has designated 1,000,000 shares of preferred stock as Series E Preferred Stock (“Series E”), with a par value of $.001 per share, of which 241,199 shares were issued and outstanding as of March 31, 2017. Series E is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series E converts to 5 shares of Common Stock.

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

There was no change in Series E Preferred Stock during the three months ended March 31, 2017 and 2016.

Series F Preferred Stock

The Company has designated 800,000 shares of preferred stock as Series F Preferred Stock (“Series F”), with a par value of $.001 per share, of which 280,069 shares were issued and outstanding as of March 31, 2017. Series F is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series F converts to 5 shares of Common Stock.

The Company has designated 800,000 shares of preferred stock as Series F1 Preferred Stock (“Series F1”), with a par value of $.001 per share, of which 140,754 shares were issued and outstanding as of March 31, 2017. Series F1 is “non-Voting stock”. Each one share of Series F1 converts to 5 shares of Common Stock.

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

During the three months ended March 31, 2017, 31,997 share of Series F1 Preferred Stock were converted into 159,985 shares of Common Stock of the Company per the preferred shareholder’s instruction.

There was no change in Series F and F1 Preferred Stock during the three months ended March 31, 2016.

Series G Preferred Stock

The Company has designated 20,000,000 shares of preferred stock as Series G Preferred Stock (“Series G”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of March 31, 2017. Series G is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series G converts to 1.25 shares of Common Stock.

The Company has designated 10,000,000 shares of preferred stock as Series G1 Preferred Stock (“Series G1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of March 31, 2017. Series G1 is “non-Voting stock”. Each one share of Series G1 converts to 1.25 shares of Common Stock.

There was no change in Series G and G1 Preferred Stock during the three months ended March 31, 2017 and 2016.

Series H Preferred Stock

The Company has designated 4,859,379 shares of preferred stock as Series H Preferred Stock (“Series H”), with a par value of $.001 per share, of which 4,859,379 shares were issued and outstanding as of March 31, 2017. Series H is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series H converts to 1.25 shares of Common Stock.

The Company has designated 3,000,000 shares of preferred stock as Series H1 Preferred Stock (“Series H1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of March 31, 2017. Series H1 is “non-Voting stock”. Each one share of Series H1 converts to 1.25 shares of Common Stock.

On August 10, 2016, the Company completed the acquisitions of FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. (collectively referred to as “Repicci’s Group”). Pursuant to the acquisition agreement, the Company agreed to issue 4,859,379 shares of Series H Preferred Stock as consideration for the acquisition of Repicci’s Group. The combined book value of Repicci’s Group was $(203,622). Based on the price of $.15 per share for the Series H Preferred Stock, which was determined by the market price of common stock at $.12 per share on the acquisition date multiplied by the conversion ratio of 1:1.25, the fair value of the stock issuance of Series H Preferred Stock was $728,907, resulting in the goodwill of $932,529. The 4,859,379 shares of Series H Preferred Stock were issued during the three months ended March 31, 2017.

There was no change in Series H and H1 Preferred Stock during the three months ended March 31, 2016.

Series I Preferred Stock

The Company has designated 20,000,000 shares of preferred stock as Series I Preferred Stock (“Series I”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of March 31, 2017. Series H is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series I converts to 1.50 shares of Common Stock.

During the three months ended March 31, 2017, one investor submitted a subscription agreement to the Company regarding the purchase of 29,412 shares of the Company’s Series I Preferred Stock by cash payment of $10,000, which was collected during the first quarter of 2017. The transaction was independently negotiated between the Company and the investor. The proceeds from the subscription agreement mitigated the Company’s cash pressure in short term.

The 29,412 shares of Series I Preferred Stock was not issued as of March 31, 2017. Accordingly, the Company recorded Series I preferred shares to be issued in amount of $10,000 as of March 31, 2017.

Series J Preferred Stock

The Company has designated 10,000,000 shares of preferred stock as Series J Preferred Stock (“Series J”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of March 31, 2017. Series J is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series J converts to 1.25 shares of Common Stock.

The Company has designated 7,500,000 shares of preferred stock as Series J1 Preferred Stock (“Series J1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of March 31, 2017. Series J1 is “non-Voting stock”. Each one share of Series J1 converts to 1.25 shares of Common Stock.

On March 10, 2017, the Company completed the acquisitions of Consulting Services Support Corporation (CSSC Corp) and its subsidiaries Decision Technology Corporation and CSSC Services and Solutions, Incorporation (collectively referred to as “CSSC Group”). Pursuant to the acquisition agreement, the Company agreed to issue 6,056,227 shares of Series J Preferred Stock as consideration for the acquisition of CSSC Group. The combined book value of CSSC Group was $163,912. Based on the price of $.34 per share for the Series J Preferred Stock, which was determined by the market price of common stock at $.273 per share on the acquisition date multiplied by the conversion ratio of 1:1.25, the fair value of the stock issuance of Series J Preferred Stock was $2,066,687, resulting in the goodwill of $1,902,775. The 6,056,227 shares of Series J Preferred Stock were issued subsequently to the date of this report. Accordingly, the Company recorded Series J Preferred Stock to be issued of $2,066,687 in the consolidated balance sheet as of March 31, 2017.

There was no change in Series J and J1 Preferred Stock during the three months ended March 31, 2016.

Series K Preferred Stock

The Company has designated 9,607,840 shares of preferred stock as Series K Preferred Stock (“Series K”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of March 31, 2017. Series K is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series K converts to 1.25 shares of Common Stock.

The Company has designated 35,000,000 shares of preferred stock as Series K1 Preferred Stock (“Series K1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of March 31, 2017. Series K1 is “non-Voting stock”. Each one share of Series K1 converts to 1.25 shares of Common Stock.

There was no change in Series K and K1 Preferred Stock during the three months ended March 31, 2017 and 2016.

Common Stock

During the three months ended March 31, 2017, the Company issued 250,000 shares of Common Stock to a consultant for consulting services related to marketing and business development. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.235 per share. Accordingly, the Company recognized stock based compensation of $58,750 to the consolidated statements of operations for the three months ended March 31, 2017.

During the three months ended March 31, 2017, the note holder converted $2,785 principal, $1,000 processing cost reimbursement and $102 accrued interest into 777,400 shares of common stock at a conversion price of $0.005 per share.

During the three months ended March 31, 2017, the note holder converted $6,000 principal into 200,000 shares of common stock at a conversion price of $0.03 per share.

On January 24, 2017, the Company issued 173,585 shares of Common Stock to settle $34,717 due to the prior owner of Repicci’s Franchise Group LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $6,943.

On January 24, 2017, the Company issued 2,010,490 shares of Common Stock to settle $402,098 due to the prior owner of Refreshment Concepts LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $80,420.

On March 20, 2017, the Company issued 60,000 shares of Common Stock to settle consulting fees of $15,000. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.1965 per share, resulting in gain from extinguishment of debt in amount of $3,210.

During the three months ended March 31, 2017, one investor submitted a subscription agreement to the Company regarding the purchase of 100,000 shares of Common Stock by cash payment of $10,000. The transaction was independently negotiated between the Company and the investor. The proceeds from the subscription agreement mitigated the Company’s cash pressure in short term.

During the three months ended March 31, 2016, the Company issued 50,000 shares of Common Stock to an investor for total cash payment of $5,000 or $.10 per share, pursuant to the executed subscription agreements.

During the three months ended March 31, 2016, the Company issued 25,599 shares of common stock to a Consultant for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.0475 per share. Accordingly, the Company calculated the stock based compensation of $1,216 at its fair value and included it in the consolidated statements of operations for the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company issued 387,990 shares of common stock to a Consultant for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.09 per share. Accordingly, the Company calculated the stock based compensation of $34,919 at its fair value and included it in the consolidated statements of operations for the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company issued 65,000 shares of Common Stock to two investors for total cash payment of $4,000, or $0.05 per share, pursuant to the executed subscription agreements. And the Company issued 10,000 shares of Common Stock to be issued to one investor for total cash payment of $500 or $.05 per share, pursuant to the executed subscription agreements.

13. WARRANTS

Pursuant to a consulting agreement with an unrelated party, dated February 10, 2017, the Company agreed to grant total 800,000 warrants to a consulting for consulting services related to marketing and business development. The initial allotment of 200,000 warrants were granted during the three months ended March 31, 2017. The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on February 10, 2017.

Reporting Date	Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
2/10/2017	$47,000	3	$0.50	$0.235	535%	0.0147

Accordingly, the Company recorded warrant expenses of $47,000 during the three months ended March 31, 2017

The following tables summarize all warrant outstanding as of March 31, 2017, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2017	–	$–
Granted	200,000	0.50
Exercised	–	–
Expired	–	$–
Balance at March 31, 2017	200,000	0.50
Warrants Exercisable at March 31, 2017	200,000	$0.50

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating leases of $58,708 and $76,500 for the three months ended March 31, 2017 and 2016, respectively, consisting of the followings.

	For the three months ended
	March 31, 2017	March 31, 2016

Restaurants	$33,800	$35,536
Lot	17,381	11,324
Office	7,527	29,308
Equipment Rentals	–	332
Total	$58,708	$76,500

15. SEGMENT REPORTING

The Company has four reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:  (1) Mobile home lease (We Three), (2) Company-owned Pizza Restaurants (Romeo’s NY Pizza), (3) “Repicci’s Italian Ice” franchised stores, and (4) Financial services income (CSSC Group).  These segments are a result of differences in the nature of the products and services sold.  Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. Other revenue consists of nonrecurring items.

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

The financial services segment is run by CSSC Group, which was formed to provide support to accounting firms, law firms, community banks, as well as a variety of other professional consulting firms wishing to expand their consulting services capabilities into the financial services market throughout the United States.

CSSC provides its consulting service support to affiliated firms, under long-term agreements. The Company has five wholly-owned subsidiaries to provide these services:

CSSC Investment Advisory Services, Inc. (incorporated in Michigan on January 21, 1998), a registered investment advisory firm, to provide investment advisory services;

CSSC Brokerage Services, Inc. (incorporated in Michigan on February 28, 2001), a registered broker/dealer, to provide securities brokerage and trading services;

CSSC Insurance Services, Inc. (incorporated in Michigan on January 21, 1998), to provide general insurance services;

CSSC Healthcare Consulting, Inc. (incorporated in Michigan on December 9, 2010), to provide consulting services and physician recruitment services to hospital systems and physician groups;

CSSC Philanthropic Services, Inc. (incorporated in Michigan on October 26, 2011), to provide charitable and non-profit fund raising services, as well as guidance on best practices in charitable fundraising, charitable giving, and endowment administration;

Corporate administration and other assets primarily include the deferred tax asset, cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets. All assets are located within the United States.

	For the three months ended
	March 31, 2017	March 31, 2016
Revenues:
We Three	$46,010	$40,613
Romeo’s NY Pizza	134,237	214,593
Repicci’s Group	260,653	–
CSSC Group	269,417	–
Others	3,745	18,090
Consolidated revenues	$714,062	$273,296

Cost of Sales:
We Three	$33,621	$29,970
Romeo’s NY Pizza	94,303	106,903
Repicci’s Group	151,305	–
CSSC Group	200,761	–
Others	–	–
Consolidated cost of sales	$479,990	$136,873

Income (Loss) before taxes
We Three	$15,043	$32,383
Romeo’s NY Pizza	(38,954)	2,349
Repicci’s Group	37,598	–
CSSC Group	4,067	–
Others	(573,473)	(238,594)
Consolidated loss before taxes	$(555,719)	$(203,862)

	As of March 31, 2016	As of December 31, 2016
Assets:
We Three	$231,476	$216,433
Romeo’s NY Pizza	(6,757)	19,241
Repicci’s Group	519,508	411,606
CSSC Group	1,029,816	–
Others	3,731,203	1,824,729
Combined assets	$5,505,246	$2,472,009

16. MATERIAL ACQUISITION

Acquisition of Titancare, LLC

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

As of March 31, 2017, the shares are not issued.

Acquisition of York County In Home Care, Inc.

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

As of March 31, 2017, the shares are not issued.

Acquisition of American Cycle Finance

On April 5, 2017, the Company signed a definitive merger agreement with American Cycle Finance, formally, “Ride Today Acceptance, LLC” (Private; “American Cycle”) under which American Cycle will merge into Cardiff International as its subsidiary, American Cycle Finance, Inc., in an all-stock transaction valued at approximately $5 million.

American Cycle capitalizes on a unique and profitable financing opportunity in the U.S. sub-prime motorcycle financing market. American Cycle has spent the last two years building a financial infrastructure and expanding its dealer footprint. As of January 1st, 2017, American Cycle has 204 dealers nationwide. Unlike the subprime auto industry, American Cycle provides customers two major advantages over a subprime auto loan: 1.) favorable payment terms; 2.) assets with a slower depreciation rate.

In connection with the closing of the acquisitions, on the effective date of the signed Forward Acquisition Agreement, a Preferred “K” Class of stock was established with a value of $0.25 per share ("American Cycle’s Preferred “K” Class Stock) as consideration. The Preferred “K” Class of stock has a par value $0.001 per share. The preferred share was adjusted as a result of the authorization and declaration of a special distribution to American Cycle’s stockholders at $0.25 per share with a conversion rate of 1 to 1.25 Common Stock with a Lock-Up/Leak-Out provision limiting the sale of stock for 6 months after which conversions and sales are limited to 25% of their portfolio per year, pursuant to the terms of the Acquisition Agreement.

Pending the results of the independent audit, and unanimous debtholder participation, CDIF will issue 9,607,840 shares of CDIF Preferred “K” Shares to American Cycle’s shareholders as Stock Consideration as agreed to in the signed Forward Acquisition Agreement. Based on the price of CDIF’s Common stock at $0.25 per share, the acquisition consideration represents an approximate value of $2,401,960. Upon completion of the independent audit any changes will be announced in an amended 8K within the required 71 day period.

The shares are not issued as of the date of this Report.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

Notes payable:

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

Through inception until December 2014, we have restructured ourselves into a holding company and have acquired several additional businesses; We Three, Inc. d/b/a Affordable Housing Initiative, Romeo’s NY Pizza, Edge View Properties, FDR Enterprises, Inc. Repicci’s Franchise Group, Refreshment Concepts and Consulting Services Support Corporation.

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

Overview

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

CONSULTING SERVICES SUPPORT CORPORATION (CSSC): and its subsidiaries Decision Technology Corporation and CSSC Services and Solutions, Incorporation. CSSC is the creator and developer of a unique decision-assistance technology, the patents on which are held by Decision Technologies Corporation, a wholly-owned subsidiary of CSSC. This unique technology empowers users to comparatively evaluate thousands of mutual funds, money managers, and other financial product choices, in a manner specific with their individual needs, goals, and preferences.

CSSC was founded with the goal of transforming the way financial services are rendered, by providing to brokers, investment consultants and individual investors a new way to optimize investment choices.

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

Results of Operations

We had revenues in the amount of $714,062 for the three months ended March 31, 2017 compared to revenues of $273,296 for the three months ended March 31, 2016, an increase of 161%. Since we had various acquisitions over the past year, the increase in revenues is primarily attributable experience full revenue quarter cycles for those acquisitions. A revenue breakdown by segment is as follows:

	2017	2016
Revenues:
We Three	$46,010	$40,613
Romeo’s NY Pizza	134,237	214,593
Repicci’s Group	260,653	–
CSSC Group	269,417	–
Others	3,745	18,090
Consolidated revenues	$714,062	$273,296

The decrease in revenues from sales of pizza during this reporting period were attributable to the decrease in number of stores. We have one pizza store open in 2016. The impact from such decrease was offset by the revenues from Repicci’s Group and CSSC Group. The acquisition of Repicci’s Group was completed on August 10, 2016 and the acquisition of CSSC Group was completed on March 10, 2017. The results of the operations for Repicci’s Group and CSSC Group have been included in the consolidated financial statements since the dates of the acquisitions.

We had costs of sales in the amount of $479,990 for the three months ended March 31, 2017 compared to costs of sales in the amount of $136,873 for the three months ended March 31, 2016. The costs of sales for the periods related to each segment are as follows:

	2017	2016
Cost of Sales:
We Three	$33,621	$29,970
Romeo’s NY Pizza	94,303	106,903
Repicci’s Group	151,305	–
CSSC Group	200,761	–
Others	–	–
Consolidated cost of sales	$479,990	$136,873

The increase in cost of sales was primarily attributable to the acquisitions of Repicci’s Group and CSSC Group. The acquisition of Repicci’s Group was completed on August 10, 2016 and the acquisition of CSSC Group was completed on March 10, 2017. The results of the operations for Repicci’s Group and CSSC Group have been included in the consolidated financial statements since the dates of the acquisitions.

We had operating expenses of $687,944 for the three months ended March 31, 2017 compared to operating expenses of $330,833 for the three months ended March 31, 2016. The increase in operating expenses during the period was primarily due to our increased level of operations due to our two acquisitions and also due to an increase in professional fees associated with auditing our acquisitions. Additionally, stock based compensation increased to $58,750 for the period compared to $36,135 for the same period in 2016.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2017, we had $485,824 in cash and cash equivalents and total assets amounted to $5,505,246. At December 31, 2016 we had $62,948 of cash and cash equivalents, and total assets amounted to $2,472,006.

Net cash used in operating activities was $29,069 and $23,214 for the three months ended March 31, 2017 and 2017, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $557,719 and $203,862, respectively. These amounts were partially offset by increases in accounts payable, accrued expenses and accrued officer salaries during the 2017 period. In the 2016 period, the negative cash flows from operating activities were partially offset by increases in accrued expenses and accrued officer salaries.

Net cash used in investing activities was $7,298 for the three months ended March 31, 2017, compared to net cash provided by investing activities of $14,245 for the same period in 2016. Cash flows provided by and used in investing activities for both periods were due to fixed asset purchases and sales related to our mobile home leasing business.

Net cash provided by financing activities was $131,588 and $36,158 for three months ended March 31, 2017 and 2016, respectively. The cash flows from financing activities during the three months ended March 31, 2017 were attributable to proceeds of $20,000 from sales of stock and proceeds of $115,000 from the issuances of convertible notes payable. For the 2016 period we had cash proceeds of $19,697 from related party loans and $17,500 from the sales of common stock.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. We are currently attempting to obtain additional working capital in an equity transaction.

Off Balance Sheet Arrangements

As of March 31, 2017, we had no off balance sheet arrangements.

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

Dated: May 22, 2017	CARDIFF INTERNATIONAL, INC.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Accounting Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

