Form 10-Q
period 2017-06-30
CARDIFF INTERNATIONAL INC
filed 2017-08-21
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐          No ☒

Common Stock outstanding at June 30, 2017, 38,817,810 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CARDIFF INTERNATIONAL, INC.

For the Quarter ending June 30, 2017

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$254,865	$62,948
Accounts receivable, net	223,512	32,008
Inventory	151,732	42,229
Loans receivable	6,755,695	–
Prepaid and other	28,164	36,990
Total current assets	7,413,968	174,175

Property and equipment, net of accumulated depreciation of $929,435 and $838,736, respectively	715,621	736,672
Land	603,000	603,000
Intangible assets	11,865	24,105
Deposits	6,950	1,528
Due from related party	3,650	–
Goodwill	3,783,660	932,529
	$12,538,714	$2,472,009

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$199,283	$65,901
Accrued expenses	563,099	529,975
Accrued expenses - related parties	1,498,350	1,187,750
Interest payable	302,738	231,452
Accrued payroll taxes	42,486	41,783
Due to officers and shareholders	108,771	503,127
Line of credit	17,891	10,000
Common stock to be issued	500	500
Series I preferred shares to be issued - related party	10,000	–
Series H preferred shares to be issued	–	728,907
Series K preferred shares to be issued	2,389,950	–
Notes payable, unrelated party	7,674,519	259,320
Notes payable - related party	153,189	166,695
Convertible notes payable, net of debt discounts of $313,194 and $21,833, respectively	406,453	157,452
Convertible notes payable - related party	165,000	165,000
Derivative Liability	814,911	–
Tax payable	20,444	23,444
Total current liabilities	14,367,584	4,071,306

Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1, H	8,816	5,480
Series C preferred	–	–
Common stock; 200,000,000 shares authorized with $0.001 par value; 38,817,810 and 25,223,578 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	38,818	25,224
Additional paid-in capital	44,956,745	43,831,356
Retained deficit	(46,833,249)	(45,461,357)
Total shareholders' equity (deficiency)	(1,828,870)	(1,599,297)

Total liabilities and shareholders' equity (deficiency)	$12,538,714	$2,472,009

The accompanying notes are an integral part of these unaudited consolidated financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For The Three Months Ended		For The Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Rental income	$48,687	$40,360	$94,697	$80,973
Sales of pizza	150,640	168,923	284,877	383,516
Sales of ice cream	361,159	–	621,812	–
Financing services	594,612	–	594,612	–
Other	–	–	3,745	18,090
Total revenue	1,155,098	209,283	1,599,743	482,579

COST OF SALES
Rental business	45,566	51,000	79,187	80,970
Pizza restaurants	106,253	96,254	200,556	203,157
Ice cream stores	420,956	–	572,261	–
Financing services	325,033	–	325,033	–
Other	–	–	–	–
Total cost of sales	897,808	147,254	1,177,037	284,127

GROSS MARGIN	257,290	62,029	422,706	198,452

OPERATING EXPENSES	667,929	292,794	1,278,670	623,627

GAIN (LOSS) FROM OPERATIONS	(410,639)	(230,765)	(855,964)	(425,175)

OTHER INCOME (EXPENSE)
(Loss) Gain from extinguishment of debt	–	3,000	(45,933)	3,000
Change in value of derivative liability	(996)	–	19,797	1,731
Interest expense	(73,549)	(11,877)	(99,186)	(20,618)
Amortization of debt discounts	(360,329)	–	(390,606)	–
(Loss) from disposal of fixed assets	–	(2,709)	–	(5,151)
Total other income (expenses)	(434,874)	(11,586)	(515,928)	(21,038)

NET INCOME (LOSS) FOR THE PERIOD	(845,513)	(242,351)	(1,371,892)	(446,213)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.02)	$(0.02)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC AND DILUTED	37,710,275	11,836,014	33,943,629	10,682,020

The accompanying notes are an integral part of these unaudited consolidated financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For The Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Net (loss) from continuing operations	$(1,371,892)	$(446,213)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	91,286	35,772
Loss (gain) from disposal of fixed assets	–	5,151
Loss (gain) on extinguishment of debt	45,933	(3,000)
Amortization of loan discount	390,606	–
Change in value of derivative liability	(19,797)	(1,731)
Stock based compensation	300,216	–
Warrants expenses	67,799	–
Convertible note issued for services rendered	84,000	50,000
(Increase) decrease in:
Accounts receivable	(180,732)	–
Inventory	(109,503)	–
Deposits	(5,422)	6,950
Prepaids and other	9,083	(6,779)
Increase (decrease) in:
Accounts payable	77,778	(10,311)
Accrued expenses	(162,899)	196,699
Interest payable	83,705	18,694
Tax payable	(3,000)	–
Accrued payroll taxes	703	(261)
Accrued officers' salaries	310,600	91,755

Net cash (used in) operating activities	(391,536)	(63,274)

INVESTING ACTIVITIES
Proceeds on sale of fixed assets	53,661	31,637
Loans receivable	(572,101)	–
Purchase of fixed assets	(7,041)	(3,974)
Net cash provided by (used in) investing activities	(525,481)	27,663

FINANCING ACTIVITIES
Due from / to related party	25,303	31,197
Proceeds from sales of stock	40,000	24,000
Proceeds from convertible notes payable	465,000	20,684
(Repayments to) convertible notes payable	(10,000)	–
(Repayments to) notes payable - related party	–	(10,500)
Proceeds from line of credit	7,891	–
Proceeds from notes payable	528,887	1,037

Net cash provided by financing activities	1,057,081	66,418

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	140,064	30,807

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,801	31,559

CASH AND CASH EQUIVALENTS, END OF PERIOD	$254,865	$62,366

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$41,057	$14,600
Series H preferred shares issued for Repicci Group	$728,907	$–
Common stock issued to settle related party loan	$436,815	–
Cash carried over from acquisition	$51,853	$–
Reclassified Derivative liabilities to Additional Paid in Capital	$228,556	$12,217

The accompanying notes are an integral part of these unaudited consolidated financial statements

CARDIFF INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

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

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff International, Inc. (“Cardiff”, the “Company”), a publicly held corporation. In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to the Company’s shareholders. The reason for this strategy was to protect the Company’s shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, the Company had negated more than 90% of all its debt; by June 30, 2017, the Company had completed the acquisition of seven businesses: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; FDR Enterprises, Inc.; Refreshment Concepts, LLC; Repicci’s Franchise Group, LLC and Ride Today Acceptance, LLC. In addition, there are two acquisitions: Titancare, LLC and York County In Home Care, Inc. pending as of the date of this report.

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

Edge View Properties, Inc acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016.

Ride Today Acceptance, LLC acquired on April 1, 2017

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and, as such, has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of June 30, 2017, the Company had shareholders’ deficit of $1,828,870. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

2. ACQUISITIONS

On April 1, 2017, the Company completed the acquisitions of American Cycle Finance, formally, “Ride Today Acceptance, LLC” (Private; “ACF”). Pursuant to the acquisition agreement, the Company agreed to issue 9,607,840 shares of Series K Preferred Stock as consideration for the acquisition of ACF. The book value of ACF was $(461,181) as set forth below. Based on the price of $.249 per share for the Series K Preferred Stock, which was determined by the market price of common stock at $.199 per share on the acquisition date multiplied by the conversion ratio of 1:1.25, the fair value of the stock issuance of Series K Preferred Stock was $2,389,950, resulting in the goodwill of $2,851,131. The 9,607,840 shares of Series K Preferred Stock were issued subsequently to the date of this report. Accordingly, the Company recorded Series K Preferred Stock to be issued of $2,389,950 in the consolidated balance sheet as of June 30, 2017.

Fair Value
Cash	$51,852
Accounts receivable	10,772
Other assets	6,430,561
Property and equipment	104,873
Goodwill	2,851,131
Liabilities	(7,059,239)
Total	$2,389,950

ACF was formed in 2015 to take advantage of a unique financing opportunity in the U.S. sub-prime motorcycle finance market. ACF believed a lack of sub-prime financing options, the flat slope of collateral deprecation curves and overall flat sales in the motorcycle market since the 2008 recession presented a market void that ACF could fill. The U.S. new motorcycle market is a $350 million annual market and the used motorcycle market is estimated to be $1.3 billion annually, representing approximately 3% of the size of the U.S. auto market. There are approximately 10,000 dealers in the U.S., of which 2,500 are franchise dealers. ACF focuses on providing motorcycle financing for these franchise dealers. ACF is able to finance customers with lower FICO scores than the larger competitors. Currently, the majority of ACF’s sales comes from approximately 40 dealers. ACF hopes to double its dealer base during 2017.

The results of the operations for ACF have been included in the consolidated financial statements since the date of the acquisitions (April 1, 2017). The following table presents the unaudited pro forma results of continuing operations for the three and six months ended June 30, 2017 and 2016, respectively, as if the acquisitions had been consummated at the beginning of the period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future.

CARDIFF INTERNATIONAL, INC.

Pro Forma Condensed Combined Statement of Operations

For the three months ended June 30, 2017

	CDIF and subsidiaries	Ride Today Acceptance, LLC	Pro forma adjustment	Pro forma combined total
Revenue	560,486	594,612	–	1,155,098

NET INCOME (LOSS) FOR THE PERIOD	$(575,911)	$(269,602)	$–	$(845,513)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.02)	–	–	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC	37,710,275	–	–	37,710,275

CARDIFF INTERNATIONAL, INC.

Pro Forma Condensed Combined Statement of Operations

For the six months ended June 30, 2017

	CDIF and subsidiaries	Ride Today Acceptance, LLC	Pro forma adjustment	Pro forma combined total
Revenue	1,005,131	1,025,299	–	2,030,430

NET INCOME (LOSS) FOR THE PERIOD	$(1,440,391)	$121,379	$–	$(1,319,012)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.04)	–	–	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC	33,943,629	–	–	33,943,629

CARDIFF INTERNATIONAL, INC.

Pro Forma Condensed Combined Statement of Operations

For the three months ended June 30, 2016

	CDIF and subsidiaries	ACF	Pro forma adjustment	Pro forma combined total
Revenue	209,283	231,032	–	440,315

NET INCOME (LOSS) FOR THE PERIOD	$(242,351)	$(73,375)	$–	$(315,726)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.02)	–	–	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC	11,836,014	–	–	11,836,014

CARDIFF INTERNATIONAL, INC.

Pro Forma Condensed Combined Statement of Operations

For the six months ended June 30, 2016

	CDIF and subsidiaries	Ride Today Acceptance, LLC	Pro forma adjustment	Pro forma combined total
Revenue	482,579	439,971	–	922,550

NET INCOME (LOSS) FOR THE PERIOD	$(446,213)	$(245,719)	$–	$(691,932)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.04)	–	–	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC	10,682,020	–	–	10,682,020

3. FIXED ASSETS

Plant and equipment, net as of June 30, 2017 and December 31, 2016 was $715,621 and $736,672, respectively, consisting of the following:

	June 30, 2017	December 31, 2016

Furniture, fixture and equipment	1,012,922	903,249
Leasehold improvements	632,134	672,159
	1,645,056	1,575,408
Less: accumulated depreciation	(929,435)	(838,736)
Plant and equipment, net	715,621	736,672

During the six months ended June 30, 2017 and 2016, depreciation and amortization expense was $91,286 and $35,772, respectively.

4. INTANGIBLE ASSETS

As of June 30, 2017 and December 31, 2016, net intangible assets was $11,865 and $24,105, respectively, due to the franchise fee paid by Repicci’s Group.

5. GOODWILL

As of June 30, 2017 and December 31, 2016, the Company had goodwill of $3,783,660 and $932,529, respectively, in connection with the acquisition of ACF on April 1, 2017 (see Note 2) and acquisition of Repicci’s Group on August 10, 2016.

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

6. ACCRUED EXPENSES

As of June 30, 2017 and December 31, 2016, the Company had accrued expenses of $2,061,449 and $1,717,725, respectively, consisted of the following:

	June 30, 2017	December 31, 2016

Accrued salaries	114,629	250,381
Accrued salaries – related party	1,473,100	1,162,500
Lease payable – related party	25,250	25,250
Accrued expenses - other	448,470	279,594
Total	2,061,449	1,717,725

7. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

Refreshment Concepts, LLC leases its premises from its prior owner under a month-to-month lease at the rate of $1,500 per month. As of June 30, 2017, the Company had lease payable of $25,250 to the related party.

On January 24, 2017, the Company issued 2,010,490 shares of Common Stock to settle $402,098 due to the prior owner of Refreshment Concepts LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $80,420. As of June 30, 2017, in addition to the lease payable of $25,250, the outstanding balance due to the same prior owner was $13,231.

On January 24, 2017, the Company issued 173,585 shares of Common Stock to settle $34,717 due to the prior owner of Repicci’s Franchise Group LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $6,943. As of June 30, 2017, the outstanding balance due to the same prior owner was $1,000.

During the second quarter of 2017, the prior owner of Repicci’s Franchise Group LLC submitted a subscription agreement to the Company regarding the purchase of 90,909 shares of the Company’s Series I Preferred Stock by cash payment of $10,000, which was collected during the second quarter of 2017. The transaction was independently negotiated between the Company and the related party. The proceeds from the subscription agreement mitigated the Company’s cash pressure in short term.

The 90,909 shares of Series I Preferred Stock was not issued as of June 30, 2017. Accordingly, the Company recorded Series I preferred shares to be issued to related party in amount of $10,000 as of June 30, 2017.

During the second quarter of 2017, the Company issued 906,907 shares of Common Stock to a related party for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.0799 per share. Accordingly, the Company recognized stock based compensation of $72,462 to the consolidated statements of operations for the six months ended June 30, 2017.

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of June 30, 2017 and December 31, 2016, the Company had $94,540 and $84,540 due to Daniel Thompson, respectively.

In addition, the Board of Directors of the Company approved to increase Daniel Thompson’s compensation to $25,000 per month from $20,000 effective January 1, 2017. Accordingly, a total salary of $150,000 and $120,000 were accrued and reflected as an expense to Daniel Thompson during the six months ended June 30, 2017 and 2016, respectively. The accrued salaries payable to Daniel Thompson was $837,500 and $742,500 as of June 30, 2017 and December 31, 2016, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month in 2015 and $10,000 per month in 2016. Mr. Levy resigned on June 7, 2016. A total salary of $0 and $60,000 were accrued and reflected as an expense during the six months ended June 30, 2017 and 2016, respectively. The total balance due to Mr. Levy for accrued salaries at June 30, 2017 and December 31, 2016 were $240,000 and $240,000, respectively.

The Company had an employment agreement with the Chief Operating Officer, Mr. Roberts, whereby the Company provided for compensation of $10,000 per month effective in June 2016. A total salary of $60,000 and $0 were accrued and reflected as an expense during the six months ended June 30, 2017 and 2016, respectively. The total balance due to Mr. Roberts for accrued salaries at June 30, 2017 and December 31, 2016 were $80,000 and $60,000, respectively. In addition, the Company agreed to grant Mr. Roberts stock options for a minimum of 300,000 shares of the Company's common stock at an exercise price of 50% of the current last ten (10) day stock average per share, and 600,000 shares of common stock as a key officer employment incentive to be earned and vested on a pro rata basis at 25,000 shares per month for twenty -four (24) months. The fair value of both 300,000 options and 600,000 shares were determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.226 per share. Accordingly, the accrued expense was $135,600 as of June 30, 2017. On August 8, 2017, Mr. Roberts accepted the offer from the Company to issue 1,000,000 common shares to supersede all his options and warrants in the employment agreement.

The Board of Directors of the Company approved to increase Chief Executive Officer, Mr. Cunningham’s compensation to $25,000 per month from $15,000 effective January 1, 2017. A total salary of $150,000 and $90,000 were accrued and reflected as an expense during the six months ended June 30, 2017 and 2016, respectively. The total balance due to Mr. Cunningham for accrued salaries at June 30, 2017 and December 31, 2016 were $420,000 and $360,000, respectively.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see below; Footnote 8, Notes Payable – Related Party; and Footnote 8, Convertible Notes Payable – Related Party).

8. NOTES PAYABLE

Notes payable at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016

Notes Payable – Unrelated Party	$7,674,519	$259,320
Notes Payable – Related Party	153,189	166,695
Total	$7,827,708	$426,015
Current portion	(7,827,708)	(426,015)
Long-term portion	$–	$–

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. No warrants had been exercised before the expiration. As of June 30, 2017, the Company was in default on this debenture. The balance of the note was $10,989 and $10,989 at June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, the Company had lease payable of $149,582 in connection with 2 capital leases on 2 Mercedes Sprinter Vans for the ice cream section. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time.

As of June 30, 2017, the Company had short-term loan of $7,337,726 that was used to support American Cycle Finance LLC’s business model, of which $5,737,326 was the line of credit from Avidia Bank and $1,600,000 was subordinated debt.

In addition, the Company had notes payable of $111,831 to variable creditors for working capital of American Cycle Finance LLC.

The balance of $64,391 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at June 30, 2017 and December 31, 2016, respectively. Note 1 is currently in default.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at June 30, 2017 and December 31, 2016, respectively. Note 2 is currently in default.

On August 4, 2015, the Company entered into a Promissory Note agreement (“Note 3”) with a related party for $19,500. Note 3 bears interest at 6% per year and matures on December 31, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. The Company repaid $10,500 to the related party in 2016, therefore, the balance of Note 3 was $9,000 at June 30, 2017. Note 3 is currently in default.

As of June 30, 2017, the Company also had note payable of $44,189 to the prior owner of Repicci’s Group.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2017	$7,827,708
2018	0
2019	0
2020	0
2021	0
Total	$7,827,708

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

Convertible notes at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016

Convertible Notes Payable – Unrelated Party	$719,647	$179,285
Convertible Notes Payable – Related Party	165,000	165,000
Discount on notes	(313,194)	(21,833)
Total - Current	$571,453	$322,452

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 4”) in the amount of $9,000. Note 4 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 4 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is currently in default on Note 4. On August 17, 2015, a portion of principal of $1,500 was converted into 300,000 shares of Common Stock of the Company upon the request of the holder. During the year ended December 31, 2016, the note holder converted $3,715 principal and $1,310 accrued interest payable into 1,005,000 shares of common stock at a conversion price of $0.005 per share. And $3,000 of principal is forgiven by the note holder. In addition, the Company agreed to reimburse the holder’s certificate processing cost by adding $1,000 to the principal for each note conversion pursuant to an addendum, dated February 3, 2016. During the first quarter of 2017, the note holder converted $2,785 principal, $1,000 processing cost reimbursement and $102 accrued interest into 777,400 shares of common stock at a conversion price of $0.005 per share. Note 4 was paid in full as of June 30, 2017.

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

As of June 30, 2017, the principal and accrued interest of Note 5 were paid in full.

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

Note 6 and accrued interest totaled $11,666 was paid in full by cash on May 1, 2017. Resulting from the tainted issue by the derivative financial instrument of the convertible notes, the Company determined that the conversion features contained in Note 6 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability, which will be reclassified into additional paid in capital upon conversion. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model with assumptions set forth in the table below and the fair value of $95,001 was credited to additional paid in capital on the conversion date.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
5/1/2017	$ 95,001	0.50	$0.01	$0.1050	111%	0.0098

On February 9, 2016, the Company entered into a 15% convertible line of credit (“Note 7”) with an unrelated entity in the amount up to $50,000. On February 9, 2016, the Company received $17,500 cash for the line of credit, matured on February 9, 2017, and unsecured. Note 7 is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. The Company determined that the conversion features contained in Note 7 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2016 and June 30, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2016	$ 74,750	0.11	$0.03	$0.2250	221%	0.0062
6/30/2017	$ 19,129	0.10	$0.03	$0.0799	111%	0.0114

Note 7 is currently in default and principal of $6,000 was converted into 200,000 shares of common stock at the end of 2016. During the six months ended June 30, 2017, the Company recorded interest expense, late fee and default interest related to Note 7 in total amount of $2,029 and amortization of debt discounts in amount of $3,500. There was no unamortized debt discount related Note 7 as of June 30, 2017.

On October 28, 2016, the Company received $25,000 cash pursuant to the terms of Note 7, matured on October 28, 2017 (“Note 7-1”). Note 7-1 was entitled to conversion after April 28, 2017 which met the requirements for liability classification under ASC 815.

The table below sets forth the assumptions for Binomial-Lattice valuation model on June 30, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
6/30/2017	$ 41,586	0.33	$0.03	$0.0799	111%	0.0114

During the six months ended June 30, 2017, the Company recorded interest expense related to Note 7-1 in amount of $1,344 and amortization of debt discount in amount of $8,750. This resulted in an unamortized debt discount of $16,250 as of June 30, 2017.

On March 8, 2016, the Company entered into a 15% convertible promissory note in the principal of $50,000 (“Note 8”) with an unrelated entity for services rendered. Note 8 is matured on March 8, 2017, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. The Company determined that the conversion features contained in Note 8 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

On February 16, 2017, a portion of principal of $6,000 was converted into 200,000 shares of common stock at a conversion price of $0.03 per share.

On April 13, 2017, a portion of principal of $12,853, including $1,000 conversion cost reimbursement, plus accrued interest of $12,247 were converted into 836,667 shares of common stock at a conversion price of $0.03 per share.

On May 4, 2017, a portion of principal of $6,000, including $2,000 conversion cost reimbursement, plus accrued interest of $70 were converted into 202,333 shares of common stock at a conversion price of $0.03 per share.

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2016, February 16, 2017, April 13, 2017, May 4, 2017 and June 30, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2016	$ 325,001	0.18	$0.03	$0.2250	221%	0.0062
2/16/2017	$ 62,000	0.05	$0.03	$0.3400	173%	0.0051
4/13/2017	$ 53,554	0.10	$0.03	$0.1550	111%	0.0076
5/4/2017	$ 18,000	0.16	$0.03	$0.1200	111%	0.0071
6/30/2017	$ 46,819	0.10	$0.03	$0.0799	111%	0.0114

Note 8 was in default with principal balance of $28,147 as of June 30, 2017. During the six months ended June 30, 2017, the Company recorded late fee and default interest related to Note 8 in total amount of $8,177 and amortization of debt discounts in amount of $18,333. There was no unamortized debt discount related Note 8 as of June 30, 2017. The fair value of total $133,554 was credited to additional paid in capital on the conversion dates.

On September 12, 2016, the Company entered into a 10% convertible promissory note in the principal of $80,000 (“Note 9”) with an unrelated entity for services rendered. Note 9 is matured on September 12, 2017, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing bid price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. The Company determined that the conversion features contained in Note 9 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The table below sets forth the assumptions for Binomial-Lattice valuation model on June 30, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
6/30/2017	$ 133,071	0.20	$0.03	$0.0799	111%	0.0114

As a result, Note 9 was discounted in the amount of $80,000 and amortized over the remaining life of this Note. During the six months ended June 30, 2017, the Company recorded interest expenses related to Note 9 in amount of $4,000 and amortization of debt discounts in amount of $48,889. This resulted in an unamortized debt discount of $31,111 as of June 30, 2017.

On January 24, 2017, the Company entered into a 10% convertible promissory note in the principal of $80,000 (“Note 10”) with an unrelated entity for services rendered. Note 10 is matured on January 24, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing bid price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 10 is not convertible after 6 months of the effective date of this Note, which is July 24, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 10 is entitled for conversion. During the six months ended June 30, 2017, the Company recorded interest expense related to Note 10 in amount of $3,489.

On January 24, 2017, the Company entered into a 15% convertible line of credit (“Note 11”) with an unrelated entity in the amount up to $250,000. On January 27, 2017, the Company received $50,000 cash for the line of credit, matured on January 27, 2018, and unsecured. Note 11 is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 11 is not convertible after 6 months of the effective date of this Note, which is July 27, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 11 is entitled for conversion. During the six months ended June 30, 2017, the Company recorded interest expense related to Note 11 in amount of $3,208.

On February 21, 2017, the Company received $25,000 cash pursuant to the terms of Note 11, matured on February 21, 2018 (“Note 11-1”). Note 11-1 is not convertible after 6 months of the effective date of this Note, which is August 21, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 11-1 is entitled for conversion. During the six months ended June 30, 2017, the Company recorded interest expense related to Note 11-1 in amount of $1,344.

On March 16, 2017, the Company received $40,000 cash pursuant to the terms of Note 11, matured on March 16, 2018 (“Note 11-2”). Note 11-2 is not convertible after 6 months of the effective date of this Note, which is September 16, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 11-2 is entitled for conversion. During the six months ended June 30, 2017, the Company recorded interest expense related to Note 11-2 in amount of $1,767.

On April 6, 2017, the Company entered into a 15% convertible promissory note with an unrelated entity in the amount $50,000 (“Note 12”). Note 12 is matured on April 6, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 12 is not convertible after 6 months of the effective date of this Note, which is October 6, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 12 is entitled for conversion. During the six months ended June 30, 2017, the Company recorded interest expense related to Note 12 in amount of $1,771.

On April 21, 2017, the Company entered into a Securities Purchase Agreement with an unrelated entity, pursuant to which the purchasers agreed to pay the Company an aggregate of up to $600,000 for an aggregate of up to 660,000 in Principal Amount of Notes. The first tranche of $330,000 was closed simultaneously (“Note 13-1”). Note 13-1 is convertible into common shares of the Company at the conversion ratio of 60% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date. The Company determined that the conversion features contained in Note 13-1 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The table below sets forth the assumptions for Binomial-Lattice valuation model on June 30, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
6/30/2017	$ 299,852	0.81	$0.042	$0.0799	247%	0.0124

In addition, in connection with this Securities Purchase Agreement, the Company granted purchasers 2,357,143 warrants with exercise price of $0.14 per share (“Warrants A”), 1,885,715 warrants with exercise price of $0.175 per share (“Warrants B”) and 1,571,429 warrants with exercise price of $0.21 per share (“Warrants C”). Warrants A, B and C are exercisable on the grant date and expire in three years, each of which represents 100% of the Principal Amount at the Closing divided by the respective exercise price.

The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on April 21, 2017.

Reporting Date	Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
4/21/2017	$814,000	3	$0.14 - $0.21	$0.14	676%	0.0177

As a result, Note 13-1 was discounted in the amount of $330,000 and amortized over the remaining life of this Note. During the six months ended June 30, 2017, the Company recorded interest expenses related to Note 13-1 in amount of $3,208 and amortization of debt discounts in amount of $64,167. This resulted in an unamortized debt discount of $265,833 as of June 30, 2017.

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company was in default on Debenture 1, and no warrants had been exercised before expiration. The balance of Debenture 1 was $150,000 and $150,000 at June 30, 2017 and December 31, 2016, respectively. The Company recorded interest expense related to Debenture 1 in amount of $9,000 and $9,000 during the six months ended June 30, 2017 and 2016, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company was in default on Debenture 2. The balance of Debenture 2 was $15,000 and $15,000 at June 30, 2017 and December 31, 2016, respectively. The Company recorded interest expense related to Debenture 1 in amount of $900 and $900 during the six months ended June 30, 2017 and 2016, respectively.

Resulting from the tainted issue by the derivative financial instrument of the convertible notes, The Company determined that the conversion features contained in Debenture 1 and Debenture 2 carrying value represents a embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2016 and June 30, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2016	$ 1,072,513	0.50	$0.03	$0.2250	221%	0.0062
6/30/2017	$ 274,454	0.10	$0.03	$0.0799	111%	0.0114

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2017	$309,647
2018	$575,000

10. DERIVATIVE LIABILITIES

As of June 30, 2017, the Company’s derivative liabilities are embedded derivatives associated with the Company’s convertible notes payable (see Note 9). Due to the Notes’ conversion feature, the actual number of shares of common stock that would be required if a conversion of the note as described in Note 9 was made through the issuance of the Company’s common stock cannot be predicted. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the statement of operations.

The Company measured the fair value of the derivative liabilities as $814,911 on June 30, 2017, and will subsequently remeasure the fair value at the end of each period, and record the change of fair value in the consolidated statement of operation during the corresponding period.

11. PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for 2016 and 2015. As of June 30, 2017 and December 31, 2016, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $42,486 and $41,783, respectively.

12. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the years.  There were no dilutive earnings per share for the three and six months ended June 30, 2017 and 2016 due to net loss during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended
	June 30, 2017	June 30, 2016

Numerator:
Net (loss)	$(845,513)	$(242,351)

Denominator:
Weighted-average shares outstanding	37,710,275	11,836,014

Basic earnings (loss) per share	$(0.02)	$(0.02)

	For the six months ended
	June 30, 2017	June 30, 2016

Numerator:
Net (loss)	$(1,371,892)	$(446,213)

Denominator:
Weighted-average shares outstanding	33,943,629	10,682,020

Basic earnings (loss) per share	$(0.04)	$(0.04)

13. CAPITAL STOCK

During the first quarter of 2017, the Company filed Amended Articles of Incorporation with the Secretary of State of Florida to amend the rights and privileges for series of Preferred Stock, and to authorize the issuance of Series I, F1, G1, H1, J1 and K1 Preferred Stock, which was effective on April 26, 2017.

Series A Preferred Stock

The Company has designated four shares of preferred stock as Series A Preferred Stock (“Series A”), with a par value of $.0001 per share, of which one share of preferred stock was issued and outstanding as of June 30, 2017. Series A is authorized to have four shares which do not bear dividends and converts to common shares at four times the sum of: all shares of Common Stock issued and outstanding at time of conversion plus all shares of Series B Preferred Stock issued and outstanding at time of conversion divided by the number of issued Class A shares at the time of conversion, and have voting rights four times the sum of: all shares of Common Stock issued and outstanding at time of voting plus all shares of Series B Preferred Stocks issued and outstanding at time of voting divided by the number of Class A shares issued at the time of voting.

Series B Preferred Stock

The Company has designated 3,000,000 shares of preferred stock as Series B Preferred Stock (“Series B”), with a par value $0.001 and $2.50 price per share, of which 2,825,204 shares of Series B preferred stock were issued and outstanding as of June 30, 2017. Shares of Series B are anti-dilutive to reverse splits. The conversion rate of shares of Series B, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Series B is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series B converts to 5 shares of Common Stock. The price of each share of Series B may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares.

During the first quarter of 2017, 1,406,829 shares of Series B Preferred Stock were converted into 7,034,145 shares of Common Stock of the Company per the preferred shareholder’s instruction.

On March 30, 2017, the Company issued 24,000 shares of Series B Preferred Stock to settle legal expenses of $60,000. Based on the price of $.9075 per share for the Series B Preferred Stock, which was determined by the market price of common stock at $.1815 per share on the issuance date multiplied by the conversion ratio of 1:5, the fair value of the stock issuance of Series B Preferred Stock was $21,780, resulting in gain from extinguishment of debt in amount of $38,220.

During the second quarter of 2017, 193,904 shares of Series B Preferred Stock were converted into 969,520 shares of Common Stock of the Company per the preferred shareholder’s instruction.

On June 27, 2017, the Company issued 15,906 shares of Series B Preferred Stock to 2 different consultants for services rendered. Based on the price of $.3995 per share for the Series B Preferred Stock, which was determined by the market price of common stock at $.0799 per share on the issuance date multiplied by the conversion ratio of 1:5, the fair value of the stock issuance of Series B Preferred Stock was $6,354, which was recorded as stock based compensation during the six months ended June 30, 2017.

During the six months ended June 30, 2016, 72,718 shares of Series B Preferred Stock were converted into 363,589 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Series C Preferred Stock

The Company has designated 500 shares of preferred stock as Series C Preferred Stock (“Series C”), with a par value of $.001 per share, of which 117 shares were issued and outstanding as of June 30, 2017. Shares of Series C are non-dilutive to reverse splits. The conversion rate of shares of Series C, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series C converts to 100,000 shares of Common Stock. Each share of Series C shall have one vote for any election or other vote placed before the shareholders of the Company. The price of each share of Series C may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares. Shares of Series C may not be converted into shares of Common Stock for a period of: a) six months after purchase, if the Company voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) 12 months if the Company does not file such public reports.

During the first quarter of 2017, 1 share of Series C Preferred Stock were converted into 100,000 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Blank Check Preferred Stock

As of June 30, 2017, the Company has designated 100,000,000 shares of Blank Check Preferred Stock, of which 5,991,507 shares have been issued with Designations, Rights & Privileges. The following Series have been assigned from the inventory of Blank Check Preferred Shares. The amount of Blank Check Preferred Stock is 94,008,493 as of June 30, 2017.

Series D Preferred Stock

The Company has designated 800,000 shares of preferred stock as Series D Preferred Stock (“Series D”), with a par value of $.001 per share, of which 400,000 shares were issued and outstanding as of June 30, 2017. Series D is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series D converts to 5 shares of Common Stock.

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

There was no change in Series D Preferred Stock during the six months ended June 30, 2017 and 2016.

Series E Preferred Stock

The Company has designated 1,000,000 shares of preferred stock as Series E Preferred Stock (“Series E”), with a par value of $.001 per share, of which 241,199 shares were issued and outstanding as of June 30, 2017. Series E is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series E converts to 5 shares of Common Stock.

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

There was no change in Series E Preferred Stock during the six months ended June 30, 2017 and 2016.

Series F Preferred Stock

The Company has designated 800,000 shares of preferred stock as Series F Preferred Stock (“Series F”), with a par value of $.001 per share, of which 280,069 shares were issued and outstanding as of June 30, 2017. Series F is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series F converts to 5 shares of Common Stock.

The Company has designated 800,000 shares of preferred stock as Series F1 Preferred Stock (“Series F1”), with a par value of $.001 per share, of which 98,114 shares were issued and outstanding as of June 30, 2017. Series F1 is “non-Voting stock”. Each one share of Series F1 converts to 5 shares of Common Stock.

On May 15, 2014, the Company completed the acquisition of We Three, LLC (d/b/a Affordable Housing Initiative) (“AHI”). The Company issued 280,069 shares of Series F Preferred Stock (“Series F”) as consideration for this acquisition. The fair value of We Three LLC was $1,000,000. Based on the price of $2.50 per share for the Series F Preferred Stock, the fair value of the stock issuance of Series F Preferred Stock was $700,174, resulting in the gain of $299,826 on investment in We Three, which was offset the goodwill impairment at the end of 2014. In addition, the Company sold 156,503 shares of Series F-1 Preferred Stock (Series F-1”), to various investors at a price of $2.50 per share, or totaled $391,248 in cash. Shares of Series F are anti-dilutive to reverse splits. The conversion rate of shares of Series F, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series F shall have voting rights equal to five votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series F shall vote together with the holders of Common Stock, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or Bylaws. The initial price of each share of Series F shall be $2.50.

During the first quarter of 2017, 31,997 share of Series F1 Preferred Stock were converted into 159,985 shares of Common Stock of the Company per the preferred shareholder’s instruction.

During the second quarter of 2017, 42,640 share of Series F1 Preferred Stock were converted into 213,200 shares of Common Stock of the Company per the preferred shareholder’s instruction.

During the period ended June 30, 2016, 10,000 shares of Series F Preferred Stock were converted into 50,000 shares of Common Stock of the Company per the preferred shareholder’s instruction.

There was no change in Series F1 Preferred Stock during the six months ended June 30, 2016.

Series G Preferred Stock

The Company has designated 20,000,000 shares of preferred stock as Series G Preferred Stock (“Series G”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of June 30, 2017. Series G is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series G converts to 1.25 shares of Common Stock.

The Company has designated 10,000,000 shares of preferred stock as Series G1 Preferred Stock (“Series G1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of June 30, 2017. Series G1 is “non-Voting stock”. Each one share of Series G1 converts to 1.25 shares of Common Stock.

There was no change in Series G and G1 Preferred Stock during the six months ended June 30, 2017 and 2016.

Series H Preferred Stock

The Company has designated 4,859,379 shares of preferred stock as Series H Preferred Stock (“Series H”), with a par value of $.001 per share, of which 4,859,379 shares were issued and outstanding as of June 30, 2017. Series H is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series H converts to 1.25 shares of Common Stock.

The Company has designated 3,000,000 shares of preferred stock as Series H1 Preferred Stock (“Series H1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of June 30, 2017. Series H1 is “non-Voting stock”. Each one share of Series H1 converts to 1.25 shares of Common Stock.

On August 10, 2016, the Company completed the acquisitions of FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. (collectively referred to as “Repicci’s Group”). Pursuant to the acquisition agreement, the Company agreed to issue 4,859,379 shares of Series H Preferred Stock as consideration for the acquisition of Repicci’s Group. The combined book value of Repicci’s Group was $(203,622). Based on the price of $.15 per share for the Series H Preferred Stock, which was determined by the market price of common stock at $.12 per share on the acquisition date multiplied by the conversion ratio of 1:1.25, the fair value of the stock issuance of Series H Preferred Stock was $728,907, resulting in the goodwill of $932,529. The 4,859,379 shares of Series H Preferred Stock were issued during the first quarter of 2017.

There was no change in Series H and H1 Preferred Stock during the six months ended June 30, 2016.

Series I Preferred Stock

The Company has designated 20,000,000 shares of preferred stock as Series I Preferred Stock (“Series I”), with a par value of $.001 per share, of which 112,746 share was issued and outstanding as of June 30, 2017. Series H is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series I converts to 1.50 shares of Common Stock.

During the first quarter of 2017, one investor submitted a subscription agreement to the Company regarding the purchase of 29,412 shares of the Company’s Series I Preferred Stock by cash payment of $10,000, which was collected during the first quarter of 2017. During the second quarter of 2017, the same investor submitted a subscription agreement to the Company regarding the purchase of 83,334 shares of the Company’s Series I Preferred Stock by cash payment of $10,000. The transactions were independently negotiated between the Company and the investor. The proceeds from the subscription agreement mitigated the Company’s cash pressure in short term. The total 112,746 shares of Series I Preferred Stock were issued during the second quarter of 2017.

During the second quarter of 2017, a related party submitted a subscription agreement to the Company regarding the purchase of 90,909 shares of the Company’s Series I Preferred Stock by cash payment of $10,000, which was collected during the second quarter of 2017. The transaction was independently negotiated between the Company and the related party. The proceeds from the subscription agreement mitigated the Company’s cash pressure in short term.

The 90,909 shares of Series I Preferred Stock was not issued as of June 30, 2017. Accordingly, the Company recorded Series I preferred shares to be issued to related party in amount of $10,000 as of June 30, 2017.

Series J Preferred Stock

The Company has designated 10,000,000 shares of preferred stock as Series J Preferred Stock (“Series J”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of June 30, 2017. Series J is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series J converts to 1.25 shares of Common Stock.

The Company has designated 7,500,000 shares of preferred stock as Series J1 Preferred Stock (“Series J1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of June 30, 2017. Series J1 is “non-Voting stock”. Each one share of Series J1 converts to 1.25 shares of Common Stock.

There was no change in Series J and J1 Preferred Stock during the six months ended June 30, 2016.

Series K Preferred Stock

The Company has designated 9,607,840 shares of preferred stock as Series K Preferred Stock (“Series K”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of June 30, 2017. Series K is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series K converts to 1.25 shares of Common Stock.

The Company has designated 35,000,000 shares of preferred stock as Series K1 Preferred Stock (“Series K1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of June 30, 2017. Series K1 is “non-Voting stock”. Each one share of Series K1 converts to 1.25 shares of Common Stock.

On April 1, 2017, the Company completed the acquisitions of American Cycle Finance Inc. (“ACF”). Pursuant to the acquisition agreement, the Company agreed to issue 9,607,840 shares of Series K Preferred Stock as consideration for the acquisition of ACF. The book value of ACF was $(461,181). Based on the price of $.249 per share for the Series K Preferred Stock, which was determined by the market price of common stock at $.199 per share on the acquisition date multiplied by the conversion ratio of 1:1.25, the fair value of the stock issuance of Series K Preferred Stock was $2,389,950, resulting in the goodwill of $2,851,131. The 9,607,840 shares of Series K Preferred Stock were issued subsequently to the date of this report. Accordingly, the Company recorded Series K Preferred Stock to be issued of $2,389,950 in the consolidated balance sheet as of June 30, 2017.

There was no change in Series K and K1 Preferred Stock during the six months ended June 30, 2017 and 2016.

Common Stock

On February 10, 2017, the Company entered into a consulting agreement with an unrelated party, pursuant to which the Company agreed to issue total 800,000 shares to the consultant in four allotments, or 200,000 shares each, for consulting services related to marketing and business development. During the first quarter of 2017, 250,000 shares were issued. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.235 per share. During the second quarter of 2017, the difference of 150,000 shares were not issued as of the date of the Report. The fair value of the 150,000 shares was $15,600, or approximately $.104 per share. Accordingly, the Company recognized stock based compensation of $74,350 to the consolidated statements of operations for the six months ended June 30, 2017 and recorded $15,600 as accrued expenses in the consolidated balance sheet as of June 30, 2017.

During the first quarter of 2017, the note holder converted $2,785 principal, $1,000 processing cost reimbursement and $102 accrued interest into 777,400 shares of common stock at a conversion price of $0.005 per share.

During the first quarter of 2017, the note holder converted $6,000 principal into 200,000 shares of common stock at a conversion price of $0.03 per share.

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

During the first quarter of 2017, one investor submitted a subscription agreement to the Company regarding the purchase of 100,000 shares of Common Stock by cash payment of $10,000. The transaction was independently negotiated between the Company and the investor. The proceeds from the subscription agreement mitigated the Company’s cash pressure in short term.

During the second quarter of 2017, the Company issued 100,000 shares of Common Stock to an attorney for legal services. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.1145 per share. Accordingly, the Company recognized stock based compensation of $11,450 to the consolidated statements of operations for the six months ended June 30, 2017.

During the second quarter of 2017, the Company issued 906,907 shares of Common Stock to a related party for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.0799 per share. Accordingly, the Company recognized stock based compensation of $72,462 to the consolidated statements of operations for the six months ended June 30, 2017.

During the second quarter of 2017, the Company redeemed 500,000 shares from a shareholder for a cash payment of $2,500. The 500,000 shares were return to the treasury for cancellation and the $2,500 was recorded as accrued liabilities in the consolidated balance sheet as of June 30, 2017.

During the second quarter of 2017, the note holders converted $18,853 principal, including $3,000 processing cost reimbursement, and $12,317 accrued interest into 1,039,000 shares of common stock at a conversion price of $0.03 per share.

During the first quarter of 2016, the Company issued 50,000 shares of Common Stock to an investor for total cash payment of $5,000 or $.10 per share, pursuant to an executed subscription agreements.

During the first quarter of 2016, the Company issued 25,599 shares of common stock to a Consultant for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.0475 per share. Accordingly, the Company calculated the stock based compensation of $1,216 at its fair value and included it in the consolidated statements of operations for the six months ended June 30, 2016.

During the first quarter of 2016, the Company issued 387,990 shares of common stock to a Consultant for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.09 per share. Accordingly, the Company calculated the stock based compensation of $34,919 at its fair value and included it in the consolidated statements of operations for the six months ended June 30, 2016.

During the first quarter of 2016, the Company issued 65,000 shares of Common Stock to two investors for total cash payment of $4,000, or $0.05 per share, pursuant to the executed subscription agreements. And the Company issued 10,000 shares of Common Stock to be issued to one investor for total cash payment of $500 or $.05 per share, pursuant to the executed subscription agreements.

During the second quarter of 2016, the Company issued total 300,000 shares of Common Stock to investors for total cash payment of $15,000, or $0.05 per share, pursuant to the executed subscription agreements.

During the second quarter of 2016, the Company issued 2,920,000 shares of common stock for the conversion of $14,600 of unpaid convertible notes principal and accrued interest payable at a price of $0.005 per share.

14. WARRANTS

Pursuant to the same consulting agreement, dated February 10, 2017, in addition to the 800,000 shares of common stock, the Company agreed to grant total 800,000 warrants to the consultant for consulting services related to marketing and business development. The initial allotment of 200,000 warrants were granted during the first quarter of 2017. The second allotment of 200,000 warrants were granted during the second quarter of 2017. The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on February 10, 2017 and May 10, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
2/10/2017	$47,000	3	$0.50	$0.235	535%	0.0147
5/10/2017	20,799	3	$0.50	$0.104	506%	0.0156

Accordingly, the Company recorded warrant expenses of $67,799 during the six months ended June 30, 2017

The following tables summarize all warrant outstanding as of June 30, 2017, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2017	0	$0
Granted	6,214,287	0.191
Exercised	0	0
Expired	0	$0
Balance at June 30, 2017	6,214,287	0.191
Warrants Exercisable at June 30, 2017	6,214,287	$0.191

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating leases of $24,548 and $72,120 for the three months ended June 30, 2017 and 2016, respectively, consisting of the followings.

	For the three months ended
	June 30, 2017	June 30, 2016

Restaurants	$284	$36,732
Lot	16,313	18,657
Office	7,951	16,731
Equipment Rentals	0	0
Total	$24,548	$72,170

The Company had operating leases of $83,256 and $148,620 for the six months ended June 30, 2017 and 2016, respectively, consisting of the followings.

	For the six months ended
	June 30, 2017	June 30, 2016

Restaurants	$34,084	$72,268
Lot	33,694	29,981
Office	15,478	46,039
Equipment Rentals	0	332
Total	$83,256	$148,620

16. SEGMENT REPORTING

The Company has four reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:  (1) Mobile home lease (We Three), (2) Company-owned Pizza Restaurants (Romeo’s NY Pizza), (3) “Repicci’s Italian Ice” franchised stores, and (4) Financial services income (ACF). These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. Other revenue consists of nonrecurring items.

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

	For the three months ended
	June 30, 2017	June 30, 2016
Revenues:
We Three	$48,687	$40,613
Romeo’s NY Pizza	150,640	168,923
Repicci’s Group	361,159	–
ACF	594,612	–
Others	–	–
Consolidated revenues	$1,155,098	$209,283

Cost of Sales:
We Three	$45,566	$51,000
Romeo’s NY Pizza	106,253	96,254
Repicci’s Group	420,956	–
ACF	325,033	–
Others	–	–
Consolidated cost of sales	$897,808	$147,254

Income (Loss) before taxes
We Three	$27,260	$(50,695)
Romeo’s NY Pizza	11,480	40,371
Repicci’s Group	(155,027)	–
ACF	68,499	–
Others	(797,725)	(232,027)
Consolidated loss before taxes	$(845,513)	$(242,351)

	For the six months ended
	June 30, 2017	June 30, 2016
Revenues:
We Three	$94,697	$80,973
Romeo’s NY Pizza	284,877	383,516
Repicci’s Group	621,812	–
ACF	594,612	–
Others	3,745	18,090
Consolidated revenues	$1,599,743	$482,579

Cost of Sales:
We Three	$79,187	$80,970
Romeo’s NY Pizza	200,556	203,157
Repicci’s Group	572,261	–
ACF	325,033	–
Others	–	–
Consolidated cost of sales	$1,177,037	$284,127

Income (Loss) before taxes
We Three	$42,303	$(18,312))
Romeo’s NY Pizza	(27,474)	42,720
Repicci’s Group	(117,429)	–
ACF	68,499	–
Others	(1,337,791)	(470,621)
Consolidated loss before taxes	$(1,371,892)	$(446,213)

	As of	As of
	June 30, 2017	December 31, 2016
Assets:
We Three	$258,736	$216,433
Romeo’s NY Pizza	5,870	19,241
Repicci’s Group	446,595	411,606
ACF	7,024,951
Others	4,802,562	1,824,729
Combined assets	$12,538,714	$2,472,009

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2017 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

On August 8, 2017, Mr. Roberts, the Company’s Chief Operating Officer, accepted the offer from the Company to issue 1,000,000 common shares to supersede all his options and warrants in the employment agreement.

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

Through inception until December 2014, we have restructured ourselves into a holding company and have acquired several additional businesses; We Three, Inc. d/b/a Affordable Housing Initiative, Romeo’s NY Pizza, Edge View Properties, FDR Enterprises, Inc. Repicci’s Franchise Group, Refreshment Concepts and American Cycle Finance, Inc.

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

AMERICAN CYCLE FINANCE, INC.: American Cycle Finance, Inc. (ACF) was formed in 2015 to take advantage of a unique financing opportunity in the U.S. sub-prime motorcycle finance market. ACF believed a lack of sub-prime financing options, the flat slope of collateral deprecation curves and overall flat sales in the motorcycle market since the 2008 recession presented a market void that ACF could fill. The U.S. new motorcycle market is a $350 million annual market and the used motorcycle market is estimated to be $1.3 billion annually, representing approximately 3% of the size of the U.S. auto market. There are approximately 10,000 dealers in the U.S., of which 2,500 are franchise dealers. ACF focuses on providing motorcycle financing for these franchise dealers. ACF is able to finance customers with lower FICO scores than the larger competitors. Currently, the majority of ACF’s sales comes from approximately 40 dealers. ACF hopes to double its dealer base during 2017.

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

Derivative Liability

Under Financial Accounting Standard Board (“FASB”), U.S. GAAP, Accounting Standards Codification, “Derivatives and Hedging”, ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company’s convertible notes have been evaluated with respect to the terms and conditions of the conversion features contained in the notes to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. When the Company determined that the conversion features contained in the notes’ carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

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

Results of Operations

We had revenues of $1,155,098 and $1,599,743 for the three and six months ended June 30, 2017, respectively, compared to revenues of $209,283 and $482,579 for the same periods in 2016, an increase of 452% and 232%, respectively. Since we had various acquisitions over the past year, the increase in revenues is primarily attributable experience full revenue quarter cycles for those acquisitions. A revenue breakdown by segment is as follows:

	For the three months ended
	June 30, 2017	June 30, 2016
Revenues:
We Three	$48,687	$40,360
Romeo’s NY Pizza	150,640	168,923
Repicci’s Group	361,159	–
American Cycle Finance	594,612	–
Others	–	–
Consolidated revenues	$1,155,098	$209,283

	For the six months ended
	June 30, 2017	June 30, 2016
Revenues:
We Three	$94,697	$80,973
Romeo’s NY Pizza	284,877	383,516
Repicci’s Group	621,812	–
ACF	594,612	–
Others	3,745	18,090
Consolidated revenues	$1,599,743	$482,579

The decrease in revenues from sales of pizza during this reporting period were attributable to the decrease in number of stores. We currently have one pizza store open in 2017. The impact from such decrease was offset by the revenues from Repicci’s Group, which was acquired on August 10, 2016. The results of the operations for Repicci’s Group have been included in the consolidated financial statements since the dates of the acquisitions.

We had costs of sales of $897,808 and $1,177,037 for the three and six months ended June 30, 2017 compared to costs of sales of $147,254 and $284,127 for the same periods June 30, 2016. The costs of sales for the periods related to each segment are as follows:

	For the three months ended
	June 30, 2017	June 30, 2016

Cost of Sales:
We Three	$45,566	$51,000
Romeo’s NY Pizza	106,253	96,254
Repicci’s Group	420,956	–
ACF	325,033	–
Others	–	–
Consolidated cost of sales	$897,808	$147,254

	For the six months ended
	June 30, 2017	June 30, 2016

Cost of Sales:
We Three	$79,187	$80,970
Romeo’s NY Pizza	200,556	203,157
Repicci’s Group	572,261	–
ACF	325,033	–
Others	–	–
Consolidated cost of sales	$1,177,037	$284,127

The increase in cost of sales was primarily attributable to the acquisitions of Repicci’s Group. The results of the operations for Repicci’s Group have been included in the consolidated financial statements since the dates of the acquisitions.

We had operating expenses of $667,929 and $1,278,670 for the three and six months ended June 30, 2017 compared to operating expenses of $292,794 and $623,627 for the three and six months ended June 30, 2016. The increase in operating expenses during the period was primarily due to our increased level of operations due to our acquisitions and also due to an increase in professional fees associated with auditing our acquisitions. Additionally, stock based compensation increased to $300,216 for the six month period compared to $0 for the same period in 2016.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2017, we had $254,865 in cash and cash equivalents and total assets amounted to $12,538,714. At December 31, 2016 we had $62,948 of cash and cash equivalents, and total assets amounted to $2,472,009.

Net cash used in operating activities was $391,536 and $63,274 for the six months ended June 30, 2017 and 2016, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $1,371,892 and $446,213, respectively. These amounts were partially offset by non-cash expenses related to depreciation, amortization of debt discount and stock based compensation which were $91,286, $390,606 and $300,216, respectively. We also had increases in accounts payable and accrued expense of $77,778 and $52,701, respectively. In the 2016 period, the negative cash flows from operating activities were partially offset by depreciation and a note issued for services of $35,772 and $50,000. Additionally, we had increases of accrued expenses of $196,699 mostly related to accounting and auditing fees and increase in officer salaries accrual of $91,755 for the 2016 period.

Net cash used in investing activities was $525,481 for the six months ended June 30, 2017, compared to net cash provided by investing activities of $27,663 for the same period in 2016. Cash flows used in investing activities for the 2017 period included $572,101 to acquire the loan portfolio of ACF. Both the 2017 and 2016 periods included certain proceeds from sales of fixed assets which were $53,663 and $31,637, respectively. These fixed asset sales related to our mobile home leasing business.

Net cash provided by financing activities was $1,057,081 and $66,418 for six months ended June 30, 2017 and 2016, respectively. The cash flows from financing activities during the six months ended June 30, 2017 were primarily attributable to proceeds of convertible notes payable and notes payable in the amounts of $465,000 and $528,887, respectively. For the 2016 period we had cash proceeds of $31,197 from a related party loans, $24,000 from the sales of common stock, and $20,684 in proceeds from a convertible note.

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

Off Balance Sheet Arrangements

As of June 30, 2017, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended June 30, 2017.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

The following information relates to certain events occurring during the second quarter of 2017. All of these events have previously been reported on Forms 8-K during the second quarter.

Amendments to Articles of Incorporation

On July 11, 2017, the Board of Directors of Cardiff International, Inc., a Florida corporation (the “Corporation”) increased it authorized capital to Five Hundred Million (500,000,000) shares of Common Stock, par value of $0.001. This increase was authorized for a) upcoming acquisitions; b) increased growth; c) to maintain control (the “Control Block”); d) compensate employees. In the event shares are issued, they will be issued as “restricted shares”.

Change in Independent Registered Accounting Firm

On July 20, 2017, the Registrant engaged Malone Bailey, LLP. as its independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted Malone Bailey, LLP regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B. The decision to change independent registered accountants was approved by the Company’s Board of Directors, as the Company has no audit committee.

First Quarter Restatement

On July 24, 2017, the Board of Directors (the “Board”) of Cardiff International, Inc. (the “Company”) concluded that the unaudited financial statements for the 1st Quarter 2017 (the “Relevant Period”), as previously filed as part of the Company’s previously issued unaudited consolidated financial statement as of and for the quarter ended March 31, 2017 should no longer be relied upon. The Company will restate its unaudited consolidated financial statements for the Restated Period to reflect adjustments in the fair market value.

The Company has concluded to restate its financial statements for the Relevant Period to correct certain accounting and disclosure errors, primarily associated with accruals related to non-cash third-party service payments. The Company and its advisors are working expeditiously to complete this review and the Company intends to bring current its financial reporting obligations as soon as practicable. It is expected the amendment to the March 31, 2017 will be filed on or about August 21, 2017.

Termination of Consulting Service Support Corporation Acquisition

As previously disclosed, on March 10, 2017 Cardiff International, Inc. a company incorporated in the State of Florida ("Cardiff"), entered into an Acquisition Agreement (the “Agreement”) to purchase Consulting Services Support Corporation, Inc. (“CSSC”), a company incorporated in the State of Illinois in a Tax-Free Exchange under section 368 (a)(1)(B) of the United States Internal Revenue Code of 1986. CSSC failed to comply with the terms of the Agreement and as a result Cardiff has terminated the Agreement effective immediately.

The Company placed in reserve 10,000,000 shares of Convertible Preferred “J” stock of which 6,056,227 shares were to be issued pursuant to the Agreement. The Preferred “J” shares have a 1 to 1.25 conversion rate (the “Conversion”) governed by a Lock-Up/Leak-Out Agreement in exchange for 100% of shares of CSSC represented by all assets valued at $1,544,338.

The Company believes the termination and revocation of this Acquisition is in the best interest of our Shareholders. The Asset Acquisition Agreement was attached as Exhibit 1A to the Current Report on Form 8-K filed by Cardiff July 24, 2017 and which is incorporated herein by reference.

The decision to revoke the CSSC Acquisition Agreement was approved by the Company’s Board of Directors.

Acquisition of American Cycle Finance, Inc.

On or about April 1, 2017, the Company signed a definitive merger agreement under which American Cycle will merge into Cardiff International as its subsidiary. The acquisition is an all-stock transaction valued at approximately $5 million.

Cardiff’s total assets will increase to approximately $12 million including the $7 million in acquired American Cycle assets. This market expanding merger provides entry into attractive markets with strong demographics including 204 motorcycle dealers located throughout America. In 2016, American Cycle reported $6.5 million in original loans; a loan portfolio of $7 million in assets; loan losses of less than 1.6% and revenues of $1.3 million.

American Cycle (formally, “Ride Today Acceptance, LLC” ) was founded in January, 2015, in Beverly, Massachusetts.

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

On April 5, 2017, CDIF’s Board of Directors approved retaining current founders to serve as senior management of American Cycle.

There are no family relationships of our directors or executive officers.

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

* To be filed by amendment.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 21, 2017	CARDIFF INTERNATIONAL, INC.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Accounting Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

