Form 10-Q/A
period 2017-03-31
CARDIFF INTERNATIONAL INC
filed 2017-09-05
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Yes ☐          No ☒

Common Stock outstanding at August 27, 2017, 38,817,810 shares of $0.001 par value Common Stock.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (the “Original 10-Q”) of Cardiff International, Inc. to correct the disclosure with respect to the Acquisition Agreement with Consulting Services Support Corporation (CSSC Corp) and its subsidiaries Decision Technology Corporation and CSSC Services and Solutions, Incorporation (collectively referred to as “CSSC Group”), and understatement of derivative liabilities due to the derivative financial instrument of the convertible notes.

No other changes are being made and this Amended Report still speaks only as of the date it was initially filed.

This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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
	(Unaudited)
	(Restated)
ASSETS

Current assets
Cash	$164,107	$62,948
Accounts receivable, net	60,234	32,008
Inventory	42,229	42,229
Prepaid and other	39,190	36,990
Total current assets	305,760	174,175

Property and equipment, net of accumulated depreciation of $870,583 and $827,299, respectively	711,866	748,109
Land	603,000	603,000
Intangible assets, net	12,267	12,668
Deposits	6,950	1,528
Due from related party	283	–
Goodwill	932,529	932,529
Total Assets	$2,572,655	$2,472,009

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$116,257	$65,901
Accrued expenses	501,888	529,975
Accrued expenses - related parties	1,322,750	1,187,750
Interest payable	252,949	231,452
Accrued payroll taxes	42,402	41,783
Due to officers and shareholders	95,540	503,127
Line of credit	18,781	10,000
Common stock to be issued	500	500
Series I preferred shares to be issued	10,000	–
Series H preferred shares to be issued	–	728,907
Notes payable, unrelated party	242,532	259,320
Notes payable - related party	142,345	166,695
Convertible notes payable, net of debt discounts of $71,556 and $21,833, respectively	293,944	157,452
Convertible notes payable - related party	165,000	165,000
Derivative Liability	1,469,471	–
Tax payable	21,944	23,444
Total current liabilities	4,696,303	4,071,306

Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1, H	8,924	5,480
Series C preferred	–	–
Common stock; 200,000,000 shares authorized with $0.001 par value; 36,089,183 and 25,223,578 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	36,089	25,224
Additional paid-in capital	43,819,075	43,831,356
Retained deficit	(45,987,736)	(45,461,357)
Total shareholders' equity (deficiency)	(2,123,648)	(1,599,297)

Total liabilities and shareholders' equity (deficiency)	$2,572,655	$2,472,009

The accompanying notes are an integral part of these unaudited financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For The Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
	(Restated)
REVENUE
Rental income	$46,010	$40,613
Sales of pizza	134,237	214,593
Sales of ice cream	260,653	–
Other	3,745	18,090
Total revenue	444,645	273,296

COST OF SALES
Rental business	33,621	29,970
Pizza restaurants	94,303	106,903
Ice cream stores	151,305	–
Total cost of sales	279,229	136,873

GROSS MARGIN	165,416	136,423

OPERATING EXPENSES	610,741	330,833

GAIN (LOSS) FROM OPERATIONS	(445,325)	(194,410)

OTHER INCOME (EXPENSE)
(Loss) from extinguishment of debt	(45,933)	–
Change in value of derivative liability	20,793	1,731
Interest expense	(25,637)	(8,741)
Amortization of debt discounts	(30,277)	–
(Loss) from disposal of fixed assets	–	(2,442)
Total other income (expenses)	(81,054)	(9,452)

NET INCOME (LOSS) FOR THE PERIOD	(526,379)	(203,862)

INCOME (LOSS) PER COMMON SHARE
-BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	30,153,144	9,528,026

The accompanying notes are an integral part of these unaudited financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For The Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
	(Restated)

Net (loss) from continuing operations	$(526,379)	$(203,862)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	43,685	17,958
Loss (gain) from disposal of fixed assets	–	2,442
Loss on extinguishment of debt	45,933	–
Amortization of loan discount	30,277	–
Change in value of derivative liabilities	(20,793)	(1,731)
Stock based compensation	58,750	36,135
Warrants expenses	47,000	–
Convertible note issued for services rendered	80,000	50,000
(Increase) decrease in:
Accounts receivable	(28,226)	–
Deposits	(5,422)	(6,995)
Prepaids and other	(2,200)	(6,439)
Increase (decrease) in:
Accounts payable	50,356	(11,102)
Accrued expenses	47,913	60,133
Interest payable	21,599	8,741
Tax payable	(1,500)	–
Accrued payroll taxes	619	(249)
Accrued officers' salaries	135,000	31,755

Net cash (used in) operating activities	(23,388)	(23,214)

INVESTING ACTIVITIES
Advances - note receivable	–	18,219
Purchase of fixed assets	(7,041)	(3,974)

Net cash provided by (used in) investing activities	(7,041)	14,245

FINANCING ACTIVITIES
Due from related party	(283)	–
Due to related party	4,878	19,697
Proceeds from sales of stock	20,000	9,000
Proceeds from convertible notes payable	115,000	17,500
(Repayments to) notes payable - related party	–	(10,500)
Proceeds from line of credit	8,781	–
(Repayments to) proceeds from notes payable	(16,788)	461

Net cash provided by financing activities	131,588	36,158

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	101,159	27,189

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,948	31,559

CASH AND CASH EQUIVALENTS, END OF PERIOD	$164,107	$58,748

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,140	$–
Income tax paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$9,887	$5,000
Series H preferred shares issued for Repicci Group	$728,907	$–
Conversion of preferred stock to common stock	$7,294	$–
Derivative liability at beginning of the year	$1,472,264	$–
Reclassified derivative liabilities to additional paid in capital	$62,000	$12,217

The accompanying notes are an integral part of these unaudited financial statements

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

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff International, Inc. (“Cardiff”, the “Company”), a publicly held corporation. In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, and income-producing commercial real estate properties, all designed to pay a dividend to the Company’s shareholders. The reason for this strategy was to protect the Company’s shareholders by acquiring businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, the Company had negated more than 90% of all its debt; by March 31, 2017, the Company had completed the acquisition of seven businesses: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. In addition, there are three acquisitions: Titancare, LLC, York County In Home Care, Inc., Ride Today Acceptance, LLC pending as of the date of this report.

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

Edge View Properties, Inc acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company is in the development stage and, as such, has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of March 31, 2017, the Company had shareholders’ deficit of $2,123,648. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

(1) On July 26, 2017, the Company’s Board of Directors approved to unwind the Acquisition Agreement with Consulting Services Support Corporation (CSSC Corp) and its subsidiaries Decision Technology Corporation and CSSC Services and Solutions, Incorporation (collectively referred to as “CSSC Group”), which was entered into on March 10, 2017. Upon rescission of the contract, CSSC Corp shall keep their finance business and the Company does not have to issue the stock. The contract between CSSC Corp and the Company is rendered a nullity. The Company believes the termination and revocation of this Acquisition is in the best interest of the Company’s Shareholders.

Accordingly, all the financial statements as of March 31, 2017 and for the three months ended March 31, 2017 are restated.

(2) In addition, on July 27, 2017 the Company identified errors related to understatement of derivative liabilities as of March 31, 2017, and change in the fair value of the derivative liability for the three months ended March 31, 2017. The facts underlying the Company’s original conclusion is that there were no derivative liabilities incurred when the convertible promissory notes in total amount of $61,500 were entitled to be converted at the conversion price of $0.03 per share, which was considered as a floor. In fact the variable conversion price of such convertible promissory notes triggered derivative liabilities of the Company and tainted the convertible notes with fixed conversion price.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of March 31, 2017

	March 31, 2017	Adjustments		March 31, 2017
	Original			Restated
ASSETS

Current assets
Cash	$485,824	$(321,717)	(1)	$164,107
Accounts receivable, net	478,738	(418,504)	(1)	60,234
Inventory	42,229	–		42,229
Prepaid and other	57,632	(18,442)	(1)	39,190
Total current assets	1,064,423	(758,663)		305,760

Property and equipment, net of accumulated depreciation of $870,583	756,940	(45,074)	(1)	711,866
Land	603,000	–		603,000
Intangible assets	185,320	(173,053)	(1)	12,267
Deposits	59,976	(53,026)	(1)	6,950
Due from related party	283	–		283
Goodwill	2,835,304	(1,902,775)	(1)	932,529
Total Assets	$5,505,246	$(2,932,591)		$2,572,655

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$605,993	$(489,736)	(1)	$116,257
Accrued expenses	685,996	(184,108)	(1)	501,888
Accrued expenses - related parties	1,403,069	(80,319)	(1)	1,322,750
Interest payable	252,949	–		252,949
Accrued payroll taxes	42,402	–		42,402
Due to officers and shareholders	95,540	–		95,540
Line of credit	18,781	–		18,781
Common stock to be issued	500	–		500
Series J preferred shares to be issued	2,066,687	(2,066,687)	(1)	–
Series I preferred shares to be issued	10,000	–		10,000
Series H preferred shares to be issued	–	–		–
Notes payable, unrelated party	292,532	(50,000)	(1)	242,532
Notes payable - related party	142,345	–		142,345
Convertible notes payable, net of debt discounts of $71,556 and $21,833, respectively	293,944	–		293,944
Convertible notes payable - related party	165,000	–		165,000
Derivative Liability	–	1,469,471	(2)	1,469,471
Tax payable	92,232	(70,288)	(1)	21,944
Total current liabilities	6,167,970	(1,471,667)		4,696,303

Preferred stock
Series A preferred	–	–		–
Preferred Stock Series B, D, E, F, F-1, H	8,924	–		8,924
Series C preferred	–	–		–
Common stock; 200,000,000 shares authorized with $0.001 par value; 36,089,183 and 25,223,578 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	36,089	–		36,089
Additional paid-in capital	45,309,339	(1,490,264)	(1)(2)	43,819,075
Retained deficit	(46,017,076)	29,340	(1)(2)	(45,987,736)
Total shareholders' equity (deficiency)	(662,724)	(1,460,924)		(2,123,648)

Total liabilities and shareholders' equity (deficiency)	$5,505,246	$(2,932,591)		$2,572,655

For the three months ended March 31, 2017

Statement of Operations

	Original	Adjustments		Restated
REVENUE
Rental income	$46,010	$–		$46,010
Sales of pizza	134,237	–		134,237
Sales of ice cream	260,653	–		260,653
Financial services income	269,417	(269,417)	(1)	–
Other	3,745	–		3,745
Total revenue	714,062	(269,417)		444,645

COST OF SALES
Rental business	33,621	–		33,621
Pizza restaurants	94,303	–		94,303
Ice cream stores	151,305	–		151,305
Financial services	200,761	(200,761)	(1)	–
Other	–	–		–
Total cost of sales	479,990	(200,761)		279,229

GROSS MARGIN	234,072	(68,656)		165,416

OPERATING EXPENSES	687,944	(77,203)	(1)	610,741

GAIN (LOSS) FROM OPERATIONS	(453,872)	8,547		(445,325)

OTHER INCOME (EXPENSE)
(Loss) from extinguishment of debt	(45,933)	–		(45,933)
Change in value of derivative liability	–	20,793	(2)	20,793
Interest expense	(25,637)	–		(25,637)
Amortization of debt discounts	(30,277)	–		(30,277)
(Loss) from disposal of fixed assets	–	–		–
Total other income (expenses)	(101,847)	20,793		(81,054)

NET INCOME (LOSS) FOR THE PERIOD	(555,719)	29,340		(526,379)

INCOME (LOSS) PER COMMON SHARE
-BASIC	$(0.02)			$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC AND DILUTED	30,153,144			30,153,144

Statement of Cash Flow

	Original	Adjustments		Restated

Net (loss) from continuing operations	$(555,719)	$29,340	(1)(2)	$(526,379)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	48,260	(4,575)	(1)	43,685
Loss on extinguishment of debt	45,933	–		45,933
Amortization of loan discount	30,277	–		30,277
Change in value of derivative liability	–	(20,793)	(2)	(20,793)
Stock based compensation	58,750	–		58,750
Warrants expenses	47,000	–		47,000
Convertible note issued for services rendered	80,000	–		80,000
(Increase) decrease in:
Accounts receivable	(113,825)	85,599	(1)	(28,226)
Inventory	–	–		–
Deposits	(5,422)	–		(5,422)
Prepaids and other	13,436	(15,636)	(1)	(2,200)
Increase (decrease) in:
Accounts payable	120,870	(70,514)	(1)	50,356
Accrued expenses	45,653	2,260	(1)	47,913
Interest payable	21,599	–		21,599
Tax payable	(1,500)	–		(1,500)
Accrued payroll taxes	619	–		619
Accrued officers' salaries	135,000	–		135,000

Net cash (used in) operating activities	(29,069)	5,681		(23,388)

INVESTING ACTIVITIES
Purchase of fixed assets	(7,298)	257	(1)	(7,041)

Net cash provided by (used in) investing activities	(7,298)	257		(7,041)

FINANCING ACTIVITIES
Due from related party	(283)	–		(283)
Due to related party	4,878	–		4,878
Proceeds from sales of stock	20,000	–		20,000
Proceeds from convertible notes payable	115,000	–		115,000
(Repayments to) notes payable - related party	–	–		–
Proceeds from line of credit	8,781	–		8,781
(Repayments to) proceeds from notes payable	(16,788)	–		(16,788)

Net cash provided by financing activities	131,588	–		131,588

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	95,221	5,938	(1)(2)	101,159

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	390,603	(327,655)	(1)	62,948

CASH AND CASH EQUIVALENTS, END OF PERIOD	$485,824	$(321,717)	(1)	$164,107

3. FIXED ASSETS

Plant and equipment, net as of March 31, 2017 and December 31, 2016 was $711,866 and $748,109, respectively, consisting of the following:

	March 31, 2017	December 31, 2016

Furniture, fixture and equipment	$950,315	$903,249
Leasehold improvements	632,134	672,159
	1,582,449	1,575,408
Less: accumulated depreciation	(870,583)	(827,299)
Plant and equipment, net	$711,866	$748,109

During the three months ended March 31, 2017 and 2016, depreciation and amortization expense was $43,685 and $17,958, respectively. See Note 4 for additional information regarding amortization.

4. INTANGIBLE ASSETS

As of March 31, 2017 and December 31, 2016, net intangible assets was $12,267 and $12,668 respectively, due to the franchise fee paid by Repicci’s Group.

5. ACCRUED EXPENSES

As of March 31, 2017 and December 31, 2016, the Company had accrued expenses of $1,824,638 and $1,717,725, respectively, consisted of the following:

	March 31, 2017	December 31, 2016

Accrued salaries	$248,031	$250,381
Accrued salaries – related party	1,297,500	1,162,500
Lease payable – related party	25,250	25,250
Accrued expenses - other	253,857	279,594
Total	$1,824,638	$1,717,725

6. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

Refreshment Concepts, LLC leases its premises from its prior owner under a month-to-month lease at the rate of $1,500 per month. As of March 31, 2017 and December 31, 2016, the Company had lease payable of $25,250 to the related party.

On January 24, 2017, the Company issued 2,010,490 shares of Common Stock to settle $402,098 due to the prior owner of Refreshment Concepts LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $80,420. As of March 31, 2017 and December 31, 2016, in addition to the lease payable of $25,250, the outstanding balance due to the same prior owner was $33,345 and $57,695, respectively.

On January 24, 2017, the Company issued 173,585 shares of Common Stock to settle $34,717 due to the prior owner of Repicci’s Franchise Group LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $6,943. As of March 31, 2017 and December 31, 2016, the outstanding balance due to the same prior owner was $1,000 and $40,550, respectively.

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

7. NOTES PAYABLE

Notes payable at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016

Notes Payable – Unrelated Party	$242,532	$259,320
Notes Payable – Related Party	142,345	166,695
Discount on notes	–	–
Total	$384,877	$426,015
Current portion	(384,877)	(426,015)
Long-term portion	$–	$–

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

On August 4, 2015, the Company entered into a Promissory Note agreement (“Note 3”) with a related party for $19,500. Note 3 bears interest at 6% per year and matures on December 31, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. The Company repaid $10,500 to the related party in 2016, therefore, the balance of Note 3 was $9,000 as of March 31, 2017 and December 31, 2016, respectively. Note 3 is currently in default.

As of March 31, 2017 and December 31, 2016, the Company also had note payable of $33,345 and $57,695, respectively, to the prior owner of Repicci’s Group.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2017	$384,877
2018	0
2019	0
2020	0
2021	0
Total	$384,877

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

Convertible notes at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016

Convertible Notes Payable – Unrelated Party	$365,500	$179,285
Convertible Notes Payable – Related Party	165,000	165,000
Discount on Convertible Notes Payable - Unrelated Party	(71,556)	(21,833)
Total - Current	$458,944	$322,452

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 4”) in the amount of $9,000. Note 4 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 4 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is currently in default on Note 4. On August 17, 2015, a portion of principal of $1,500 was converted into 300,000 shares of Common Stock of the Company upon the request of the holder. During the year ended December 31, 2016, the note holder converted $3,715 principal and $1,310 accrued interest payable into 1,005,000 shares of common stock at a conversion price of $0.005 per share. And $3,000 of principal is forgiven by the note holder. In addition, the Company agreed to reimburse the holder’s certificate processing cost by adding $1,000 to the principal for each note conversion pursuant to an addendum, dated February 3, 2016. During the three months ended March 31, 2017, the note holder converted $2,785 principal, $1,000 processing cost reimbursement and $102 accrued interest into 777,400 shares of common stock at a conversion price of $0.005 per share. The balance of Note 4 was $2,785 as of December 31, 2016, which was paid in full as of March 31, 2017.

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

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2016 and March 31, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2016	$74,750	0.11	$0.03	$0.2250	221%	0.0062
3/31/2017	$56,236	0.35	$0.03	$0.1767	173%	0.0091

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

On February 16, 2017, a portion of principal of $6,000 was converted into 200,000 shares of common stock.

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2016, February 16, 2017 and March 31, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2016	$325,001	0.18	$0.03	$0.2250	221%	0.0062
2/16/2017	$62,000	0.05	$0.03	$0.3400	173%	0.0051
3/31/2017	$215,164	0.35	$0.03	$0.1767	173%	0.0091

Note 8 was in default with principal balance of $44,000 as of March 31, 2017. During the three months ended March 31, 2017, the Company recorded late fee and default interest related to Note 8 in total amount of $6,608 and amortization of debt discounts in amount of $18,333. There was no unamortized debt discount related Note 8 as of March 31, 2017.

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

The table below sets forth the assumptions for Binomial-Lattice valuation model on March 31, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
3/31/2017	$391,208	0.45	$0.03	$0.1767	173%	0.0091

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

Resulting from the tainted issue by the derivative financial instrument of the convertible notes, The Company determined that the conversion features contained in Debenture 1 and Debenture 2 carrying value represents an embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2016 and March 31, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2016	$1,072,513	0.50	$0.03	$0.2250	221%	0.0062
3/31/2017	$806,863	0.35	$0.03	$0.1767	173%	0.0091

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2017	$335,500
2018	$195,000

9. FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of March 31, 2017 and December 31, 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 9. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 9 are that of volatility and market price of the underlying common stock of the Company.

As of March 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2017, in the amount of $1,469,471 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2017:

Debt Derivative
Balance, December 31, 2016	$–
Total (gains) losses
Initial fair value of debt derivative at note issuance	1,472,264
Mark-to-market at March 31, 2017:	(2,793)
Transfers out of Level 3 upon conversion or payoff of notes payable	–
Balance, March 31, 2017	$1,469,471
Net gain for the period included in earnings relating to the liabilities held during the period ended March 31, 2017	$20,793

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended March 31, 2017, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

10. LINE OF CREDIT

On December 28, 2016, the Company entered into an unsecured Business Line of Credit Agreement with Fundation Group LLC (“Fundation”), pursuant to which the Company was allowed to take a draw from Fundation up to $20,000 from time to time. The Line of Credit bears interest at a rate of 11.49% per annum, subject to increase or decrease with 90 days notice. There was an initial closing fee of $500 and a 2% draw fee on subsequent draws. Monthly principal and interest payments are due and the line is due in full in 18 months from the latest draw. The outstanding principal and interest will be amortized over 18 months. As of March 31, 2017 and December 31, 2016, the Company had balance of $18,781 and $10,000, respectively.

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

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended
	March 31, 2017	March 31, 2016

Numerator:
Net (loss)	$(526,379)	$(203,862)

Denominator:
Weighted-average shares outstanding - Basic and Diluted	30,153,144	9,528,026

Basic and Diluted earnings (loss) per share	$(0.02)	$(0.02)

This does not include the potential dilutive effect if all exercisable warrants were exercised or conversions of convertible notes and convertible preferred stock as described below:

Principal conversion	7,028,696
Interest conversion	8,356,189
Warrants	200,000
Preferred Stock conversion	359,196,019
Total	367,752,208

13. CAPITAL STOCK

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

There was no change in Series J and J1 Preferred Stock during the three months ended March 31, 2017 and 2016.

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

14. WARRANTS

Pursuant to a consulting agreement with an unrelated party, dated February 10, 2017, the Company agreed to grant total 800,000 warrants to a consultant for consulting services related to marketing and business development. The initial allotment of 200,000 warrants were granted during the three months ended March 31, 2017. The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on February 10, 2017.

Reporting Date	Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
2/10/2017	$47,000	3	$0.50	$0.235	535%	0.0147

Accordingly, the Company recorded warrant expenses of $47,000 during the three months ended March 31, 2017.

The following tables summarize all warrant outstanding as of March 31, 2017, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2017	0	$0
Granted	200,000	0.50
Exercised	0	0
Expired	0	$0
Balance at March 31, 2017	200,000	0.50
Warrants Exercisable at March 31, 2017	200,000	$0.50

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating leases of $58,708 and $76,500 for the three months ended March 31, 2017 and 2016, respectively, consisting of the followings.

	For the three months ended
	March 31, 2017	March 31, 2016

Restaurants	$33,800	$35,536
Lot	17,381	11,324
Office	7,527	29,308
Equipment Rentals	0	332
Total	$58,708	$76,500

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

	For the three months ended
	March 31, 2017	March 31, 2016
Revenues:
We Three	$46,010	$40,613
Romeo’s NY Pizza	134,237	214,593
Repicci’s Group	260,653	–
Others	3,745	18,090
Consolidated revenues	$444,645	$273,296

Cost of Sales:
We Three	$33,621	$29,970
Romeo’s NY Pizza	94,303	106,903
Repicci’s Group	151,305	–
Others	–	–
Consolidated cost of sales	$279,229	$136,873

Income (Loss) before taxes
We Three	$15,043	$32,383
Romeo’s NY Pizza	(38,954)	2,349
Repicci’s Group	37,598	–
Others	(540,066)	(238,594)
Consolidated loss before taxes	$(526,379)	$(203,862)

	As of	As of
	March 31, 2016	December 31, 2016
Assets:
We Three	$231,476	$216,433
Romeo’s NY Pizza	(6,757)	19,241
Repicci’s Group	519,508	411,606
Others	1,828,428	1,824,729
Combined assets	$2,572,655	$2,472,009

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

Through inception until December 2014, we have restructured ourselves into a holding company and have acquired several additional businesses; We Three, Inc. d/b/a Affordable Housing Initiative, Romeo’s NY Pizza, Edge View Properties, FDR Enterprises, Inc. Repicci’s Franchise Group, and Refreshment Concepts.

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

Results of Operations

We had revenues in the amount of $444,645 for the three months ended March 31, 2017 compared to revenues of $273,296 for the three months ended March 31, 2016, an increase of 63%. Since we had various acquisitions over the past year, the increase in revenues is primarily attributable experience full revenue quarter cycles for those acquisitions. A revenue breakdown by segment is as follows:

	For the three months ended
	March 31,	March 31,
	2017	2016
Revenues:
We Three	$46,010	$40,613
Romeo’s NY Pizza	134,237	214,593
Repicci’s Group	260,653	–
Others	3,745	18,090
Consolidated revenues	$444,645	$273,296

The decrease in revenues from sales of pizza during this reporting period were attributable to the decrease in number of stores. We have one pizza store open in the first quarter of 2017. The impact from such decrease was offset by the revenues from Repicci’s Group, which was acquired on August 10, 2016. The results of the operations for Repicci’s Group have been included in the consolidated financial statements since the dates of the acquisitions.

We had costs of sales in the amount of $279,229 for the three months ended March 31, 2017 compared to costs of sales in the amount of $136,873 for the three months ended March 31, 2016. The costs of sales for the periods related to each segment are as follows:

	For the three months ended
	March 31,	March 31,
	2017	2016
Cost of Sales:
We Three	$33,621	$29,970
Romeo’s NY Pizza	94,303	106,903
Repicci’s Group	151,305	–
Others	–	–
Consolidated cost of sales	$279,229	$136,873

The increase in cost of sales was primarily attributable to the acquisitions of Repicci’s Group. The results of the operations for Repicci’s Group have been included in the consolidated financial statements since the dates of the acquisitions.

We had operating expenses of $610,741 for the three months ended March 31, 2017 compared to operating expenses of $330,833 for the three months ended March 31, 2016. The increase in operating expenses during the period was primarily due to our increased level of operations due to our acquisitions and also due to an increase in professional fees associated with auditing our acquisitions. Additionally, stock based compensation increased to $58,750 for the period compared to $36,135 for the same period in 2016.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2017, we had $164,107 in cash and cash equivalents and total assets amounted to $2,572,655. At December 31, 2016 we had $62,948 of cash and cash equivalents, and total assets amounted to $2,472,009.

Net cash used in operating activities was $23,388 and $23,214 for the three months ended March 31, 2017 and 2017, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $526,379 and $203,862, respectively. These amounts were partially offset by increases in accounts payable, accrued expenses and accrued officer salaries during the 2017 period. In the 2016 period, the negative cash flows from operating activities were partially offset by increases in accrued expenses and accrued officer salaries.

Net cash used in investing activities was $7,041 for the three months ended March 31, 2017, compared to net cash provided by investing activities of $14,245 for the same period in 2016. Cash flows provided by and used in investing activities for both periods were due to fixed asset purchases and sales related to our mobile home leasing business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended March 31, 2017.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated: September 5, 2017	CARDIFF INTERNATIONAL, INC.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Accounting Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

