Form 10-Q/A
period 2017-06-30
CARDIFF INTERNATIONAL INC
filed 2017-09-05
CIK 811222

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

Yes ☐          No ☒

Common Stock outstanding at June 30, 2017, 38,817,810 shares of $0.001 par value Common Stock.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 (the “Original 10-Q”) of Cardiff International, Inc. to correct the disclosure with respect to the Acquisition Agreement with American Cycle Finance LLC (“ACF”).

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
	(Unaudited)
	(Restated)
ASSETS

Current assets
Cash	$221,509	$62,948
Accounts receivable, net	147,410	32,008
Inventory	37,088	42,229
Prepaid and other	28,164	36,990
Total current assets	434,171	174,175

Property and equipment, net of accumulated depreciation of $911,982 and $827,299, respectively	670,467	748,109
Land	603,000	603,000
Intangible assets	11,865	12,668
Deposits	6,950	1,528
Due from related party	3,650	–
Goodwill	932,529	932,529
Total assets	$2,662,632	$2,472,009

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$135,507	$65,901
Accrued expenses	558,061	529,975
Accrued expenses - related parties	1,498,350	1,187,750
Interest payable	262,738	231,452
Accrued payroll taxes	42,486	41,783
Due to officers and shareholders	108,771	503,127
Line of credit	17,891	10,000
Common stock to be issued	500	500
Series I preferred shares to be issued	10,000	–
Series H preferred shares to be issued	–	728,907
Notes payable, unrelated party	225,362	259,320
Notes payable - related party	153,189	166,695
Convertible notes payable, net of debt discounts of $313,194 and $21,833, respectively	406,453	157,452
Convertible notes payable - related party	165,000	165,000
Derivative Liability	814,911	–
Tax payable	20,444	23,444
Total current liabilities	4,419,663	4,071,306

Preferred stock
Series A preferred	–	–
Preferred Stock Series B, D, E, F, F-1, H	8,816	5,480
Series C preferred	–	–
Common stock; 200,000,000 shares authorized with $0.001 par value; 38,817,810 and 25,223,578 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	38,818	25,224
Additional paid-in capital	44,956,745	43,831,356
Retained deficit	(46,761,410)	(45,461,357)
Total shareholders' equity (deficiency)	(1,757,031)	(1,599,297)

Total liabilities and shareholders' equity (deficiency)	$2,662,632	$2,472,009

The accompanying notes are an integral part of these unaudited financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For The Three Months Ended		For The Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)		(Restated)
REVENUE
Rental income	$48,687	$40,360	$94,697	$80,973
Sales of pizza	150,640	168,923	284,877	383,516
Sales of ice cream	361,159	–	621,812	–
Other	–	–	3,745	18,090
Total revenue	560,486	209,283	1,005,131	482,579

COST OF SALES
Rental business	45,566	51,000	79,187	80,970
Pizza restaurants	106,253	96,254	200,556	203,157
Ice cream stores	420,956	–	572,261	–
Total cost of sales	572,775	147,254	852,004	284,127

GROSS MARGIN	(12,289)	62,029	153,127	198,452

OPERATING EXPENSES	621,310	292,794	1,232,051	623,627

GAIN (LOSS) FROM OPERATIONS	(633,599)	(230,765)	(1,078,924)	(425,175)

OTHER INCOME (EXPENSE)
(Loss) Gain from extinguishment of debt	–	3,000	(45,933)	3,000
Change in value of derivative liability	(996)	–	19,797	1,731
Interest expense	(25,717)	(11,877)	(51,354)	(20,618)
Amortization of debt discounts	(113,362)	–	(143,639)	–
(Loss) from disposal of fixed assets	–	(2,709)	–	(5,151)
Total other income (expenses)	(140,075)	(11,586)	(221,129)	(21,038)

NET INCOME (LOSS) FOR THE PERIOD	(773,674)	(242,351)	(1,300,053)	(446,213)

INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC AND DILUTED	37,710,275	11,836,014	33,943,629	10,682,020

The accompanying notes are an integral part of these unaudited financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For The Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
	(Restated)
Net (loss) from continuing operations	$(1,300,053)	$(446,213)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	85,486	35,772
Loss (gain) from disposal of fixed assets	–	5,151
Loss (gain) on extinguishment of debt	45,933	(3,000)
Amortization of loan discount	143,639	–
Change in value of derivative liability	(19,797)	(1,731)
Stock based compensation	300,216	–
Warrants expenses	67,799	–
Convertible note issued for services rendered	80,000	50,000
Convertible note issued for conversion cost reimbursement	4,000
(Increase) decrease in:
Accounts receivable	(115,402)	–
Inventory	5,141	–
Deposits	(5,422)	6,950
Prepaid and other	8,826	(6,779)
Increase (decrease) in:
Accounts payable	69,606	(10,311)
Accrued expenses	(50,614)	196,699
Interest payable	43,705	18,694
Tax payable	(3,000)	–
Accrued payroll taxes	703	(261)
Accrued officers' salaries	310,600	91,755

Net cash (used in) operating activities	(328,634)	(63,274)

INVESTING ACTIVITIES
Proceeds on sale of fixed assets	–	31,637
Purchase of fixed assets	(7,041)	(3,974)

Net cash provided by (used in) investing activities	(7,041)	27,663

FINANCING ACTIVITIES
Due from related party	(3,650)	31,197
Due to related party	28,953
Proceeds from sales of stock	40,000	24,000
Proceeds from convertible notes payable	465,000	20,684
(Repayments to) convertible notes payable	(10,000)	–
(Repayments to) notes payable	(33,958)	–
(Repayments to) notes payable - related party	–	(10,500)
Proceeds from line of credit	7,891	–
Proceeds from notes payable	–	1,037

Net cash provided by financing activities	494,236	66,418

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	158,561	30,807

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,948	31,559

CASH AND CASH EQUIVALENTS, END OF PERIOD	$221,509	$62,366

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,140	$–
Income tax paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$41,057	$14,600
Series H preferred shares issued for Repicci Group	$728,907	$–
Reclass derivative liabilities to APIC	$(1,243,708)	$12,217
Conversion of preferred stock to common stock	$8,477	$–

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

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff International, Inc. (“Cardiff”, the “Company”), a publicly held corporation. In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, and income-producing commercial real estate properties, all designed to pay a dividend to the Company’s shareholders. The reason for this strategy was to protect the Company’s shareholders by acquiring businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, the Company had negated more than 90% of all its debt; by June 30, 2017, the Company had completed the acquisition of six businesses: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. In addition, there are two acquisitions: Titancare, LLC and York County In Home Care, Inc. pending as of the date of this report.

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

Edge View Properties, Inc acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of June 30, 2017, the Company had shareholders’ deficit of $1,757,031. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

(1) On August 22, 2017, the Company’s Board of Directors approved to unwind the Acquisition Agreement with American Cycle Finance LLC (“ACF”), which was closed on April 1, 2017. Upon rescission of the contract, ACF shall keep their finance business and the Company does not have to issue the stock. The contract between ACF and the Company is rendered a nullity. The Company believes the termination and revocation of this Acquisition is in the best interest of the Company’s Shareholders.

Accordingly, all the financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 are restated.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

Balance Sheets

As of June 30, 2017

	June 30, 2017		June 30, 2017
	(Original)	Adjustment	(Restated)
ASSETS

Current assets
Cash	$254,865	$(33,356)	$221,509
Accounts receivable, net	223,512	(76,102)	147,410
Inventory	151,732	(114,644)	37,088
Loans receivable	6,755,695	(6,755,695)	–
Prepaid and other	28,164	–	28,164
Total current assets	7,413,968	(6,979,797)	434,171

Property and equipment, net of accumulated depreciation of $929,435 and $838,736, respectively	715,621	(45,154)	670,467
Land	603,000	–	603,000
Intangible assets	11,865	–	11,865
Deposits	6,950	–	6,950
Due from related party	3,650	–	3,650
Goodwill	3,783,660	(2,851,131)	932,529
Total assets	$12,538,714	$(9,876,082)	$2,662,632

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$199,283	$(63,776)	$135,507
Accrued expenses	563,099	(5,038)	558,061
Accrued expenses - related parties	1,498,350	–	1,498,350
Interest payable	302,738	(40,000)	262,738
Accrued payroll taxes	42,486	–	42,486
Due to officers and shareholders	108,771	–	108,771
Line of credit	17,891	–	17,891
Common stock to be issued	500	–	500
Series I preferred shares to be issued - related party	10,000	–	10,000
Series H preferred shares to be issued	–	–	–
Series K preferred shares to be issued	2,389,950	(2,389,950)	–
Notes payable, unrelated party	7,674,519	(7,449,157)	225,362
Notes payable - related party	153,189	–	153,189
Convertible notes payable, net of debt discounts of $313,194 and $21,833, respectively	406,453	–	406,453
Convertible notes payable - related party	165,000	–	165,000
Derivative Liability	814,911	–	814,911
Tax payable	20,444	–	20,444
Total current liabilities	14,367,584	(9,947,921)	4,419,663

Preferred stock
Series A preferred	–	–	–
Preferred Stock Series B, D, E, F, F-1, H	8,816	–	8,816
Series C preferred	–	–	–
Common stock; 200,000,000 shares authorized with $0.001 par value; 38,817,810 and 25,223,578 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	38,818	–	38,818
Additional paid-in capital	44,956,745	–	44,956,745
Retained deficit	(46,833,249)	71,839	(46,761,410)
Total shareholders' equity (deficiency)	(1,828,870)	71,839	(1,757,031)

Total liabilities and shareholders' equity (deficiency)	$12,538,714	$(9,876,082)	$2,662,632

Statement of Operations

For the three months ended June 30, 2017

	(Original)	Adjustment	(Restated)
REVENUE
Rental income	$48,687	$–	$48,687
Sales of pizza	150,640	–	150,640
Sales of ice cream	361,159	–	361,159
Financing services	594,612	(594,612)
Other	–	–	–
Total revenue	1,155,098	(594,612)	560,486

COST OF SALES
Rental business	45,566	–	45,566
Pizza restaurants	106,253	–	106,253
Ice cream stores	420,956	–	420,956
Financing services	325,033	(325,033)	–
Other	–	–	–
Total cost of sales	897,808	(325,033)	572,775

GROSS MARGIN	257,290	(269,579)	(12,289)

OPERATING EXPENSES	667,929	(46,619)	621,310

GAIN (LOSS) FROM OPERATIONS	(410,639)	(222,960)	(633,599)

OTHER INCOME (EXPENSE)
(Loss) Gain from extinguishment of debt	–	–	–
Change in value of derivative liability	(996)	–	(996)
Interest expense	(73,549)	47,832	(25,717)
Amortization of debt discounts	(360,329)	246,967	(113,362)
(Loss) from disposal of fixed assets	–	–	–
Total other income (expenses)	(434,874)	294,799	(140,075)

NET INCOME (LOSS) FOR THE PERIOD	(845,513)	71,839	(773,674)

INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED	$(0.02)		$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
- BASIC AND DILUTED	37,710,275		37,710,275

Statement of Operations

For the six months ended June 30, 2017

	(Original)	Adjustment	(Restated)
REVENUE
Rental income	$94,697	$–	$94,697
Sales of pizza	284,877	–	284,877
Sales of ice cream	621,812	–	621,812
Financing services	594,612	(594,612)	–
Other	3,745	–	3,745
Total revenue	1,599,743	(594,612)	1,005,131

COST OF SALES
Rental business	79,187	–	79,187
Pizza restaurants	200,556	–	200,556
Ice cream stores	572,261	–	572,261
Financing services	325,033	(325,033)	–
Other	–	–	–
Total cost of sales	1,177,037	(325,033)	852,004

GROSS MARGIN	422,706	(269,579)	153,127

OPERATING EXPENSES	1,278,670	(46,619)	1,232,051

GAIN (LOSS) FROM OPERATIONS	(855,964)	(222,960)	(1,078,924)

OTHER INCOME (EXPENSE)
(Loss) Gain from extinguishment of debt	(45,933)	–	(45,933)
Change in value of derivative liability	19,797	–	19,797
Interest expense	(99,186)	47,832	(51,354)
Amortization of debt discounts	(390,606)	246,967	(143,639)
(Loss) from disposal of fixed assets	–	–	–
Total other income (expenses)	(515,928)	294,799	(221,129)

NET INCOME (LOSS) FOR THE PERIOD	$(1,371,892)	$71,839	$(1,300,053)

INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED	$(0.04)		$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
- BASIC AND DILUTED	33,943,629		33,943,629

Statement of Cash Flows

For the six months ended June 30, 2017

	(Original)	Adjustment	(Restated)
Net (loss) from continuing operations	$(1,371,892)	$71,839	$(1,300,053)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	91,286	(5,800)	85,486
Loss (gain) from disposal of fixed assets	–	–	–
Loss (gain) on extinguishment of debt	45,933	–	45,933
Amortization of loan discount	390,606	(246,967)	143,639
Change in value of derivative liability	(19,797)	–	(19,797)
Stock based compensation	300,216	–	300,216
Warrants expenses	67,799	–	67,799
Convertible note issued for services rendered	80,000	–	80,000
Convertible note issued for conversion cost reimbursement	4,000	–	4,000
(Increase) decrease in:
Accounts receivable	(180,732)	65,330	(115,402)
Inventory	(109,503)	114,644	5,141
Deposits	(5,422)	–	(5,422)
Prepaids and other	9,083	(257)	8,826
Increase (decrease) in:
Accounts payable	77,778	(8,172)	69,606
Accrued expenses	(162,899)	112,285	(50,614)
Interest payable	83,705	(40,000)	43,705
Tax payable	(3,000)	–	(3,000)
Accrued payroll taxes	703	–	703
Accrued officers' salaries	310,600	–	310,600

Net cash (used in) operating activities	(391,536)	62,902	(328,634)

INVESTING ACTIVITIES
Proceeds on sale of fixed assets	53,661	(53,661)	–
Loans receivable	(572,101)	572,101	–
Purchase of fixed assets	(7,041)	0	(7,041)

Net cash provided by (used in) investing activities	(525,481)	518,440	(7,041)

FINANCING ACTIVITIES
Due from related party	(3,650)	0	(3,650)
Due to related party	28,953	0	28,953
Proceeds from sales of stock	40,000	0	40,000
Proceeds from convertible notes payable	465,000	0	465,000
(Repayments to) convertible notes payable	(10,000)	0	(10,000)
(Repayments to) notes payable	–	(33,958)	(33,958)
(Repayments to) notes payable - related party	–	–	–
Proceeds from line of credit	7,891	0	7,891
Proceeds from notes payable	528,887	(528,887)	–

Net cash provided by financing activities	1,057,081	(562,845)	494,236

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	140,064	18,497	158,561

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,801	(51,853)	62,948

CASH AND CASH EQUIVALENTS, END OF PERIOD	$254,865	$(33,356)	$221,509

3. FIXED ASSETS

Plant and equipment, net as of June 30, 2017 and December 31, 2016 was $670,467 and $748,109, respectively, consisting of the following:

	June 30, 2017	December 31, 2016

Furniture, fixture and equipment	950,315	903,249
Leasehold improvements	632,134	672,159
	1,582,449	1,575,408
Less: accumulated depreciation	(911,982)	(827,299)
Plant and equipment, net	670,467	748,109

During the six months ended June 30, 2017 and 2016, depreciation and amortization expense was $85,486 and $35,772, respectively. See Note 4 for additional information regarding amortization.

4. INTANGIBLE ASSETS

As of June 30, 2017 and December 31, 2016, net intangible assets was $11,865 and $12,668, respectively, due to the franchise fee paid by Repicci’s Group.

5. ACCRUED EXPENSES

As of June 30, 2017 and December 31, 2016, the Company had accrued expenses of $2,056,441 and $1,717,725, respectively, consisted of the following:

	June 30, 2017	December 31, 2016

Accrued salaries	250,229	250,381
Accrued salaries – related party	1,473,100	1,162,500
Lease payable – related party	25,250	25,250
Accrued expenses - other	307,862	279,594
Total	2,056,441	1,717,725

6. LINE OF CREDIT

On December 28, 2016, the Company entered into an unsecured Business Line of Credit Agreement with Fundation Group LLC (“Fundation”), pursuant to which the Company was allowed to take a draw from Fundation up to $20,000 from time to time. The Line of Credit bears interest at a rate of 11.49% per annum, subject to increase or decrease with 90 days notice. There was an initial closing fee of $500 and a 2% draw fee on subsequent draws. Monthly principal and interest payments are due and the line is due in full in 18 months from the latest draw. The outstanding principal and interest will be amortized over 18 months. As of June 30, 2017 and December 31, 2016, The Company had balance of $17,891 and $10,000, respectively.

7. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

Refreshment Concepts, LLC leases its premises from its prior owner under a month-to-month lease at the rate of $1,500 per month. As of June 30, 2017 and December 31, 2016, the Company had lease payable of $25,250 to the related party.

On January 24, 2017, the Company issued 2,010,490 shares of Common Stock to settle $402,098 due to the prior owner of Refreshment Concepts LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $80,420. As of June 30, 2017 and December 31, 2016, in addition to the lease payable of $25,250, the outstanding balance due to the same prior owner was $13,231 and $57,695, respectively.

On January 24, 2017, the Company issued 173,585 shares of Common Stock to settle $34,717 due to the prior owner of Repicci’s Franchise Group LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $6,943. As of June 30, 2017 and December 31, 2017, the outstanding balance due to the same prior owner was $1,000 and $40,550, respectively.

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

The 90,909 shares of Series I Preferred Stock were not issued as of June 30, 2017. Accordingly, the Company recorded Series I preferred shares to be issued to related party in amount of $10,000 as of June 30, 2017.

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

8. NOTES PAYABLE

Notes payable at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016

Notes Payable – Unrelated Party	$225,362	$259,320
Notes Payable – Related Party	153,189	166,695
Total	$378,551	$426,015
Current portion	(378,551)	(426,015)
Long-term portion	$–	$–

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

The balance of $64,791 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations.

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

On August 4, 2015, the Company entered into a Promissory Note agreement (“Note 3”) with a related party for $19,500. Note 3 bears interest at 6% per year and matures on December 31, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. The Company repaid $10,500 to the related party in 2016; therefore, the balance of Note 3 was $9,000 as of June 30, 2017 and December 31, 2016, respectively. Note 3 is currently in default.

As of June 30, 2017 and December 31, 2016, the Company also had note payable of $44,189 and $57,695, respectively, to the prior owner of Repicci’s Group.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2017	$153,189
2018	0
2019	0
2020	0
2021	0
Total	$153,189

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

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 4”) in the amount of $9,000. Note 4 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 4 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is currently in default on Note 4. On August 17, 2015, a portion of principal of $1,500 was converted into 300,000 shares of Common Stock of the Company upon the request of the holder. During the year ended December 31, 2016, the note holder converted $3,715 principal and $1,310 accrued interest payable into 1,005,000 shares of common stock at a conversion price of $0.005 per share. And $3,000 of principal is forgiven by the note holder. In addition, the Company agreed to reimburse the holder’s certificate processing cost by adding $1,000 to the principal for each note conversion pursuant to an addendum, dated February 3, 2016. During the first quarter of 2017, the note holder converted $2,785 principal, $1,000 processing cost reimbursement and $102 accrued interest into 777,400 shares of common stock at a conversion price of $0.005 per share. The balance of Note 4 was $2,785 as of December 31, 2016, which was paid in full as of June 30, 2017.

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

As of June 30, 2017 and December 31, 2016, the balance of Note 5 was $0.

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

Note 7 is currently in default and principal of $6,000 was converted into 200,000 shares of common stock at the end of 2016. During the six months ended June 30, 2017, the Company recorded interest expense, late fee and default interest related to Note 7 in total amount of $2,029 and amortization of debt discounts in amount of $3,500. The balance of Note 7 was $11,500 with unamortized debt discount of $3,500 as of December 31, 2016, and $11,500 without unamortized debt discount as of June 30, 2017.

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

During the six months ended June 30, 2017, the Company recorded interest expense related to Note 7-1 in amount of $1,344 and amortization of debt discount in amount of $8,750. This resulted in an unamortized debt discount of $16,250 as of June 30, 2017. The balance of Note 7-1 was $25,000 as of June 30, 2017 and December 31, 2016, respectively.

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

Note 8 was in default with principal balance of $28,147 as of June 30, 2017. During the six months ended June 30, 2017, the Company recorded late fee and default interest related to Note 8 in total amount of $8,177 and amortization of debt discounts in amount of $18,333. The balance of Note 8 was $50,000 with unamortized debt discount of $18,333 as of December 31, 2016, and $28,147 without unamortized debt discount as of June 30, 2017. The fair value of total $133,554 was credited to additional paid in capital on the conversion dates.

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

As a result, Note 9 was discounted in the amount of $80,000 and amortized over the remaining life of this Note. During the six months ended June 30, 2017, the Company recorded interest expenses related to Note 9 in amount of $4,000 and amortization of debt discounts in amount of $48,889. The balance of Note 9 was $80,000 without unamortized debt discount as of December 31, 2016, and $80,000 with unamortized debt discount of $31,111 as of June 30, 2017.

On January 24, 2017, the Company entered into a 10% convertible promissory note in the principal of $80,000 (“Note 10”) with an unrelated entity for services rendered. Note 10 is matured on January 24, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing bid price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 10 is not convertible after 6 months of the effective date of this Note, which is July 24, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 10 is entitled for conversion. During the six months ended June 30, 2017, the Company recorded interest expense related to Note 10 in amount of $3,489. The balance of Note 10 was $80,000 without unamortized debt discount as of June 30, 2017.

On January 24, 2017, the Company entered into a 15% convertible line of credit (“Note 11”) with an unrelated entity in the amount up to $250,000. On January 27, 2017, the Company received $50,000 cash for the line of credit, matured on January 27, 2018, and unsecured. Note 11 is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 11 is not convertible after 6 months of the effective date of this Note, which is July 27, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 11 is entitled for conversion. During the six months ended June 30, 2017, the Company recorded interest expense related to Note 11 in amount of $3,208. The balance of Note 11 was $50,000 without unamortized debt discount as of June 30, 2017.

On February 21, 2017, the Company received $25,000 cash pursuant to the terms of Note 11, matured on February 21, 2018 (“Note 11-1”). Note 11-1 is not convertible after 6 months of the effective date of this Note, which is August 21, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 11-1 is entitled for conversion. During the six months ended June 30, 2017, the Company recorded interest expense related to Note 11-1 in amount of $1,344. The balance of Note 11-1 was $25,000 without unamortized debt discount as of June 30, 2017.

On March 16, 2017, the Company received $40,000 cash pursuant to the terms of Note 11, matured on March 16, 2018 (“Note 11-2”). Note 11-2 is not convertible after 6 months of the effective date of this Note, which is September 16, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 11-2 is entitled for conversion. During the six months ended June 30, 2017, the Company recorded interest expense related to Note 11-2 in amount of $1,767. The balance of Note 11-2 was $40,000 without unamortized debt discount as of June 30, 2017.

On April 6, 2017, the Company entered into a 15% convertible promissory note with an unrelated entity in the amount $50,000 (“Note 12”). Note 12 is matured on April 6, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 12 is not convertible after 6 months of the effective date of this Note, which is October 6, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 12 is entitled for conversion. During the six months ended June 30, 2017, the Company recorded interest expense related to Note 12 in amount of $1,771. The balance of Note 12 was $50,000 without unamortized debt discount as of June 30, 2017.

On April 21, 2017, the Company entered into a Securities Purchase Agreement with an unrelated entity, pursuant to which the purchasers agreed to pay the Company an aggregate of up to $600,000 for an aggregate of up to 660,000 in Principal Amount of Notes. The first tranche of $330,000 was closed simultaneously (“Note 13-1”). The proceeds of $300,000, net of $30,000 Original Issuance Discount, was received by the Company. Note 13-1 is convertible into common shares of the Company at the conversion ratio of 60% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date. The Company determined that the conversion features contained in Note 13-1 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

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

As a result, Note 13-1 was discounted in the amount of $330,000 and amortized over the remaining life of this Note. During the six months ended June 30, 2017, the Company recorded interest expenses related to Note 13-1 in amount of $3,208 and amortization of debt discounts in amount of $64,167. The balance of Note 13-1 was $330,000 with unamortized debt discount of $265,833 as of June 30, 2017.

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

The Company used the Binomial-Lattice valuation model to measure the fair value of the derivative liabilities as $814,911 on June 30, 2017, and will subsequently remeasure the fair value at the end of each period, and record the change of fair value in the consolidated statement of operation during the corresponding period.

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

As of June 30, 2017 and December 31, 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2017, in the amount of $814,911 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2017:

Debt Derivative
Balance, December 31, 2016	$–
Total (gains) losses
Initial fair value of debt derivative at note issuance	1,797,264
Mark-to-market at June 30, 2017:	(169,349)
Transfers out of Level 3 upon conversion or payoff of notes payable	(813,004)
Balance, June 30, 2017	$814,911
Net gain for the period included in earnings relating to the liabilities held during the period ended June 30, 2017	$19,797

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended June 30, 2017, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The Company used the Binomial-Lattice valuation model to measure the fair value of the derivative liabilities as $814,911 on June 30, 2017, and will subsequently remeasure the fair value at the end of each period, and record the change of fair value in the consolidated statement of operation during the corresponding period.

12. PAYROLL TAXES

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

13. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the years.  There were no dilutive earnings per share for the three and six months ended June 30, 2017 and 2016 due to net loss during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended
	June 30, 2017	June 30, 2016

Numerator:
Net (loss)	$(773,674)	$(242,351)

Denominator:
Weighted-average shares outstanding – Basic and diluted	37,710,275	11,836,014

Earnings (loss) per share – Basic and diluted	$(0.02)	$(0.02)

	For the six months ended
	June 30, 2017	June 30, 2016

Numerator:
Net (loss)	$(1,300,053)	$(446,213)

Denominator:
Weighted-average shares outstanding – Basic and diluted	33,943,629	10,682,020

Earnings (loss) per share – Basic and diluted	$(0.04)	$(0.04)

This does not include the potential dilutive effect if all exercisable warrants were exercised or conversions of convertible notes and convertible preferred stock as described below:

Principal conversion	17,837,836
Interest conversion	8,029,484
Warrants	6,214,287
Preferred Stock conversion	382,303,014
Total	396,546,785

14. CAPITAL STOCK

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

There was no change in Series J and J1 Preferred Stock during the six months ended June 30, 2017 and 2016.

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

15. WARRANTS

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

16. COMMITMENTS AND CONTINGENCIES

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

17. SEGMENT REPORTING

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

	For the three months ended
	June 30, 2017	June 30, 2016
Revenues:
We Three	$48,687	$40,613
Romeo’s NY Pizza	150,640	168,923
Repicci’s Group	361,159	–
Consolidated revenues	$560,486	$209,283

Cost of Sales:
We Three	$45,566	$51,000
Romeo’s NY Pizza	106,253	96,254
Repicci’s Group	420,956	–
Consolidated cost of sales	$572,775	$147,254

Income (Loss) before taxes
We Three	$27,260	$(50,695)
Romeo’s NY Pizza	11,480	40,371
Repicci’s Group	(155,027)	–
Others	(657,387)	(232,027)
Consolidated loss before taxes	$(773,674)	$(242,351)

	For the six months ended
	June 30, 2017	June 30, 2016
Revenues:
We Three	$94,697	$80,973
Romeo’s NY Pizza	284,877	383,516
Repicci’s Group	621,812	–
Others	3,745	18,090
Consolidated revenues	$1,005,131	$482,579

Cost of Sales:
We Three	$79,187	$80,970
Romeo’s NY Pizza	200,556	203,157
Repicci’s Group	572,261	–
Consolidated cost of sales	$852,004	$284,127

Income (Loss) before taxes
We Three	$42,303	$(18,312))
Romeo’s NY Pizza	(27,474)	42,720
Repicci’s Group	(117,429)	–
Others	(1,197,453)	(470,621)
Consolidated loss before taxes	$(1,300,053)	$(446,213)

	As of	As of
	June 30, 2017	December 31, 2016
Assets:
We Three	$258,736	$216,433
Romeo’s NY Pizza	5,870	19,241
Repicci’s Group	446,595	411,606
Others	1,951,431	1,824,729
Combined assets	$2,662,632	$2,472,009

18. SUBSEQUENT EVENTS

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

Results of Operations

We had revenues of $560,486 and $1,005,131 for the three and six months ended June 30, 2017, respectively, compared to revenues of $209,283 and $482,579 for the same periods in 2016, an increase of 168% and 108%, respectively. Since we had various acquisitions over the past year, the increase in revenues is primarily attributable experience full revenue quarter cycles for those acquisitions. A revenue breakdown by segment is as follows:

	For the three months ended
	June 30, 2017	June 30, 2016
Revenues:
We Three	$48,687	$40,360
Romeo’s NY Pizza	150,640	168,923
Repicci’s Group	361,159	–
Others	–	–
Consolidated revenues	$560,486	$209,283

	For the six months ended
	June 30, 2017	June 30, 2016
Revenues:
We Three	$94,697	$80,973
Romeo’s NY Pizza	284,877	383,516
Repicci’s Group	621,812	–
Others	3,745	18,090
Consolidated revenues	$1,005,131	$482,579

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

We had costs of sales of $572,775 and $852,004 for the three and six months ended June 30, 2017 compared to costs of sales of $147,254 and $284,127 for the same periods June 30, 2016. The costs of sales for the periods related to each segment are as follows:

	For the three months ended
	June 30, 2017	June 30, 2016

Cost of Sales:
We Three	$45,566	$51,000
Romeo’s NY Pizza	106,253	96,254
Repicci’s Group	420,956	–
Consolidated cost of sales	$572,775	$147,254

	For the six months ended
	June 30, 2017	June 30, 2016

Cost of Sales:
We Three	$79,187	$80,970
Romeo’s NY Pizza	200,556	203,157
Repicci’s Group	572,261	–
Consolidated cost of sales	$852,004	$284,127

The increase in cost of sales was primarily attributable to the acquisitions of Repicci’s Group. The results of the operations for Repicci’s Group have been included in the consolidated financial statements since the dates of the acquisitions.

We had operating expenses of $621,310 and $1,232,051 for the three and six months ended June 30, 2017 compared to operating expenses of $292,794 and $623,627 for the three and six months ended June 30, 2016. The increase in operating expenses during the period was primarily due to our increased level of operations due to our acquisitions and also due to an increase in professional fees associated with auditing our acquisitions. Additionally, stock based compensation increased to $300,216 for the six month period compared to $0 for the same period in 2016.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2017, we had $221,509 in cash and cash equivalents and total assets amounted to $2,662,632. At December 31, 2016 we had $62,948 of cash and cash equivalents, and total assets amounted to $2,472,009.

Net cash used in operating activities was $328,634 and $63,274 for the six months ended June 30, 2017 and 2016, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $1,300,053 and $446,213, respectively. These amounts were partially offset by non-cash expenses related to depreciation, amortization of debt discount and stock based compensation which were $85,486, $143,639 and $300,216, respectively. We also had increases in accounts payable and accrued officers’ salaries of $69,606 and $310,600, respectively. In the 2016 period, the negative cash flows from operating activities were partially offset by depreciation and a note issued for services of $35,772 and $50,000. Additionally, we had increases of accrued expenses of $196,699 mostly related to accounting and auditing fees and increase in officer salaries accrual of $91,755 for the 2016 period.

Net cash used in investing activities was $7,041 for the six months ended June 30, 2017, compared to net cash provided by investing activities of $27,663 for the same period in 2016. Cash flows used in investing activities for the 2017 period was solely due to purchase of fixed assets. There were proceeds from sales of fixed assets in amount of $31,637 during the six months ended June 30, 2017, which was related to our mobile home leasing business.

Net cash provided by financing activities was $494,236 and $66,418 for six months ended June 30, 2017 and 2016, respectively. The cash flows from financing activities during the six months ended June 30, 2017 were primarily attributable to proceeds of convertible notes payable in the amounts of $465,000 and proceeds of $40,000 from sales of stock. For the 2016 period we had cash proceeds of $31,197 from a related party loans, $24,000 from the sales of common stock, and $20,684 in proceeds from a convertible note.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the six months ended June 30, 2017.

There has been no change in our internal control over financial reporting during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

The Company has concluded to restate its financial statements for the Relevant Period to correct certain accounting and disclosure errors, primarily associated with accruals related to non-cash third-party service payments. The Company and its advisors are working expeditiously to complete this review and the Company intends to bring current its financial reporting obligations as soon as practicable. It is expected the amendment to the March 31, 2017 will be filed on or about September 5, 2017.

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

Termination of American Cycle Finance,LLC

On August 22, 2017, the Company’s Board of Directors approved to unwind the Acquisition Agreement with American Cycle Finance LLC (“ACF”), which was closed on April 1, 2017. Upon rescission of the contract, ACF shall keep their finance business and the Company does not have to issue the stock. The contract between ACF and the Company is rendered a nullity. The Company believes the termination and revocation of this Acquisition is in the best interest of the Company’s Shareholders.

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

