Form 10-Q
period 2017-09-30
CARDIFF INTERNATIONAL INC
filed 2017-11-20
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐          No ☒

Common Stock outstanding at September 30, 2017, 58,096,129 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CARDIFF INTERNATIONAL, INC.

For the Quarter ending September 30, 2017

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS

Current assets
Cash	$87,708	$62,948
Accounts receivable	108,932	32,008
Inventory	46,928	42,229
Prepaid and other	26,985	36,990
Total current assets	270,553	174,175

Property and equipment, net of accumulated depreciation of $952,981 and $827,299, respectively	631,895	748,109
Land	603,000	603,000
Intangible assets, net	15,713	12,668
Deposits	6,950	1,528
Goodwill	–	932,529
Total assets	$1,528,111	$2,472,009

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$95,440	$65,901
Accrued expenses	389,910	529,975
Accrued expenses - related parties	397,750	1,187,750
Interest payable	289,812	231,452
Accrued payroll taxes	42,923	41,783
Due to officers and shareholders	88,953	503,127
Line of credit	19,838	10,000
Common stock to be issued	500	500
Series H preferred shares to be issued	–	728,907
Notes payable, unrelated party	225,346	259,320
Notes payable - related party	153,189	166,695
Convertible notes payable, net of debt discounts of $351,500 and $21,833, respectively	350,000	157,452
Convertible notes payable - related party	165,000	165,000
Derivative Liability	842,831	–
Tax payable	17,365	23,444
Total current liabilities	3,078,857	4,071,306

Long-term liabilities	–	–

Total liabilities	3,078,857	4,071,306

Shareholders' equity (deficiency)
Preferred stock
Preferred Stock all classes	8,764	5,480
Common stock; 500,000,000 shares authorized with $0.001 par value; 59,711,829 and 25,223,578 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	59,712	25,224
Additional paid-in capital	46,507,786	43,831,356
Accumulated deficit	(48,127,008)	(45,461,357)
Total shareholders' equity (deficiency)	(1,550,746)	(1,599,297)

Total liabilities and shareholders' equity (deficiency)	$1,528,111	$2,472,009

The accompanying notes are an integral part of these unaudited financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUE
Rental income	$51,193	$35,770	$145,890	$116,743
Sales of pizza	155,187	82,911	440,064	466,427
Sales of ice cream	207,495	185,489	829,307	185,489
Other	–	74,338	3,745	92,428
Total revenue	413,875	378,508	1,419,006	861,087

COST OF SALES (Exclusive of depreciation shown separately below)
Rental business	39,645	34,880	118,832	115,850
Pizza restaurants	111,430	104,680	311,986	307,837
Ice cream stores	306,319	141,861	878,580	141,861
Other	–	–	–	–
Total cost of sales	457,394	281,421	1,309,398	565,548

GROSS MARGIN/(Loss)	(43,519)	97,087	109,608	295,539

OPERATING EXPENSES
Depreciation and amortization expense	42,151	49,741	127,637	85,513
Selling, general and administrative	1,232,354	611,478	2,378,919	1,199,333
Total operating cost	1,274,505	661,219	2,506,556	1,284,846

GAIN (LOSS) FROM OPERATIONS	(1,318,024)	(564,132)	(2,396,948)	(989,307)

OTHER INCOME (EXPENSE)
(Loss) Gain from extinguishment of debt	–	–	(45,933)	3,000
Change in value of derivative liability	135,166	–	154,963	(5,151)
Interest expense	(26,046)	(11,057)	(77,400)	(11,057)
Amortization of debt discounts	(156,694)	–	(300,333)	1,731
(Loss) from disposal of fixed assets	–	(11,884)	–	(32,502)

Total other income (expenses)	(47,574)	(22,941)	(268,703)	(43,979)

NET INCOME (LOSS) FOR THE PERIOD	$(1,365,598)	$(587,073)	$(2,665,651)	$(1,033,286)

INCOME (LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.03)	$(0.04)	$(0.07)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	40,359,954	14,414,566	36,979,427	12,080,973

The accompanying notes are an integral part of these unaudited financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	For The Nine Months Ended
	September 30, 2017	September 30, 2016

Net (loss) from continuing operations	$(2,665,651)	$(1,033,286)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	127,637	85,513
Loss (gain) from disposal of fixed assets		5,151
Loss (gain) from impairment of goodwill	932,529	–
Gain from debt forgiveness	45,933	(3,000)
Amortization of loan discount	300,333	11,057
Change in value of derivative liability	(154,963)	(1,731)
Stock based compensation	398,939	234,667
Warrants compensation	89,779
Convertible note issued for conversion cost reimbursement	5,000	–
Convertible note issued for services rendered	80,000	132,000
(Increase) decrease in:
Accounts receivable	(76,924)	(10,223)
Deposits	(5,422)	–
Prepaids and other	10,005	(10,832)
Increase(decrease) in inventory	(4,699)	0
Increase (decrease) in:
Accounts payable	29,539	(4,944)
Accrued expenses	(246,240)	293,968
Accrued expenses - related party	625,600
Interest payable	72,774	29,511
Taxes payable	(6,079)	22,045
Accrued payroll taxes	1,140	(3,629)
Accrued officers' salaries	–	180,000

Net cash used in operating activities	(440,770)	(73,733)

INVESTING ACTIVITIES
Purchase of intangible assets	(5,000)	–
Disposal of fixed assets	–	31,637
Purchase of fixed assets	(9,468)	(20,002)

Net cash provided by (used in) investing activities	(14,468)	11,635

FINANCING ACTIVITIES
Due from / to related party	9,135	14,867
Proceeds from sales of stock	39,999	74,000
(Repayments to) proceeds from notes payable - related party	0	(10,625)
Proceeds from convertible notes payable	465,000	17,500
Proceeds from line of credit	9,838
(Repayments to) convertible notes payable	(10,000)
(Repayments to) notes payable	(33,974)	(14,017)

Net cash provided by financing activities	479,998	81,725

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,760	19,627

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,948	71,832

CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,708	$91,459

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid during the period	$19,040	$–
Common stock to be issued	$–	$500
Common stock issued upon conversion of notes payable	$62,199	$18,365
Common stock issued for settlement of accrued expense	$1,415,600	–
Debt discounts due to BCF	$–	$67,500
Series H preferred shares issued for Repicci Group	$728,907	$–
Reclass derivative liabilities to APIC	$1,211,794	$12,217
Conversion of preferred stock to common stock	$9,141	$–

The accompanying notes are an integral part of these unaudited financial statements

CARDIFF INTERNATIONAL, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Edge View Properties, Inc acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of September 30, 2017, the Company had shareholders’ deficit of $1,550,746. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements Issued but Not Adopted as of September 30, 2017

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

In February 2016, the FASB issued an accounting standards update which modifies the accounting for leasing arrangements, particularly those arrangements classified as operating leases. This update will require entities to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for fiscal and interim periods beginning after December 15, 2018 and is required to be applied retrospectively to all leasing arrangements. We are currently assessing the effects this guidance may have on our financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

2. FIXED ASSETS

Plant and equipment, net as of September 30, 2017 and December 31, 2016 was $631,895 and $748,109, respectively, consisting of the following:

	September 30, 2017	December 31, 2016

Furniture, fixture and equipment	$952,742	$903,249
Leasehold improvements	632,134	672,159
	1,584,876	1,575,408
Less: accumulated depreciation	(952,981)	(827,299)
Plant and equipment, net	$631,895	$748,109

During the nine months ended September 30, 2017 and 2016, depreciation and amortization expense was $127,637 and $85,513, respectively. See Note 3 for additional information regarding amortization. There was additional equipment of $2,427 purchased by Repicci’s Group and a reclass from equipment to prepaid of $(257), during the period ended September 30, 2017.

3. INTANGIBLE ASSETS

As of September 30, 2017 and December 31, 2016, net intangible assets was $15,713 and $12,668, respectively, due to the franchise fee and territory investment paid by Repicci’s Group. There was additional territory fee of $7,298 purchased by Repicci’s Group, during the period ended September 30, 2017.

4. ACCRUED EXPENSES

As of September 30, 2017 and December 31, 2016, the Company had accrued expenses of $762,410 and $1,717,725, respectively, consisted of the following:

	September 30, 2017	December 31, 2016

Accrued salaries	$–	$250,381
Accrued salaries – related party	372,500	1,162,500
Lease payable – related party	25,250	25,250
Accrued expenses - other	364,660	279,594
Total	$762,410	$1,717,725

5. LINE OF CREDIT

On December 28, 2016, the Company entered into an unsecured Business Line of Credit Agreement with Fundation Group LLC (“Fundation”), pursuant to which the Company was allowed to take a draw from Fundation up to $20,000 from time to time. The Line of Credit bears interest at a rate of 11.49% per annum, subject to increase or decrease with 90 days notice. There was an initial closing fee of $500 and a 2% draw fee on subsequent draws. Monthly principal and interest payments are due and the line is due in full in 18 months from the latest draw. The outstanding principal and interest will be amortized over 18 months. As of September 30, 2017 and December 31, 2016, The Company had balance of $19,838 and $10,000, respectively.

6. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

Refreshment Concepts, LLC leases its premises from its prior owner under a month-to-month lease at the rate of $1,500 per month. As of September 30, 2017 and December 31, 2016, the Company had lease payable of $25,250 to the related party.

On January 24, 2017, the Company issued 2,010,490 shares of Common Stock to settle $402,098 due to the prior owner of Refreshment Concepts LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $80,420. As of September 30, 2017 and December 31, 2016, in addition to the lease payable of $25,250, the outstanding balance due (included in notes payable to related parties on the financial statements) to the same prior owner was $44,189 and $57,695, respectively.

On January 24, 2017, the Company issued 173,585 shares of Common Stock to settle $34,717 due to the prior owner of Repicci’s Franchise Group LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $6,943. As of September 30, 2017 and December 31, 2017, the outstanding balance due (included in notes payable to related parties on the financial statements) to the same prior owner was $9,000 and $40,550, respectively.

During the second quarter of 2017, the prior owner of Repicci’s Franchise Group LLC submitted a subscription agreement to the Company regarding the purchase of 90,909 shares of the Company’s Series I Preferred Stock by cash payment of $10,000, which was collected during the second quarter of 2017. The transaction was independently negotiated between the Company and the related party. The proceeds from the subscription agreement mitigated the Company’s cash pressure in short term. The 90,909 shares of Series I Preferred Stock were issued as of September 30, 2017.

During the second quarter of 2017, the Company issued 906,907 shares of Common Stock to a related party for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.0799 per share. Accordingly, the Company recognized stock based compensation of $72,462 to the consolidated statements of operations for the nine months ended September 30, 2017.

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of September 30, 2017 and December 31, 2016, the Company had $88,953 and $84,540 due (included in notes payable to related parties on the financial statements) to Daniel Thompson, respectively.

In addition, the Board of Directors of the Company approved to increase Daniel Thompson’s compensation to $25,000 per month from $20,000 effective January 1, 2017. Accordingly, a total salary of $225,000 and $180,000 were accrued and reflected as an expense to Daniel Thompson during the nine months ended September 30, 2017 and 2016, respectively. The Company issued 10,000,000 shares of Common Stock for forgiveness of $800,000 in accrued salaries. The accrued salaries payable to Daniel Thompson was $75,000 and $742,500 as of September 30, 2017 and December 31, 2016, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month in 2015 and $10,000 per month in 2016. Mr. Levy resigned on June 7, 2016. A total salary of $0 and $90,000 were accrued and reflected as an expense during the nine months ended September 30, 2017 and 2016, respectively. The Company issued 1,000,000 shares of Common Stock for forgiveness of $80,000 in accrued salaries. The total balance due to Mr. Levy for accrued salaries at September 30, 2017 and December 31, 2016 were $160,000 and $240,000, respectively.

The Company had an employment agreement with the Chief Operating Officer, Mr. Roberts, whereby the Company provided for compensation of $10,000 per month effective in June 2016. A total salary of $60,000 and $0 were accrued and reflected as an expense during the nine months ended September 30, 2017 and 2016, respectively. The total balance due to Mr. Roberts for accrued salaries at September 30, 2017 and December 31, 2016 were $80,000 and $60,000, respectively. In addition, the Company agreed to grant Mr. Roberts stock options for a minimum of 300,000 shares of the Company's common stock at an exercise price of 50% of the current last ten (10) day stock average per share, and 600,000 shares of common stock as a key officer employment incentive to be earned and vested on a pro rata basis at 25,000 shares per month for twenty-four (24) months. The fair value of both 300,000 options and 600,000 shares were determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.226 per share. Accordingly, the accrued expense was $135,600 as of June 30, 2017. On August 8, 2017, Mr. Roberts accepted the offer from the Company to issue 1,000,000 common shares to supersede all his options and warrants in the employment agreement. Additionally, the Company issued 1,000,000 shares of Common Stock as a bonus to Mr. Roberts for his past service to the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.07 per share. Accordingly, the Company recognized stock based compensation of $70,000 to the consolidated statements of operations for the nine months ended September 30, 2017.

The Board of Directors of the Company approved to increase Chief Executive Officer, Mr. Cunningham’s compensation to $25,000 per month from $15,000 effective January 1, 2017. A total salary of $225,000 and $135,000 were accrued and reflected as an expense during the nine months ended September 30, 2017 and 2016, respectively. The Company issued 5,000,000 shares of Common Stock for forgiveness of $400,000 in accrued salaries. The total balance due to Mr. Cunningham for accrued salaries at September 30, 2017 and December 31, 2016 were $57,500 and $360,000, respectively.

Notes Payable – Related Party

The Company has entered into several loan agreements with related parties (see below; Footnote 7, Notes Payable – Related Party; and Footnote 7, Convertible Notes Payable – Related Party).

7. NOTES PAYABLE

Notes payable at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017	December 31, 2016

Notes Payable – Unrelated Party	$225,346	$259,320
Notes Payable – Related Party	153,189	166,695
Total	378,535	426,015
Current portion	(378,535)	(426,015)
Long-term portion	$–	$–

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. No warrants had been exercised before the expiration. As of September 30, 2017, the Company was in default on this debenture. The balance of the note was $10,989 and $10,989 at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, the Company had lease payable of $149,582 in connection with 2 capital leases on 2 Mercedes Sprinter Vans for the ice cream section. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time.

The balance of $64,775 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at September 30, 2017 and December 31, 2016, respectively. Note 1 is currently in default.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at September 30, 2017 and December 31, 2016, respectively. Note 2 is currently in default.

On August 4, 2015, the Company entered into a Promissory Note agreement (“Note 3”) with a related party for $19,500. Note 3 bears interest at 6% per year and matures on December 31, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. The Company repaid $10,500 to the related party in 2016; therefore, the balance of Note 3 was $9,000 as of September 30, 2017 and December 31, 2016, respectively. Note 3 is currently in default.

As of September 30, 2017 and December 31, 2016, the Company also had note payable of $44,189 and $57,695, respectively, to the prior owner of Repicci’s Group.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending September,
2017	$0
2018	153,189
2019	0
2020	0
2021	0
Total	$153,189

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

Convertible notes at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017	December 31, 2016

Convertible Notes Payable – Unrelated Party	$701,500	$179,285
Convertible Notes Payable – Related Party	165,000	165,000
Discount on notes	(351,500)	(21,833)
Total - Current	$515,000	$322,452

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 4”) in the amount of $9,000. Note 4 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 4 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is currently in default on Note 4. On August 17, 2015, a portion of principal of $1,500 was converted into 300,000 shares of Common Stock of the Company upon the request of the holder. During the year ended December 31, 2016, the note holder converted $3,715 principal and $1,310 accrued interest payable into 1,005,000 shares of common stock at a conversion price of $0.005 per share. And $3,000 of principal is forgiven by the note holder. In addition, the Company agreed to reimburse the holder’s certificate processing cost by adding $1,000 to the principal for each note conversion pursuant to an addendum, dated February 3, 2016. During the first quarter of 2017, the note holder converted $2,785 principal, $1,000 processing cost reimbursement and $102 accrued interest into 777,400 shares of common stock at a conversion price of $0.005 per share. The balance of Note 4 was $2,785 as of December 31, 2016, which was paid in full as of September 30, 2017.

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

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2016 and September 30, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2016	$ 74,750	0.11	$0.03	$0.2250	221%	0.0062
9/30/2017	$ 12,242	0.09	$0.03	$0.0594	126%	0.012

Note 7 is currently in default and principal of $6,000 was converted into 200,000 shares of common stock at the end of 2016. During the nine months ended September 30, 2017, the Company recorded interest expense, late fee and default interest related to Note 7 in total amount of $2,029 and amortization of debt discounts in amount of $3,500. The balance of Note 7 was $11,500 with unamortized debt discount of $3,500 as of December 31, 2016, and $11,500 without unamortized debt discount as of September 30, 2017.

On October 28, 2016, the Company received $25,000 cash pursuant to the terms of Note 7, matures on October 28, 2017 (“Note 7-1”). Note 7-1 was entitled to conversion after April 28, 2017 which met the requirements for liability classification under ASC 815.

The table below sets forth the assumptions for Binomial-Lattice valuation model on September 30, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
9/30/2017	$ 26,614	0.08	$0.03	$0.0594	126%	0.012

During the nine months ended September 30, 2017, the Company recorded interest expense related to Note 7-1 in amount of $2,812 and amortization of debt discount in amount of $21,527. This resulted in an unamortized debt discount of $3,472 as of September 30, 2017. The balance of Note 7-1 was $25,000 as of September 30, 2017 and December 31, 2016, respectively.

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

On July 6, 2017, a portion of principal of $119,147, including $1,000 conversion cost reimbursement, were converted into 704,733 shares of common stock at a conversion price of $0.03 per share.

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2016, February 16, 2017, April 13, 2017, May 4, 2017, June 30, 2017 and September 30, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2016	$ 325,001	0.18	$0.03	$0.2250	221%	0.0062
2/16/2017	$ 62,000	0.05	$0.03	$0.3400	173%	0.0051
4/13/2017	$ 53,554	0.10	$0.03	$0.1550	111%	0.0076
5/4/2017	$ 18,000	0.16	$0.03	$0.1200	111%	0.0071
6/30/2017	$ 46,819	0.10	$0.03	$0.0799	111%	0.0114
9/30/2017	$ 10,645	0.09	$0.03	$0.0594	126%	0.0120

Note 8 was in default with principal balance of $12,294 as of September 30, 2017. During the nine months ended September 30, 2017, the Company recorded late fee and default interest related to Note 8 in total amount of $8,748 and amortization of debt discounts in amount of $18,333. The balance of Note 8 was $50,000 with unamortized debt discount of $18,333 as of December 31, 2016, and $12,294 without unamortized debt discount as of September 30, 2017. The fair value of total $165,467 was credited to additional paid in capital on the conversion dates.

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

The table below sets forth the assumptions for Binomial-Lattice valuation model on September 30, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
9/30/2017	$ 85,164	0.09	$0.03	$0.0594	126%	0.0120

As a result, Note 9 was discounted in the amount of $80,000 and amortized over the remaining life of this Note. As of September 12, 2017, the note was in default. During the nine months ended September 30, 2017, the Company recorded late fee and default interest related to Note 9 in total amount of $11,146 and amortization of debt discounts in amount of $80,000. The balance of Note 9 was $80,000 without unamortized debt discount as of December 31, 2016, and $80,000 with unamortized debt discount of $0 as of September 30, 2017.

On January 24, 2017, the Company entered into a 10% convertible promissory note in the principal of $80,000 (“Note 10”) with an unrelated entity for services rendered. Note 10 is matured on January 24, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing bid price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. As of July 24, 2017 this Note is convertible into common shares of the Company as described above. The Company determined that the conversion features contained in Note 10 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The table below sets forth the assumptions for Binomial-Lattice valuation model on September 30, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
9/30/2017	$ 90,330	0.32	$0.03	$0.0594	126%	0.0120

As a result, Note 10 was discounted in the amount of $80,000 and amortized over the remaining life of this Note. During the nine months ended September 30, 2017, the Company recorded amortization of debt discounts in amount of $15,111. The balance of Note 10 was $80,000 without debt discount as of December 31, 2016. During the nine months ended September 30, 2017, the Company recorded interest expense related to Note 10 in amount of $5,533. The balance of Note 10 was $80,000 with unamortized debt discount of $64,889 as of September 30, 2017.

On January 24, 2017, the Company entered into a 15% convertible line of credit (“Note 11”) with an unrelated entity in the amount up to $250,000. On January 24, 2017, the Company received $50,000 cash for the line of credit, is matured on January 24, 2018, and unsecured. Note 11 is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 11 is convertible after 6 months of the effective date of this Note, which is July 27, 2017. The Company determined that the conversion features contained in Note 10 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The table below sets forth the assumptions for Binomial-Lattice valuation model on September 30, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
9/30/2017	$ 56,457	0.33	$0.03	$0.0594	126%	0.0120

As a result, Note 11 was discounted in the amount of $50,000 and amortized over the remaining life of this Note. During the nine months ended September 30, 2017, the Company recorded amortization of debt discounts in amount of $9,028. The balance of Note 11 was $0 without debt discount as of December 31, 2016. During the nine months ended September 30, 2017, the Company recorded interest expense related to Note 11 in amount of $5,125. The balance of Note 11 was $50,000 with unamortized debt discount of $40,972 as of September 30, 2017.

On February 21, 2017, the Company received $25,000 cash pursuant to the terms of Note 11, is matured on February 21, 2018 (“Note 11-1”). Note 11 is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 11-1 is convertible after 6 months of the effective date of this Note, which is August 21, 2017. The Company determined that the conversion features contained in Note 11-1 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The table below sets forth the assumptions for Binomial-Lattice valuation model on September 30, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
9/30/2017	$ 28,229	0.39	$0.03	$0.0594	126%	0.0120

As a result, Note 11-1 was discounted in the amount of $25,000 and amortized over the remaining life of this Note. During the nine months ended September 30, 2017, the Company recorded amortization of debt discounts in amount of $2,778. The balance of Note 11-1 was $0 without debt discount as of December 31, 2016. During the nine months ended September 30, 2017, the Company recorded interest expense related to Note 11 in amount of $2,302. The balance of Note 11-1 was $25,000 with unamortized debt discount of $22,222 as of September 30, 2017.

On March 16, 2017, the Company received $40,000 cash pursuant to the terms of Note 11, is matured on March 16, 2018 (“Note 11-2”). Note 11-2 is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 11-2 is convertible after 6 months of the effective date of this Note, which is September 16, 2017. The Company determined that the conversion features contained in Note 11-2 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The table below sets forth the assumptions for Binomial-Lattice valuation model on September 30, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
9/30/2017	$ 45,166	0.46	$0.03	$0.0594	126%	0.0120

As a result, Note 11-2 was discounted in the amount of $40,000 and amortized over the remaining life of this Note. During the nine months ended September 30, 2017, the Company recorded amortization of debt discounts in amount of $1,557. The balance of Note 11-2 was $0 without debt discount as of December 31, 2016. During the nine months ended September 30, 2017, the Company recorded interest expense related to Note 11-2 in amount of $3,300. The balance of Note 11-2 was $40,000 with unamortized debt discount of $38,444 as of September 30, 2017.

On April 6, 2017, the Company entered into a 15% convertible promissory note with an unrelated entity in the amount $50,000 (“Note 12”). Note 12 is matured on April 6, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 12 is not convertible after 6 months of the effective date of this Note, which is October 6, 2017. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 12 is entitled for conversion. During the nine months ended September 30, 2017, the Company recorded interest expense related to Note 12 in amount of $3,688. The balance of Note 12 was $50,000 without unamortized debt discount as of September 30, 2017.

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

The table below sets forth the assumptions for Binomial-Lattice valuation model on September 30, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
6/30/2017	$ 299,852	0.81	$0.042	$0.0799	247%	0.0124
9/30/2017	$ 312,335	0.56	$0.031	$0.0594	126%	0.0120

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

As a result, Note 13-1 was discounted in the amount of $330,000 and amortized over the remaining life of this Note. During the nine months ended September 30, 2017, the Company recorded interest expenses related to Note 13-1 in amount of $7,425 and amortization of debt discounts in amount of $148,500. The balance of Note 13-1 was $330,000 with unamortized debt discount of $181,500 as of September 30, 2017.

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company was in default on Debenture 1, and no warrants had been exercised before expiration. The balance of Debenture 1 was $150,000 and $150,000 at September 30, 2017 and December 31, 2016, respectively. The Company recorded interest expense related to Debenture 1 in amount of $13,500 and $13,500 during the nine months ended September 30, 2017 and 2016, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company was in default on Debenture 2. The balance of Debenture 2 was $15,000 and $15,000 at September 30, 2017 and December 31, 2016, respectively. The Company recorded interest expense related to Debenture 2 in amount of $1,350 and $1,350 during the nine months ended September 30, 2017 and 2016, respectively.

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

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2016, June 30, 2017 and September 30, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2016	$ 1,072,513	0.50	$0.03	$0.2250	221%	0.0062
6/30/2017	$ 274,454	0.10	$0.03	$0.0799	111%	0.0114
9/30/2017	$ 175,650	0.09	$0.03	$0.0594	126%	0.0120

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December 31,
2017	$293,794
2018	$575,000

9. DERIVATIVE LIABILITIES

As of September 30, 2017, the Company’s derivative liabilities are embedded derivatives associated with the Company’s convertible notes payable (see Note 8). Due to the Notes’ conversion feature, the actual number of shares of common stock that would be required if a conversion of the note as described in Note 8 was made through the issuance of the Company’s common stock cannot be predicted. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the statement of operations.

The Company used the Binomial-Lattice valuation model to measure the fair value of the derivative liabilities as $842,831 on September 30, 2017, and will subsequently remeasure the fair value at the end of each period, and record the change of fair value in the consolidated statement of operation during the corresponding period.

10. FAIR VALUE MEASUREMENT

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

As of September 30, 2017 and December 31, 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 8. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 8 are that of volatility and market price of the underlying common stock of the Company.

As of September 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2017, in the amount of $842,831 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2017:

Debt Derivative
Balance, December 31, 2016	$–
Total (gains) losses
Initial fair value of debt derivative at note issuance	1,797,264
Mark-to-market at September 30, 2017:	(154,963)
Transfers out of Level 3 upon conversion or payoff of notes payable	(799,470)
Balance, September 30, 2017	$842,831
Net gain for the three month period included in earnings relating to the liabilities held during the period ended September 30, 2017	$135,166

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended September 30, 2017, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The Company used the Binomial-Lattice valuation model to measure the fair value of the derivative liabilities as $842,831 on September 30, 2017, and will subsequently remeasure the fair value at the end of each period, and record the change of fair value in the consolidated statement of operation during the corresponding period. The Company recorded a gain in change of derivative liability of $135,166 and $154,963 for the three and nine months ended September 30, 2017.

11. PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for 2016 and 2015. As of September 30, 2017 and December 31, 2016, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $42,923 and $41,783, respectively.

12. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the years. There were no dilutive earnings per share for the three and nine months ended September 30, 2017 and 2016 due to net loss during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended
	September 30, 2017	September 30, 2016

Numerator:
Net (loss)	$(1,365,598)	$(587,073)

Denominator:
Weighted-average shares outstanding – Basic and diluted	40,359,954	14,414,566

Earnings (loss) per share – Basic and diluted	$(0.03)	$(0.04)

	For the nine months ended
	September 30, 2017	September 30, 2016

Numerator:
Net (loss)	$(2,665,651)	$(1,033,286)

Denominator:
Weighted-average shares outstanding – Basic and diluted	36,979,427	12,080,973

Earnings (loss) per share – Basic and diluted	$(0.07)	$(0.09)

This does not include the potential dilutive effect if all exercisable warrants were exercised or conversions of convertible notes and convertible preferred stock as described below:

Principal conversion	$22,098,048
Interest conversion	8,488,924
Warrants	400,000
Preferred Stock conversion	202,150,993
Total	$233,137,965

13. CAPITAL STOCK

During the first quarter of 2017, the Company filed Amended Articles of Incorporation with the Secretary of State of Florida to amend the rights and privileges for series of Preferred Stock, and to authorize the issuance of Series I, F1, G1, H1, J1 and K1 Preferred Stock, which was effective on April 26, 2017.

Series A Preferred Stock

The Company has designated four shares of preferred stock as Series A Preferred Stock (“Series A”), with a par value of $.0001 per share, of which one share of preferred stock was issued and outstanding as of September 30, 2017. Series A is authorized to have four shares which do not bear dividends and converts to common shares at four times the sum of: all shares of Common Stock issued and outstanding at time of conversion plus all shares of Series B Preferred Stock issued and outstanding at time of conversion divided by the number of issued Class A shares at the time of conversion, and have voting rights four times the sum of: all shares of Common Stock issued and outstanding at time of voting plus all shares of Series B Preferred Stocks issued and outstanding at time of voting divided by the number of Class A shares issued at the time of voting.

Series B Preferred Stock

The Company has designated 10,000,000 shares of preferred stock as Series B Preferred Stock (“Series B”), with a par value $0.001 and $2.50 price per share, of which 2,804,205 shares of Series B preferred stock were issued and outstanding as of September 30, 2017. Shares of Series B are anti-dilutive to reverse splits. The conversion rate of shares of Series B, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Series B is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series B converts to 5 shares of Common Stock. The price of each share of Series B may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares.

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

During the third quarter of 2017, 20,999 shares of Series B Preferred Stock were converted into 104,995 shares of Common Stock of the Company per the preferred shareholder’s instruction.

During the nine months ended September 30, 2016, 1,621,732 shares of Series B Preferred Stock were converted into 8,108,660 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Series C Preferred Stock

The Company has designated 500 shares of preferred stock as Series C Preferred Stock (“Series C”), with a par value of $.001 per share, of which 117 shares were issued and outstanding as of September 30, 2017. Shares of Series C are non-dilutive to reverse splits. The conversion rate of shares of Series C, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series C converts to 100,000 shares of Common Stock. Each share of Series C shall have one vote for any election or other vote placed before the shareholders of the Company. The price of each share of Series C may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares. Shares of Series C may not be converted into shares of Common Stock for a period of: a) six months after purchase, if the Company voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) 12 months if the Company does not file such public reports.

During the first quarter of 2017, 1 share of Series C Preferred Stock were converted into 100,000 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Blank Check Preferred Stock

As of September 30, 2017, the Company has designated 100,000,000 shares of Blank Check Preferred Stock, of which 5,991,507 shares have been issued with Designations, Rights & Privileges. The following Series have been assigned from the inventory of Blank Check Preferred Shares. The amount of Blank Check Preferred Stock is 94,008,493 as of September 30, 2017.

Series D Preferred Stock

The Company has designated 800,000 shares of preferred stock as Series D Preferred Stock (“Series D”), with a par value of $.001 per share, of which 400,000 shares were issued and outstanding as of September 30, 2017. Series D is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series D converts to 5 shares of Common Stock.

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

There was no change in Series D Preferred Stock during the nine months ended September 30, 2017 and 2016.

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

There was no change in Series E Preferred Stock during the nine months ended September 30, 2017 and 2016.

Series F Preferred Stock

The Company has designated 800,000 shares of preferred stock as Series F Preferred Stock (“Series F”), with a par value of $.001 per share, of which 280,069 shares were issued and outstanding as of September 30, 2017. Series F is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series F converts to 5 shares of Common Stock.

There was no change in Series D Preferred Stock during the nine months ended September 30, 2017 and 2016.

The Company has designated 800,000 shares of preferred stock as Series F1 Preferred Stock (“Series F1”), with a par value of $.001 per share, of which 57,194 shares were issued and outstanding as of September 30, 2017. Series F1 is “non-Voting stock”. Each one share of Series F1 converts to 5 shares of Common Stock.

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

During the third quarter of 2017, 41,318 share of Series F1 Preferred Stock were converted into 206,600 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Series G Preferred Stock

The Company has designated 20,000,000 shares of preferred stock as Series G Preferred Stock (“Series G”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of September 30, 2017. Series G is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series G converts to 1.25 shares of Common Stock.

The Company has designated 10,000,000 shares of preferred stock as Series G1 Preferred Stock (“Series G1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of September 30, 2017. Series G1 is “non-Voting stock”. Each one share of Series G1 converts to 1.25 shares of Common Stock.

There was no change in Series G and G1 Preferred Stock during the nine months ended September 30, 2017 and 2016.

Series H Preferred Stock

The Company has designated 4,859,379 shares of preferred stock as Series H Preferred Stock (“Series H”), with a par value of $.001 per share, of which 4,859,379 shares were issued and outstanding as of September 30, 2017. Series H is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series H converts to 1.25 shares of Common Stock.

The Company has designated 3,000,000 shares of preferred stock as Series H1 Preferred Stock (“Series H1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of September 30, 2017. Series H1 is “non-Voting stock”. Each one share of Series H1 converts to 1.25 shares of Common Stock.

On August 10, 2016, the Company completed the acquisitions of FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. (collectively referred to as “Repicci’s Group”). Pursuant to the acquisition agreement, the Company agreed to issue 4,859,379 shares of Series H Preferred Stock as consideration for the acquisition of Repicci’s Group. The combined book value of Repicci’s Group was $(203,622). Based on the price of $.15 per share for the Series H Preferred Stock, which was determined by the market price of common stock at $.12 per share on the acquisition date multiplied by the conversion ratio of 1:1.25, the fair value of the stock issuance of Series H Preferred Stock was $728,907, resulting in the goodwill of $932,529 which was offset with loss on goodwill impairment during the quarter ended September 30, 2017. The 4,859,379 shares of Series H Preferred Stock were issued during the first quarter of 2017.

There was no change in Series H and H1 Preferred Stock during the nine months ended September 30, 2016.

Series I Preferred Stock

The Company has designated 20,000,000 shares of preferred stock as Series I Preferred Stock (“Series I”), with a par value of $.001 per share, of which 112,746 shares was issued and outstanding as of September 30, 2017. Series I is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series I converts to 1.50 shares of Common Stock.

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

The 90,909 shares of Series I Preferred Stock was issued as of September 30, 2017. During the third quarter of 2017, 90,909 shares of Series I Preferred Stock were converted into 352,691 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Series J Preferred Stock

The Company has designated 10,000,000 shares of preferred stock as Series J Preferred Stock (“Series J”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of September 30, 2017. Series J is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series J converts to 1.25 shares of Common Stock.

The Company has designated 7,500,000 shares of preferred stock as Series J1 Preferred Stock (“Series J1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of June 30, 2017. Series J1 is “non-Voting stock”. Each one share of Series J1 converts to 1.25 shares of Common Stock.

There was no change in Series J and J1 Preferred Stock during the nine months ended September 30, 2017 and 2016.

Series K Preferred Stock

The Company has designated 9,607,840 shares of preferred stock as Series K Preferred Stock (“Series K”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of September 30, 2017. Series K is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series K converts to 1.25 shares of Common Stock.

The Company has designated 35,000,000 shares of preferred stock as Series K1 Preferred Stock (“Series K1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of September 30, 2017. Series K1 is “non-Voting stock”. Each one share of Series K1 converts to 1.25 shares of Common Stock.

There was no change in Series K and K1 Preferred Stock during the nine months ended September 30, 2017 and 2016.

Common Stock

2017

On February 10, 2017, the Company entered into a consulting agreement with an unrelated party, pursuant to which the Company agreed to issue total 800,000 shares to the consultant in four allotments, or 200,000 shares each, for consulting services related to marketing and business development. During the first quarter of 2017, 250,000 shares were issued. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.235 per share. During the second quarter of 2017, the difference of 150,000 shares were not issued as of the date of the Report. The fair value of the 150,000 shares was $15,600, or approximately $.104 per share. During the third quarter of 2017, the third installment of 200,000 shares were not issued as of the date of the Report. The fair value of the 200,000 shares was $27,475, or approximately $.1099 per share. Accordingly, the Company recognized stock based compensation of $101,825 to the consolidated statements of operations for the nine months ended September 30, 2017 and recorded $43,075 as accrued expenses in the consolidated balance sheet as of September 30, 2017.

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

On September 15, 2017, the Company issued 19,000,000 shares of Common Stock to settle $1,415,600 in accrued salaries to current and former officers of the Company. Additionally, the Company issued 1,000,000 shares to a former employee as a one time bonus, valued at $70,000. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.07 per share. Accordingly, the Company reduced its accrued expenses by $1,415,600 and stock based compensation by $70,000.

During the quarter ended September 30, 2017, the Company issued 704,733 shares of common stock for the conversion of unpaid convertible notes principal and processing cost reimbursement in the amount of $18,147 and $1,000, respectively, at a price of $0.03 per share.

During the quarter ended September 30, 2017, the Company negotiated an agreement to cancel 500,000 shares previously issued to a third party consultant for services and to issue 25,000 shares of common stock for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.0699 per share. Accordingly, the Company calculated the stock based compensation of $1,748 at its fair value and included it in the consolidated statements of operations for the nine months ended September 30, 2017.

14. WARRANTS

Pursuant to the same consulting agreement, dated February 10, 2017, in addition to the 800,000 shares of common stock, the Company agreed to grant total 800,000 warrants to the consultant for consulting services related to marketing and business development. The initial allotment of 200,000 warrants were granted during the first quarter of 2017. The second allotment of 200,000 warrants were granted during the second quarter of 2017. The third allotment of 200,000 warrants were granted during the third quarter of 2017The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on February 10, 2017, May 10, 2017 and August 10, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
2/10/2017	$47,000	3	$0.50	$0.235	535%	0.0147
5/10/2017	20,799	3	$0.50	$0.104	506%	0.0156
8/10/2017	21,980	3	$0.50	$0.1099	1124%	0.0149

Accordingly, the Company recorded warrant expenses of $89,779 during the nine months ended September 30, 2017.

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

Reporting Date	Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
4/21/2017	$814,000	3	$0.14 - $0.21	$0.14	676%	0.0177

Accordingly, the Company recorded warrant expenses of $814,000 during the nine months ended September 30, 2017.

The following tables summarize all warrant outstanding as of September 30, 2017, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2017	0	$0
Granted	6,414,287	0.201
Exercised	0	0
Expired	0	0
Balance at September 30, 2017	6,414,287	0.201
Warrants Exercisable at September 30, 2017	6,414,287	$0.201

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating leases of $39,679 and $39,679 for the three months ended September 30, 2017 and 2016, respectively, consisting of the followings.

	For the three months ended
	September 30, 2017	September 30, 2016

Restaurants	$18,224	$18,224
Lot	18,238	18,238
Office	3,217	3,217
Equipment Rentals	–	–
Total	$39,679	$39,679

The Company had operating leases of $115,862 and $115,862 for the nine months ended September 30, 2017 and 2016, respectively, consisting of the followings.

	For the nine months ended
	September 30, 2017	September 30, 2016

Restaurants	$60,564	$60,564
Lot	48,049	48,049
Office	6,917	6,917
Equipment Rentals	332	332
Total	$115,862	$115,862

The Company has property leases that are renewable on an annual basis, with no long term property leases.

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

The number of franchise agreements in force as of December 31, 2016 was 48, five of which are “mobile” units.

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

	For the three months ended
	September 30, 2017	September 30, 2016
Revenues:
We Three	$51,193	$35,770
Romeo’s NY Pizza	155,187	82,911
Repicci’s Group	207,495	185,489
Other	–	74,338
Consolidated revenues	$413,875	$378,508

Cost of Sales:
We Three	$39,645	$34,880
Romeo’s NY Pizza	111,430	104,680
Repicci’s Group	306,319	141,861
Other	–	–
Consolidated cost of sales	$457,394	$281,421

Income (Loss) before taxes
We Three	$10,379	$529
Romeo’s NY Pizza	(7,053)	(65,308)
Repicci’s Group	(23,330)	(54,506)
Others	(1,345,594)	(467,788)
Consolidated loss before taxes	$(1,365,598)	$(587,073)

	For the nine months ended
	September 30, 2017	September 30, 2016
Revenues:
We Three	$145,890	$116,743
Romeo’s NY Pizza	440,064	466,427
Repicci’s Group	829,307	185,489
Others	3,745	92,428
Consolidated revenues	$1,419,006	$861,087

Cost of Sales:
We Three	$118,832	$115,850
Romeo’s NY Pizza	311,986	307,837
Repicci’s Group	878,580	141,861
	–	–
Consolidated cost of sales	$1,309,398	$565,548

Income (Loss) before taxes
We Three	$52,682	$(17,783)
Romeo’s NY Pizza	(34,527)	(22,588)
Repicci’s Group	(77,696)	(54,506)
Others	2,725,192)	(938,409)
Consolidated loss before taxes	$(2,665,651)	$(1,033,286)

	As of	As of
	September 30, 2017	December 31, 2016
Assets:
We Three	$262,115	$216,433
Romeo’s NY Pizza	4,970	19,241
Repicci’s Group	370,989	411,606
Others	890,037	1,824,729
Combined assets	$1,528,111	$2,472,009

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2017 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

On October 6, 2017, the Company entered into a 12% convertible promissory note with an unrelated entity in the principal amount $82,500, with original issue discount of $6,600 (“Note 14”). Note 14 is matured on July 6, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of 60% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date.

On November 2, 2017, the Company entered into an 8% convertible promissory note with an unrelated entity in the principal amount $54,600, with original issue discount $2,100 (“Note 15”). Note 15 is matured on November 2, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of 60% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date.

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

The number of franchise agreements in force as of December 31, 2016 was 48, five of which are “mobile” units.

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

Results of Operations

We had revenues of $413,875 and $1,419,006 for the three and nine months ended September 30, 2017, respectively, compared to revenues of $378,508 and $861,087 for the same periods in 2016, an increase of 9% and 65%, respectively. Since we had various acquisitions over the past two years, the increase in revenues is primarily attributable to full revenue quarter cycles for those acquisitions. A revenue breakdown by segment is as follows:

	For the three months ended
	September 30, 2017	September 30, 2016
Revenues:
We Three	$51,193	$35,770
Romeo’s NY Pizza	155,187	82,911
Repicci’s Group	207,495	185,489
Other	–	74,338
Consolidated revenues	$413,875	$378,508

	For the nine months ended
	September 30, 2017	September 30, 2016
Revenues:
We Three	$145,890	$116,743
Romeo’s NY Pizza	440,064	466,427
Repicci’s Group	829,307	185,489
Others	3,745	92,428
Consolidated revenues	$1,419,006	$861,087

The decrease in revenues from sales of pizza during this reporting period were attributable to the decrease in number of stores. We currently have one pizza store open in 2017. The impact from such decrease was offset by the revenues from Repicci’s Group, which was acquired on August 10, 2016. The results of the operations for Repicci’s Group have been included in the consolidated financial statements since the dates of the acquisitions. We also had a decline in hardware revenues from our “Others” category. These sales are cyclical.

We had costs of sales of $457,394 and $1,309,398 for the three and nine months ended September 30, 2017 compared to costs of sales of $281,421 and $565,548 for the same periods Septmber 30, 2016. The costs of sales for the periods related to each segment are as follows: The increase in cost of sales was primarily attributable to the acquisitions of Repicci’s Group. The results of the operations for Repicci’s Group have been included in the consolidated financial statements since the dates of the acquisitions.

	For the three months ended
	September 30, 2017	September 30, 2016
Cost of Sales:
We Three	$39,645	$34,880
Romeo’s NY Pizza	111,430	104,680
Repicci’s Group	306,319	141,861
Other	–	–
Consolidated cost of sales	$457,394	$281,421

	For the nine months ended
	September 30, 2017	September 30, 2016
Cost of Sales:
We Three	$118,832	$115,850
Romeo’s NY Pizza	311,986	307,837
Repicci’s Group	878,580	141,861
	–	–
Consolidated cost of sales	$1,309,398	$565,548

We had operating expenses of $1,274,505 and $2,506,556 for the three and nine months ended September 30, 2017 compared to operating expenses of $661,219 and $1,284,846 for the three and nine months ended September 30, 2016. The increase in operating expenses during the period was primarily due to our increased level of operations due to our acquisitions and also due to an increase in professional fees associated with auditing our acquisitions. Additionally, stock based compensation increased to $398,939 and we had a loss due to impairment of goodwill of $932,529, for the nine month period compared to $234,667 for the same period in 2016.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At September 30, 2017, we had $87,708 in cash and cash equivalents and total assets amounted to $1,528,111. At December 31, 2016 we had $62,948 of cash and cash equivalents, and total assets amounted to $2,472,009.

Net cash used in operating activities was $440,770 and $73,333 for the nine months ended September 30, 2017 and 2016, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $2,665,651 and $1,033,286, respectively. These amounts were partially offset by non-cash expenses related to depreciation, amortization of debt discount and stock based compensation which were $127,637, $300,333 and $398,939 additionally, we had a loss due to impairment of goodwill of $932,529, respectively. We also had increases in accounts payable and offset by reduction of accrued officers’ and employee salaries by issuing stock of $29,539 and $(1,415,600), respectively. In the 2016 period, the negative cash flows from operating activities was attributable to the net loss of $1,033,286, partially offset by non-cash expenses of $132,000 in lieu of convertible promissory note and the stock based compensation of $234,667, and the increase in accrued expenses by $293,968.

Net cash used in investing activities was $14,468 for the nine months ended September 30, 2017, compared to Net cash provided by investing activities was $11,635 for the same period in 2016. Cash flows used in investing activities for the 2017 period was solely due to purchase of fixed assets. During the nine months ended September 30, 2017, we purchased $5,000 in intangible assets and $9,468 in fixed assets. We had cash of $31,637 from disposal of fixed assets and we purchased fixed assets of $20,002, during the same period in 2016. , which was related to our mobile home leasing business.

Net cash provided by financing activities was $479,998 during the nine months ended September 30, 2017 were primarily attributable to proceeds of convertible notes payable in the amounts of $465,000 and proceeds of $40,000 from sales of stock. For 2016 this was attributable to proceeds of $74,000 from sales of stock and proceeds of $17,500 from convertible notes payable. Additionally, we had cash of $14,867 due to related party in this reporting period in 2016.

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

Off Balance Sheet Arrangements

As of September 30, 2017, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the nine months ended September 30, 2017.

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

The following information relates to certain events occurring during the third quarter of 2017. All of these events have previously been reported on Forms 8-K during the second quarter.

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

Dated: November 20, 2017	CARDIFF INTERNATIONAL, INC.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Accounting Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

