Form 10-K
period 2017-12-31
Cardiff Lexington Corp
filed 2018-04-17
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) 4 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Common shares outstanding at April 16, 2018 is 70,715,527 with a par value of $0.001.

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

In the first quarter of 2013, it was decided to restructure Cardiff into a holding company enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to our shareholders. The reason for this strategy was to protect our shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, we were able to reduce more than 90% of all its debt; by July of 2014, we had completed the acquisition of three businesses: We Three, LLC; Romeo’s NY Pizza; and Edge View Properties, Inc. We delayed the filing of its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015 due to difficulty obtaining information from another acquisition, which was subsequently unwound. By December of 2016 we completed the acquisition of 3 additional businesses and have 2 currently pending lender approvals.

BUSINESS DEVELOPMENTS

The following business developments have been reported in our reports filed with the Securities and Exchange Commission (the “SEC”), which are referenced in Part IV, Item 15, of this Annual Report:

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016;

On May 25, 2017 the Company terminated its auditing firm KLJ & Associates

July 11, 2017 increased authorized common shares to 500,000,000 at par value of $0.001

July 20, 2017 Engaged Malone Bailey as Cardiff’s new auditors

July 24, 2017 Unwound the [purchase of CSSC acquisition

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

We Three, LLC (Affordable Housing Initiative) acquired on May 15, 2014; Romeo’s NY Pizza acquired on June 30, 2014;

Edge View Properties, Inc acquired on July 16, 2014; FDR Enterprises, Inc. acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016; Refreshment Concepts, LLC acquired on August 10, 2016.

Organization

We are comprised of one parent corporation and six subsidiaries. Operations are primarily conducted through the subsidiaries of the Company.

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

Research and Development

We have spent funds on research and development for our proprietary software system related to Social Media, as well as building a new website representing the Company’s new direction, keeping investors more informed, etc. We plan to spend further funds on research and development activities in the future as the development of our software continues.

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

Future acquisitions are important to our success. We may not be able to successfully integrate our acquisitions into our operations.

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

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding

$200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker- dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to such sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company had operating leases of $115,862 and $160.840 for the year ended December 31, 2017 and 2016, respectively, consisting of the followings.

	For the year ended
	December 31, 2017	December 31, 2016

Restaurants	$60,564	$83,309
Lot	48,049	62,364
Office	6,917	14,835
Equipment Rentals	332	332
Total	$115,862	$160,840

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2017 there were 853 record holders of our common stock, and there were 64,414,091 shares of our common stock outstanding.

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

	High Close		Low Close
December 31 December 31, 2017
1st Quarter		$.13	$.04
2nd Quarter		$.16	$.07
3rd Quarter		$.11	$.05
4th Quarter		$.06	$.02
December 31 December 31, 2016
1st Quarter		$.24	$.05
2nd Quarter		$.59	$.08
3rd Quarter		$.22	$.06
4th Quarter	$	..25	$.07

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

The following table provides selected financial data about us for the fiscal years ended December 31, 2017 and December 31, 2016. For detailed financial information, see the audited Financial Statements included in this report.

Balance Sheet Data:

	December 31, 2017	December 31 2016
Cash	$68,986	62,948
Total assets	$1,309,061	2,472,009
Total liabilities	$4,900,340	4,071,306
Shareholders' equity (deficit)	$(3,591,279)	(1,599,297)

Operating Data:
Revenues	$1,744,655	1,150,251
Operating Expenses	$3,230,474	2,512,794
Net (Loss)	$(5,000,319)	(2,254,492)

Segment reporting for the years ended December 31, 2017 and 2016 were as follows:

	For the years ended
	December 31 ,2017	December 31, 2016
Revenues:
We Three	$193,601	$152,120
Romeo’s NY Pizza	592,445	603,787
Repicci’s Group	954,854	369,416
Others	3,754	24,928
Consolidated revenues	$1,744,654	$1,150,251

Cost of Sales:
We Three	$155,416	$145,795,
Romeo’s NY Pizza	429,778	404,181
Repicci’s Group	771,213	246,797
Others	–	–
Consolidated cost of sales	$1,356,407	$797,073

Income (Loss) before taxes
We Three	$(4,494)	$(16,201)
Romeo’s NY Pizza	(141,128)	(32,594)
Repicci’s Group	(41,652)	(229,985)
Others	(4,813,045)	(1,975,712)
Consolidated loss before taxes	$(5,000,319)	$(2,254,492)

	As of December 31, 2017	As of December 31, 2016
Assets:
We Three	$235,532	$216,433
Romeo’s NY Pizza	58,438	19,241
Repicci’s Group	293,216	411,606
Others	721,875	1,824,729
Combined assets	$1,309,061	$2,472,009

Results of Operations

Revenues. We had revenues in the amount of $1,744,655 and $1,150,251 for the years ended December 31, 2017 and 2016, respectively. The increase in revenue was primarily associated with increases in sales of ice cream. We expect revenue to increase during 2017, as we will realize a full operating cycle for our current operating subsidiaries and planned expansion.

Cost of Goods Sold. We had costs of sales in the amount of $1,356,408 and $797,073 for the years ended December 31, 2017 and 2016, respectively. The increase in cost of sales were also primarily attributable to increase in sales of ice cream locations during the year.

Operating Expenses. Operating expenses consisted of depreciation, amortization and general and administrative expenses. We had operating expenses of $3,230,474 and $2,512,794 for the years ended December 31, 2017 and 2016, respectively. The operating expenses in 2016 were primarily attributable to the issuance of 7,728,589 shares of common stock for marketing, management and financial strategies, resulting in non-cash stock based compensation of $1,020,602 during the December 31, 2016. Comparatively, we had non-cash stock based compensation of $501,567 in 2017 due to the issuance of 1,306,907 shares of common stock during the year and we had a loss due to impairment of goodwill of $932,529 and loss on disposal of assets of $17,647 from our Romeo’s Pizza stores, Other operating expenses remained relatively fixed for the year.

Non-employee stock compensation. During the years ended December 31, 2017 and 2016, we issued a total of 1,306,907 and 7,728,589 shares of common stock, respectively, to four different consultants for marketing, management and financial strategies. The fair value of the stock issuance was determined by the fair value of the Company’s common stock on the grant date, at prices ranging from $0.05-$0.11 per share. Accordingly, we recognized stock based compensation of $501,567 and $1,020,602 for the years ended December 31, 2017 and 2016, respectively, in connection with these issuances. These amounts are included in our financial statements.

Change in value of derivative liability. During the years ended December 31, 2017 and 2016 the change in value of derivative liability amounted to $(1,386,055) and $1,731, respectively. In 2017, we issued 10 convertible promissory notes totaling $705,177, all of which were convertible into shares of the Company’s common stock at discount to the market. As a result, we had change in value of derivative liability amounted to $1,386,055 We premeasured the fair value of the converted amount at the conversion date and increased the derivative liabilities to $2,419,337, which was credited to additional paid-in capital at the conversion.

Interest Expense during the years end December 31, 2017 and 2016, interest expense amounted to $111,606 and $48,789, respectively. The increase in interest was a result of new borrowings in 2017.

Net Loss. As a result of the foregoing, we had a net loss of $5,00,319 for the December 31 December 31, 2017, which is compared to the net loss for the December 31 December 31, 2016 of $2,254,492.

Our activities have a focus on growing revenue. We plan to continue this strategy into 2018.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $20,000,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, our directors have orally agreed to loan such funds as may be necessary through December 31, 2017 for working capital purposes, although they have no obligation to do so.

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

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $68,986 and a working capital deficit of $4,709,734. As of December 31, 2016, we had cash and cash equivalents of $62,948 and a working capital deficit of $3,897,131.

Net cash used for operating activities was $(663,830) for the December 31 December 31, 2017, which was comparable to the net cash used in operating activities of $(198,135) for the December 31 December 31, 2016. The increase in the amount of net cash used in operating activities in 2016 compared to last year was primarily attributable to a greater amount of non-cash items during the 2016 such as common stock issued for services, accrued expenses and loss on impairment of Goodwill.

Net cash used in investing activities was $14,468 for the December 31, 2017 compared with cash provided by investing activities of $12,972 during the December 31 December 31, 2016. The cash flows provided by investing activities in 2016 was primarily attributable to the purchase of fixed assets in, offset by the cash from disposal of fixed assets in the discontinued operations.

Cash flows provided by financing activities were $684,336 for the December 31 December 31, 2017, which compares to cash flows provided by financing activities of $176,519 for the December 31 December 31, 2016. These cash flows were related to sales of stock in the amounts of $40,000 and $136,500 during the years ended December 31, 2017 and 2016, respectively. In addition, during 2017, we had $705,177 in proceeds from notes payable, of which $-0- was with a related party. These amounts were partially offset by repayments of $53,341 to certain notes payable. Comparatively, during 2016, financing activities provided $28,264 in proceeds from notes payable, which included $11,124 from a related party related party, partially offset by note payable repayments of $61,279 during the year.

Over the next twelve months we expect significant capital costs to develop operations since we have plans for acquisitions in 2018. Our operating costs of will primarily be used for operations.

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

CARDIFF INTERNATIONAL, INC. is a public Holding company utilizing a new form of Collaborative Governance™*. Cardiff targets acquisitions of undervalued, niche companies with high growth potential, income-producing businesses, including commercial real estate properties all of which offer high returns for our investors. Our goal is to provide a form of governance enabling businesses to take advantage of the power of a public company without losing management control. Cardiff provides companies the ability to raise money and investors a low risk environment that protects their investment.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Lattice Binomial models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2017 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

15

REPORT

17

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND DECEMBER 31, 2016

(AUDITED)

	December 31,2017	December 31, 2016
ASSETS

Current assets
Cash	$68,986	$62,948
Accounts receivable-net	63,061	32,008
Inventory-net	46,928	42,229
Prepaid and other	11,631	36,990
Total current assets	190,606	174,175

Property and equipment, net of accumulated depreciation of $1,030,232 and $838,736, respectively	491,473	736,672
Land	603,000	603,000
Intangible assets, net	15,561	–
Deposits	6,660	1,528
Due from related party	1,820	–
Investment	–	24,105
Goodwill	–	932,529
Total assets	$1,309,061	$2,472,009

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$193,239	$65,901
Accrued expenses	291,826	529,975
Accrued expenses - related parties	472,750	1,187,750
Interest payable	312,192	231,452
Accrued payroll taxes	2,047	41,783
Due to officers and shareholders	77,640	503,127
Line of credit	15,498	10,000
Common stock to be issued	500	500
Series H preferred shares to be issued	–	728,907
Notes payable, unrelated party	215,979	259,320
Notes payable - related party	120,128	166,695
Convertible notes payable, net of debt discounts of $348,307 and $21,833, respectively	598,339	157,452
Convertible notes payable - related party	165,000	165,000
Derivative Liability	2,419,337	–
Income Tax payable	15,865	23,444
Total current liabilities	4,900,340	4,071,306
Long-term liabilities

Total liabilities	4,900,340	4,071,306

	December 31,2017	December 31, 2016

Shareholders' equity (deficit)
Preferred stock
Preferred Stock all classes	8,849	5,480
Preferred Stock Series A - 4 Shares authorized, with par value of $.001, 1 and 1 share issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series B - 10,000,000 shares authorized, with par value of $.001, 2,798,205 and 4,836,031 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series C - 500 shares authorized, with par value of $.0.001, 117 and 118 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series D - 800,000 shares authorized, with par value of $.001, 400,000 and 400,000 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series E - 1,000,000 shares authorized, with par value of $.001, 241,199 and 241,199 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series F - 800,000 shares authorized, with par value of $.001, 280,069 and 280,069 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series F-1- 800,000 shares authorized, with par value of $.001, 57,194 and 172,751 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series G - 20,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series H - 4,859,379 shares authorized, with par value of $.001, 4,859,379 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series H-1- 3,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series I - 20,000,000 shares authorized, with par value of $.001, 203,655 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016		–
Preferred Stock Series J - 10,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series J1 - 7,500,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series K - 9,607,840 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series K1 - 35,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Common stock; 500,000,000 shares authorized with $0.001 par value; 64,414,091 and 25,223,578 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	66,031	25,224
Additional paid-in capital	46,795,517	43,831,356
Accumulated deficit	(50,461,676)	(45,461,357)
Total shareholders' equity (deficit)	(3,591,279)	(1,599,297)

Total liabilities and shareholders' equity (deficit)	$1,309,061	$2,472,009

The accompanying notes are an integral part of these financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(AUDITED)

	For The Years Ended
	December 31, 2017	December 31, 2016
REVENUE
Rental income	$193,601	$152,120
Sales of pizza	592,445	603,787
Sales of ice cream	954,854	369,416
Other	3,754	24,928
Total revenue	1,744,655	1,150,251

COST OF SALES (Exclusive of depreciation shown separately below)
Rental business	155,416	145,795
Pizza restaurants	429,778	404,481
Ice cream stores	771,213	246,797
Other	–	–
Total cost of sales	1,356,408	797,073

GROSS MARGIN	388,247	353,178

OPERATING EXPENSES
Depreciation and amortization expense	246,325	–
Goodwill Impairment	932,529	–
Selling, general and administrative	2,051,620	2,512,194
Total operating cost	3,230,474	2,512,194

INCOME (LOSS) FROM OPERATIONS	(2,842,227)	(2,159,616)
OTHER INCOME (EXPENSE)
(Loss) Gain from extinguishment of debt	(46,009)	3,000
Change in value of derivative liability	(1,386,055)	1,731
Interest expense	(111,606)	(48,789)
Amortization of debt discounts	(596,775)	(45,667)
Loss on Impairment of Goodwill	–	(5,151)
Loss on disposal of assets	(17,647)	–
Total other income (expenses)	(2,158,092)	(94,876)
NET INCOME (LOSS) FOR THE PERIOD	$(5,000,319)	$(2,254,492)
INCOME (LOSS) PER COMMON SHARE
-BASIC AND DILUTED	$(0.12)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	43,405,712	13,600,570

The accompanying notes are an integral part of these  financial statements

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2016 and 2017

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1, H, I		Preferred Stock, Series C		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance December 31, 2012	$–	$–	$–	$–	$–	$–	4,766	$8,639,161	$1,700,214	$(15,147,952)	$(4,808,577)
Common stock issued for cash, $0.006 average per share	–	–	–	–	–	–	718	107,750	–	–	107,750

Common stock issued for financing	–	–	–	–	–	–	910	213,800	–	–	213,800

Common stock issued upon conversion of convertible debenture	–	–	–	–	–	–	1,149	65,874	–	–	65,874

Common stock issued for officer compensation	–	–	–	–	–	–	75,234	2,257,018	–	–	2,257,018

Series B preferred shares issued for cash,$2.50 per share	–	–	28,000	100,000	–	–	–	–	–	–	28,000

Series B preferred shares issued upon conversion of convertible debt	–	–	5,071,478	5,071,478	–	–	–	–	–	–	5,071,478

Series B preferred shares issued for non-employee stock compensation	–	–	6,152,993	6,152,993	–	–	–	–	–	–	6,152,993

Series C preferred shares issued upon conversion of convertible debt	–	–	–	–	4,320	4,320	–	–	–	–	4,320

Series C preferred shares issued for non-employee compensation	–	–	–	–	9,180	9,180	–	–	–	–	9,180

Net loss	–	–	–	–	–	–	–	–	–	(10,982,795)	(10,982,795)

Balance December 31, 2013	1	$–	4,576,701	$4,577	79	$–	83,586	$84	$24,317,127	$(26,130,747)	$(1,808,959)

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2016 and 2017

(continued)

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1, H, I		Preferred Stock, Series C		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficiency	Total

Common stock issued for debt conversion - Asher	–	–	–	–	–	–	2,496	2	32,008	–	32,010

Common stock issued for debt conversion	–	–	–	–	–	–	15,400	15	3,835	–	3,850

Common stock issued for services	–	–	–	–	–	–	4,427,200	4,427	10,178,133	–	10,182,560

Common stock issued for debt conversion	–	–	–	–	–	–	400,000	400	670	–	1,070

Series B preferred shares issued for cash, $2.50 per share	–	–	81,993	82	–	–	–	–	204,901	–	204,983

Series B & C preferred shares issued for services	–	–	611,999	612	1	–	–	–	1,529,388	–	1,530,000

Series C preferred shares issued for cash, $2.50 per share	–	–	–	–	33	–	–	–	83	–	83

Series D preferred shares issued for Romeo's NY Pizza	–	–	400,000	400	–	–	–	–	999,600	–	1,000,000

Series E preferred shares issued for Edge View Properties	–	–	241,199	241	–	–	–	–	602,759	–	603,000

Series F preferred shares issued for We Three LLC	–	–	280,069	280	–	–	–	–	699,894	–	700,174

Series F-1 preferred shares issued for cash, 2.50 per share	–	–	156,503	157	–	–	–	–	391,091	–	391,248

Reclassification of derivative liability associated with debt conversion	–	–	–	–	–	–	–	–	132,981	–	132,981

Net loss	–	–	–	–	–	–	–	–	–	(13,131,697)	(13,131,697)

Balance December 31, 2014	1	$–	6,348,464	$6,348	113	$–	4,928,682	$4,929	$39,092,469	$(39,262,444)	$(158,698)

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2016 and 2017

(continued)

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1, H, I		Preferred Stock, Series C		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficiency	Total

Common stock issued for PF B conversion	–	–	(325,862)	(326)	–	–	1,610,206	1,610	(1,284)	–	–

Series B preferred shares issued for cash, $2.50 per share	–	–	33,197	33	–	–	–	–	82,460	–	82,493

Series C preferred shares issued for cash, $2.50 per share	–	–	–	–	3	–	–	–	8	–	8

Series F-1 preferred shares issued for cash, $4.00 per share	–	–	6,249	6	1	–	–	–	24,994	–	25,000

Series F-1 preferred shares issued for cash, $2.50 per share	–	–	9,999	10	1	–	–	–	24,990	–	25,000

Reclassification of derivative liabilities due to BCF	–	–	–	–	–	–	–	–	10,008	–	10,008

Contributed capital	–	–	–	–		–	–	–	187,500	–	187,500

Cancellation of common stock	–	–	–	–	–	–	(188,000)	(188)	188	–	–

Common stock issued for services	–	–	–	–	–	–	2,512,000	2,512	3,133,608	–	3,136,120

Common stock issued for note conversion	–	–	–	–	–	–	300,000	300	1,200	–	1,500

Common stock issued for cash, $0.10 per share	–	–	–	–	–	–	250,000	250	24,750	–	25,000

Net loss	–	–	–	–	–	–	–	–	–	(3,944,421)	(3,944,421)

Balance December 31, 2015	1	$–	6,072,047	$6,072	118	$–	9,412,888	$9,413	$42,580,891	$(43,206,865)	$(610,489)

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2016 and 2017

(continued)

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1, H, I		Preferred Stock, Series C		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficiency	Total

Issuance of common stock to be issued	–	–	–	–	–	–	90,000	90	4,410	–	4,500

Common stock issued for services	–	–	–	–	–	–	7,728,589	7,729	1,012,873	–	1,020,602

Common stock issued for cash	–	–	–	–	–	–	1,159,116	1,159	135,341	–	136,500

Conversion of Series B Preferred Stock	–	–	(591,997)	(592)	–	–	2,959,985	2,960	(2,368)	–	–

Conversion of convertible notes payable	–	–	–	–	–	–	3,873,000	3,873	20,492	–	24,365

Intrinsic value due to BCF	–	–	–	–	–	–	–	–	67,500	–	67,500

Reclassified Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–	–	–	12,217	–	12,217

Net loss	–	–	–	–	–	–	–	–	–	(2,254,492)	(2,254,492)

Balance December 31, 2016	1	$–	5,480,050	$5,480	118	$–	25,223,578	$25,224	$43,831,356	$(45,461,357)	$(1,599,297)

CARDIFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2016 and 2017

(continued)

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1, H, I		Preferred Stock, Series C		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficiency	Total

Common stock issued for payment of accrued salary	–	–	–	–	–	–	20,000,000	20,000	1,465,600	–	1,485,600

Common stock for services	–	–	–	–	–	–	350,000	350	69,850	–	70,200
						–
Common stock issued for cash	–	–	–	–	–	–	100,000	100	9,900	–	10,000
						–
Conversion of convertible notes payable	–	–	–	–	–	–	9,484,095	9,485	134,454	–	143,939

Common stock issued for debt settlement	–	–	–	–	–	–	2,244,075	2,244	533,724	–	535,968

Common stock issued for services - settlement agreement	–	–	–	–	–	–	(950,000)	(950)	2,948	–	1,998

Warrants Granted	–	–	–	–	–	–	–	–	912,573	–	912,573

Common stock issued for services - related party	–	–	–	–	–	–	906,907	907	71,555	–	72,462

Conversion of Series B Preferred Stock	–	–	(1,627,732)	(1,628)	–	–	8,138,660	8,139	(6,511)	–	(0)

Cancellation of common stock	–	–	–	–	–	–	(500,000)	(500)	(2,000)	–	(2,500)

Series B Preferred Stock issued for debt settlement	–	–	24,000	24	–	–	–	–	21,756	–	21,780

Preferred B issued for services	–	–	15,906	16	–	–	–	–	6,338	–	6,354

Conversion of Series C Preferred Stock	–	–	–	–	(1)	–	100,000	100	(100)	–	–

Conversion of Series F1 Preferred Stock	–	–	(115,955)	(116)	–	–	579,785	580	(463)	–	0

Series H Preferred Stock issued for acquisition	–	–	4,859,379	4,859	–	–	–	–	724,048	–	728,907

Issuance of Series I Preferred Stock	–	–	203,655	204	–	–	–	–	19,796	–	20,000

Conversion of Series I Preferred Stock - Bow	–	–	–	10	–	–	352,691	353	9,637	–	10,000

Shareholders contribution - Cam	–	–	–	–	–	–	–	–	24,061	–	24,061

Reclassified Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–	–	–	(1,033,005)	–	(1,033,005)

Net loss	–	–	–	–	–	–	–	–	–	(5,000,319)	(5,000,319)
					–
Balance December 31, 2017	1	$–	8,839,303	$8,849	117	$–	66,029,791	$66,031	$46,795,517	$(50,461,676)	$(3,591,279)

The accompanying notes are an integral part of these  financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(AUDITED)

	2017	2016

Net (loss) from continuing operations	$(5,000,319)	$(2,254,492)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	268,211	174,859
Loss (gain) from disposal of fixed assets	–	5,151
Loss (gain) from debt forgiveness	–	(3,000)
Loss (gain) from impairment of goodwill	932,529	–
Loss on disposal of assets	17,647	–
Gain from debt extinguishment	46,009	–
Amortization of loan discount	596,775	45,667
Change in value of derivative liability	1,386,055	(1,731)
Stock based compensation	402,994	1,020,602
Warrants compensation	98,573	–
Convertible note issued for conversion cost reimbursement	9,500	–
Convertible note issued for services rendered	80,000	157,000
(Increase) decrease in:
Accounts receivable	(31,053)	56,028
Deposits	(5,072)	5,422
Prepaids and other	25,359	(12,384)
Increase(decrease) in inventory	(4,699)	(8,205)
Increase (decrease) in:
Accounts payable	127,336	(23,780)
Accrued expenses	(347,629)	337,430
Accrued expenses - related party	–	–
Interest payable	98,315	42,084
Taxes payable	(7,579)	23,444
Accrued payroll taxes	(39,736)	(2,230)
Accrued officers' salaries	700,600	240,000

Net cash used in operating activities	(663,830)	(198,135)

INVESTING ACTIVITIES
Purchase of intangible assets	(5,000)	–
Disposal of fixed assets	–	31,637
Purchase of fixed assets	(9,468)	(18,665)

Net cash provided by (used in) investing activities	(14,468)	12,972

FINANCING ACTIVITIES
Due from / to related party	(37,059)	62,674
Proceeds from sales of stock	40,000	136,500
Shareholder Contributions	24,061	0
Proceeds from convertible notes payable	705,177	17,500
Proceeds from notes payable -related party	–	11,124
Proceeds from line of credit	5,498	10,000
(Repayments to) convertible notes payable	(43,341)	–
(Repayments to) notes payable	(10,000)	(61,279)

Net cash provided by financing activities	684,336	176,519

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,038	(8,644)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,948	71,592

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,986	$62,948

26

	2017	2016

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock to be issued for settlement of accrued expense	$1,415,600	$–
Common stock issued upon conversion of notes payable	$143,863	$24,365
Series H preferred shares issued for Repicci Group	$728,907	$–
Conversion of preferred stock to common stock	$9,171	$–
Reclass derivative liabilities to APIC	$1,033,004	$–
Cash carried over from acquisition	$–	$40,033

The accompanying notes are an integral part of these  financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff International, Inc. (“Cardiff”, the “Company”), a publicly held corporation. In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to the Company’s shareholders. The reason for this strategy was to protect the Company’s shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, the Company had negated more than 90% of all its debt; by December 31, 2016, the Company had completed the acquisition of six businesses: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC.

Description of Business

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

Rental Income

The Company’s rental income is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section 605- 10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying consolidated balance sheets as of December 31, 2017 and 2016. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Restaurant Sales

Revenue from restaurant sales is recognized when food and beverage products are sold. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is reported on the balance sheet at gross amounts due to the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible. As of December 31, 2017 and 2016, the Company had accounts receivable of $63,115 and $32,008, respectively. Accounts receivables are primarily generated from our subsidiaries We Three and Repicci’s in their normal course of business.

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

During the years ended December 31, 2017 and 2016, depreciation and amortization expense was $246,325 and $174,859, respectively.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believe such assumptions are also comparable to those that would be used by other marketplace participants. During year-ended December 31, 2017, the company had Goodwill impairment of $932,529, related to its acquisitions of FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. (collectively referred to as “Repicci’s Group”). The Company based this decision on impairment testing off the underlying assets, expected cash flows, decreased asset value and other factors.

Valuation of long-lived assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as plant and equipment and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. During year-ended December 31, 2017, the company had Goodwill impairment of $932,529, related to its acquisitions of FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. (collectively referred to as “Repicci’s Group”). The Company based this decision on impairment testing off the underlying assets, expected cash flows, decreased asset value and other factors.

Valuation of Derivative Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging (“ASC 815-10”) , requires that embedded derivative instruments be bifurcated and assessed, along with freestanding derivative instruments such as convertible promissory notes, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option based simple derivative financial instruments, the Company uses the Lattice Binomial option pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

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

Level Input Definition

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2017 and 2016.

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2017	$–	$–	$2,419,337	$2,419,337

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2016	$–	$–	$–	$–

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

For the years ended December 31, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2017 and 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2017 and 2016. During a period of net loss, all potentially dilutive securities are anti-dilutive. Accordingly, for the years ended December 31, 2017 and 2016, potentially dilutive securities have been excluded from the computations since they would be anti-dilutive. However, these dilutive securities could potentially dilute earnings per share in the future:

	For the years ended
	December 31, 2017	December 31, 2016

Numerator:
Net (loss)	$(500,000,319)	$(2,254,492)

Denominator:
Weighted-average shares outstanding	43,405,712	13,600,570

Basic earnings (loss) per share	$(0.12)	$(0.17)

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of December 31, 2017, the Company had shareholders’ deficit of $3,591,279. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

The adoption has had an immaterial impact to our comparative net income and as such comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

A majority of our sales revenue continues to be recognized when products sold to customers or service has been rendered.

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

On August 10, 2016, the Company completed the acquisitions of FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. (collectively referred to as “Repicci’s Group”). Pursuant to the acquisition agreement, the Company agreed to issue 4,859,379 shares of Series H Preferred Stock as consideration for the acquisition of Repicci’s Group. The combined book value of Repicci’s Group was $(203,622) as set forth below. Based on the price of $.15 per share for the Series H Preferred Stock, which was determined by the market price of common stock at $.12 per share on the acquisition date multiplied by the conversion ratio of 1:1.25, the fair value of the stock issuance of Series H Preferred Stock was $728,907, resulting in the goodwill of $932,529. The 4,859,379 shares of Series H Preferred Stock were issued subsequently to the date of this report. Accordingly, the Company recorded Series H Preferred Stock to be issued of $728,907 in the consolidated balance sheet as of December 31, 2016. During year-ended December 31, 2017, the company had Goodwill impairment of $932,529, related to its acquisitions of FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. (collectively referred to as “Repicci’s Group”). The Company based this decision on impairment testing off the underlying assets, expected cash flows, decreased asset value and other factors.

Fair Value
Cash	$40,033
Accounts receivable	87,982
Inventory	34,024
Other assets	38,566
Property and equipment	389,373
Goodwill	932,529
Liabilities	(415,563)
Notes payable – related parties	(378,037)
Total	$728,907

Repicci’s Group offers franchisees for the operation of “Repicci’s Italian Ice” franchises. These franchised stores specialize in the distribution of nonfat frozen confections. The results of the operations for Repicci’s Group have been included in the consolidated financial statements since the date of the acquisitions (August 10, 2016). The following table presents the unaudited pro forma results of continuing operations for December 31, 2016, as if the acquisitions had been consummated at the beginning of the period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future. The Pro forma adjustments are to eliminate all significant intercompany accounts and transactions within Repicci’s Group.

CARDIFF INTERNATIONAL, INC.

Pro Forma Combined Statement of Operations

For the year ended December 31, 2016

	CDIF and subsidiaries	F.D.R Enterprises	Refreshment Concept LLC	Repicci’s Franchise Group	Pro forma adjustment	Pro forma combined total
REVENUE
Rental income	$152,120	$–	$–	$–	$–	$152,120
Sales of pizza	603,787	–	–	–	–	603,787
Sales of ice cream	–	342,123	489,022	278,098	(95,974)	1,013,269
Other	24,928	–	–	–	–	24,928
Total revenue	780,835	342,123	489,022	278,098	–	1,794,104

COST OF SALES
Rental business	145,795	–	–	–	–	145,795
Pizza restaurants	404,481	–	–	–	–	404,481
Ice cream stores	–	225,514	419,550	172,681	(62,127)	755,618
Other	–	–	–	–	–	–
Total cost of sales	550,276	225,514	419,550	172,681	–	1,305,894

GROSS MARGIN	230,559	116,609	69,472	105,417	–	488,210

OPERATING EXPENSES	2,180,974	120,342	137,833	175,663	–	2,614,812

GAIN (LOSS) FROM OPERATIONS	(1,950,415)	(3,733)	(68,361)	(70,246)	–	(2,126,602)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	3,000	–	–	–	–	3,000
(Loss) gain on disposal of fixed asset	(5,151)	–	–	–	–	(5,151)
Amortization of debt discounts	(45,667)	–	–	–	–	(45,667)
Change in value of derivative liability	1,731	–	–	–	–	1,731
Interest expense	(44,533)	(1,987)	(4,736)	(1,005)	–	(52,261)
Total other income (expenses)	(90,620)	(1,987)	(4,736)	(1,005)	–	(98,348)

NET INCOME (LOSS) FOR THE PERIOD	(2,041,035)	(5,720)	(73,097)	(71,251)	(33,847)	(2,224,950)

INCOME (LOSS) PER COMMON SHARE
- Basic	$(0.15)	**	**	**	$–	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
- Basic						13,600,570

** Less than $.01

3.	PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2017 and 2016 was $736,672 and $736,672, respectively, consisting of the following:

	December 31, 2017	December 31, 2016

Furniture, fixture and equipment	953,404	903,249
Leasehold improvements	290,929	672,159
	1,243,671	1,575,408
Less: accumulated depreciation	(717,260)	(838,736)
Plant and equipment, net	491,473	736,672

During the years ended December 31, 2017 and 2016 depreciation expense was $246,325 and $174,859, respectively.

During the December 31 December 31, 2017, the Company disposed fixed assets for discontinued operations of $101,434, resulting accelerated depreciation expense of $101,434 from disposal of fixed assets.

During the December 31 December 31, 2016, the Company disposed fixed asset for cash payment of $31,637, resulting in loss of $5,151 from disposal of fixed assets. And the Company purchased a vehicle for $3,974 and other fixed assets for $14,691.

4.	LAND

As of December 31, 2017 and 2016, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. Based on the price of $2.50 per share, the acquisition consideration represents a $603,000 valuation. The land is currently vacant and is expected to be developed into residential community. The value of the land is not subject to be depreciated.

5.	ACCRUED EXPENSES

As of December 31, 2017 and 2016, the Company had accrued expenses of $764,576 and $1,717,725, respectively, consisted of the following:

	December 31, 2017	December 31, 2016

Accrued salaries	–	670,381
Accrued salaries – related party	447,500	742,500
Lease payable – related party	25,250	25,250
Accrued expenses - other	291,826	279,594
Total	764,576	1,717,725

6.	RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

Refreshment Concepts, LLC leases its premises from its prior owner under a month-to-month lease at the rate of $1,500 per month. As of December 31, 2017 and December 31, 2016, the Company had lease payable of $25,250 to the related party.

On January 24, 2017, the Company issued 2,010,490 shares of Common Stock to settle $402,098 due to the prior owner of Refreshment Concepts LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $80,420. As of December 31, 2017 and December 31, 2016, in addition to the lease payable of $25,250, the outstanding balance due (included in notes payable to related parties on the financial statements) to the same prior owner was $44,189 and $57,695, respectively.

On January 24, 2017, the Company issued 173,585 shares of Common Stock to settle $34,717 due to the prior owner of Repicci’s Franchise Group LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $6,943. As of December 31, 2017 and December 31, 2017, the outstanding balance due (included in notes payable to related parties on the financial statements) to the same prior owner was $2,074 and $40,550, respectively.

During the second quarter of 2017, the prior owner of Repicci’s Franchise Group LLC submitted a subscription agreement to the Company regarding the purchase of 90,909 shares of the Company’s Series I Preferred Stock by cash payment of $10,000, which was collected during the second quarter of 2017. The transaction was independently negotiated between the Company and the related party. The proceeds from the subscription agreement mitigated the Company’s cash pressure in short term. The 90,909 shares of Series I Preferred Stock were issued as of December 31, 2017.

During the second quarter of 2017, the Company issued 906,907 shares of Common Stock to a related party for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.0799 per share. Accordingly, the Company recognized stock based compensation of $72,462 to the consolidated statements of operations for the December 31 December 31, 2017.

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of December 31, 2017 and December 31, 2016, the Company had $88,953 and $84,540 due (included in notes payable to related parties on the financial statements) to Daniel Thompson, respectively.

In addition, the Board of Directors of the Company approved to increase Daniel Thompson’s compensation to $25,000 per month from $20,000 effective January 1, 2017. Accordingly, a total salary of $300,00 and $180,000 were accrued and reflected as an expense to Daniel Thompson during the year ended December 31, 2017 and 2016, respectively. The Company issued 10,000,000 shares of Common Stock for forgiveness of $800,000 in accrued salaries. The accrued salaries payable to Daniel Thompson was $112,500 and $742,500 as of December 31, 2017 and December 31, 2016, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month in 2015 and $10,000 per month in 2016. Mr. Levy resigned on June 7, 2016. A total salary of $0 and $90,000 were accrued and reflected as an expense during the year ended December 31, 2017 and 2016, respectively. The Company issued 1,000,000 shares of Common Stock for forgiveness of $80,000 in accrued salaries. The total balance due to Mr. Levy for accrued salaries at December 31, 2017 and December 31, 2016 were $160,000 and $240,000, respectively.

The Company had an employment agreement with the Chief Operating Officer, Mr. Roberts, whereby the Company provided for compensation of $10,000 per month effective in June 2016. A total salary of $60,000 and $0 were accrued and reflected as an expense during the year ended December 31, 2017 and 2016, respectively. The total balance due to Mr. Roberts for accrued salaries at December 31, 2017 and December 31, 2016 were $-0- and $60,000, respectively. In addition, the Company agreed to grant Mr. Roberts stock options for a minimum of 300,000 shares of the Company's common stock at an exercise price of 50% of the current last ten (10) day stock average per share, and 600,000 shares of common stock as a key officer employment incentive to be earned and vested on a pro rata basis at 25,000 shares per month for twenty-four (24) months. The fair value of both 300,000 options and 600,000 shares were determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.226 per share. Accordingly, the accrued expense was $135,600 as of December 31, 2017. On August 8, 2017, Mr. Roberts accepted the offer from the Company to issue 1,000,000 common shares to supersede all his options and warrants in the employment agreement. Additionally, the Company issued 1,000,000 shares of Common Stock as a bonus to Mr. Roberts for his past service to the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.07 per share. Accordingly, the Company recognized stock based compensation of $70,000 to the consolidated statements of operations for the year ended December 31, 2017.

The Board of Directors of the Company approved to increase Chief Executive Officer, Mr. Cunningham’s compensation to $25,000 per month from $15,000 effective January 1, 2017. A total salary of $300,000 and $135,000 were accrued and reflected as an expense during the year ended December 31, 2017 and 2016, respectively. The Company issued 5,000,000 shares of Common Stock for forgiveness of $400,000 in accrued salaries. The total balance due to Mr. Cunningham for accrued salaries at December 31, 2017 and December 31, 2016 were $335,000 and $360,000, respectively.

Notes Payable – Related Party

The Company has entered into several unsecured loan agreements with related parties (see below; Footnote 7, Notes Payable – Related Party; and Footnote 7, Convertible Notes Payable – Related Party).

7.	NOTES PAYABLE

Notes payable at December 31, 2017 and December 31, 2016 are summarized as follows:

	December 31, 2017	December 31, 2016

Notes Payable – Unrelated Party	$215,979	$259,320
Notes Payable – Related Party	120,128	166,695
Total	336,107	426,015
Current portion	(336,107)	(426,015)
Long-term portion	$–	$–

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement (Note 5) with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result, of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. No warrants had been exercised before the expiration. As of December 31, 2017, the Company was in default on this debenture. The balance of the note was $10,989 and $10,989 at December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017, the Company had lease payable of $126,381 in connection with 2 capital leases on 2 Mercedes Sprinter Vans for the ice cream section. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time.

The balance of $120,128 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations.

Notes Payable – Related Party

On September 7, 2011, the Company entered into an unsecured Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at December 31, 2017 and December 31, 2016, respectively. Note 1 is currently in default.

On November 17, 2011, the Company entered into an unsecured Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at December 31, 2017 and December 31, 2016, respectively. Note 2 is currently in default.

On August 4, 2015, the Company entered into a an unsecured Promissory Note agreement (“Note 3”) with a related party for $19,500. Note 3 bears interest at 6% per year and matures on December 31, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. The Company repaid $10,500 to the related party in 2016; therefore, the balance of Note 3 was $-0- as of December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017 and December 31, 2016, the Company also had an unsecured note payable of $120,128 and $57,695, respectively, to the prior owner of Repicci’s Group.

The following is a schedule showing the future minimum loan payments in the future 5 years.

Year ending December,
2017	$0
2018	336,107
2019	0
2020	0
2021	0
Total	$336,107

8.	CONVERTIBLE NOTES PAYABLE

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

Convertible notes at December 31, 2017 and December 31, 2016 are summarized as follows:

	December 31, 2017	December 31, 2016

Convertible Notes Payable – Unrelated Party	$861,875	$179,285
Convertible Notes Payable – Related Party	165,000	165,000
Discount on notes	(263,536)	(21,833)
Total - Current	$763,339	$322,452

Convertible Notes Payable – Unrelated Party

On April 17, 2014, the Company entered into an unsecured Convertible Note (“Note 4”) in the amount of $9,000. Note 4 was convertible into Common Shares of the Company at $0.005 per share at the option of the holder. Note 4 bore interest at eight percent per year, matured on June 17, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company is currently in default on Note 4. During the year end December 31, 2016, the note holder converted $3,715 principal and $1,310 accrued interest payable into 1,005,000 shares of common stock at a conversion price of $0.005 per share. And $3,000 of principal is forgiven by the note holder. In addition, the Company agreed to reimburse the holder’s certificate processing cost by adding $1,000 to the principal for each note conversion pursuant to an addendum, dated February 3, 2016. During the first quarter of 2017, the note holder converted $2,785 principal, $1,000 processing cost reimbursement and $102 accrued interest into 777,400 shares of common stock at a conversion price of $0.005 per share. The balance of Note 4 was $2,785 as of December 31, 2016, which was paid in full as of December 31, 2017.

On July 29, 2015, the Company entered into an 8% convertible promissory note (“Note 6”) with an unrelated entity in the amount of $10,000. Note 6 bears interest at eight percent per year, matured on November 26, 2015. The derivative liabilities were reclassified as additional paid in capital due to the conversion price become fixed price as of January 1, 2016.

Note 6 and accrued interest totaled $11,666 was paid in full by cash on May 1, 2017. The principal balance on Note 6 at December 31, 2016 and 2017 was $10,000 and zero, respectively.

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

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2016 and December 31, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2016	$ 74,750	0.11	$0.03	$0.2250	221%	0.0062
12/31/2017	$ 32,467	0.09	$0.03	$0.0595	174%	0.0153

Note 7 is currently in default and principal of $6,000 was converted into 200,000 shares of common stock at the end of 2016. During the year ended December 31, 2017, the Company recorded interest expense, late fee and default interest related to Note 7 in total amount of $9,258 and amortization of debt discounts in amount of $-0-. The balance of Note 7 was $11,500 with unamortized debt discount of $3,500 as of December 31, 2016, and $-0- without unamortized debt discount as of December 31, 2017.

On October 28, 2016, the Company received $25,000 cash pursuant to the terms of Note 7, matures on October 28, 2017 (“Note 7-1”). Note 7-1 was entitled to conversion after April 28, 2017 which met the requirements for liability classification under ASC 815.

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2017	$ 26,614	0.08	$0.03	$0.0594	126%	0.012

During the year ended December 31, 2017, the Company recorded interest expense related to Note 7-1 in amount of $11,454and amortization of debt discount in amount of $0-0. This resulted in an unamortized debt discount of $-0- as of December 31, 2017. The balance of Note 7-1 was $25,000 as of December 31, 2017 and December 31, 2016, respectively.

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

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2016, February 16, 2017, April 13, 2017, May 4, 2017, July 6, 2017 and December 31, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2016	$ 325,001	0.18	$0.03	$0.2250	221%	0.0062
2/16/2017	$ 62,000	0.05	$0.03	$0.3400	173%	0.0051
4/13/2017	$ 53,554	0.10	$0.03	$0.1550	111%	0.0076
5/4/2017	$ 18,000	0.16	$0.03	$0.1200	111%	0.0071
7/6/2017	$ 31,913	0.33	$0.03	$0.0800	126%	0.0114
12/31/2017	$ 28,232	0.09	$0.03	$0.0595	126%	0.0153

Note 8 was in default with principal balance of $12,294 as of December 31, 2017. During the year ended December 31, 2017, the Company recorded late fee and default interest related to Note 8 in total amount of $8,748 and amortization of debt discounts in amount of $0-. The balance of Note 8 was $50,000 with unamortized debt discount of $18,333 as of December 31, 2016, and without unamortized debt discount as of December 31, 2017. The fair value of total $165,467 was credited to additional paid in capital on the conversion dates.

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

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2017	$ 225,855	0.09	$0.03	$0.0595	174%	0.0153

As a result, Note 9 was discounted in the amount of $80,000 and amortized over the remaining life of this Note. As of September 12, 2017, the note was in default. During the year ended December 31, 2017, the Company recorded late fee and default interest related to Note 9 in total amount of $15,655 and amortization of debt discounts in amount of $80,000. The balance of Note 9 was $80,000 without unamortized debt discount as of December 31, 2016, and $80,000 with unamortized debt discount of $0 as of December 31, 2017.

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

On October 25, 2017, a portion of principal of $15,000, plus $1,500 conversion cost reimbursement, were converted into 1,434,782 shares of common stock at a conversion price of $0.0115 per share.

On November 6, 2017, a portion of principal of $10,000, plus $1,500 conversion cost reimbursement, were converted into 1,212,121 shares of common stock at a conversion price of $0.0825 per share.

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2017	$ 155,275	0.07	$0.03	$0.0595	174%	0.0153

As a result, Note 10 was discounted in the amount of $80,000 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $35,555.56. The balance of Note 10 was $80,000 without debt discount as of December 31, 2016. During the year ended December 31, 2017, the Company recorded interest expense related to Note 10 in amount of $5,494. The balance of Note 10 was $55,000 with unamortized debt discount of $20,444 as of December 31, 2017.

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

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2017	$ 141,159	0.07	$0.03	$0.0595	174%	0.0153

As a result, Note 11 was discounted in the amount of $50,000 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $21,806. The balance of Note 11 was $0 without debt discount as of December 31, 2016. During the year ended December 31, 2017, the Company recorded interest expense related to Note 11 in amount of $7,042. The balance of Note 11 was $50,000 with unamortized debt discount of $20,444 as of December 31, 2017.

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

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2017	$ 70,580	0.14	$0.03	$0.0595	174%	0.0153

As a result, Note 11-1 was discounted in the amount of $25,000 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $9,167. The balance of Note 11-1 was $0 without debt discount as of December 31, 2016. During the year ended December 31, 2017, the Company recorded interest expense related to Note 11 in amount of $3,260. The balance of Note 11-1 was $25,000 with unamortized debt discount of $6,389 as of December 31, 2017.

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

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2017	$ 112,929	0.21	$0.03	$0.0595	174%	0.0153

As a result, Note 11-2 was discounted in the amount of $40,000 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $11,778. The balance of Note 11-2 was $0 without debt discount as of December 31, 2016. During the year ended December 31, 2017, the Company recorded interest expense related to Note 11-2 in amount of $3,260. The balance of Note 11-2 was $40,000 with unamortized debt discount of $10,222 as of December 31, 2017.

On April 6, 2017, the Company entered into a 15% convertible promissory note with an unrelated entity in the amount $50,000 (“Note 12”). Note 12 is matured on April 6, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 12 is convertible after 6 months of the effective date of this Note, which is October 6, 2017. The Company determined that the conversion features contained in Note 12 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

On November 8, 2017, a portion of principal of $6,503, plus $1,500 conversion cost reimbursement and $1,036 in interest, were converted into 1,095,636 shares of common stock at a conversion price of $0.0825 per share.

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2017	$ 122,803	0.26	$0.03	$0.0595	174%	0.0153

As a result, Note 12 was discounted in the amount of $50,000 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $11,944. The balance of Note 12 was $0 without debt discount as of December 31, 2016. During the year ended December 31, 2017, the Company recorded interest expense related to Note 12 in amount of $5,043. The balance of Note 12 was $43,478 with unamortized debt discount of $31,553 as of December 31, 2017.

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

On October 23 2017, a portion of principal of $5,000, plus $250 in interest, were converted into 383,772 shares of common stock at a conversion price of $0.013680 per share.

On November 14, 2017, a portion of principal of $7,500, plus $375 in interest, were converted into 795,455 shares of common stock at a conversion price of $0.00990 per share.

On December 7, 2017, a portion of principal of $10,000, plus $500 in interest, were converted into 714,286 shares of common stock at a conversion price of $0.01470 per share.

On December 27, 2017, a portion of principal of $20,000, plus $1,000 in interest, were converted into 1,125,402 shares of common stock at a conversion price of $0.013680 per share.

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2017	$ 628,650	0..30	$0.030	$0.0595	174%	0.0153

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

As a result, Note 13-1 was discounted in the amount of $330,000 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded interest expenses related to Note 13-1 in amount of $10,142 and amortization of debt discounts in amount of $232,833. The balance of Note 13-1 was $287,500 with unamortized debt discount of $54,667 as of December 31, 2017.

On October 6, 2017, the Company entered into a 12% convertible promissory note with an unrelated entity in the amount $82,500, which included an original issue discount of $6,600, for net cash to the company of $75,900 (“Note 14”). Note 14 is matured on July 6, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of 40% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date. Note 12 is convertible after 9 months of the effective date of this Note, which is October 6, 2018. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 14 is entitled for conversion. During the year ended December 31, 2017, the Company recorded interest expense related to Note 14 in amount of $2,365. The balance of Note 14 was $82,500 without unamortized debt discount as of December 31, 2017.

On November 2, 2017, the Company entered into a 8% convertible promissory note with an unrelated entity in the amount $54,600, with original issue discount of $2,100 for net cash to the company of $52,500 (“Note 15”). Note 15 is matured on November 2, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion rate of 60% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. The Company determined that the conversion features contained in Note 15 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2017	$ 119,403	0.95	$0.03	$0.0595	207%	0.0176

As a result, Note 15 was discounted in the amount of $54,600 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $8,948. The balance of Note 15 was $0 without debt discount as of December 31, 2016. During the year ended December 31, 2017, the Company recorded interest expense related to Note 15 in amount of $716. The balance of Note 15 was $45,719 with unamortized debt discount of $31,553 as of December 31, 2017.

On November 27, 2017, the Company entered into a 12% convertible promissory note with an unrelated entity in the amount $53,800 (“Note 16”). Note 16 is matured on November 27, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of 60% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last 20 trading days prior to the conversion date. Note 14 is convertible after 12 months of the effective date of this Note, which is November 27, 2018. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 16 is entitled for conversion. During the year ended December 31, 2017, the Company recorded interest expense related to Note 16 in amount of $610. The balance of Note 16 was $53,800 without unamortized debt discount as of December 31, 2017.

On December 14, 2017, the Company entered into a 8% convertible promissory note with an unrelated entity in the amount $43,478, with original issue discount of $4,378 for net cash to the company of $40,000 (“Note 17”). Note 17 is matured on December 14, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion rate of 60% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. The Company determined that the conversion features contained in Note 17 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2017	$ 95,083	0.95	$0.03	$0.0595	207%	0.0176

As a result, Note 17 was discounted in the amount of $43,478 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $2,053. The balance of Note 17 was $0 without debt discount as of December 31, 2016. During the year ended December 31, 2017, the Company recorded interest expense related to Note 17 in amount of $164. The balance of Note 15 was $43,378 with unamortized debt discount of $41,425 as of December 31, 2017.

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result, of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company was in default on Debenture 1, and no warrants had been exercised before expiration. The balance of Debenture 1 was $150,000 and $150,000 at December 31, 2017 and December 31, 2016, respectively. The Company recorded interest expense related to Debenture 1 in amount of $18,000 and $13,500 during the year ended December 31, 2017 and 2016, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company was in default on Debenture 2. The balance of Debenture 2 was $15,000 and $15,000 at December 31, 2017 and December 31, 2016, respectively. The Company recorded interest expense related to Debenture 2 in amount of $1,800 and $1,350 during the years ended December 31, 2017 and 2016, respectively.

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

The table below sets forth the assumptions for Binomial-Lattice valuation model on December 31, 2017.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
12/31/2017	$ 465,826	0.09	$0.03	$0.0595	174%	0.0153

The following is a schedule showing the future minimum convertible loan payments in the future 5 years.

Year ending December,
2017	$0
2018	1,026,875
2019	0
2020	0
2021	0
Total	$1,026,875

As of December 31, 2017, the Company’s derivative liabilities are embedded derivatives associated with the Company’s convertible notes payable (see Note 8). Due to the Notes’ conversion feature, the actual number of shares of common stock that would be required if a conversion of the note as described in Note 8 was made through the issuance of the Company’s common stock cannot be predicted. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the statement of operations.

The Company used the Binomial-Lattice valuation model to measure the fair value of the derivative liabilities as $2,419,337 on December 31, 2017 and will subsequently remeasure the fair value at the end of each period and record the change of fair value in the consolidated statement of operation during the corresponding period.

10.	FAIR VALUE MEASUREMENT

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•

Level 2 Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

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

As of December 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2017, in the amount of $2,419,337 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2017:

Debt Derivative
Balance, December 31, 2016	$–
Total (gains) losses
Initial fair value of debt derivative at note issuance	2,441,029
Mark-to-market at December 31, 2017:	59,988
Transfers out of Level 3 upon conversion or payoff of notes payable	(81,680)
Balance, December 31, 2017	$2,419,337
Net loss for the year included in earnings relating to the liabilities held during the year ended December 31, 2017	$1,386,055

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the year ended December 31, 2017, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The Company used the Binomial-Lattice valuation model to measure the fair value of the derivative liabilities as $2,419,337 on December 31, 2017, and will subsequently remeasure the fair value at the end of each period, and record the change of fair value in the consolidated statement of operation during the corresponding period. The Company recorded a gain in change of derivative liability of $1,380,476 for the year ended December 31, 2017.

11.	PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for 2017 and 2016. As of December 31, 2017 and December 31, 2016, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $2,047 and $41,783, respectively.

12.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the years. There were no dilutive earnings per share for the year ended December 31, 2017 and 2016 due to net loss during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the year ended
	December 31, 2017	December 31, 2016

Numerator:
Net (loss)	$(5,000,319)	$(2,254,492)

Denominator:
Weighted-average shares outstanding – Basic and diluted	43,405,712	13,600,570

Earnings (loss) per share – Basic and diluted	$(0.12)	$(0.17)

This does not include the potential dilutive effect if all exercisable warrants were exercised or conversions of convertible notes and convertible preferred stock as described below as of December 31, 2017:

Principal conversion	24,8331,819
Interest conversion	16,571,047
Warrants	800,000
Preferred Stock conversion	202,150,993
Total	244,585,312

13.	CAPITAL STOCK

During the first quarter of 2017, the Company filed Amended Articles of Incorporation with the Secretary of State of Florida to amend the rights and privileges for series of Preferred Stock, and to authorize the issuance of Series I, F1, G1, H1, J1 and K1 Preferred Stock, which was effective on April 26, 2017.

Series A Preferred Stock

The Company has designated four shares of preferred stock as Series A Preferred Stock (“Series A”), with a par value of $.0001 per share, of which one share of preferred stock was issued and outstanding as of December 31, 2017. Series A is authorized to have four shares which do not bear dividends and converts to common shares at four times the sum of: all shares of Common Stock issued and outstanding at time of conversion plus all shares of Series B Preferred Stock issued and outstanding at time of conversion divided by the number of issued Class A shares at the time of conversion, and have voting rights four times the sum of: all shares of Common Stock issued and outstanding at time of voting plus all shares of Series B Preferred Stocks issued and outstanding at time of voting divided by the number of Class A shares issued at the time of voting.

Series B Preferred Stock

The Company has designated 10,000,000 shares of preferred stock as Series B Preferred Stock (“Series B”), with a par value $0.001 and $2.50 price per share, of which 2,804,205 shares of Series B preferred stock were issued and outstanding as of December 31, 2017. Shares of Series B are anti-dilutive to reverse splits. The conversion rate of shares of Series B, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Series B is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series B converts to 5 shares of Common Stock. The price of each share of Series B may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares.

During the year ended December 31, 2016, 1,621,732 shares of Series B Preferred Stock were converted into 8,108,660 shares of Common Stock of the Company per the preferred shareholder’s instruction.

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

During the fourth quarter of 2017, 6,000 shares of Series B Preferred Stock were converted into 30,000 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Series C Preferred Stock

The Company has designated 500 shares of preferred stock as Series C Preferred Stock (“Series C”), with a par value of $.001 per share, of which 117 shares were issued and outstanding as of December 31, 2017. Shares of Series C are non-dilutive to reverse splits. The conversion rate of shares of Series C, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Each one share of Series C converts to 100,000 shares of Common Stock. Each share of Series C shall have one vote for any election or other vote placed before the shareholders of the Company. The price of each share of Series C may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares. Shares of Series C may not be converted into shares of Common Stock for a period of: a) six months after purchase, if the Company voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) 12 months if the Company does not file such public reports.

During the first quarter of 2017, 1 share of Series C Preferred Stock were converted into 100,000 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Blank Check Preferred Stock

As of December 31, 2017, the Company has designated 100,000,000 shares of Blank Check Preferred Stock, of which 5,991,507 shares have been issued with Designations, Rights & Privileges. The following Series have been assigned from the inventory of Blank Check Preferred Shares. The amount of Blank Check Preferred Stock is 94,008,493 as of December 31, 2017.

Series D Preferred Stock

The Company has designated 800,000 shares of preferred stock as Series D Preferred Stock (“Series D”), with a par value of $.001 per share, of which 400,000 shares were issued and outstanding as of December 31, 2017. Series D is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series D converts to 5 shares of Common Stock.

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

There was no change in Series D Preferred Stock during the year ended December 31, 2017 and 2016.

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

There was no change in Series E Preferred Stock during the year ended December 31, 2017 and 2016.

Series F Preferred Stock

The Company has designated 800,000 shares of preferred stock as Series F Preferred Stock (“Series F”), with a par value of $.001 per share, of which 280,069 shares were issued and outstanding as of December 31, 2017. Series F is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series F converts to 5 shares of Common Stock.

There was no change in Series F Preferred Stock during the year ended December 31, 2017 and 2016.

The Company has designated 800,000 shares of preferred stock as Series F1 Preferred Stock (“Series F1”), with a par value of $.001 per share, of which 57,194 shares were issued and outstanding as of December 31, 2017. Series F1 is “non-Voting stock”. Each one share of Series F1 converts to 5 shares of Common Stock.

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

During the first quarter of 2017, 31,997 shares of Series F1 Preferred Stock were converted into 159,985 shares of Common Stock of the Company per the preferred shareholder’s instruction.

During the second quarter of 2017, 42,640 shares of Series F1 Preferred Stock were converted into 213,200 shares of Common Stock of the Company per the preferred shareholder’s instruction.

During the third quarter of 2017, 41,318 shares of Series F1 Preferred Stock were converted into 206,600 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Series G Preferred Stock

The Company has designated 20,000,000 shares of preferred stock as Series G Preferred Stock (“Series G”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of December 31, 2017. Series G is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series G converts to 1.25 shares of Common Stock.

The Company has designated 10,000,000 shares of preferred stock as Series G1 Preferred Stock (“Series G1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of December 31, 2017. Series G1 is “non-Voting stock”. Each one share of Series G1 converts to 1.25 shares of Common Stock.

There was no change in Series G and G1 Preferred Stock during the year ended December 31, 2017 and 2016.

Series H Preferred Stock

The Company has designated 4,859,379 shares of preferred stock as Series H Preferred Stock (“Series H”), with a par value of $.001 per share, of which 4,859,379 shares were issued and outstanding as of December 31, 2017. Series H is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series H converts to 1.25 shares of Common Stock.

The Company has designated 3,000,000 shares of preferred stock as Series H1 Preferred Stock (“Series H1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of December 31, 2017. Series H1 is “non-Voting stock”. Each one share of Series H1 converts to 1.25 shares of Common Stock.

On August 10, 2016, the Company completed the acquisitions of FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. (collectively referred to as “Repicci’s Group”). Pursuant to the acquisition agreement, the Company agreed to issue 4,859,379 shares of Series H Preferred Stock as consideration for the acquisition of Repicci’s Group. The combined book value of Repicci’s Group was $(203,622). Based on the price of $.15 per share for the Series H Preferred Stock, which was determined by the market price of common stock at $.12 per share on the acquisition date multiplied by the conversion ratio of 1:1.25, the fair value of the stock issuance of Series H Preferred Stock was $728,907, resulting in the goodwill of $932,529 which was offset with loss on goodwill impairment during the quarter ended December 31, 2017. The 4,859,379 shares of Series H Preferred Stock were issued during the first quarter of 2017.

There was no change in Series H and H1 Preferred Stock during the year ended December 31, 2016.

Series I Preferred Stock

The Company has designated 20,000,000 shares of preferred stock as Series I Preferred Stock (“Series I”), with a par value of $.001 per share, of which 112,746 shares was issued and outstanding as of December 31, 2017. Series I is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series I converts to 1.50 shares of Common Stock.

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

The 90,909 shares of Series I Preferred Stock was issued as of December 31, 2017. During the third quarter of 2017, 90,909 shares of Series I Preferred Stock were converted into 352,691 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Series J Preferred Stock

The Company has designated 10,000,000 shares of preferred stock as Series J Preferred Stock (“Series J”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of December 31, 2017. Series J is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series J converts to 1.25 shares of Common Stock.

The Company has designated 7,500,000 shares of preferred stock as Series J1 Preferred Stock (“Series J1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of June 30, 2017. Series J1 is “non-Voting stock”. Each one share of Series J1 converts to 1.25 shares of Common Stock.

There was no change in Series J and J1 Preferred Stock during the year ended December 31, 2017 and 2016.

Series K Preferred Stock

The Company has designated 9,607,840 shares of preferred stock as Series K Preferred Stock (“Series K”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of December 31, 2017. Series K is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series K converts to 1.25 shares of Common Stock.

The Company has designated 35,000,000 shares of preferred stock as Series K1 Preferred Stock (“Series K1”), with a par value of $.001 per share, of which 0 share was issued and outstanding as of December 31, 2017. Series K1 is “non-Voting stock”. Each one share of Series K1 converts to 1.25 shares of Common Stock.

There was no change in Series K and K1 Preferred Stock during the year ended December 31, 2017 and 2016.

Common Stock

2017

On February 10, 2017, the Company entered into a consulting agreement with an unrelated party, pursuant to which the Company agreed to issue total 800,000 shares to the consultant in four allotments, or 200,000 shares each, for consulting services related to marketing and business development. During the first quarter of 2017, 250,000 shares were issued. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.235 per share. During the second quarter of 2017, the difference of 150,000 shares were not issued as of the date of the Report. The fair value of the 150,000 shares was $15,600, or approximately $.104 per share. During the third quarter of 2017, the third installment of 200,000 shares were not issued as of the date of the Report. The fair value of the 200,000 shares was $27,475, or approximately $.1099 per share. Accordingly, the Company recognized stock based compensation of $101,825 to the consolidated statements of operations for the year ended December 31, 2017 and recorded $43,075 as accrued expenses in the consolidated balance sheet as of December 31, 2017.

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

On July 11, 2017 the Company’s Board of Directors approved a resolution to increase the authorized common share. During the first quarter of 2017, one investor submitted a subscription agreement to the Company regarding the purchase of 100,000 shares of Common Stock by cash payment of $10,000. The transaction was independently negotiated between the Company and the investor. The proceeds from the subscription agreement mitigated the Company’s cash pressure in short term.

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

During the quarter ended December 31, 2017, the Company issued 6,761,454 shares of common stock for the conversion of unpaid convertible notes principal and processing cost reimbursement and interest in the amount of $81,664 at a prices ranging from $0.00825 to $0.01470 per share.

During the fourth quarter of 2017, 6,000 shares of Series B Preferred Stock were converted into 30,000 shares of Common Stock of the Company per the preferred shareholder’s instruction.

During the fourth quarter of 2017, the company issued 1,508 shares of Common Stock for a correction of a prior period conversion of Series B Preferred Stock.

During the quarter ended December 31, 2017, the Company negotiated an agreement to cancel 500,000 shares previously issued to a third party consultant for services and to issue 25,000 shares of common stock for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.0699 per share. Accordingly, the Company calculated the stock based compensation of $1,748 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2017.

14.	WARRANTS

Pursuant to the same consulting agreement, dated February 10, 2017, in addition to the 800,000 shares of common stock, the Company agreed to grant total 800,000 warrants to the consultant for consulting services related to marketing and business development. The initial allotment of 200,000 warrants were granted during the first quarter of 2017. The second allotment of 200,000 warrants were granted during the second quarter of 2017. The third allotment of 200,000 warrants were granted during the third quarter of 2017. The fourth allotment of 200,000 warrants were granted during the fourth quarter of 2017. The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on February 10, 2017, May 10, 2017, August 10, 2017 and December 10, 2017, respectively.

Reporting Date	Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
2/10/2017	$47,000	3	$0.50	$0.235	535%	0.0147
5/10/2017	20,799	3	$0.50	$0.104	506%	0.0156
8/10/2017	21,980	3	$0.50	$0.1099	1124%	0.0149
11/10/2017	8,794	2.5	$0.50	$0..0440	467%	0.0179

Accordingly, the Company recorded warrant expenses of $98,573 during the year ended December 31, 2017.

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

Reporting Date	Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
4/21/2017	$814,000	3	$0.14 - $0.21	$0.14	676%	0.0177

Accordingly, the Company recorded warrant expenses of $814,000 during the year ended December 31, 2017.

The following tables summarize all warrant outstanding as of December 31, 2017, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2017	–	$–
Granted	6,414,287	0.201
Exercised	–	–
Expired	–	–
Balance at December 31, 2017	6,414,287	0.21
Warrants Exercisable at December 31, 2017	6,414,287	$0.21

15.	STOCK OPTIONS

The Company agreed to grant Mr. Roberts stock options for a minimum of 300,000 shares of the Company's common stock at an exercise price of 50% of the current last ten (10) day stock average per share, and 600,000 shares of common stock as a key officer employment incentive to be earned and vested on a pro rata basis at 25,000 shares per month for twenty-four (24) months. The fair value of both 300,000 options and 600,000 shares were determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.226 per share. Accordingly, the accrued expense was $135,600 as of December 31, 2017. On August 8, 2017, Mr. Roberts accepted the offer from the Company to issue 1,000,000 common shares to supersede all his options and warrants in the employment agreement. Additionally, the Company issued 1,000,000 shares of Common Stock as a bonus to Mr. Roberts for his past service to the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.07 per share. Accordingly, the Company recognized stock based compensation of $70,000 to the consolidated statements of operations for the year ended December 31, 2017.

After the cancellation of the above transaction, there were no stock options issued as of December 31, 2017.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating leases of $115,862 and $160,840 for the year ended December 31, 2017 and 2016, respectively, consisting of the followings.

	For the year ended
	December 31, 2017	December 31, 2016

Restaurants	$60,564	$83,309
Lot	48,049	62,364
Office	6,917	14,835
Equipment Rentals	332	332
Total	$115,862	$160,840

The Company has property leases that are renewable on an annual basis, with no long term property leases.

We have an employment agreement, renewed May 15, 2014, with the Chairman, Mr. Thompson amended on January 1, 2017, whereby we provide for compensation of $25,000 per month.

We have an employment agreement with the Chief Executive Officer, Mr. Cunningham, amended on January 1, 2017, whereby we provide for compensation of $25,000 per month.

We have an employment agreement with the Chief Operating Officer, Mr. Roberts, effective June 2016, whereby we provide for compensation of $10,000 per month.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

17.	INCOME TAXES

At December 31, 2017, the Company had federal and state net operating loss carry forwards of approximately $50,300,000 that expire in various years through the year 2037.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2017 and 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2017 and 2016 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $19,680,050 and $17,745,000, respectively, less a valuation allowance in the amount of approximately $19,680,050 and $17,745,000, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in both 2017 and 2016. The valuation allowance increased by approximately $1,935,050 for the year ended December 31, 2017.

The Company’s total deferred tax asset as of December 31, 2017 and 2016 is as follows:

	2017	2016
Deferred tax assets	$19,680,050	$17,745,000
Valuation allowance	(19,680,050)	(17,745,000)

Net deferred tax asset	$–	$–

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2017 and 2016 is as follows:

	2017		2016
Income tax computed at the federal statutory rate	34%		34%
Income tax computed at the state statutory rate	5%		5%
Valuation allowance	(39%	)	(39%	)
Total deferred tax asset	0%		0%

18.	SEGMENT REPORTING

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

The number of franchise agreements in force as of December 31, 2017 was 48, five of which are “mobile” units.

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

	For the Years Ended December 31,
	2017	2016
Revenues:
We Three	$193,601	$152,120
Romeo’s NY Pizza	592,445	603,787
Repicci’s Group	954,854	369,416
Others	3,754	24,928
Consolidated revenues	$1,744,654	$1,150,251

Cost of Sales:
We Three	$155,416	$145,795,
Romeo’s NY Pizza	429,778	404,181
Repicci’s Group	771,213	246,797
Others	–	–
Consolidated cost of sales	$1,356,407	$797,073

Income (Loss) before taxes
We Three	$(4,494)	$(16,201)
Romeo’s NY Pizza	(141,128)	(32,594)
Repicci’s Group	(41,652)	(229,985)
Others	(4,509,422)	(1,975,712)
Consolidated loss before taxes	$(5,000,319)	$(2,254,492)

	As of December 31, 2017	As of December 31, 2016
Assets:
We Three	$235,532	$216,433
Romeo’s NY Pizza	58,438	19,241
Repicci’s Group	293,216	411,606
Others	721,875	1,824,729
Combined assets	$1,309,061	$2,472,009

19.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

On April 3, 2018, the Board of Directors of Cardiff International, Inc., increased the authorized to One Billion (1,000,000,000) shares of Common Stock, par value of $0.001.

Stock issuance:

Subsequent to December 31, 2017, 7,945,437 shares were issued for debt conversion.

Subsequent to December 31, 2017, 50,000 shares were issued for Series B Preferred Stock conversion.

Subsequent to December 31, 2017, 6,074,224 shares were issued for Series H Preferred Stock conversion.

Subsequent to December 31, 2017, 136,364 shares were issued for Series I Preferred Stock conversion.

Subsequent to December 31, 2016, 1,195,411 shares were issued for services rendered.

Notes payable:

On January 19, 2018 the Company entered into a 12% convertible line of credit with an unrelated entity in the amount of $83,500. The Company received $83,500 cash pursuant to the terms of this Note as of the date of this Report.

On February 20, 2018 the Company entered into a 8% convertible line of credit with an unrelated entity in the amount of $78,500. The Company received $78,500 cash pursuant to the terms of this Note as of the date of this Report.

On March 28, 2018 the Company entered into a 8% convertible line of credit with an unrelated entity in the amount of $100,000. The Company received $100,000 cash pursuant to the terms of this Note as of the date of this Report.

On April 9, 2018 the Company entered into a 10% convertible line of credit with an unrelated entity in the amount of $145,000. The Company received $145,000 cash pursuant to the terms of this Note as of the date of this Report.

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

As of December 31, 2017, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.                 As of December 31, 2017, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.              As of December 31, 2017, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2017 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Background of our officers and directors

Daniel Thompson, 67, Chairman of the Board of Directors. In June of 2010 Thompson was previously appointed Chairman and CEO of Cardiff International, Inc. Formerly a television and entertainment industry professional with a 30-year career that embraces network and cable advertising sales programming production and product placement, Mr. Thompson was president of Creative Entertainment Services, which he founded and successfully sold in a transaction. Mr. Thompson also co-founded and successfully sold an industry service company – Creative Television Marketing, a producer of short-form advertising concepts: Closed- Captioning Sponsorships, 10-Second Promotional Advertising vehicles, and network Game Show Merchandising. He also oversaw new business for A Creative Group, a full service entertainment marketing company. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
Names					Under	Restricted
Executive				Other	Options/	Shares or		Other
Officer and				Annual	SARs	Restricted	LTIP	Annual
Principal		Salary	Bonus	Compensation	Granted	Share/Units	Payouts	Compensation
Position	Year	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Daniel Thompson	2014	300,000	0	0	0	2,257,018	0	0
Chairman of the Board of Directors	2015	240,000	0	0	0	0	0	0
	2016	240,000	0	0	0	360,000	0	0
	2017	300,000	0	0	0	0	0	0

Alex Cunningham	2014	0	0	0	0	0	0	0
President and Chief Executive Officer	2015	180,000	0	0	0	0	0	0
	2016	180,000	0	0	0	580,000	0	0
	2017	300,000	0	0	0	0	0	0

Dr. Rolan Roberts II	2014	0	0	0	0	0	0	0
Chief Operating Officer	2015	0	0	0	0	0	0	0
	2016	60,000	0	0	0	0	0	0
	2017	100,000	0	0	0	205,600	0	0

Employment Agreements

We have an employment agreement, renewed May 15, 2014, with the Chairman, Mr. Thompson amended on January 1, 2017, whereby we provide for compensation of $25,000 per month.

We have an employment agreement with the Chief Executive Officer, Mr. Cunningham, amended on January 1, 2017, whereby we provide for compensation of $25,000 per month.

We have an employment agreement with the Chief Operating Officer, Mr. Roberts, effective June 2016, whereby we provide for compensation of $10,000 per month.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2017, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Daniel Thompson 401 East Las Olas Blvd. Unit 1400 Ft. Lauderdale, Florida	16,003,562	24.84%

Alex Cunningham
401 East Las Olas Blvd. Unit 1400
Ft. Lauderdale, Florida	9,000,000	13.97%
All directors and officers and 5% stockholders as a group	25,003,562	38.81%

(1) Based on 25,223,578 shares of common stock issued and outstanding as of December 31, 2017.

Note: Daniel Thompson also owns 1 share of Preferred “A”, 720,000 shares of Preferred “B” and 1 share of Preferred “C”; and Alex Cunningham also owns 9,999 shares of Preferred “B” and 1 share of Preferred “C”, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of December 31, 2017 and 2016, the Company had $88,953 and $84,540 due to Daniel Thompson.

Refreshment Concepts, LLC leases its premises from its prior owner under a month-to-month lease at the rate of $1,500 per month. As of December 31, 2017, the Company had lease payable of $25,250 to the related party.

On January 24, 2017, the Company issued 2,010,490 shares of Common Stock to settle $402,098 due to the prior owner of Refreshment Concepts LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $80,420. As of December 31, 2017 and December 31, 2016, in addition to the lease payable of $25,250, the outstanding balance due (included in notes payable to related parties on the financial statements) to the same prior owner was $44,189 and $57,695, respectively.

On January 24, 2017, the Company issued 173,585 shares of Common Stock to settle $34,717 due to the prior owner of Repicci’s Franchise Group LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $6,943. As of December 31, 2017 and December 31, 2017, the outstanding balance due (included in notes payable to related parties on the financial statements) to the same prior owner was $2,074 and $40,550, respectively.

During the second quarter of 2017, the prior owner of Repicci’s Franchise Group LLC submitted a subscription agreement to the Company regarding the purchase of 90,909 shares of the Company’s Series I Preferred Stock by cash payment of $10,000, which was collected during the second quarter of 2017. The transaction was independently negotiated between the Company and the related party. The proceeds from the subscription agreement mitigated the Company’s cash pressure in short term. The 90,909 shares of Series I Preferred Stock were issued as of December 31, 2017.

During the second quarter of 2017, the Company issued 906,907 shares of Common Stock to a related party for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.0799 per share. Accordingly, the Company recognized stock based compensation of $72,462 to the consolidated statements of operations for the December 31 December 31, 2017.

In addition, the Board of Directors of the Company approved to increase Daniel Thompson’s compensation to $25,000 per month from $20,000 effective January 1, 2017. Accordingly, a total salary of $300,00 and $180,000 were accrued and reflected as an expense to Daniel Thompson during the year ended December 31, 2017 and 2016, respectively. The Company issued 10,000,000 shares of Common Stock for forgiveness of $800,000 in accrued salaries. The accrued salaries payable to Daniel Thompson was $112,500 and $742,500 as of December 31, 2017 and December 31, 2016, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month in 2015 and $10,000 per month in 2016. Mr. Levy resigned on June 7, 2016. A total salary of $0 and $90,000 were accrued and reflected as an expense during the year ended December 31, 2017 and 2016, respectively. The Company issued 1,000,000 shares of Common Stock for forgiveness of $80,000 in accrued salaries. The total balance due to Mr. Levy for accrued salaries at December 31, 2017 and December 31, 2016 were $160,000 and $240,000, respectively.

The Company had an employment agreement with the Chief Operating Officer, Mr. Roberts, whereby the Company provided for compensation of $10,000 per month effective in June 2016. A total salary of $60,000 and $0 were accrued and reflected as an expense during the year ended December 31, 2017 and 2016, respectively. The total balance due to Mr. Roberts for accrued salaries at December 31, 2017 and December 31, 2016 were $-0- and $60,000, respectively. In addition, the Company agreed to grant Mr. Roberts stock options for a minimum of 300,000 shares of the Company's common stock at an exercise price of 50% of the current last ten (10) day stock average per share, and 600,000 shares of common stock as a key officer employment incentive to be earned and vested on a pro rata basis at 25,000 shares per month for twenty-four (24) months. The fair value of both 300,000 options and 600,000 shares were determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.226 per share. Accordingly, the accrued expense was $135,600 as of December 31, 2017. On August 8, 2017, Mr. Roberts accepted the offer from the Company to issue 1,000,000 common shares to supersede all his options and warrants in the employment agreement. Additionally, the Company issued 1,000,000 shares of Common Stock as a bonus to Mr. Roberts for his past service to the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.07 per share. Accordingly, the Company recognized stock based compensation of $70,000 to the consolidated statements of operations for the year ended December 31, 2017.

The Board of Directors of the Company approved to increase Chief Executive Officer, Mr. Cunningham’s compensation to $25,000 per month from $15,000 effective January 1, 2017. A total salary of $300,000 and $135,000 were accrued and reflected as an expense during the year ended December 31, 2017 and 2016, respectively. The Company issued 5,000,000 shares of Common Stock for forgiveness of $400,000 in accrued salaries. The total balance due to Mr. Cunningham for accrued salaries at December 31, 2017 and December 31, 2016 were $335,000 and $360,000, respectively.

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

Conversion of equity

During the fourth quarter of 2017, 6,000 shares of Series B Preferred Stock were converted into 30,000 shares of Common Stock of the Company per the preferred shareholder’s instruction.

During the fourth quarter of 2017, the company issued 1,508 shares of Common Stock for a correction of a prior period conversion of Series B Preferred Stock.

During the year ended December 31, 2016, 591,997 shares of Series “B” Preferred Stock were converted into 2,959,985 shares of Common Stock of the Company per the preferred shareholder’s instruction.

ITEM 14. PRINCIPAL LEGAL AND ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended December 31,	Year Ended December 31
	2017	2016
Legal and Accounting Fees	$20,000	$20,000
Tax Fees	0	0
All Other Fees	10,500	10,500
Total	$30,500	$30,500

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.2	Articles of Amendment, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.3	Articles of Amendment, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.4	Articles of Amendment adopted July 18, 2012, (incorporated by reference to the Company’s Form 8-K/A filed with the SEC on August 9, 2012
3.5	Articles of Incorporation dated August 22, 2014, (incorporated by reference to the Company’s Form 8-K filed with the SEC on September 15, 2014
3.6	Bylaws, filed with the Company’s Form 8-K on September 15, 2014
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of April 2018.

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

Signature	Title	Date

/s/ Daniel Thompson	Chairman of the Board of Directors	April 17, 2018
Daniel Thompson

