Form 10-K/A
period 2017-12-31
Cardiff Lexington Corp
filed 2018-06-29
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) 4 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number 000-49709

CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC.)

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

Common shares outstanding at June 27, 2018 is 87,138,713 with a par value of $0.001.

FORM 10-K

CARDIFF INTERNATIONAL, INC.

i

EXPLANATORY NOTE

On April 17, 2018, CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC.), a Florida corporation (the "Corporation"), filed an Annual Report on Form 10-K for the year ended December 31, 2017 without an audit report from its registered independent public accounting firm. The entire filing was mistakenly and erroneously filed by our EDGAR filing agent and therefore did not include the audit report. This amended Form 10-K has been updated to include the audited financial statements and the audit report from our independent public accounting firm. For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Cardiff International,” “the Company”, “we,” “us,” and “our,” refer to Cardiff Lexington Corp (Formerly Cardiff International, Inc.), a Florida corporation, and its subsidiaries.

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

ii

PART I

Item 1. DESCRIPTION OF BUSINESS.

History of the Business

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff Lexington Corp (formerly Cardiff International, Inc.) (“Cardiff”, the “Company”), a publicly held corporation in Colorado. On August 27, 2014 Cardiff redomiciled to Florida.

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

Research and Development

We have spent funds on research and development finding an appropriate social media agency that could develop and execute a social media campaign, as well as building a new website representing the Company’s new direction, keeping investors more informed, etc. We plan to spend further funds on research and development activities in the future as our social media awareness increases.

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

As of this filing, though still not profitable, Cardiff is generating revenue which helps mitigate the risk. As a result, though pleased with our acquisitions , we may never become profitable, and could go out of business.

Since 2014, we have restructured ourselves into a holding company and have acquired six  additional businesses; We Three, Inc. d/b/a Affordable Housing Initiative, Romeo’s NY Pizza, Edge View Properties, FDR Enterprises, Inc. Repicci’s Franchise Group and Refreshment Concepts.

Because we had incurred operating losses from our inception, we still consider ourselves a going concern.

For the fiscal years ended December 31, 2017 and December 31, 2016 our auditors have expressed concern about our ability to continue as a going concern due to our continued net losses and need for additional capital. However, we believe our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company had operating lease expense  of $176,062 and $160,840 for the year ended December 31, 2017 and 2016, respectively, consisting of the followings.

	For the year ended
	December 31, 2017	December 31, 2016

Restaurants	$71,750	$83,309
Lot	35,350	62,364
Office	68,962	14,835
Equipment Rentals	–	332
Total	$176,062	$160,840

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

Balance Sheet Data:

	December 31, 2017	December 31 2016
Cash	$68,986	62,948
Total assets	$1,319,061	2,472,009
Total liabilities	$4,749,382	4,071,306
Shareholders' (deficit)	$(3,430,321)	(1,599,297)

Operating Data:
Revenues	$1,625,768	1,150,251
Operating Expenses	$3,186,399	2,512,794
Net (Loss)	$(3,651,995)	(2,254,492)

Segment reporting for the years ended December 31, 2017 and 2016 were as follows:

	For the years ended
	December 31 ,2017	December 31, 2016
Revenues:
We Three	$193,601	$152,120
Romeo’s NY Pizza	592,445	603,787
Repicci’s Group	835,968	369,416
Others	3,754	24,928
Consolidated revenues	$1,625,768	$1,150,251

Cost of Sales:
We Three	$155,416	$145,795,
Romeo’s NY Pizza	429,779	404,481
Repicci’s Group	846,714	246,797
Others	–	–
Consolidated cost of sales	$1,431,909	$797,073

Income (Loss) before taxes
We Three	$(4,494)	$(16,201)
Romeo’s NY Pizza	(185,299)	(32,594)
Repicci’s Group	(111,302)	(229,985)
Others	(3,350,900)	(1,975,712)
Consolidated loss before taxes	$(3,651,995)	$(2,254,492)

	As of December 31, 2017	As of December 31, 2016
Assets:
We Three	$235,532	$216,433
Romeo’s NY Pizza	158,551	19,241
Repicci’s Group	293,216	411,606
Others	631,762	1,824,729
Combined assets	$1,319,061	$2,472,009

Results of Operations

Revenues. We had revenues in the amount of $1,625,768 and $1,150,251 for the years ended December 31, 2017 and 2016, respectively. The increase in revenue was primarily associated with increases in sales of ice cream. We expect revenue to increase during 2018, as we will realize a full operating cycle for our current operating subsidiaries and planned expansion.

Cost of Goods Sold. We had costs of sales in the amount of $1,431,909 and $797,073 for the years ended December 31, 2017 and 2016, respectively. The increase in cost of sales were also primarily attributable to increase in sales of ice cream locations during the year and reclass of depreciation from operating expenses to cost of goods sold.

Operating Expenses. Operating expenses consisted of depreciation, amortization and general and administrative expenses. We had operating expenses of $3,186,399 and $2,517,945 for the years ended December 31, 2017 and 2016, respectively. The operating expenses in 2016 were primarily attributable to the issuance of 7,728,589 shares of common stock for marketing, management and financial strategies, resulting in non-cash stock based compensation of $1,020,602 during the year ended December 31, 2016. Comparatively, we had non-cash stock based compensation of $285,623 in 2017 due to the issuance of 1,806,907 shares of common stock during the yea rand we had a loss due to impairment of goodwill of $932,529 and loss on disposal of assets of $38,584 from our Romeo’s Pizza stores, Other operating expenses remained relatively fixed for the year. Also, the Company has reclassed depreciation from other expenses in year end December 31, 2016 to operating expense and cost of sales for year end December 31, 2017, resulting in $160,171 in additional operating expense.

Non-employee stock compensation. During the years ended December 31, 2017 and 2016, we issued a total of 1,306,907 and 7,728,589 shares of common stock, respectively, to four different consultants for marketing, management and financial strategies. The fair value of the stock issuance was determined by the fair value of the Company’s common stock on the grant date, at prices ranging from $0.05-$0.24 per share. Accordingly, we recognized stock based compensation of $215,623 and $1,020,602 for the years ended December 31, 2017 and 2016, respectively, in connection with these issuances. These amounts are included in our financial statements.

Change in value of derivative liability. During the years ended December 31, 2017 and 2016 the change in value of derivative liability amounted to $(36,469) and $1,731, respectively. In 2017, we issued 10 convertible promissory notes totaling $729,378, all of which were convertible into shares of the Company’s common stock at discount to the market. As a result, we had change in value of derivative liability amounted to $(36,469). We premeasured the fair value of the converted amount at the conversion date and increased the derivative liabilities to $2,236,656, which was credited to additional paid-in capital at the conversion.

Interest Expense during the years end December 31, 2017 and 2016, interest expense amounted to $111,682 and $48,789, respectively. The increase in interest was a result of new borrowings in 2017.

Net Loss. As a result of the foregoing, we had a net loss of $3,651,995 for the December 31, 2017, which is compared to the net loss for the December 31, 2016 of $2,254,492.

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

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $68,986 and a working capital deficit of $4,558,777. As of December 31, 2016, we had cash and cash equivalents of $62,948 and a working capital deficit of $3,897,131.

Net cash used for operating activities was $(614,904) for the December 31, 2017, which was comparable to the net cash used in operating activities of $(198,135) for the December 31, 2016. The increase in the amount of net cash used in operating activities in 2016 compared to last year was primarily attributable to a greater amount of non-cash items during the 2016 such as common stock issued for services, accrued expenses and loss on impairment of Goodwill.

Net cash used in investing activities was $12,800 for the December 31, 2017 compared with cash provided by investing activities of $12,972 during the December 31, 2016. The cash flows provided by investing activities in 2016 was primarily attributable to the purchase of fixed assets in, offset by the cash from disposal of fixed assets in the discontinued operations.

Cash flows provided by financing activities were $633,742 for the December 31, 2017, which compares to cash flows provided by financing activities of $176,519 for the December 31, 2016. These cash flows were related to sales of stock in the amounts of $40,000 and $136,500 during the years ended December 31, 2017 and 2016, respectively. In addition, during 2017, we had $687,200 in proceeds from notes payable, of which $-0- was with a related party. These amounts were partially offset by repayments of $78,684 to certain notes payable. Comparatively, during 2016, financing activities provided $28,624 in proceeds from notes payable, which included $11,124 from a related party related party, partially offset by note payable repayments of $61,279 during the year.

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

Plan of Operation

At Cardiff, we acquire or merge with middle market companies by providing them the ability to have an infusion of equity into their business or providing them the ability to exit equity out of their company. Our focus is not industry or geographic-specific, but rather proven management, market and margin - we are opportunity oriented.

We target acquisitions of mature, high growth, niche companies. Our target companies' proven management maintains full operational control, meaning our acquisitions become standalone autonomous subsidiaries that gain the advantages of a public company without losing their operational independence. For investors, our goal is to provide a diversified lower risk platform to protect and safely enhance your investment by continually adding assets and holdings. By employing a merge, acquire and hold strategy, we expect to maximize the value and potential of private, often family run, enterprises while providing diversification and risk mitigation for all shareholders. Our portfolio is comprised of mature, high growth and niche companies with great management, in an identifiable market, which they have penetrated through a significant advantage, and have acceptable margins.

Recent Developments

As of this filing, on May 1st, 2018 we acquired, Red Rock Travel Group agency out of Orlando, Florida.

Current Business Operations

Cardiff Lexington Corp (formerly Cardiff International, Inc.), is currently structured as a company with holdings of various companies.

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on sales, costs and needs.

CARDIFF LEXINGTON CORP (FORMERLY CARDIFF INTERNATIONAL, INC.) is a public Holding company utilizing a new form of Collaborative Governance™*. Cardiff targets acquisitions of undervalued, niche companies with high growth potential, income-producing businesses, including commercial real estate properties all of which offer high returns for our investors. Our goal is to provide a form of governance enabling businesses to take advantage of the power of a public company without losing management control. Cardiff provides companies the ability to raise money and investors a low risk environment that protects their investment.

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

We have currently placed Mission Tuition on hold until the Company can hire the appropriate management team.

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

REPICCI’S FRANCHISE GROUP: The Company consolidated Repicci Franchise Group, F.D.R. and Refreshment Concepts into Repicci’s Franchise Group. Repicci’s Franchise Group offers franchisees for the operation of “Repicci’s Italian Ice” franchises. These franchised stores specialize in the distribution of nonfat frozen confections.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Lattice Binomial models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2017 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified as current liabilities as of December 31, 2017 and December 31, 2016.

Share-based compensation expense

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

The fair value of share options and similar instruments is estimated on the date of grant using a lattice-binomial option pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees expected exercise and post vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

15

•

Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f) (2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Stock Based Compensation – Nonemployees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 505-50 of the FASB Accounting Standards Codification (“Subtopic 505-50”).

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f) (2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-257, if fully vested, no forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra equity by the grantor of the equity instruments.

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

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.  However Repicci’s is a seasonal business who has shown growth each year in total revenue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See next page. Remainder of this page intentionally left blank.

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Cardiff Lexington Corp.

(formerly Cardiff International, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cardiff Lexington Corp (formerly Cardiff International, Inc.) and its subsidiaries (collectively, the “Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement

As discussed in Note 18 the financial statements have been restated for changes to previously issued financial statements that were issued erroneously by the Company.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 29, 2018

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cardiff International, Inc.

We have audited the accompanying consolidated balance sheet of Cardiff International, Inc. (the “Company”) as of December 31, 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2016. Cardiff International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff International, Inc. as of December 31, 2016 and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP Edina, MN

April 17, 2017

CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND DECEMBER 31, 2016

	2017	2016
ASSETS	(Restated)

Current assets
Cash	68,986	$62,948
Accounts receivable-net	63,061	32,008
Inventory-net	46,928	42,229
Prepaid and other	11,631	36,990
Total current assets	190,606	174,175
Property and equipment, net of accumulated depreciation of $1,030,231 and $838,736, respectively	491,474	736,672
Land	603,000	603,000
Intangible assets, net	15,561	–
Deposits	16,600	1,528
Due from related party	1,820	–
Investment	–	24,105
Goodwill	–	932,529
Total assets	1,319,061	$2,472,009

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	206,739	$65,901
Accrued expenses	245,446	529,975
Accrued expenses - related parties	495,250	1,187,750
Interest payable	312,192	231,452
Accrued payroll taxes	2,047	41,783
Due to officers and shareholders	77,640	503,127
Line of credit	15,498	10,000
Common stock to be issued	500	500
Series H preferred shares to be issued	–	728,907
Notes payable, unrelated party	215,979	259,320
Notes payable - related party	144,189	166,695
Convertible notes payable, net of debt discounts of $245,494 and $21,833, respectively	616,381	157,452
Convertible notes payable - related party	165,000	165,000
Derivative Liability	2,236,656	–
Income Tax payable	15,865	23,444
Total current liabilities	4,749,382	4,071,306

Total liabilities	4,749,382	4,071,306

Shareholders' (deficit)
Preferred stock
Preferred Stock all classes	8,849	5,480
Preferred Stock Series A - 4 Shares authorized, with par value of $.001, 1 and 1 share issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series B- 3,000,000 shares authorized, with par value of $.001, 2,798,205 and 4,836,031 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series C- 500 shares authorized, with par value of $.0.001, 117 and 118 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series D- 800,000 shares authorized, with par value of $.001, 400,000 and 400,000 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series E- 1,000,000 shares authorized, with par value of $.001, 241,199 and 241,199 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series F- 800,000 shares authorized, with par value of $.001, 280,069 and 280,069 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series F-1- 800,000 shares authorized, with par value of $.001, 57,194 and 172,751 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series G- 20,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series H- 4,859,379 shares authorized, with par value of $.001, 4,859,379 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series H-1- 3,000,000 shares authorized, with par value of $.001,0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series I- 20,000,000 shares authorized, with par value of $.001, 203,655 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016		–
Preferred Stock Series J- 10,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series J1- 7,500,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series K- 9,607,840 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock Series K1-35,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016
Common stock; 1,000,000,000 shares authorized with $0.001 par value; 66,029,791 and 25,223,578 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	66,031	25,224
Additional paid-in capital	45,608,151	43,831,356
Accumulated deficit	(49,113,352)	(45,461,357)
Total shareholders' (deficit)	(3,430,321)	(1,599,297)

Total liabilities and shareholders' (deficit)	1,319,061	$2,472,009

The accompanying notes are an integral part of these financial statements

CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016
	(Restated)
REVENUE
Rental income	$193,601	$152,120
Sales of pizza	592,445	603,787
Sales of ice cream	474,546	142,807
Sales to franchisees
Ice cream	131,487	152,842
Franchise fees	81,435	55,017
Royalty fees	19,500	18,750
Truck sales and build out	129,000	–
Other	3,754	24,928
Total revenue	1,625,768	1,150,251

COST OF SALES
Rental business	155,416	145,795
Pizza restaurants	429,779	404,481
Ice cream stores	846,714	246,797
Other	–	–
Total cost of sales	1,431,909	797,073

GROSS MARGIN	193,859	353,178

OPERATING EXPENSES
Depreciation and amortization expense	160,171	–
Goodwill Impairment	932,529	–
Loss on disposal of assets	38,584	5,151
Selling, general and administrative	2,055,115	2,512,794
Total operating cost	3,186,399	2,517,945

(LOSS) FROM OPERATIONS	(2,992,540)	(2,164,767)

OTHER INCOME (EXPENSE)
Other Income	108,234	–
(Loss) Gain from extinguishment of debt	(45,933)	3,000
Change in value of derivative liability	(36,469)	1,731
Interest expense	(111,682)	(48,789)
Amortization of debt discounts	(573,605)	(45,667)
Total other income (expenses)	(659,455)	(89,725)

NET INCOME (LOSS) FOR THE PERIOD	$(3,651,995)	$(2,254,492)

INCOME (LOSS) PER COMMON SHARE
-BASIC AND DILUTED	$(0.08)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC AND DILUTED	43,405,712	13,600,570

The accompanying notes are an integral part of these financial statements

CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC.)

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

CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC.)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2016 and 2017

(continued)

Common stock issued for payment of accrued expenses	–	–	–	–	–	–	19,000,000	19,000	1,396,600	–	1,415,600

Cancellation of Common Stock - accrued liabilities	–	–	–	–	–	–	(500,000)	(500)	(2,000)	–	(2,500)

Conversion of convertible notes payable	–	–	–	–	–	–	9,482,587	9,483	134,380	–	143,863

Common stock issued for debt settlement - related party	–	–	–	–	–	–	2,244,075	2,244	533,724	–	535,968

Shares issuance for prior conversion error	–	–	–	–	–	–	1,508	1	75	–	76

Series B Preferred Stock issued for debt settlement	–	–	24,000	$24	–	–	–	–	21,756	–	21,780

Common stock issued for services	–	–	–	–	–	–	2,256,907	2,257	275,014	–	277,271

Cancellation of Common Stock	–	–	–	–	–	–	(1,000,000)	(1,000)	–	–	(1,000)

Common stock compensation for shares cancellation	–	–	–	–	–	–	50,000	50	2,948	–	2,998

Preferred B issued for service	–	–	15,906	$16	–	–	–	–	6,338	–	6,354

Common stock issued for cash	–	–	–	–	–	–	100,000	100	9,900	–	10,000

Issuance of Series I Preferred Stock for cash	–	–	112,746	$113	–	–	–	–	19,887	–	20,000

Preferred I issued for cash - related party	–	–	90,909	$101	–	–	–	–	9,899	–	10,000

Conversion of Series B Preferred Stock	–	–	(1,627,732)	$(1,628)	–	–	8,138,660	8,139	(6,511)	–	–

Conversion of Series F1 Preferred Stock	–	–	(115,955)	$(116)	–	–	579,785	580	(464)	–	–

Conversion of Series C Preferred Stock	–	–	–	–	(1)	–	100,000	100	(100)	–	–

Conversion of Series I Preferred Stock	–	–	–	$–	–	–	352,691	353	(353)	–	–

Series H Preferred Stock issued for prior year acquisition	–	–	4,859,379	$4,859	–	–	–	–	724,048	–	728,907

Warrants granted	–	–	–	–	–	–	–	–	219,210	–	219,210

Derivative resolution upon conversion	–	–	–	–	–	–	–	–	405,443	–	405,443

Reclassified to Derivative liabilities from Additional Paid in Capital	–	–	–	–	–	–	–	–	(1,972,999)	–	(1,972,999)
											–
Net loss	–	–	–	–	–	–	–	–	–	(3,651,995)	(3,651,995)

Balance December 31, 2017 (Restated)	1	$–	8,839,303	$8,849	117	$–	66,029,791	$66,031	$45,608,151	$(49,113,352)	$(3,430,321)

The accompanying notes are an integral part of these financial statements

CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,651,995)	$(2,254,492)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	227,959	174,859
Loss from disposal of fixed assets	38,584	5,151
(Gain) from debt forgiveness	–	(3,000)
Loss from impairment of goodwill	932,529	–
(Gain) on settlement of liabilities	(38,220)	–
Loss on settlement of note payable - related party	84,153	–
Amortization of loan discount	573,605	45,667
Change in value of derivative liability	36,469	(1,731)
Stock based compensation	285,623	1,020,602
Warrants expense	96,753	–
Convertible note issued for services rendered	80,000	157,000
(Increase) decrease in:
Accounts receivable	(31,053)	56,028
Inventory	(4,699)	(8,205)
Other assets	(15,072)	–
Deposits	–	5,422
Prepaids and other current assets	25,359	(12,384)
Accounts payable	140,837	(23,780)
Accrued expenses	(152,261)	337,430
Interest payable	80,740	42,084
Taxes payable	(7,579)	23,444
Accrued payroll taxes	(39,736)	(2,230)
Accrued officers' salaries	723,100	240,000

Net cash used in operating activities	(614,904)	(198,135)

INVESTING ACTIVITIES
Purchase of intangible assets	(5,000)	–
Disposal of fixed assets	–	31,637
Purchase of fixed assets	(7,800)	(18,665)

Net cash provided by (used in) investing activities	(12,800)	12,972

FINANCING ACTIVITIES
Due to related party	(91,791)	62,674
Proceeds from sales of stock	40,000	136,500
Proceeds from convertible notes payable	687,200	17,500
Proceeds from notes payable - related party	46,176	11,124
Proceeds from notes payable -3rd party	25,343
Proceeds from line of credit	16,841	10,000
Repayments to line of credit	(11,343)	–
(Repayments to) convertible notes payable	(10,000)
(Repayments to) notes payable	(68,684)	(61,279)

Net cash provided by financing activities	633,742	176,519

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,038	(8,644)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,948	71,592

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,986	$62,948

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income tax	–	–
Interest	$30,866	$9,155

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of accrued expense	$1,415,600	$–
Common stock issued upon conversion of notes payable	$143,863	$24,365
Common stock issued for settlement of note payable - related party	$451,891	$–
Conversion of preferred stock into common stock	$1,744	$–
Common stock cancellation related to accrued liability	$2,500	$–
Series H Preferred Stock issued for prior year acquisition	$728,907	$–
Series B preferred shares issued for debt settlement	$60,000	$–
Debt discount from issuance of warrant	$219,210	$–
Derivative Resolution upon conversion	$405,443	$–
Reclassification to derivative liabilities from additional paid in capital	$1,972,999	$–
Debt discount from derivative liabilities	$535,878	$–
Cash carried over from acquisition	$–	$40,033

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff Lexington Corp (formerly Cardiff International, Inc.) (“Cardiff”, the “Company”), a publicly held corporation. By December 31, 2016, the Company had completed the acquisition of six businesses: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC.

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

Edge View Properties, Inc. acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff, and its wholly-owned subsidiaries: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; FDR Enterprises, Inc.; Refreshment Concepts, LLC and Repicci’s Franchise Group, LLC. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported financial results.

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

Accounts Receivable

Accounts receivable is reported on the balance sheet at gross amounts due to the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible. As of December 31, 2017 and 2016, the Company had accounts receivable of $63,061 and $32,008, respectively. Accounts receivables are primarily generated from our subsidiaries We Three and Repicci’s in their normal course of business.

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

During the years ended December 31, 2017 and 2016, depreciation and amortization expense was $227,959 ($108,039 is included in Cost of Goods Sold) and $174,859, respectively.

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

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2017	$–	$–	$2,236,656	$2,236,656

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2016	$–	$–	$–	$–

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

	For the years ended
	December 31, 2017	December 31, 2016

Numerator:
Net (loss)	$(3,651,995)	$(2,254,492)

Denominator:
Weighted-average shares outstanding	43,405,712	13,600,570

Basic (loss) per share	$(0.08)	$(0.17)

This does not include the potential dilutive effect if all exercisable warrants were exercised or conversions of convertible notes and convertible preferred stock as described below as of December 31, 2017:

Principal conversion	46,880,298
Interest conversion	15,609,600
Warrants	–
Preferred Stock conversion	314,475,025
Total	376,964,923

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of December 31, 2017, the Company had shareholders’ deficit of $3,430,321. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we have adopted the modified retrospective guidance on January 1, 2018.

We expect the adoption will have an immaterial impact to our comparative net income or loss and as such comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We also expect the impact of the adoption of the new standard to be immaterial to our net income or loss on an ongoing basis, due to the nature of our revenues.

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

CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC. )

Pro Forma Combined Statement of Operations

For the year ended December 31, 2016

(Unaudited)

	CDIF and subsidiaries	F.D.R Enterprises	Refreshment Concept LLC	Repicci’s Franchise Group	Pro forma adjustment	Pro forma combined total
REVENUE
Rental income	$152,120	$–	$–	$–	$–	$152,120
Sales of pizza	603,787	–	–	–	–	603,787
Sales of ice cream	–	342,123	489,022	278,098	(95,974)	1,013,269
Other	24,928	–	–	–	–	24,928
Total revenue	780,835	342,123	489,022	278,098	–	1,794,104

COST OF SALES
Rental business	145,795	–	–	–	–	145,795
Pizza restaurants	404,481	–	–	–	–	404,481
Ice cream stores	–	225,514	419,550	172,681	(62,127)	755,618
Other	–	–	–	–	–	–
Total cost of sales	550,276	225,514	419,550	172,681	–	1,305,894

GROSS MARGIN	230,559	116,609	69,472	105,417	–	488,210

OPERATING EXPENSES	2,180,974	120,342	137,833	175,663	–	2,614,812

GAIN (LOSS) FROM OPERATIONS	(1,950,415)	(3,733)	(68,361)	(70,246)	–	(2,126,602)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	3,000	–	–	–	–	3,000
(Loss) gain on disposal of fixed asset	(5,151)	–	–	–	–	(5,151)
Amortization of debt discounts	(45,667)	–	–	–	–	(45,667)
Change in value of derivative liability	1,731	–	–	–	–	1,731
Interest expense	(44,533)	(1,987)	(4,736)	(1,005)	–	(52,261)
Total other expenses	(90,620)	(1,987)	(4,736)	(1,005)	–	(98,348)

NET (LOSS) FOR THE PERIOD	(2,041,035)	(5,720)	(73,097)	(71,251)	(33,847)	(2,224,950)

(LOSS) PER COMMON SHARE
- Basic	$(0.15)	**	**	**	$–	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
- Basic						13,600,570

** Less than $.01

3.	PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2017 and 2016 was $491,474 and $736,672, respectively, consisting of the following:

	December 31, 2017	December 31, 2016

Furniture, fixture and equipment	904,375	903,249
Leasehold improvements	672,159	672,159
	1,576,534	1,575,408
Less: accumulated depreciation	(1,085,060)	(838,736)
Plant and equipment, net	491,474	736,672

During the years ended December 31, 2017 and 2016 depreciation expense was $227,959 and $174,859, respectively. The year end December 31, 2016 depreciation expense is included in selling, general and administrative expenses. During the year end December 31, 2017. The Company reclassed depreciation as a separate item in the operational expense of $160,171 and included $108,039 in depreciation in cost of goods sold. The prior year has not been reclassified.

During the December 31, 2017, the Company disposed fixed assets of $101,434, resulting in accelerated depreciation expense of $101,434 from disposal of fixed assets.

During the December 31, 2016, the Company disposed fixed asset for cash payment of $31,637, resulting in loss of $5,151 from disposal of fixed assets. And the Company purchased a vehicle for $3,974 and other fixed assets for $14,691.

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

5.	ACCRUED EXPENSES

As of December 31, 2017 and 2016, the Company had accrued expenses of $740,696 and $1,717,725, respectively, consisted of the following:

	December 31, 2017	December 31, 2016

Accrued salaries	–	670,381
Accrued salaries – related party	470,000	742,500
Lease payable – related party	25,250	25,250
Accrued expenses – other	245,446	279,594
Total	740,696	1,717,725

6.	LINE OF CREDIT

On December 28, 2016, the Company entered into an unsecured Business Line of Credit Agreement with Fundation Group LLC (“Fundation”), pursuant to which the Company was allowed to take a draw from Fundation up to $20,000 from time to time. The Line of Credit bears interest at a rate of 11.49% per annum, subject to increase or decrease with 90 days notice. There was an initial closing fee of $500 and a 2% draw fee on subsequent draws. Monthly principal and interest payments are due and the line is due in full in 18 months from the latest draw. The outstanding principal and interest will be due in payments over 18 months.

As of December 31, 2017 and December 31, 2016, The Company had balance of $15,498 and $10,000, respectively.  During the year ended December 31, 2017, total cash advanced amounted to $16,841 and cash payment made was $11,343.

7.	RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

During the year ended December 31, 2017, the Company repaid a total of $91,791 to related parties.

Refreshment Concepts, LLC leases its premises from its prior owner under a month-to-month lease at the rate of $1,500 per month. As of December 31, 2017 and December 31, 2016, the Company had lease payable of $25,250 to the related party, which is reflected in accrued expenses – related party.

On January 24, 2017, the Company issued 2,010,490 shares of Common Stock to settle $482,518 due to the prior owner of Refreshment Concepts LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $80,420. As of December 31, 2017 and December 31, 2016, in addition to the lease payable of $25,250, the outstanding balance due (included in notes payable to related parties on the financial statements) to the same prior owner was $44,189 and $57,695, respectively.

On January 24, 2017, the Company issued 173,585 shares of Common Stock to settle $41,660 due to the prior owner of Repicci’s Franchise Group LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share, resulting in loss from extinguishment of debt in amount of $6,943. As of December 31, 2017 and December 31, 2016, the outstanding balance due (included in accrued liabilities to related parties on the financial statements) to the same prior owner was $0 and $40,550, respectively.

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

During the second quarter of 2017, the Company issued 906,907 shares of Common Stock to We three Inc., a related party, for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.0799 per share. Accordingly, the Company recognized stock based compensation of $72,462 to the consolidated statements of operations for December 31, 2017.

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the unsecured loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of December 31, 2017 and December 31, 2016, the Company had $77,640 and $84,540 due (included in due to officers and shareholders on the financial statements) to Daniel Thompson, respectively.

In addition, the Board of Directors of the Company approved to increase Daniel Thompson’s compensation to $25,000 per month from $20,000 effective January 1, 2017. Accordingly, a total salary of $300,000 and $180,000 were accrued and reflected as an expense to Daniel Thompson during the year ended December 31, 2017 and 2016, respectively. During the three- month period ended September 30, 2017, the Company issued 10,000,000 shares of Common Stock for forgiveness of $800,000 in accrued salaries. The accrued salaries payable to Daniel Thompson was $117,500 and $742,500 as of December 31, 2017 and December 31, 2016, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month in 2015 and $10,000 per month in 2016. Mr. Levy resigned on June 7, 2016. A total salary of $0 and $60,000 were accrued and reflected as an expense during the year ended December 31, 2017 and 2016, respectively. During the three- month period ended September 30, 2017, the Company issued 1,000,000 shares of Common Stock for forgiveness of $80,000 in accrued salaries. The total balance due to Mr. Levy for accrued salaries at December 31, 2017 and December 31, 2016 were $160,000 and $240,000, respectively.

The Company had an employment agreement with the Chief Operating Officer, Mr. Roberts, whereby the Company provided for compensation of $10,000 per month effective in June 2016. A total salary of $120,000 and $60,000 were accrued and reflected as an expense during the year ended December 31, 2017 and 2016, respectively. The total balance due to Mr. Roberts for accrued salaries at December 31, 2017 and December 31, 2016 were $70,000 and $60,000, respectively. In addition, the Company agreed to grant Mr. Roberts stock options for a minimum of 300,000 shares of the Company's common stock at an exercise price of 50% of the current last ten (10) day stock average per share, and 600,000 shares of common stock as a key officer employment incentive to be earned and vested on a pro rata basis at 25,000 shares per month for twenty-four (24) months. The fair value of both 300,000 options and 600,000 shares were determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.226 per share. On August 8, 2017, Mr. Roberts accepted the offer from the Company to issue 3,000,000 common shares for forgiveness of all accrued expenses, options, and common stock granted totaling $135,600 through June 2016.  Additionally, the Company issued 1,000,000 shares of Common Stock as a bonus to Mr. Roberts for his past service to the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.07 per share. Accordingly, the Company recognized stock based compensation of $70,000 to the consolidated statements of operations for the year ended December 31, 2017.

The Board of Directors of the Company approved to increase Chief Executive Officer, Mr. Cunningham’s compensation to $25,000 per month from $15,000 effective January 1, 2017. A total salary of $300,000 and $135,000 were accrued and reflected as an expense during the year ended December 31, 2017 and 2016, respectively. During the three- month period ended September 30, 2017, the Company issued 5,000,000 shares of Common Stock for forgiveness of $400,000 in accrued salaries. The total balance due to Mr. Cunningham for accrued salaries at December 31, 2017 and December 31, 2016 were $122,500 and $360,000, respectively.

Notes Payable – Related Party

The Company has entered into several unsecured loan agreements with related parties (see below; Footnote 8, Notes Payable – Related Party; and Footnote 7, Convertible Notes Payable – Related Party).

8.	NOTES PAYABLE

Notes payable at December 31, 2017 and December 31, 2016 are summarized as follows:

	December 31, 2017	December 31, 2016

Notes Payable – Unrelated Party	$215,979	$259,320
Notes Payable – Related Party	144,189	166,695
Total	360,168	426,015
Current portion	(360,168)	(426,015)
Long-term portion	$–	$–

Notes Payable – Unrelated Party

During the year end December 31, 2017, the Company received $25,343 from third parties and repaid $68,684.

On March 12, 2009, the Company entered into an unsecured preferred debenture agreement (Note 5) with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result, of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. No warrants had been exercised before the expiration. As of December 31, 2017, the Company was in default on this debenture. The balance of the note was $10,989 and $10,989 at December 31, 2017 and December 31, 2016, respectively.

As of December 30, 2017, the Company had lease payable of $140,317 in connection with 2 capital leases on 2 Mercedes Sprinter Vans for the ice cream section. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time. The leases are not in default at the current time.

The balance of $64,673 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations. The loans carry interest from 0% to 6% interest and are not currently in default.

Notes Payable – Related Party

During the year end December 31, 2017, the Company received $46,176 from related parties.

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

On August 4, 2015, the Company entered into a an unsecured Promissory Note agreement (“Note 3”) with a related party for $19,500. Note 3 bears interest at 6% per year and matures on December 31, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. The principal balance of Note 3 was $-0- as of December 31, 2017 and $9,000 as of December 31, 2016, respectively.

As of December 31, 2017 and December 31, 2016, the Company also had an unsecured note payable of $44,189 and $57,695, respectively, to the prior owner of Repicci’s Group. The note is due on demand and carries no interest.

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

During 2017, the company received $687,200 cash proceeds, from convertible notes payable and repaid $10,000 in cash. The company recorded amortization of debt discount of $573,605 related to convertible notes, during the year end December 31, 2017.

Convertible notes at December 31, 2017 and December 31, 2016 are summarized as follows:

	December 31, 2017	December 31, 2016

Convertible Notes Payable – Unrelated Party	$861,875	$179,285
Convertible Notes Payable – Related Party	165,000	165,000
Discount on notes	(245,494)	(21,833)
Total – Current	$781,381	$322,452

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 10.

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

On July 29, 2015, the Company entered into an 8% convertible promissory note (“Note 6”) with an unrelated entity in the amount of $10,000. Note 6 matured on November 26, 2015. The note is convertible into common shares of the Company at the conversion ratio of 50% discount to market or $0.01, if the bid price falls below $0.10. Note 6 and accrued interest totaled $11,666 was paid in full by cash on May 1, 2017. The principal balance on Note 6 at December 31, 2016 and 2017 was $10,000 and zero, respectively. The derivative liabilities was reclassified as additional paid in capital due to the note being paid in cash as of June 30, 2017.

On February 9, 2016, the Company entered into a 15% convertible line of credit (“Note 7”) with an unrelated entity in the amount up to $50,000. On February 9, 2016, the Company received $17,500 cash for the line of credit, matured on February 9, 2017, and unsecured. Note 7 is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. In January 2017, the Company determined that the conversion features contained in Note 7 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model as of January 2017 and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

Note 7 principal of $6,000 was converted into 200,000 shares of common stock at the end of 2016. During the year ended December 31, 2017, the Company recorded interest expense, late fee of 5% and default interest of 20% related to Note 7 in total amount of $9,258 and amortization of debt discounts in amount of $3,500. The balance of Note 7 was $11,500 with unamortized debt discount of $3,500 as of December 31, 2016, and without unamortized debt discount as of December 31, 2017. Note 7, is currently in default and will incur a late fee of 5% and default interest rate of 20%.

On October 28, 2016, the Company received $25,000 cash pursuant to the terms of Note 7, matures on October 28, 2017 (“Note 7-1”). Note 7-1 was entitled to conversion after April 28, 2017 which met the requirements for liability classification under ASC 815. See Footnote 10 for more information on derivative liabilities.

During the year ended December 31, 2017, the Company recorded interest expense related to Note 7-1 in amount of $11,454 and amortization of debt discount in amount of $18,333. This resulted in an unamortized debt discount of $-0- as of December 31, 2017. The balance of Note 7-1 was $25,000 as of December 31, 2017 and December 31, 2016, respectively. Note 7-1 is currently in default and will incur a late fee of 5% and default interest rate of 20%.

On March 8, 2016, the Company entered into a 15% convertible promissory note in the principal of $50,000 (“Note 8”) with an unrelated entity for services rendered. Note 8 is matured on March 8, 2017, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. The Company determined that the conversion features contained in Note 8 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

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

On July 6, 2017, a portion of principal of $18,147, and $1,000 conversion cost reimbursement, were converted into 704,733 shares of common stock at a conversion price of $0.03 per share.

Note 8 was in default with principal balance of $12,294 as of December 31, 2017. During the year ended December 31, 2017, the Company recorded late fee and default interest related to Note 8 in total amount of $8,748 and amortization of debt discounts in amount of $50,000 The balance of Note 8 was $50,000 with unamortized debt discount of $-0- as of December 31, 2016, and without unamortized debt discount as of December 31, 2017. Note 8, is currently in default and will incur a late fee of 5% and default interest rate of 20%.

On September 12, 2016, the Company entered into a 10% convertible promissory note in the principal of $80,000 (“Note 9”) with an unrelated entity for services rendered. Note 9 is matured on September 12, 2017, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing bid price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. The Company determined that the conversion features contained in Note 9 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities. Note 9 is currently in default and will incur a late fee of 5% and default interest rate of 20%.

As a result, Note 9 was discounted in the amount of $80,000 and amortized over the remaining life of this Note. As of September 12, 2017, the note was in default. During the year ended December 31, 2017, the Company recorded late fee and default interest related to Note 9 in total amount of $15,655 and amortization of debt discounts in amount of $80,000. The balance of Note 9 was $80,000 without unamortized debt discount as of December 31, 2016, and $80,000 with unamortized debt discount of $0 as of December 31, 2017. Note 9 is currently in default and will incur a late fee of 5% and default interest rate of 20%.

On January 24, 2017, the Company entered into a 10% convertible promissory note in the principal of $80,000 (“Note 10”) with an unrelated entity for services rendered. Note 10 is matured on January 24, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing bid price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. As of July 24, 2017 this Note is convertible into common shares of the Company as described above. The Company determined that the conversion features contained in Note 10 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

On October 25, 2017, a portion of principal of $15,000, plus $1,500 conversion cost reimbursement, were converted into 1,434,782 shares of common stock at a conversion price of $0.0115 per share.

On November 6, 2017, a portion of principal of $10,000, plus $1,500 conversion cost reimbursement, were converted into 1,212,121 shares of common stock at a conversion price of $0.0825 per share.

As a result, Note 10 was discounted in the amount of $80,000 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $35,555.56.. During the year ended December 31, 2017, the Company recorded interest expense related to Note 10 in amount of $5,494. The balance of Note 10 was $55,000 with unamortized debt discount of $19,444 as of December 31, 2017. Note 10 is currently in default and will incur a late fee of 5% and default interest rate of 20%.

On January 24, 2017, the Company entered into a 15% convertible line of credit (“Note 11”) with an unrelated entity in the amount up to $250,000. On January 24, 2017, the Company received $50,000 cash for the line of credit, is matured on January 24, 2018, and unsecured. Note 11 is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 11 is convertible after 6 months of the effective date of this Note, which is July 27, 2017. The Company determined that the conversion features contained in Note 10 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

As a result, Note 11 was discounted in the amount of $50,000 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $43,611. During the year ended December 31, 2017, the Company recorded interest expense related to Note 11 in amount of $7,042. The balance of Note 11 was $50,000 with unamortized debt discount of $6,389 as of December 31, 2017. Note 11 is currently in default and will incur a late fee of 5% and default interest rate of 20%.

On February 21, 2017, the Company received $25,000 cash pursuant to the terms of Note 11, is matured on February 21, 2018 (“Note 11-1”). Note 11 is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 11-1 is convertible after 6 months of the effective date of this Note, which is August 21, 2017. The Company determined that the conversion features contained in Note 11-1 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

As a result, Note 11-1 was discounted in the amount of $25,000 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $18,833. The balance of Note 11-1 was $0 without debt discount as of December 31, 2016. During the year ended December 31, 2017, the Company recorded interest expense related to Note 11 in amount of $3,260. The balance of Note 11-1 was $25,000 with unamortized debt discount of $6,667 as of December 31, 2017. Note 11-1 is currently in default and will incur a late fee of 5% and default interest rate of 20%.

On March 16, 2017, the Company received $40,000 cash pursuant to the terms of Note 11, is matured on March 16, 2018 (“Note 11-2”). Note 11-2 is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 11-2 is convertible after 6 months of the effective date of this Note, which is September 16, 2017. The Company determined that the conversion features contained in Note 11-2 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

As a result, Note 11-2 was discounted in the amount of $40,000 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $23,556. The balance of Note 11-2 was $0 without debt discount as of December 31, 2016. During the year ended December 31, 2017, the Company recorded interest expense related to Note 11-2 in amount of $3,260. The balance of Note 11-2 was $40,000 with unamortized debt discount of $16,444 as of December 31, 2017. Note 11-2 is currently in default and will incur a late fee of 5% and default interest rate of 20%.

On April 6, 2017, the Company entered into a 15% convertible promissory note with an unrelated entity in the amount $50,000 (“Note 12”). Note 12 is matured on April 6, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 12 is convertible after 6 months of the effective date of this Note, which is October 6, 2017. The Company determined that the conversion features contained in Note 12 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

On November 8, 2017, a portion of principal of $6,503, plus $1,500 conversion cost reimbursement and $1,036 in interest, were converted into 1,095,636 shares of common stock at a conversion price of $0.0825 per share.

As a result, Note 12 was discounted in the amount of $50,000 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $30,392.. During the year ended December 31, 2017, the Company recorded interest expense related to Note 12 in amount of $5,043. The balance of Note 12 was $43,478 with unamortized debt discount of $19,608 as of December 31, 2017. Note 12 is currently in default and will incur a late fee of 5% and default interest rate of 20%.

On April 21, 2017, the Company entered into a Securities Purchase Agreement with an unrelated entity, pursuant to which the purchasers agreed to pay the Company an aggregate of up to $600,000 for an aggregate of up to 660,000 in Principal Amount of Notes. The first tranche of $330,000 was closed simultaneously (“Note 13-1”). The proceeds of $300,000, net of $30,000 Original Issuance Discount, was received by the Company. Note 13-1 is convertible into common shares of the Company at the conversion ratio of 60% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date. The Company determined that the conversion features contained in Note 13-1 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

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

In addition, in connection with this Securities Purchase Agreement, the Company granted purchasers 2,357,143 warrants with exercise price of $0.14 per share (“Warrants A”), 1,885,715 warrants with exercise price of $0.175 per share (“Warrants B”) and 1,571,429 warrants with exercise price of $0.21 per share (“Warrants C”). Warrants A, B and C are exercisable on the grant date and expire in three years, each of which represents 100% of the Principal Amount at the Closing divided by the respective exercise price.  The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. Accordingly, the Company recorded warrant expenses at the fair market value of $219,210 during the year ended December 31, 2017. See footnote 13 for more information.

As a result, Note 13-1 was discounted in the amount of $330,000 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded interest expenses related to Note 13-1 in amount of $10,142 and amortization of debt discounts in amount of $293,375. The balance of Note 13-1 was $287,500 with unamortized debt discount of $36,625 as of December 31, 2017. Note 13-1 is currently in default.

On October 6, 2017, the Company entered into a 12% convertible promissory note with an unrelated entity in the amount $82,500, which included an original issue discount of $6,600, for net cash to the company of $75,900 (“Note 14”). Note 14 is matured on July 6, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of 40% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date. Note 12 is convertible after 9 months of the effective date of this Note, which is October 6, 2018. Neither derivative liability accounting nor beneficial conversion feature will be considered before Note 14 is entitled for conversion. During the year ended December 31, 2017, the Company recorded interest expense related to Note 14 in amount of $2,365 and amortization of debt discounts in amount of $2,079 for the original issue discount of $6,600. The balance of Note 14 was $82,500 unamortized debt discount of $4,521 on the original issue discount as of December 31, 2017.

On November 2, 2017, the Company entered into a 8% convertible promissory note with an unrelated entity in the amount $54,600, with original issue discount of $2,100 for net cash to the company of $52,500 (“Note 15”). Note 15 is matured on November 2, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion rate of 60% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. The Company determined that the conversion features contained in Note 15 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

As a result, Note 15 was discounted in the amount of $54,600 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $8,948. The balance of Note 15 was $0 without debt discount as of December 31, 2016. During the year ended December 31, 2017, the Company recorded interest expense related to Note 15 in amount of $716. The balance of Note 15 was $54,600 with unamortized debt discount of $45,652 as of December 31, 2017.

On November 27, 2017, the Company entered into a 12% convertible promissory note with an unrelated entity in the amount $53,800 (“Note 16”). Note 16 is matured on November 27, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion ratio of 60% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last 20 trading days prior to the conversion date. Note 14 is convertible immediately. The Company determined that the conversion features contained in Note 16 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

As a result, Note 16 was discounted in the amount of $53,800 and amortized over the remaining life of this Note. During the year ended December 31, 2017, the Company recorded amortization of debt discounts in amount of $5,081. The balance of Note 16 was $0 without debt discount as of December 31, 2016. During the year ended December 31, 2017, the Company recorded interest expense related to Note 16 in amount of $610. The balance of Note 16 was $53,800 with unamortized debt discount of $48,719 as of December 31, 2017.

On December 14, 2017, the Company entered into a 8% convertible promissory note with an unrelated entity in the amount $43,478, with original issue discount of $4,378 for net cash to the company of $40,000 (“Note 17”). Note 17 is matured on December 14, 2018, and unsecured. This Note is convertible into common shares of the Company at the conversion rate of 60% of the lowest trading price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. The Company determined that the conversion features contained in Note 17 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

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

Convertible Notes Payable – Related Party

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder no earlier than August 21, 2008. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity. In conjunction with the Debenture 1, the Company also issued warrants to purchase 5,000,000 shares of the Company’s Common Stock at $0.03 per share. The warrants expired on April 20, 2013. As a result, of issued warrants, the Company recorded a $150,000 debt discount during 2008 which has been fully amortized. The Company was in default on Debenture 1, and no warrants had been exercised before expiration. The balance of Debenture 1 was $150,000 and $150,000 at December 31, 2017 and December 31, 2016, respectively. The Company recorded interest expense related to Debenture 1 in amount of $18,000 and $18,000 during the year ended December 31, 2017 and 2016, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 was convertible into Common Shares of the Company at $0.03 per share at the option of the holder. Debenture 2 bore interest at 12% per year, matured on March 11, 2014, and was unsecured. All principal and unpaid accrued interest was due at maturity. The Company was in default on Debenture 2. The balance of Debenture 2 was $15,000 and $15,000 at December 31, 2017 and December 31, 2016, respectively. The Company recorded interest expense related to Debenture 2 in amount of $1,800 and $1,800 during the years ended December 31, 2017 and 2016, respectively.

Resulting from the tainted issue by the derivative financial instrument of the convertible notes, The Company determined that the conversion features contained in Debenture 1 and Debenture 2 carrying value represents an embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

As of December 31, 2017, the Company’s derivative liabilities are embedded derivatives associated with the Company’s convertible notes payable. Due to the Notes’ conversion feature, the actual number of shares of common stock that would be required if a conversion of the note as described in Note 9 was made through the issuance of the Company’s common stock cannot be predicted. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the statement of operations.

The Company used the Binomial-Lattice valuation model to measure the fair value of the derivative liabilities as $2,236,656 on December 31, 2017 and will subsequently remeasure the fair value at the end of each period and record the change of fair value in the consolidated statement of operation during the corresponding period.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Lattice Bi-nominal Option Pricing Model and the following assumptions:

Year Ended December 31,
	2017	2016
Volatility	111.09% - 220.65%	–
Risk-free interest rate	0.51% - 1.76%	–
Expected term	.02-1	–

10.	FAIR VALUE MEASUREMENT

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

As of December 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2017, in the amount of $2, 236,656 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2017:

Derivative Liability, December 31, 2016	–
Day 1 Loss	1,287,744
Discount from derivatives	535,878
Warrants reclassified to derivative liabilities	96,753
Tainting of Convertible notes	1,972,999
Resolution of derivative liability upon conversion	(405,443)
(Gain) on Change in Fair Value	(1,251,275)

Derivative Liability, December 31, 2017	2,236,656

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the year ended December 31, 2017, the Company’s stock price decreased from initial valuation and thus, the derivative liability also decreased.  Generally, as the stock price decreases for each of the related convertible notes that have an embedded derivative liability, the value of the derivative liability decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s convertible notes with an embedded derivative liability.

The Company used the Binomial-Lattice valuation model to measure the fair value of the derivative liabilities as $2,236,656 on December 31, 2017, and will subsequently remeasure the fair value at the end of each period, and record the change of fair value in the consolidated statement of operation during the corresponding period. The Company recorded a net change of derivative liability of $36,469 for the year ended December 31, 2017.

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

Series A Preferred Stock

The Company has designated four shares of preferred stock as Series A Preferred Stock (“Series A”), with a par value of $.0001 per share, of which one share of preferred stock was issued and outstanding as of December 31, 2017 and December 31, 2016. Series A is authorized to have four shares which do not bear dividends and converts to common shares at four times the sum of: all shares of Common Stock issued and outstanding at time of conversion plus all shares of Series B Preferred Stock issued and outstanding at time of conversion divided by the number of issued Class A shares at the time of conversion, and have voting rights four times the sum of: all shares of Common Stock issued and outstanding at time of voting plus all shares of Series B Preferred Stocks issued and outstanding at time of voting divided by the number of Class A shares issued at the time of voting.

Series B Preferred Stock

The Company has designated 3,000,000 shares of preferred stock as Series B Preferred Stock (“Series B”), with a par value $0.001 and $2.50 price per share, of which 2,798,205 shares of Series B preferred stock were issued and outstanding as of December 31, 2017. Shares of Series B are anti-dilutive to reverse splits. The conversion rate of shares of Series B, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. Series B is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series B converts to 5 shares of Common Stock. The price of each share of Series B may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board of Directors, or through a resolution passed at an Action Without Meeting of the unanimous Board of Directors, until such time as a listed secondary and/or listed public market develops for the shares.

During the year ended December 31, 2016, 591,997 shares of Series B Preferred Stock were converted into 2,959,985 shares of Common Stock of the Company per the preferred shareholder’s instruction.

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

Blank Check Preferred Stock

As of December 31, 2017, the Company has designated 100,000,000 shares of Blank Check Preferred Stock, of which 46,132,277 shares have been issued with Designations, Rights & Privileges. The following Series have been assigned from the inventory of Blank Check Preferred Shares. The amount of undesignated Blank Check Preferred Stock is 91,160,181 as of December 31, 2017.

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

Series E Preferred Stock

The Company has designated 1,000,000 shares of preferred stock as Series E Preferred Stock (“Series E”), with a par value of $.001 per share, of which 241,199 shares were issued and outstanding as of December 31, 2017. Series E is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series E converts to 5 shares of Common Stock.

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

The Company has designated 800,000 shares of preferred stock as Series F1 Preferred Stock (“Series F1”), with a par value of $.001 per share, of which 57,193 shares were issued and outstanding as of December 31, 2017. Series F1 is “non-Voting stock”. Each one share of Series F1 converts to 5 shares of Common Stock.

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

Series I Preferred Stock

The Company has designated 20,000,000 shares of preferred stock as Series I Preferred Stock (“Series I”), with a par value of $.001 per share, of which 203,655 shares was issued and outstanding as of December 31, 2017. Series I is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series I converts to 1.50 shares of Common Stock.

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

During the year ended December 31, 2017, 564,538 shares of Series I Preferred Stock were converted into 626,220 shares of Common Stock of the Company per the preferred shareholder’s instruction.

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

Common Stock

2016

During the year ended December 31, 2016, the Company issued 90,000 shares of Common Stock to an investor for total cash payment of $4,500 pursuant to the executed subscription agreements, which was collected in 2015 and recorded as common stock to be issued as of December 31, 2015. The balance of common stock to be issued was $500 as of December 31, 2017.

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

During the year ended December 31, 2016, the Company issued 25,599 shares of common stock to a Consultant for services rendered. The fair value of this stock issuance was determined by the fair value of the Company's Common Stock on the grant date, at a price of approximately $0.0475 per share.

Accordingly, the Company calculated the stock based compensation of $1,216 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued 387,990 shares of common stock to a Consultant for services rendered. The fair value of this stock issuance was determined by the fair value of the Company's Common Stock on the grant date, at a price of approximately $0.09 per share. Accordingly, the Company calculated the stock based compensation of $34,919 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued 1,000,000 shares of common stock to Mr. Cunningham, Company's Chief Executive Officer, as bonus. The fair value of this stock issuance was determined by the fair value of the Company's Common Stock on the grant date, at a price of approximately $0.22 per share. Accordingly, the Company calculated the stock based compensation of $220,000 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued 66,667 shares of common stock to a consultant for services rendered. The fair value of this stock issuance was determined by the fair value of the Company's Common Stock on the grant date, at a price of approximately $0.22 per share. Accordingly, the Company calculated the stock based compensation of $14,667 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued total 6,000,000 shares of common stock to Mr. Thompson and Mr. Cunningham, or 3,000,000 shares each, for services rendered. The fair value of this stock issuance was determined by the fair value of the Company's Common Stock on the grant date, at a price of approximately $0.12 per share. Accordingly, the Company calculated the stock based compensation of $720,000 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued 248,333 shares of common stock to two consultants for services rendered. The fair value of this stock issuance was determined by the fair value of the Company's Common Stock on the grant date, at a price of approximately $0.12 per share.

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

During the first quarter of 2017, the note holder converted $1,785 principal, $2,102 processing cost reimbursement and accrued interest into 777,400 shares of common stock at a conversion price of $0.005 per share.

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

On July 11, 2017 the Company’s Board of Directors approved a resolution to increase the authorized common shares to 500,000,000 at par value $0.001.

During the second quarter of 2017, the Company issued 100,000 shares of Common Stock to an attorney for legal services. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.1145 per share. Accordingly, the Company recognized stock based compensation of $11,450 to the consolidated statements of operations for the year ended December 31, 2017.

During the second quarter of 2017, the Company issued 906,907 shares of Common Stock to We Three, a related party, for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.0799 per share. Accordingly, the Company recognized stock based compensation of $90,691 to the consolidated statements of operations for the year ended December, 2017.

During the second quarter of 2017, the Company redeemed 500,000 shares from a shareholder for a cash payment of $2,500. The 500,000 shares were returned to the treasury for cancellation and the $2,500 was recorded as accrued liabilities in the consolidated balance sheet as of December 31, 2017.

During the second quarter of 2017, the note holders converted $18,853 principal, including $3,000 processing cost reimbursement, and $12,317 accrued interest into 1,039,000 shares of common stock at a conversion price of $0.03 per share.

During the second quarter of 2017, the note holders converted $18,147 principal, including $2,995 in fees and accrued interest into 704,733 shares of common stock at a conversion price of $0.03 per share.

On September 15, 2017, the Company issued 19,000,000 shares of Common Stock to settle $1,415,600 in accrued salaries to current and former officers of the Company. Additionally, the Company issued 1,000,000 shares to a former employee as a one time bonus, valued at $70,000. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.07 per share. Accordingly, the Company reduced its accrued expenses by $1,415,600 and stock based compensation by $70,000. The difference in the fair market value of the shares and the related expenses was recorded to additional paid in capital.

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

During the quarter ended September 30, 2017, the Company negotiated an agreement to cancel 500,000 shares previously issued to a third party consultant for services and to issue 25,000 shares of common stock for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.0699 per share. Accordingly, the Company calculated the stock based compensation of $1,748 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2017 and reduced selling general and administrative expenses by $500.

During the quarter ended December 31, 2017, the Company negotiated an agreement to cancel 500,000 shares previously issued to a third party consultant for services and to issue 25,000 shares of common stock for services rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.050 per share. Accordingly, the Company calculated the stock based compensation of $1,250 at its fair value and included it in the consolidated statements of operations for the year ended December 31, 2017 and reduced selling general and administrative expenses by $500.

13.	WARRANTS

Pursuant to the same consulting agreement, dated February 10, 2017, in addition to the 800,000 shares of common stock, the Company agreed to grant total 800,000 warrants to the consultant for consulting services related to marketing and business development and are exercisable on the grant date and expire in three years. The initial allotment of 200,000 warrants were granted during the first quarter of 2017. The second allotment of 200,000 warrants were granted during the second quarter of 2017. The third allotment of 200,000 warrants were granted during the third quarter of 2017. The fourth allotment of 200,000 warrants were granted during the fourth quarter of 2017. The fair value of these warrants was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on February 10, 2017, May 10, 2017, August 10, 2017 and December 10, 2017, respectively. See the chart below for initial measurement values.

The Company determined that the warrants were tainted and therefore the carrying value represents an embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

Year Ended December 31,
Initial Valuation	96,753
Ending Value	47,559

The table below sets forth the assumptions for Black-Scholes valuation model on each initial date and December 31, 2017

Year Ended December 31, 2017
Volatility	274% - 314%
Risk-free interest rate	0.147 - 0.198
Expected term	2.11 - 3.0

Accordingly, the Company recorded warrant expenses of $96,753 during the year ended December 31, 2017.

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

Accordingly, the Company recorded warrant expenses at the fair market value of $219,210 during the year ended December 31, 2017.

The following tables summarize all warrant outstanding as of December 31, 2017, and the related changes during this period. The warrants expire three years from grant date, which as of December 31, 2017 is 4.08 years. The intrinsic value of the warrants as of December 31, 2017 was $-0-.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2017	–	$–
Granted	6,614,287	0.21
Exercised	–	–
Expired	–	–
Balance at December 31, 2017	6,614,287	0.21
Warrants Exercisable at December 31, 2017	6,614,287	$0.21

14. STOCK OPTIONS

The Company agreed to grant Mr. Roberts stock options for a minimum of 300,000 shares of the Company's common stock at an exercise price of 50% of the current last ten (10) day stock average per share, and 600,000 shares of common stock as a key officer employment incentive to be earned and vested on a pro rata basis at 25,000 shares per month for twenty-four (24) months. The fair value of both 300,000 options and 600,000 shares were determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.226 per share. Accordingly, the accrued expense was $135,600 as of December 31, 2017. On August 8, 2017, Mr. Roberts accepted the offer from the Company to issue 3,000,000 common shares to supersede all his options and warrants in the employment agreement.

After the cancellation of the above transaction, there were no stock options issued as of December 31, 2017.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating lease expense of $176,062 and $160,840 for the year ended December 31, 2017 and 2016, respectively, consisting of the followings.

	For the year ended
	December 31, 2017	December 31, 2016

Restaurants	$71,750	$83,309
Lot	35,350	62,364
Office	68,962	14,835
Equipment Rentals	–	332
Total	$176,062	$160,840

The Company has property leases that are renewable on an annual basis, with no long term property leases.

We have an employment agreement, renewed May 15, 2014, with the Chairman, Mr. Thompson amended on July 27, 2017 and effective on January 1, 2017, whereby we provide for compensation of $25,000 per month.

We have an employment agreement with the Chief Executive Officer, Mr. Cunningham, amended on July 27, 2017 and effective on January 1, 2017, whereby we provide for compensation of $25,000 per month.

We have an employment agreement with the Chief Operating Officer, Mr. Roberts, effective June 2016, whereby we provide for compensation of $10,000 per month.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

16. INCOME TAXES

At December 31, 2017, the Company had federal and state net operating loss carry forwards of approximately $15,071,165 that expire in various years through the year 2037.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2017 and 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2017 and 2016 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $3,815,102 and $4,626,416, respectively, less a valuation allowance in the amount of approximately $3,815,102 and $4,626,416, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in both 2017 and 2016. The valuation allowance increased by approximately $811,314 for the year ended December 31, 2017.

The Company’s total deferred tax asset as of December 31, 2017 and 2016 is as follows:

	2017	2016
Deferred tax assets	$3,815,102	$4,626,416
Valuation allowance	(3,815,102)	(4,626,416)

Net deferred tax asset	$–	$–

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2017 and 2016 is as follows:

Repicci, one of our operating segments, recorded income tax payable of $15,865 as of December 31, 2017 and $22,344 as of December 31, 2016.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance. Based on the new rates effective in 2018, this would reduce the potential tax deferred assets and valuation allowance to $3,815,102 or a reduction of approximately 42%.

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

	For the Years Ended
	December 31 ,2017	December 31, 2016
Revenues:
We Three	$193,601	$152,120
Romeo’s NY Pizza	592,445	603,787
Repicci’s Group	835,968	369,416
Others	3,754	24,928
Consolidated revenues	$1,625,768	$1,150,251

Cost of Sales:
We Three	$155,416	145,795,
Romeo’s NY Pizza	429,779	404,481
Repicci’s Group	846,714	246,797
Others	–	–
Consolidated cost of sales	$1,431,909	$797,073

Income (Loss) before taxes
We Three	$(4,494)	$(16,201)
Romeo’s NY Pizza	(185,299)	(32,594)
Repicci’s Group	(111,302)	(229,985)
Others	(3,350,900)	(1,975,712)
Consolidated loss before taxes	$(3,651,995)	$(2,254,492)

	As of December 31, 2017	As of December 31, 2016
Assets:
We Three	$235,532	$216,433
Romeo’s NY Pizza	158,551	19,241
Repicci’s Group	293,216	411,606
Others	631,762	1,824,729
Combined assets	$1,319,061	$2,472,009

18.	RESTATEMENT

The Company has restated its previously issued Consolidated Statements of Operations for the years ended December 31, 2017 to correct for an error in its presentation previously filed in error by our EDGAR filing agent. Changes to deposits of $10,000 was due to a correction identified. Changes to accounts payable $13,500, accrued expenses $46,380 and accrued expenses – related parties $22,250 were are related to reclassifications identified by the Company and an additional expense not previously recorded. Changes to notes payable-related party $24,061, convertible notes payable – net $18,042 and derivative liability $(182,680) were the result of changes the Company identified during the audit. Changes to sales of ice cream $(118,887), cost of sales for ice cream $75,501, depreciation $(86,154) are related to the change in other income $108,234, for a reclass of certain event sales of ice cream and reclass of depreciation expense from operating expense to cost of sales. Loss on disposal of assets $38,584 were related to the closure of the Romeo’s stores, selling, general and administrative $3,495 were related to reclass of certain expenses identified by the Company during our audit. Change in value of derivative liability $1,349,586 and amortization of debt discounts $23,170 were to due revaluations by the Company for certain convertible debts. Changes in loss from extinguishment of $76 and interest expense of $(76) related to reclass of certain expenses identified by the Company during our audit. All changes to cash flow are a result of changes noted above for assets and statements of operations and reclassifications of certain accounts identified by the Company during our audit.

	December 31, 2017	Adjustment	As Restated
ASSETS
Current assets
Cash	68,986	(0)	68,986
Accounts receivable-net	63,061	0	63,061
Inventory-net	46,928	–	46,928
Prepaid and other	11,631	(0)	11,631

Total current assets	190,606	(0)	190,606

Property and equipment, net of accumulated depreciation of $1,030,232 and $838,736, respectively	491,473	1	491,474
Land	603,000	–	603,000
Intangible assets, net	15,561	–	15,561
Deposits	6,660	10,000	16,600
Due from related party	1,820	–	1,820

Total assets	1,309,061	10,000	1,319,061

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	193,239	13,500	206,739
Accrued expenses	291,826	(46,380)	245,446
Accrued expenses - related parties	472,750	22,500	495,250
Interest payable	312,192	–	312,192
Accrued payroll taxes	2,047	–	2,047
Due to officers and shareholders	77,640	–	77,640
Line of credit	15,498	–	15,498
Common stock to be issued	500	–	500
Series H preferred shares to be issued	–	–	–
Notes payable, unrelated party	215,979	–	215,979
Notes payable - related party	120,128	24,061	144,189
Convertible notes payable, net of debt discounts of $263,536 and $21,833, respectively	598,339	18,042	616,381
Convertible notes payable - related party	165,000	–	165,000
Derivative Liability	2,419,337	(182,680)	2,236,656
Income Tax payable	15,865	–	15,865

Total current liabilities	4,900,340	(150,958)	4,749,382

Total liabilities	4,900,340	(150,958)	4,749,382

Shareholders' (deficit)
Preferred stock	8,849	–	8,849
Common stock; 500,000,000 shares authorized with $0.001 par value; 64,414,091 and 25,223,578 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	66,031	–	66,031
Additional paid-in capital	46,795,517	(1,187,366)	45,608,151
Accumulated deficit	(50,461,676)	1,348,324	(49,113,352)
Total shareholders' deficiency	(3,591,279)	160,958	(3,430,321)

Total liabilities and shareholders' deficiency	$1,309,061	$10,000	$1,319,061

	December 31, 2017	Adjustment	As Restated
REVENUE
Rental income	$193,601		193,601
Sales of pizza	592,445		592,445
Sales of ice cream	954,855	(480,309)	474,546
Sales to franchisees
Ice cream	–	131,487	131,487
Franchise fees	–	81,435	81,435
Royalty fees	–	19,500	19,500
Truck sales and build out	–	129,000	129,000
Other	3,754	–	3,754
Total revenue	1,744,655	(118,887)	1,625,768

COST OF SALES (Exclusive of depreciation not related to Cost of Sales, shown separately below)
Rental business	155,416	–	155,416
Pizza restaurants	429,779	–	429,779
Ice cream stores	771,213	75,500	846,714
Sales to franchisees	–	–	–
Ice cream	–	–	–
Franchise fees	–	–	–
Royalty fees	–	–
Truck sales and build out	–	–	–
Other	–	–	–
Total cost of sales	1,356,408	75,501	1,431,909

GROSS MARGIN	388,247	(194,388)	193,859

OPERATING EXPENSES
Depreciation and amortization expense	246,325	(86,154)	160,171
Goodwill Impairment	932,529	–	932,529
Loss on disposal of assets	–	38,584	38,584
Selling, general and administrative	2,051,620	3,495	2,055,115
		–
Total operating cost	3,230,474	(44,075)	3,186,399

(LOSS) FROM OPERATIONS	(2,842,227)	(150,313)	(2,992,540)

OTHER INCOME (EXPENSE)
Other Income	0	108,234	108,234
(Loss) Gain from extinguishment of debt	(46,009)	76	(45,933)
Change in value of derivative liability	(1,386,055)	1,349,586	(36,469)
Interest expense	(111,606)	(76)	(111,682)
Amortization of debt discounts	(596,775)	23,170	(573,605)
Loss on disposal of assets	(17,647)	17,647	–
Loss on Impairment of Goodwill	–	–	–

Total other income (expenses)	(2,158,092)	1,498,637	(659,455)

(LOSS) FOR THE PERIOD	$(5,000,319)	$1,348,324	$(3,651,995)

(LOSS) PER COMMON SHARE
-BASIC AND DILUTED	$(0.12)	$0.04	$(0.08)

	December 31, 2017	Adjustment	As Restated
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(5,000,319)	$1,348,324	$(3,651,995)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	268,211	(40,252)	227,959
Loss from disposal of fixed assets	17,647	20,937	38,584
(Gain) from debt forgiveness	46,009	(46,009)	–
Loss from impairment of goodwill	932,529	–	932,529
(Gain) on settlement of liabilities	–	(38,220)	(38,220)
Loss on settlement of note payable - related party	–	84,153	84,153
Amortization of loan discount	596,775	(23,170)	573,605
Change in value of derivative liability	1,386,055	(1,349,586)	36,469
Stock based compensation	402,994	(117,371)	285,623
Warrants expense	98,573	(1,820)	96,753
Convertible note issued for conversion cost reimbursement	9,500	(9,500)
Convertible note issued for services rendered	80,000	–	80,000
(Increase) decrease in:		–
Accounts receivable	(31,053)	–	(31,053)
Inventory	(4,699)	–	(4,699)
Other assets	–	(15,072)	(15,072)
Deposits	(5,072)	5,072	–
Prepaids and other current assets	25,359	–	25,359
Accounts payable	127,336	13,501	140,837
Accrued expenses	(347,629)	195,368	(152,261)
Interest payable	98,315	(17,575)	80,740
Taxes payable	7,579	(15,158)	(7,579)
Accrued payroll taxes	(39,736)	0	(39,736)
Accrued officers' salaries	700,600	22,500	723,100

Net cash used in operating activities	(663,830)	48,926	(614,904)

INVESTING ACTIVITIES
Purchase of intangible assets	(5,000)	–	(5,000)
Disposal of fixed assets			–
Purchase of fixed assets	(9,468)	1,668	(7,800)

Net cash provided by (used in) investing activities	(14,468)	1,668	(12,800)

FINANCING ACTIVITIES
Due to related party	(37,059)	(54,732)	(91,791)
Proceeds from sales of stock	40,000	0	40,000
Shareholder contributions	24,061
Proceeds from convertible notes payable	705,177	(17,977)	687,200
Proceeds from notes payable -related party	–	46,176	46,176
Proceeds from notes payable -3rd party	–	25,343	25,343
Proceeds from line of credit	5,498	11,343	16,841
Repayments to line of credit	–	(11,343)	(11,343)
(Repayments to) convertible notes payable	(43,341)	(25,343)	(68,684)
(Repayments to) notes payable	(10,000)	0	(10,000)

Net cash provided by financing activities	684,336	(50,594)	633,742

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,038	–	6,038

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,948	–	62,948

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,986	$–	$68,986

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income tax			–
Interest	$–	$30,866	$30,866

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of accrued expense	$1,415,600	$–	$1,415,600
Common stock issued upon conversion of notes payable	$143,863	$–	$143,863
Common stock issued for settlement of note payable - related party	–	$451,891	$451,891
Conversion of preferred stock into common stock	$9,171	$(7,427)	$1,744
Common stock cancellation related to accrued liability	–	$2,500	$2,500
Series H Preferred Stock issued for prior year acquisition	$728,907	$–	$728,907
Series B preferred shares issued for debt settlement	–	$60,000	$60,000
Debt discount from issuance of warrant	–	$219,210	$219,210
Derivative Resolution upon conversion	–	$405,443	$405,443
Reclassification to derivative liabilities from additional paid in capital	$1,033,004	$939,995	$1,972,999
Debt discount from derivative liabilities	–	$535,878	$535,878
Cash carried over from acquisition	–	$–	$–

19.	SUBSEQUENT EVENTS

On April 3, 2018, the Board of Directors of Cardiff increased the authorized to One Billion (1,000,000,000) shares of Common Stock, par value of $0.001.

Stock Issuances:

Subsequent to December 31, 2017, 12,407,985 shares were issued for debt conversion.

Subsequent to December 31, 2017, 50,000 shares were issued for Series B Preferred Stock conversion.

Subsequent to December 31, 2017, 6,210,588 shares were issued for Series H Preferred Stock conversion.

Subsequent to December 31, 2017, 169,119 shares were issued for Series I Preferred Stock conversion.

Subsequent to December 31, 2017, 3,886,930 shares were issued for services rendered.

Subsequent to December 31, 2017, a cashless warrant to purchase 1,335,000 shares was issued in connection with a services contract. The warrant is exercisable for three years at a price of $0.03 per share.

Notes Payable:

On January 19, 2018 the Company entered into a 12% convertible note with an unrelated entity in the amount of $83,500. The note is convertible into shares of the company at any time at a 60% discount of the lowest trading price for the prior 20 days to conversion. The Company received $75,000 cash pursuant to the terms of this Note as of the date of this Report.

On February 20, 2018 the Company entered into a 8% convertible line of credit with an unrelated entity in the amount of $78,750. The note is convertible into shares of the company at any time at a 60% discount of the lowest trading price for the prior 15 days to conversion. The Company received $75,000 cash pursuant to the terms of this Note as of the date of this Report.

On March 28, 2018 the Company entered into a 8% convertible line of credit with an unrelated entity in the amount of $100,000. The note is convertible into shares of he company at any time at a 60% discount of the lowest trading price for the prior 15 days to conversion. The Company received $95,000 cash pursuant to the terms of this Note as of the date of this Report.

On April 9, 2018 the Company entered into a 10% convertible line of credit with an unrelated entity in the amount of $145,000. The note is convertible into shares of he company at any time at a 60% discount of the lowest trading price for the prior 25 days to conversion. The Company received $131,000 cash pursuant to the terms of this Note as of the date of this Report.

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

2.            As of December 31, 2017, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this deficiency constitutes a material weakness.

3.            Lack of formal documentation over internal control procedures and environment.

4.            Lack of proper segregation of duties and multiple level of reviews.

5.            Lack of expertise in accounting of derivative liabilities.

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

Background of our officers and directors

Daniel Thompson, 67, Chairman of the Board of Directors. In June of 2010 Thompson was previously appointed Chairman and CEO of Cardiff Formerly a television and entertainment industry professional with a 30-year career that embraces network and cable advertising sales programming production and product placement, Mr. Thompson was president of Creative Entertainment Services, which he founded and successfully sold in a transaction. Mr. Thompson also co-founded and successfully sold an industry service company – Creative Television Marketing, a producer of short-form advertising concepts: Closed- Captioning Sponsorships, 10-Second Promotional Advertising vehicles, and network Game Show Merchandising. He also oversaw new business for A Creative Group, a full service entertainment marketing company. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha.

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

(1) Based on 64,414,091 shares of common stock issued and outstanding as of December 31, 2017.

Note: Daniel Thompson also owns 1 share of Preferred “A”, 720,000 shares of Preferred “B” and 1 share of Preferred “C”; and Alex Cunningham also owns 9,999 shares of Preferred “B” and 1 share of Preferred “C”, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of December 31, 2017 and 2016, the Company had $77,640 and $84,540 due to Daniel Thompson.

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

In addition, the Board of Directors of the Company approved to increase Daniel Thompson’s compensation to $25,000 per month from $20,000 effective January 1, 2017. Accordingly, a total salary of $300,00 and $180,000 were accrued and reflected as an expense to Daniel Thompson during the year ended December 31, 2017 and 2016, respectively. During September 2017, the Company issued 10,000,000 shares of Common Stock for forgiveness of $800,000 in accrued salaries. The accrued salaries payable to Daniel Thompson was $117,500 and $742,500 as of December 31, 2017 and December 31, 2016, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month in 2015 and $10,000 per month in 2016. Mr. Levy resigned on June 7, 2016. A total salary of $0 and $90,000 were accrued and reflected as an expense during the year ended December 31, 2017 and 2016, respectively. During September 2017, the Company issued 1,000,000 shares of Common Stock for forgiveness of $80,000 in accrued salaries. The total balance due to Mr. Levy for accrued salaries at December 31, 2017 and December 31, 2016 were $160,000 and $240,000, respectively.

The Company had an employment agreement with the Chief Operating Officer, Mr. Roberts, whereby the Company provided for compensation of $10,000 per month effective in June 2016. A total salary of $60,000 and $0 were accrued and reflected as an expense during the year ended December 31, 2017 and 2016, respectively. The total balance due to Mr. Roberts for accrued salaries at December 31, 2017 and December 31, 2016 were $-0- and $60,000, respectively. In addition, the Company agreed to grant Mr. Roberts stock options for a minimum of 300,000 shares of the Company's common stock at an exercise price of 50% of the current last ten (10) day stock average per share, and 600,000 shares of common stock as a key officer employment incentive to be earned and vested on a pro rata basis at 25,000 shares per month for twenty-four (24) months. The fair value of both 300,000 options and 600,000 shares were determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.226 per share. Accordingly, the accrued expense was $135,600 as of December 31, 2017. On August 8, 2017, Mr. Roberts accepted the offer from the Company to issue 3,000,000 common shares to supersede all his options and warrants in the employment agreement. Additionally, the Company issued 1,000,000 shares of Common Stock as a bonus to Mr. Roberts for his past service to the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.07 per share. Accordingly, the Company recognized stock based compensation of $70,000 to the consolidated statements of operations for the year ended December 31, 2017.

The Board of Directors of the Company approved to increase Chief Executive Officer, Mr. Cunningham’s compensation to $25,000 per month from $15,000 effective January 1, 2017. A total salary of $300,000 and $135,000 were accrued and reflected as an expense during the year ended December 31, 2017 and 2016, respectively. During September 2017, the Company issued 5,000,000 shares of Common Stock for forgiveness of $400,000 in accrued salaries. The total balance due to Mr. Cunningham for accrued salaries at December 31, 2017 and December 31, 2016 were $122,500 and $360,000, respectively.

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

As noted above, on September 15, 2017, the Company issued 19,000,000 shares of Common Stock to settle $1,415,600 in accrued salaries to current and former officers of the Company. Additionally, the Company issued 1,000,000 shares to a former employee as a one time bonus, valued at $70,000. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.07 per share. Accordingly, the Company reduced its accrued expenses by $1,415,600 and stock based compensation by $70,000.

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

	Year Ended December 31,	Year Ended December 31
	2017	2016
Legal and Accounting Fees	$95,000	$20,000
Tax Fees	0	0
All Other Fees	10,500	10,500
Total	$105,500	$30,500

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1*	Articles of Incorporation, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.2*	Articles of Amendment, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.3*	Articles of Amendment, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.4*	Articles of Amendment adopted July 18, 2012, (incorporated by reference to the Company’s Form 8-K/A filed with the SEC on August 9, 2012
3.5*	Articles of Incorporation dated August 22, 2014, (incorporated by reference to the Company’s Form 8-K filed with the SEC on September 15, 2014
3.6*	Bylaws, filed with the Company’s Form 8-K on September 15, 2014
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

*Previously filed.

** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 29th day of June 2018.

CARDIFF LEXINGTON CORP (FORMERLY CARDIFF INTERNATIONAL, INC.

/s/ Alex Cunningham
Alex Cunningham
Chief Executive Officer

/s/ Alex Cunningham
Alex Cunnningham
(Duly Authorized, Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Thompson	Chairman of the Board of Directors	June 29, 2018
Daniel Thompson

