Form 10-Q
period 2018-03-31
Cardiff Lexington Corp
filed 2018-06-29
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission File Number 000-49709

CARDIFF LEXINGTON CORP.

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

Yes ☐          No ☒

Common Stock outstanding at June 27, 2018 is 87,138,713 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORP.

For the Quarter ending March 31, 2018

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(Unaudited)

	2018	2017

ASSETS
Current assets
Cash	$102,922	$68,986
Accounts receivable-net	57,271	63,061
Inventory-net	46,928	46,928
Prepaid and other	26,922	11,631
Total current assets	234,043	190,606

Property and equipment, net of accumulated depreciation of $1,134,981 and $1,030,231, respectively	463,715	491,474
Land	603,000	603,000
Intangible assets, net	14,910	15,561
Deposits	16,600	16,600
Due from related party	4,020	1,820
Total assets	$1,336,288	$1,319,061

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities
Accounts payable	$254,783	$206,739
Accrued expenses	246,393	245,446
Accrued expenses - related parties	570,250	495,250
Interest payable	340,527	312,192
Accrued payroll taxes	1,314	2,047
Due to officers and shareholders	77,640	77,640
Line of credit	15,498	15,498
Common stock to be issued	500	500
Notes payable, unrelated party	205,838	215,979
Notes payable - related party	152,798	144,189
Convertible notes payable, net of debt discounts of $306,304 and $245,494, respectively	734,821	616,381
Convertible notes payable - related party	165,000	165,000
Derivative Liability	1,868,000	2,236,656
Income Tax payable	14,365	15,865
Total current liabilities	4,647,727	4,749,382

Total liabilities	4,647,727	4,749,382

Shareholders' (deficit)
Preferred stock
Preferred Stock all classes	6,293	8,849
Preferred Stock Series A - 4 Shares authorized, with par value of $.001, 1 and 1 share issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series B- 10,000,000 shares authorized, with par value of $.001, 2,797,205 and 2,788,205 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series C- 500 shares authorized, with par value of $.0.001, 117 and 117 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series D- 800,000 shares authorized, with par value of $.001, 400,000 and 400,000 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series E- 1,000,000 shares authorized, with par value of $.001, 241,199 and 241,199 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series F- 800,000 shares authorized, with par value of $.001, 280,069 and 280,069 shares issued and outstanding at March 31, 20187 and December 31, 2017
Preferred Stock Series F-1- 800,000 shares authorized, with par value of $.001, 57,193 and 57,193 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series G- 20,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series H- 4,859,379 shares authorized, with par value of $.001, 2,313,120 and 4,859,379 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series H-1- 3,000,000 shares authorized, with par value of $.001,0 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series I- 20,000,000 shares authorized, with par value of $.001, 203,655 and 203,655 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series J- 10,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series J1- 7,500,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series K- 9,607,840 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series K1-35,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2016
Common stock; 1,000,000,000 shares authorized with $0.001 par value; 77,933,093 and 66,029,791 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	77,934	66,031
Additional paid-in capital	45,810,406	45,608,151
Accumulated deficit	(49,206,072)	(49,113,352)
Total shareholders' equity (deficit)	(3,311,439)	(3,430,321)

Total liabilities and shareholders' equity (deficit)	$1,336,288	$1,319,061

The accompanying notes are an integral part of these unaudited financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	2018	2017

REVENUE
Rental income	$51,277	$46,010
Sales of pizza	147,296	134,237
Sales of ice cream	59,063	260,653
Sales to franchisees
Ice cream	7,793
Royalty fees	3,150
Other	–	3,745
Total revenue	268,579	444,645

COST OF SALES
Rental business	38,399	33,621
Pizza restaurants	98,456	94,303
Ice cream stores	82,155	151,305
Total cost of sales	219,010	279,229

GROSS MARGIN	49,569	165,416

OPERATING EXPENSES
Depreciation and amortization expense	3,258	–
Selling, general and administrative	418,515	610,741
Total operating cost	421,773	610,741

(LOSS) FROM OPERATIONS	(372,204)	(445,325)

OTHER INCOME (EXPENSE)
(Loss) from extinguishment of debt	–	(45,933)
Change in value of derivative liability	530,290	20,793
Interest expense	(49,366)	(25,637)
Amortization of debt discounts	(201,440)	(30,277)
Total other income (expenses)	279,484	(81,054)

NET INCOME (LOSS) FOR THE PERIOD	$(92,720)	$(526,379)

INCOME (LOSS) PER COMMON SHARE
-BASIC AND DILUTED	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES - BASIC AND DILUTED	67,969,435	30,153,144

The accompanying notes are an integral part of these unaudited financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(92,720)	$(526,379)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	22,463	43,685
Loss on extinguishment of debt	–	45,933
Amortization of loan discount	201,440	30,277
Change in value of derivative liability	(530,290)	(20,793)
Stock based compensation	11,074	58,750
Warrants expense	–	47,000
Convertible note issued for conversion cost reimbursement	4,500	–
Convertible note issued for services rendered	–	80,000
(Increase) decrease in:
Accounts receivable	5,790	(28,226)
Deposits	–	(5,422)
Prepaids and other	(15,291)	(2,200)
Increase(decrease) in:
Accounts payable	48,044	50,356
Accrued expenses	947	47,913
Interest payable	45,907	21,599
Taxes payable	(1,500)	(1,500)
Accrued payroll taxes	(733)	619
Accrued officers' salaries	75,000	135,000
Net cash used in operating activities	(225,369)	(23,388)

INVESTING ACTIVITIES
Disposal(Purchase) of fixed assets	5,947	(7,041)
Net cash provided by (used in) investing activities	5,947	(7,041)

FINANCING ACTIVITIES
Due from related party	(2,200)	(283)
Due to related party	4,878
Proceeds from sales of stock	–	20,000
Proceeds from convertible notes payable	257,090	115,000
Proceeds from notes payable -related party	8,609	–
Repayments of notes payable	(10,141)	–
Proceeds from line of credit	–	8,781
Repayments to line of credit	–	(16,788)
Net cash provided by financing activities	253,358	131,588

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,936	101,159

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	68,986	62,948

CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,922	$164,107

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$21,031	$5,140

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$87,500	$9,887
Series H Preferred Stock issued for prior year acquisition	$–	$728,907
Conversion of preferred H stock to common stock	$2,556	$7,294
Derivative liability at beginning of year	$–	$1,472,264
Derivative resolution upon conversion	$190,912	$–
Reclass derivative liabilities to additional paid in capital	$95,456	$62,000
Debt Discount from derivative liabilities	$257,090	$–

The accompanying notes are an integral part of these unaudited financial statements

CARDIFF LEXINGTON CORP.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2017 and 2016 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2017.

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff Lexington Corp. (“Cardiff”, the “Company”), a publicly held corporation.

In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, and income-producing commercial real estate properties, all designed to pay a dividend to the Company’s shareholders. The reason for this strategy was to protect the Company’s shareholders by acquiring businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December of 2013, the Company had negated more than 90% of all its debt; by the year end December 31, 2016, the Company had completed the acquisition of six businesses.

Description of Business

Cardiff is a holding company that adopted a new business model known as "Collaborative Governance.” To date, the Company is not aware of any other domestic holding company using the same business philosophy or governing policies.

To date, Cardiff consists of the following wholly-owned subsidiaries:

We Three, LLC (Affordable Housing Initiative) acquired on May 15, 2014;

Romeo’s NY Pizza acquired on June 30, 2014;

Edge View Properties, Inc acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016.

2.  BASIS OF PRESENTATION, AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Revenue Recognition

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

There was no impact to the opening balance of accumulated deficit or revenues for the quarter ended March 31, 2018, as a result of applying Topic 606.

The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

The Company generates revenue from our subsidiaries primarily on a cash basis for sale of food items and monthly rentals of mobile homes. As allowed by a practical expedient in Topic 606, the entity recognizes revenue in the amount to which the entity has a right to invoice. The term between invoicing and when payment is due is not significant.

Our segmented revenue is disclosed more fully in our financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of March 31, 2018, the Company had shareholders’ deficit of $3,311,439. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2017	$–	$–	$2,236,656	$2,236,656

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – March 31, 2018	$–	$–	$1,868,000	$1,868,000

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02,” Leases” (Topic 842) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or an operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect its adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption.  We have determined that no changes to our revenue recognition is required at this time. We adopted the new guidance on January 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of that date. See revenue recognition policy above for further details.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted the standard on January 1, 2018 and this amendment did not have a material impact on its consolidated financial statements.

3. ACCRUED EXPENSES

As of March 31, 2018, and December 31, 2017, the Company had accrued expenses of $816,643 and $740,696, respectively, consisted of the following:

	March 31, 2018	December 31, 2017

Accrued salaries – related party	$545,000	470,000
Lease payable – related party	25,250	25,250
Accrued expenses – other	246,393	245,446
Total	$816,643	740,696

4. NOTES PAYABLE

As of March 31, 2018, the company received $8,609 cash proceeds, from notes payable and repaid $10,141 in cash.

Notes payable at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018	December 31, 2017

Notes Payable – Unrelated Party	$205,838	$215,979
Notes Payable – Related Party	152,798	144,189
Total	358,636	360,168
Current portion	(358,636)	(360,168)
Long-term portion	$–	$–

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. No warrants had been exercised before the expiration. As of March 31, 2018, the Company is in default on this debenture. The balance of the note was $10,989 and $10,989 at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, the Company had lease payable of $134,653 in connection with 2 capital leases on 2 Mercedes Sprinter Vans for the ice cream section. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time. The leases are not in default at the current time.

The balance of $60,196 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations. The loans carry interest from 0% to 6% interest and are not currently in default.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at March 31, 2018 and December 31, 2017, respectively. Note 1 is currently in default.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at March 31, 2018 and December 31, 2017, respectively. Note 2 is currently in default.

As of March 31, 2018 and December 31, 2017, the Company also had note payable of $52,798 and $44,189, respectively, to the prior owner of Repicci’s Group.

5. CONVERTIBLE NOTES PAYABLE

Some of the Convertible Notes issued as described below included an anti-dilution provision that allowed for the adjustment of the conversion price. The Company considered the guidance provided by the FASB in “Determining Whether an Instrument Indexed to an Entity’s Own Stock,” the result of which indicates that the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that, as the conversion price of the Notes issued in connection therewith could fluctuate based future events, such prices were not fixed amounts. As a result, the Company determined that the conversion features of the Notes issued in connection therewith are not considered indexed to the Company’s stock and characterized the value of the conversion feature of such notes as derivative liabilities upon issuance. The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 6.

As of March 31, 2018, the company received $257,090 cash proceeds, from convertible notes payable and repaid $-0- in cash. The company recorded amortization of debt discount of $201,440 related to convertible notes, during the three-months ended March 31, 2018.

Convertible notes at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018	December 31, 2017

Convertible Notes Payable – Unrelated Party	$1,041,125	$861,875
Convertible Notes Payable – Related Party	165,000	165,000
Discount on Convertible Notes Payable - Unrelated Party	(306,304)	(245,494)
Total - Current	$899,821	$781,381

Convertible Notes Payable – Unrelated Party

During the three months ended March 31, 2018, the Company borrowed an aggregate of $250,000, net of original issue discounts and fees of $12,250, under convertible notes payable. As of March 31, 2018, and December 31, 2017, the Company had outstanding convertible notes payable of $899,821 and $781,381, net of unamortized discounts of $306,304 and $245,494, respectively. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 20% per annum and mature through March 2019. Aggregate amortization of the debt discounts on convertible debt for the three months ended March 31, 2018 and 2017 was $201,440 and $30,277, respectively.

Four of the above referenced convertible notes payable are convertible at $0.03 per share or 50% of market. Five of the above referenced convertible notes payable are convertible at $0.25 per share or 50% of market. One of the above referenced convertible notes payable are convertible at $0.30 per share or 50% of market. One of the above referenced notes is convertible at 40% of the lowest sale price of the common stock during the 10 consecutive trading days prior to the date of conversion. Two of the above referenced notes is convertible at 60% of the lowest sale price of the common stock during the 10 consecutive trading days prior to the date of conversion. One of the above referenced notes is convertible at 60% of the lowest sale price or bid (whichever is lower) of the common stock during the 20 consecutive trading days prior to the date of conversion. One of the above referenced notes is convertible at 60% of the lowest sale price of the common stock during the 20 consecutive trading days prior to the date of conversion. Two of the above referenced notes is convertible at 60% of the lowest sale price of the common stock during the 15 consecutive trading days prior to the date of conversion. As of March 31, 2018, eight of these convertible notes are in default and have default fees and default interest ranging from 5% to 20%.

During the three months ended March 31, 2018, the Company received conversion notices for $87,500 of convertible debt and $19,122 in interest and fees, which was converted into 8,300,108 shares.

Convertible Notes Payable – Related Party

Resulting from the tainted issue by the derivative financial instrument of the convertible notes, The Company determined that the conversion features contained in convertible note payable with related party carrying value represents an embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 6 for more information on derivative liabilities

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 is convertible into Common Shares of the Company at $0.03 per and interest of 12% per year, matured in August 2009, and is unsecured. The Company is currently in default on Debenture 1. The balance of Debenture 1 was $150,000 and $150,000 at March 31, 2018 and December 31, 2017, respectively. The Company recorded interest expense related to Debenture 1 in amount of $4,500 and $18,000 during the three month period ended March 31, 2018 and the year ended December 31, 2017, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 is convertible into Common Shares of the Company at $0.03 per and interest of 12% per year, matured in August 2009, and is unsecured. The Company is currently in default on Debenture 1. The balance of Debenture 2 was $15,000 and $15,000 at March 31, 2018 and December 31, 2017, respectively. The Company recorded interest expense related to Debenture 2 in amount of $450 and $1,800 during the three month period ended March 31, 20185 and the year ended December 31, 2017, respectively.

6. FAIR VALUE MEASUREMENT

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

As of March 31, 2018 and December 31, 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed are that of volatility and market price of the underlying common stock of the Company.

As of March 31, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2018, in the amount of $1,868,000 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2018:

Derivative Liability, December 31, 2017	2,236,656
Day 1 Loss	103,392
Discount from derivatives	257,090
Mark to market adjustment	(633,682)
Resolution of derivative liability upon conversion	(95,456)
Derivative Liability, March 31, 2018	1,868,000

Net gain for the period included in earnings relating to the liabilities held during the period ended March 31, 2018 was $530,290.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended March 31, 2018, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Lattice Bi-nominal Option Pricing Model and the following assumptions:

For the period ended
	March 31, 2018	December 31, 2017
Volatility	189.32%-226.70%	111.09% - 220.65%
Risk-free interest rate	1.44%-2.09%%	0.51% - 1.76%
Expected term	.07-1	.02-1

Warrants

The table below sets forth the assumptions for Black-Scholes valuation model on March 31, 2018.

Three Month Period Ended March 31, 2018
Volatility	485%
Risk-free interest rate	2.27%
Expected term	1.87

7. CAPITAL STOCK

Series B Preferred Stock

During the first quarter of 2018, 10,000 shares of Series B Preferred Stock were converted into 50,000 shares of Common Stock of the Company per the preferred shareholder’s instructions.

Series H Preferred Stock

During the three months ended March 31, 2018, 2,546,259 shares of Series H Preferred Stock were converted into 3,182,824 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Common Stock

During the three months ended March 31, 2018, the Company received conversion notices for $87,500 of convertible debt and $19,122 in interest and fees, which was converted into 8,300,108 shares.

On February 27,2018, the Company issued 370,370 shares to a third-party consultant. The fair market value of the shares on the date of issuance was $0.02995 per share.

8. COMMITMENTS AND CONTINGENCIES

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

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein

9. SEGMENT REPORTING

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

The number of franchise agreements in force as of December 31, 2017 was 48, five of which are “mobile” unites.

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

	For the three months ended
	March 31, 2018	March 31, 2017
Revenues:
We Three	$51,277	$46,010
Romeo’s NY Pizza	147,296	134,237
Repicci’s Group	70,005	260,653
Others	–	3,745
Consolidated revenues	$268,578	$444,645

Cost of Sales:
We Three	$38,399	$33,621
Romeo’s NY Pizza	98,456	94,303
Repicci’s Group	82,155	151,305
Others	–	–
Consolidated cost of sales	$219,010	$279,229

Income (Loss) before taxes
We Three	$10,192	$15,043
Romeo’s NY Pizza	2,027	(38,954)
Repicci’s Group	(56,694)	37,598
Others	(48,245)	(540,066)
Consolidated loss before taxes	$(92,720)	$(526,379)

	As of	As of
	March 31, 2018	December 31, 2017
Assets:
We Three	$245,724	$235,532
Romeo’s NY Pizza	157,876	158,551
Repicci’s Group	284,357	293,216
Others	648,331	631,762
Combined assets	$1,336,288	$1,319,061

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

On April 3, 2018, the Board of Directors of Cardiff increased the authorized to One Billion (1,000,000,000) shares of Common Stock, par value of $0.001.

Notes payable:

On April 9, 2018 the Company entered into a 10% convertible line of credit with an unrelated entity in the amount of $145,000. The note is convertible into shares of the company at any time at a 60% discount of the lowest trading price for the prior 25 days to conversion. The Company received $131,000 cash pursuant to the terms of this Note as of the date of this Report

Stock Issuances:

Subsequent to March 31, 2018 3,516,560 shares were issued for services rendered.

Subsequent to March 31, 2018 3,027,764 shares were issued for conversion of 2,313,120 preferred H shares.

Subsequent to March 31, 2018 4,107,877 shares were issued for debt conversion.

Subsequent to March 31, 2018 169,119 shares were issued for conversion of 112,746 preferred I shares.

Subsequent to March 31 2018, a cashless warrant to purchase 1,335,000 shares was issued in connection with a services contract. The warrant is exercisable for three years at a price of $0.03 per share.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included in this report. For ease of reference, “the Company”, “we,” “us” or “our” refer to Cardiff Lexington Corp., and Legacy Card Company, Inc. (d/b/a: Mission Tuition) unless otherwise stated.

Cautionary Statement Concerning Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Cardiff Lexington Corp. and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenue and income of Cardiff Lexington Corp., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Cardiff Lexington Corp. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company assumes no obligation and does not intend to update these forward looking statements, except as required by law.

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

For the fiscal years ended December 31, 2017 and December 31, 2016, our accountants have expressed concern about our ability to continue as a going concern due to our continued net losses and need for additional capital. However, we believe our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to acquire profitable businesses within Cardiff; and

•	our ability to generate substantial revenues; and

•	our ability to obtain additional financing

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

Overview

Cardiff Lexington Corp., is currently structured as a company with holdings of various companies.

CARDIFF LEXINGTON CORP., is a public Holding company utilizing a new form of Collaborative Governance™*. Cardiff targets acquisitions of undervalued, niche companies with high growth potential, income-producing businesses, including commercial real estate properties all of which offer high returns for our investors. Our goal is to provide a form of governance enabling businesses to take advantage of the power of a public company without losing management control. Cardiff provides companies the ability to raise money and investors a low risk environment that protects their investment.

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

ROMEO'S NY PIZZA, INC.: Romeo's NY Pizza - Established in Paterson, New Jersey in 1945. Romeo's NY Pizza makes authentic NY pizza, making their dough in-house, using the finest cheese and ingredients available. No soggy crust or watered down pizza sauce, only the best. They also serve Chicken Wings, Philly Steak Subs, Calzones and Salads. Romeo's NY Pizza is currently in negotiations to open a "quick serve" Romeo's location in the Hartsfield International Airport in Atlanta.

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

Results of Operations

We had revenues in the amount of $268,578 for the three months ended March 31, 2018 compared to revenues of $444,645 for the three months ended March 31, 2017, an decrease of 40%. Since we had various acquisitions over the past year, the decrease in revenues is primarily attributable the sale of a franchise and truck in the three months ended March 31, 2017 that did not occur during the same period for 2018. A revenue breakdown by segment is as follows:

	For the three months ended
	March 31,	March 31,
	2018	2017
Revenues:
We Three	$51,277	$46,010
Romeo’s NY Pizza	147,296	134,237
Repicci’s Group	70,005	260,653
Others	–	3,745
Consolidated revenues	$268,578	$444,645

The decrease in revenues from sales of ice cream during this reporting period were attributable to a change in the business model to a franchisee system weather. We anticipate better results as we fully implement this new business model.

We had costs of sales in the amount of $219,010 for the three months ended March 31, 2018 compared to costs of sales in the amount of $279,229 for the three months ended March 31, 2017. The costs of sales for the periods related to each segment are as follows:

	For the three months ended
	March 31,	March 31,
	2018	2017
Cost of Sales:
We Three	$38,399	$33,621
Romeo’s NY Pizza	98,456	94,303
Repicci’s Group	82,155	151,305
Others	–	–
Consolidated cost of sales	$219,010	$279,229

The decrease in cost of sales was primarily attributable to the Repicci’s Group, due the decrease in revenue.

We had operating expenses of $418,515 for the three months ended March 31, 2018 compared to operating expenses of $610,741 for the three months ended March 31, 2017. The decrease in operating expenses during the period was primarily due to our focus on improving profitability. Additionally, stock based compensation decreased to $11,074 for the period compared to $58,750 for the same period in 2017.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2018, we had $102,922 in cash and cash equivalents and total assets amounted to $1,336,288. At December 31, 2017 we had $68,986 of cash and cash equivalents, and total assets amounted to $1,319,061.

Net cash used in operating activities was $225,369 and $23,388 for the three months ended March 31, 2018 and 2017, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $92,720 and $526,379, respectively. These amounts were partially offset by increases in accounts payable, accrued expenses and accrued officer salaries during the 2018 period. In the 2017 period, the negative cash flows from operating activities were partially offset by increases in accrued expenses and accrued officer salaries.

Net cash provided by investing activities was $5,947 for the three months ended March 31, 2018, compared to net cash used in investing activities of $7,041 for the same period in 2017. Cash flows provided by and used in investing activities for both periods were due to fixed asset purchases and sales related to our mobile home leasing business.

Net cash provided by financing activities was $253,358 and $131,588 for three months ended March 31, 2018 and 2017, respectively. The cash flows from financing activities during the three months ended March 31, 2018 were attributable to proceeds of $257,090 from the issuances of convertible notes payable. For the 2017 period we had cash proceeds of $20,000 from sales of stock and proceeds of $115,000 from the issuances of convertible notes payable.

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

Off Balance Sheet Arrangements

As of March 31, 2018, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended March 31, 2018.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated: June 29, 2018	CARDIFF LEXINGTON CORP.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Accounting Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

