Form 10-Q
period 2018-06-30
Cardiff Lexington Corp
filed 2018-08-20
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐          No ☒

Common Stock outstanding at August 16, 2018 is 155,195,233 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORP.

For the Quarter ending June 30, 2018

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF June 30, 2018 AND DECEMBER 31, 2017

	(Unaudited)	(Audited)
	2018	2017
ASSETS

Current assets
Cash	$154,020	$68,986
Accounts receivable-net	84,229	63,061
Inventory-net	46,928	46,928
Prepaid and other	25,731	11,631
Total current assets	310,908	190,606

Property and equipment, net of accumulated depreciation of $882,221 and $838,736, respectively	336,447	491,474
Land	603,000	603,000
Intangible assets, net	–	15,561
Deposits	19,600	16,600
Due from related party	–	1,820
Total assets	$1,269,955	$1,319,061

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$327,884	$206,739
Accrued expenses	245,127	245,446
Accrued expenses - related parties	710,250	495,250
Interest payable	364,762	312,192
Accrued payroll taxes	446	2,047
Due to officers and shareholders	68,850	77,640
Line of credit	8,450	15,498
Common stock to be issued	500	500
Notes payable, unrelated party	98,379	215,979
Notes payable - related party	152,798	144,189
Convertible notes payable, net of debt discounts of $300,284 and $245,494, respectively	878,056	616,381
Convertible notes payable - related party	165,000	165,000
Derivative Liability	1,983,308	2,236,656
Income Tax payable	12,865	15,865
Total current liabilities	5,016,675	4,749,382

Total liabilities	5,016,675	4,749,382

Shareholders' (deficit)
Preferred stock
Preferred Stock all classes	3,776	8,849
Preferred Stock Series A - 4 Shares authorized, with par value of $.001, 1 and 1 share issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series B - 10,000,000 shares authorized, with par value of $.001, 2,797,205 and 2,798,205 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series C - 500 shares authorized, with par value of $.0.001, 117 and 117 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series D - 800,000 shares authorized, with par value of $.001, 400,000 and 400,000 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series E- 1,000,000 shares authorized, with par value of $.001, 241,199 and 241,199 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series F- 800,000 shares authorized, with par value of $.001, 280,069 and 280,069 shares issued and outstanding at March 31, 20187 and December 31, 2017
Preferred Stock Series F-1- 800,000 shares authorized, with par value of $.001, 57,193 and 57,193 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series G- 20,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series H- 4,859,379 shares authorized, with par value of $.001, 2,313,120 and 4,859,379 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series H-1- 3,000,000 shares authorized, with par value of $.001,0 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series I- 20,000,000 shares authorized, with par value of $.001, 203,655 and 203,655 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series J- 10,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series J1- 7,500,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series K- 9,607,840 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock Series K1-35,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2016
Common stock; 500,000,000 shares authorized with $0.001 par value; 88,754,412 and 66,029,791 shares issued and outstanding at March 31, 20187 and December 31, 2017, respectively	88,755	66,031
Additional paid-in capital	45,970,690	45,608,151
Accumulated deficit	(49,809,941)	(49,113,352)
Total shareholders' (deficit)	(3,746,720)	(3,430,321)

Total liabilities and shareholders' (deficit)	$1,269,955	$1,319,061

The accompanying notes are an integral part of these unaudited consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30

	2018	2017	2018	2017

REVENUE
Rental income	$47,386	$48,687	$98,663	$94,697
Sales of pizza	156,719	150,640	304,015	284,877
Sales of ice cream	148,326	270,521	207,389	401,124
Sales to franchisees
Ice cream	85,282	41,917	93,075	41,917
Franchise fees	120,000	43,321	120,000	168,321
Royalty fees	3,150	5,400	6,300	10,450
Other	–	–	–	3,745
Total revenue	560,863	560,486	829,442	1,005,131

COST OF SALES
Rental business	75,089	45,566	113,488	79,187
Pizza restaurants	114,391	106,253	212,847	200,556
Ice cream stores	198,575	420,956	280,730	572,261
Other	–	–	–	–
Total cost of sales	376,912	572,775	595,922	852,004

GROSS MARGIN	183,951	(12,289)	233,520	153,127

OPERATING EXPENSES
Depreciation and amortization expense	10,870	–	14,128	–
Selling, general and administrative	557,777	621,310	976,292	1,232,051
Total operating cost	579,790	621,310	1,001,563	1,232,051

(LOSS) FROM OPERATIONS	(395,839)	(633,599)	(768,043)	(1,078,924)

OTHER INCOME (EXPENSE)
Other Income	1,580	–	1,580	–
(Loss) from extinguishment of debt	–	–	–	(45,933)
Change in value of derivative liability	51,396	(996)	581,686	19,797
Gain/(loss) on sale of assets	15,070	–	15,070	–
Interest expense	(42,556)	(25,717)	(91,922)	(51,354)
Amortization of debt discounts	(233,520)	(113,362)	(434,960)	(143,639)
Total other income (expenses)	(208,030)	(140,075)	71,454	(221,129)

NET (LOSS) FOR THE PERIOD	$(603,869)	$(773,674)	$(696,589)	$(1,300,053)

(LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	84,184,883	37,710,275	76,692,959	33,943,629

The accompanying notes are an integral part of these unaudited consolidated financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

(Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(696,589)	$(1,300,053)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	70,840	85,486
Loss (gain) from disposal of fixed assets	(15,070)	–
Loss (gain) on extinguishment of debt	–	45,933
Amortization of loan discount	434,960	143,639
Change in value of derivative liability	(581,686)	(19,797)
Stock based compensation	86,751	300,216
Warrants expense	–	67,799
Convertible note issued for conversion cost reimbursement	3,000	4,000
Convertible note issued for services rendered	–	80,000
(Increase) decrease in:
Accounts receivable	(21,169)	(115,402)
Inventory	–	5,141
Deposits	–	(5,422)
Prepaids and other	(14,100)	8,826
Other assets	(3,000)	–
Increase(decrease) in:
Accounts payable	121,146	69,606
Accrued expenses	(319)	(50,614)
Interest payable	95,972	43,705
Taxes payable	(3,000)	(3,000)
Accrued payroll taxes	(1,601)	703
Accrued officers' salaries	215,000	310,600
Net cash used in operating activities	(308,865)	(328,634)

INVESTING ACTIVITIES
Disposal (Purchase) of fixed assets	114,818	(7,041)
Net cash provided by (used in) investing activities	114,818	(7,041)

FINANCING ACTIVITIES
Due from related party	–	(3,650)
Due to related party	(6,970)	28,953
Proceeds from sales of stock	–	40,000
Proceeds from convertible notes payable	402,090	465,000
Proceeds from notes payable -related party	8,609	–
Repayments of convertible notes payable	–	(10,000)
Repayments of notes payable	(117,600)	(33,958)
Proceeds from line of credit	–	7,891
Repayments to line of credit	(7,048)	–
Net cash provided by financing activities	279,081	494,236

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,034	158,561

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	68,986	62,948

CASH AND CASH EQUIVALENTS, END OF PERIOD	$154,020	$221,509

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$43,402	$5,140

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$137,187	$41,057
Series H Preferred Stock issued for prior year acquisition	$–	$728,907
Conversion of preferred stock to common stock	$5,073	$8,477
Derivative resolution upon conversion	$–	$(1,243,708)
Reclass derivative liabilities to additional paid in capital	$156,252	$–
Debt Discount from derivative liabilities	$484,590	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements

CARDIFF LEXINGTON CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016.

2.  BASIS OF PRESENTATION, AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

There was no impact to the opening balance of accumulated deficit or revenues for the six months ended June 30, 2018, as a result of applying Topic 606.

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

Our segmented revenue is disclosed more fully in our financial statements, see footnote 9 for further details.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of June30, 2018, the Company had shareholders’ deficit of $3,746,720. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2018, the Company disposed fixed asset through sales of assets and transfer and sales of assets related to a franchise sale, the related liabilities such as notes payable (see Note 3 for further details), resulting in net cash flow of $114,818 and a gain on sale of assets $15,050 from disposal of fixed assets.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2017	$–	$–	$2,236,656	$2,236,656

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – June 30, 2018	$–	$–	$1,983,308	$1,983,308

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption.  We have determined that no changes to our revenue recognition is required at this time. We adopted the new guidance on January 1, 2018. See revenue recognition policy above for further details.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted the standard on January 1, 2018, the Company has determined that there is no material impact on the financial statements.

3. ACCRUED EXPENSES

As of June 30, 2018, and December 31, 2017, the Company had accrued expenses of $955,377 and $740,696, respectively, consisted of the following:

	June 30, 2018	December 31, 2017

Accrued salaries – related party	$685,000	470,000
Lease payable – related party	25,250	25,250
Accrued expenses – other	245,127	245,446
Total	$955,377	740,696

4. NOTES PAYABLE

For the six months ended June 30, 2018, the company received $0 cash proceeds, from a line of credit and repaid $7,048 in cash.

Notes payable at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018	December 31, 2017

Notes Payable – Unrelated Party	$98,379	$215,979
Notes Payable – Related Party	152,798	144,189
Total	251,177	360,168
Current portion	(251,177)	(360,168)
Long-term portion	$–	$–

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. No warrants had been exercised before the expiration. As of June 30, 2018, the Company is in default on this debenture. The balance of the note was $10,989 and $10,989 at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the Company had lease payable of $55,570 in connection with 2 capital leases on 2 Mercedes Sprinter Vans for the ice cream section and 2 auto loans related to our pizza business. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time. The leases are not in default at the current time.

The balance of $31,820 in notes payable to unrelated party was due to the auto loans for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations. The loans carry interest from 0% to 6% interest and are not currently in default.

During the period ended June 30, 2018, the Company sold and or disposed of assets related to one of its subsidiaries and in turn transferred and paid in full two notes related to automobiles in addition to reductions related to scheduled payments, reducing our outstanding unrelated party notes payable by $117,600.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at June 30, 2018 and December 31, 2017, respectively. Note 1 is currently in default.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at June 30, 2018 and December 31, 2017, respectively. Note 2 is currently in default.

As of June 30, 2018 and December 31, 2017, the Company also had note payable of $52,798 and $44,189, respectively, to the prior owner of Repicci’s Group. For the six months ended June 30, 2018, a related party loaned the Company $8,609, which is due on demand at no interest.

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

As of June 30, 2018, the company received $402,090 net cash proceeds, from convertible notes payable and repaid $-0- in cash. The company recorded amortization of debt discount of $201,440 and $434,960 related to convertible notes, during the three and six-months ended June 30, 2018, respectively.

Convertible notes at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018	December 31, 2017

Convertible Notes Payable – Unrelated Party	$1,178,340	$861,875
Convertible Notes Payable – Related Party	165,000	165,000
Discount on Convertible Notes Payable - Unrelated Party	(300,284)	(245,494)
Total - Current	$1,043,056	$781,381

Convertible Notes Payable – Unrelated Party

During the six months ended June 30, 2018, the Company borrowed an aggregate of $395,000, net of original issue discounts and fees of $12,250, under convertible notes payable. As of June 30, 2018, and December 31, 2017, the Company had outstanding convertible notes payable of $1,043,056 and $781,381, net of unamortized discounts of $300,284 and $245,494, respectively. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 20% per annum and mature through April 2019. Aggregate amortization of the debt discounts on convertible debt for the three and six-months ended June 30, 2018 and 2017 was $233,520 and $434,960 and $30,277 and $143,639, respectively.

Four of the above referenced convertible notes payable are convertible at $0.03 per share or 50% of market. Five of the above referenced convertible notes payable are convertible at $0.25 per share or 50% of market. One of the above referenced convertible notes payable are convertible at $0.30 per share or 50% of market. One of the above referenced notes is convertible at 40% of the lowest sale price of the common stock during the 10 consecutive trading days prior to the date of conversion. Two of the above referenced notes is convertible at 60% of the lowest sale price of the common stock during the 10 consecutive trading days prior to the date of conversion. One of the above referenced notes is convertible at 60% of the lowest sale price or bid (whichever is lower) of the common stock during the 20 consecutive trading days prior to the date of conversion. One of the above referenced notes is convertible at 60% of the lowest sale price of the common stock during the 20 consecutive trading days prior to the date of conversion. Two of the above referenced notes is convertible at 60% of the lowest sale price of the common stock during the 15 consecutive trading days prior to the date of conversion. One of the above referenced notes is convertible at 60% of the lowest trading price of the common stock during the 25 consecutive trading days prior to the date of conversion. As of June 30, 2018, twelve of these convertible notes are in default and have default fees and default interest ranging from 5% to 20%.

During the three and six months ended June 30, 2018, the Company received conversion notices for $7,785 and $95,285 of convertible debt and $21,780 and $41,902 in interest and fees, respectively, which was converted into 4,107,877 and 12,407,985 shares, respectively.

Convertible Notes Payable – Related Party

Resulting from the tainted issue by the derivative financial instrument of the convertible notes, The Company determined that the conversion features contained in convertible note payable with related party carrying value represents an embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 6 for more information on derivative liabilities.

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 is convertible into Common Shares of the Company at $0.03 per and interest of 12% per year, matured in August 2009, and is unsecured. The Company is currently in default on Debenture 1. The balance of Debenture 1 was $150,000 and $150,000 at June 30, 2018 and December 31, 2017, respectively.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 is convertible into Common Shares of the Company at $0.03 per and interest of 12% per year, matured in August 2009, and is unsecured. The Company is currently in default on Debenture 1. The balance of Debenture 2 was $15,000 and $15,000 at June 30, 2018 and December 31, 2017, respectively.

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

As of June 30, 2018 and December 31, 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2018, in the amount of $1,272,044 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three and six months ended June 30, 2018:

Derivative Liability, December 31, 2017	2,236,656
Day 1 Loss	103,392
Discount from derivatives	257,090
Mark to market adjustment	(633,682)
Resolution of derivative liability upon conversion	(95,456)
Derivative Liability, March 31, 2018	1,868,000

Day 1 Loss	293,416
Discount from derivatives	227,500
Mark to market adjustment	(344,812)
Resolution of derivative liability upon conversion	(60,796)
Derivative Liability, June 30, 2018	1,983,308

Net gain for the period included in earnings relating to the liabilities held during the period ended June 30, 2018 was $581,687.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended June 30, 2018, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Lattice Bi-nominal Option Pricing Model and the following assumptions:

For the period ended
	June 30, 2018	December 31, 2017
Volatility	166.55%-240.09%	111.09% - 220.65%
Risk-free interest rate	1.90%-2.33%%	0.51% - 1.76%
Expected term	.02-5.14	.02-1.00

Warrants

The table below sets forth the assumptions for Black-Scholes valuation model on June 30, 2018.

Six Month Period Ended June 30, 2018
Volatility	240%
Risk-free interest rate	2.63%
Expected term	2.73

7. CAPITAL STOCK

Series B Preferred Stock

During the six months ended June 30, 2018, 10,000 shares of Series B Preferred Stock were converted into 50,000 shares of Common Stock of the Company per the preferred shareholder’s instructions.

Series H Preferred Stock

During the six- months ended June 30, 2018, 4,859,469 shares of Series H Preferred Stock were converted into 6,074,223 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Series I Preferred Stock

During the six months ended June 30, 2018, 203,655 shares of Series I Preferred Stock were converted into 305,483 shares of Common Stock of the Company per the preferred shareholder’s instruction.

Common Stock

See Note 5 for further issuance information related to conversion of debt to common stock.

During the six months ended June 30, 2018, the Company issued 3,886,930 shares to third-party consultants. The fair market value of the shares on the date of issuances was $0.0186 to $0.0247 per share, at a total cost of $86,751.

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

The number of franchise agreements in force as of June 30, 2018 was 48, five of which are “mobile” unites.

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

	For the three months ended
	June 30, 2018	June 30, 2017
Revenues:
We Three	$47,386	$48,687
Romeo’s NY Pizza	156,719	150,640
Repicci’s Group	356,758	361,159
Total revenues	$560,863	$560,486

Cost of Sales:
We Three	$75,089	$45,566
Romeo’s NY Pizza	114,391	106,253
Repicci’s Group	198,575	420,956
Total cost of sales	$376,912	$572,775

Income (Loss) before taxes
We Three	$(27,410)	$27,260
Romeo’s NY Pizza	25,723	11,480
Repicci’s Group	142,670	(155,027)
Others	(744,852)	(657,387)
Net (loss) for the period	$(603,869)	$(773,674)

	For the six months ended
	June 30, 2018	June 30, 2017
Revenues:
We Three	$98,663	$94,697
Romeo’s NY Pizza	304,015	284,877
Repicci’s Group	426,764	621,812
Others	–	3,745
Total revenues	$829,442	$1,005,131

Cost of Sales:
We Three	$113,488	$79,187
Romeo’s NY Pizza	212,847	200,556
Repicci’s Group	280,730	572,261
Totalcost of sales	$595,922	$852,004

Income (Loss) before taxes
We Three	$(17,218)	$42,303
Romeo’s NY Pizza	27,750	(27,474)
Repicci’s Group	85,976	(117,429)
Others	(793,097)	(1,197,453)
Net (loss) for the period	$(696,589)	$(1,300,053)

	As of	As of
	June 30, 2018	December 31, 2017
Assets:
We Three	$313,677	$235,532
Romeo’s NY Pizza	95,527	158,551
Repicci’s Group	272,965	293,216
Others	587,785	631,762
Total assets	$1,269,955	$1,319,061

10. RELATED PARTY TRANSACTIONS

Due to Officers

During the six months ended June 30, 2018, the Company repaid a total of $6,970 to officers.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June30, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

Red Rock Travel Group: Cardiff Lexington Corporation (OTCQB:CDIX) and Red Rock Travel Group (Private: “Red Rock Travel Group”) in July 2018 signed a definitive merger agreement under which Red Rock Travel Group will merge into Cardiff Lexington as its wholly owned subsidiary has been completed effected July 30th, 2018. In connection with the closing of the acquisition, on July 30th, 2018 a Preferred “K” Class of stock with a par value of $0.001 was established and issued. The Preferred “K” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.021 per share for a total of 8,200,562 representing a value of $175,000. These Preferred “K” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Forward Acquisition Agreement.

PLATINUM TAX DEFENDERS: Cardiff Lexington Corporation (OTCQB:CDIX) and Platinum Tax Defenders (Private: “Platinum Tax Defenders”) as previously announced on July 18th, 2018 signing a definitive merger agreement under which Platinum Tax Defenders will merge into Cardiff Lexington as its wholly owned subsidiary has been completed effected July 30th, 2018. Audited financials will follow in an upcoming 8-K within the required 75-day period following the closing. In connection with the closing of the acquisition, on July 30th, 2018 a Preferred “L” Class of stock with a par value of $0.001 was established and issued. The Preferred “L” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.013 per share for a total of 98,307,692 representing a value of $1,278,000. These Preferred “L” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement.

Notes payable:

LEONITE CAPITAL: The Company issued a $1,060,400 thirty (30) month convertible secured promissory note at 12% annual interest to Leonite Capital, LLC, a Delaware limited liability company. This note provides residual ownership of 10% of Platinum Tax Defenders; a default interest; default penalty, 4,000,000 warrants exercisable at $0.04 per share; prepayment clause; a 40% conversion discount; key man insurance policy; and Piggyback rights.

AUCTUS CAPITAL: the company entered into a Securities Purchase Agreement dated April 9, 2018 (the "Agreement") , by and between the Corporation and Auctus Fund, LLC, in connection with the issuance of the 10% convertible note, in the aggregate principal amount of $145,000.00 (the "Note"), convertible into shares of common stock, $0.001 par value per share, (the "Common Stock"), upon the terms and subject to the limitations and conditions set forth in such Note, along with an irrevocable letter agreement with Standard Registrar and Transfer Co., Inc., the Company's transfer agent (the "Transfer Agent"), with respect to the reserve of shares of common stock to be issued upon any conversion of the Note; the issuance of such shares of common stock in connection with a conversion of the Note; and the indemnification of the Transfer Agent for all loss, liability, or expense in carrying out the authority and direction contained in the irrevocable letter agreement (the "Letter Agreement").

Stock Issuances:

Subsequent to June 30, 2018 68,056,520 shares were issued for debt conversion, interest and fees, of approximately $266,000.

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

Subsequent Events

Red Rock Travel Group: Cardiff Lexington Corporation (OTCQB:CDIX) and Red Rock Travel Group (Private: “Red Rock Travel Group”) in July 2018 signed a definitive merger agreement under which Red Rock Travel Group will merge into Cardiff Lexington as its wholly owned subsidiary has been completed effected July 30th, 2018. In connection with the closing of the acquisition, on July 30th, 2018 a Preferred “K” Class of stock with a par value of $0.001 was established and issued. The Preferred “K” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.021 per share for a total of 8,200,562 representing a value of $175,000. These Preferred “K” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Forward Acquisition Agreement.

PLATINUM TAX DEFENDERS: Cardiff Lexington Corporation (OTCQB:CDIX) and Platinum Tax Defenders (Private: “Platinum Tax Defenders”) as previously announced on July 18th, 2018 signing a definitive merger agreement under which Platinum Tax Defenders will merge into Cardiff Lexington as its wholly owned subsidiary has been completed effected July 30th, 2018. Audited financials will follow in an upcoming 8-K within the required 75-day period following the closing. In connection with the closing of the acquisition, on July 30th, 2018 a Preferred “L” Class of stock with a par value of $0.001 was established and issued. The Preferred “L” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.013 per share for a total of 98.307,692 representing a value of $1,278,000. These Preferred “L” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement.

LEONITE CAPITAL: The Company issued a $1,060,400 thirty (30) month convertible secured promissory note at 12% annual interest too Leonite Capital, LLC, a Delaware limited liability company. This note provides residual ownership of 10% of Platinum Tax Defenders; a default interest; default penalty, 4,000,000 warrants exercisable at $0.04 per share; prepayment clause; a 40% conversion discount; key man insurance policy; and Piggyback rights.

Auctus CapitaL: The Company entered into a Securities Purchase Agreement dated April 9, 2018 (the "Agreement"), by and between the Corporation and Auctus Fund, LLC, in connection with the issuance of the 10% convertible note of the Company in the aggregate principal amount of $145,000.00 (the "Note"), convertible into shares of common stock, $0.001 par value per share, of the Company (the "Common Stock"), upon the terms and subject to the limitations and conditions set forth in such Note, along with an irrevocable letter agreement with Standard Registrar and Transfer Co., Inc., the Company’s transfer agent (the "Transfer Agent"), with respect to the reserve of shares of common stock to be issued upon any conversion of the Note; the issuance of such shares of common stock in connection with a conversion of the Note; and the indemnification of the Transfer Agent for all loss, liability, or expense in carrying out the authority and direction contained in the irrevocable letter agreement (the "Letter Agreement").

Results of Operations

We had revenues of $560,864 and $829,442 for the three and six months ended June 30, 2018, respectively, compared to revenues of $560,486 and $1,005,131 for the same periods in 2017, an increase of less than one percent and a decrease of 32%, respectively. We have had various acquisitions over the past two years, and during the current period we have changed the business model to a franchise model for our ice cream operation, which is reflected in the changes in revenues. A revenue breakdown by segment is as follows:

	For the three months ended
	June 30, 2018	June 30, 2017
Revenues:
We Three	$47,386	$48,687
Romeo’s NY Pizza	156,719	150,640
Repicci’s Group	356,758	361,159
Consolidated revenues	$560,863	$560,486

	For the six months ended
	June 30, 2018	June 30, 2017
Revenues:
We Three	$98,663	$94,697
Romeo’s NY Pizza	304,015	284,877
Repicci’s Group	426,764	621,812
Others	–	3,745
Consolidated revenues	$829,442	$1,005,131

The increase in revenues from sales of pizza during this reporting period were attributable to the increased year over year results. We currently have one pizza store open in 2018. The impact from such increase was offset by the decrease in revenues from Repicci’s Group. During 2018, as previously discussed we are changing the business model to a franchise model for our ice cream operation, which reflected in lower revenues, but higher gross profit.

We had costs of sales of $376,912 and $595,922 for the three and six months ended June 30, 2018 compared to costs of sales of $572,775 and $852,004 for the same periods June 30, 2017. The costs of sales for the periods related to each segment are as follows:

	For the three months ended
	June 30, 2018	June 30, 2017
Cost of Sales:
We Three	$75,089	$45,566
Romeo’s NY Pizza	114,391	106,253
Repicci’s Group	198,575	420,956
Consolidated cost of sales	$376,912	$572,775

	For the six months ended
	June 30, 2018	June 30, 2017

Cost of Sales:
We Three	$113,488	$79,187
Romeo’s NY Pizza	212,847	200,556
Repicci’s Group	280,730	572,261
Consolidated cost of sales	$595,922	$852,004

The decrease in cost of sales was primarily attributable to the cost of sales of Repicci’s Group, which is a result of the change in the business model to a franchise model and lower salaries for our ice cream operation , which reflected in lower revenues, but higher gross profit.

We had operating expenses of $579,790 and $1,001,563 for the three and six months ended June 30, 2018 compared to operating expenses of $621,310 and $1,232,051 for the three and six months ended June 30, 2017. The decrease in operating expenses during the six-month period was primarily due to our decrease in professional fees associated. Additionally, stock based compensation decreased to $86,751 for the six month period compared to $300,216 for the same period in 2017.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2018, we had $154,020 in cash and cash equivalents and total assets amounted to $1,269,955. At December 31, 2017 we had $68,986 in cash and cash equivalents and total assets amounted to $1,319,061.

Net cash used in operating activities was $328,798 and $328,634 for the six months ended June 30, 2018 and 2017, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $696,589 and $1,300,053, respectively. These amounts were partially offset by non-cash expenses related to depreciation, amortization of debt discount and stock based compensation which were $59,697, $434,960 and $86,751, respectively. We also had increases in accounts payable and accrued officers’ salaries of $121,146 and $215,000, respectively. In the 2017 period, these amounts were partially offset by non-cash expenses related to depreciation, amortization of debt discount and stock based compensation which were $85,486, $143,639 and $300,216, respectively. We also had increases in accounts payable and accrued officers’ salaries of $69,606 and $310,600, respectively.

Net cash provided by investing activities was $125,961 for the six months ended June 30, 2018, compared to Net cash used in investing activities was $7,041 for the same period in 2017. Cash flows used in investing activities for the 2017 period was solely due to purchase of fixed assets. There were proceeds from sales of fixed assets in amount of $120,014 during the six months ended June 30, 2017, which was related to our mobile home leasing business.

Net cash provided by financing activities was $287,871 and $494,236 for six months ended June 30, 2018 and 2017, respectively. The cash flows from financing activities during the six months ended June 30, 2018 were primarily attributable to proceeds of convertible notes payable in the amounts of $402,090. For the 2017 period we had cash proceeds of convertible notes payable in the amounts of $465,000 and proceeds of $40,000 from sales of stock.

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

Off Balance Sheet Arrangements

As of June 30, 2018, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the six months ended June 30, 2018.

There has been no change in our internal control over financial reporting during the three and six months ended June 30,, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated: August 20, 2018	CARDIFF LEXINGTON CORP.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Accounting Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

