Form 10-Q
period 2018-09-30
Cardiff Lexington Corp
filed 2018-11-19
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐          No ☒

Common Stock outstanding at November 14, 2018 is 498,671,523 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORP.

For the Quarter ending September 30, 2018

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS Of September 30, 2018 AND DECEMBER 31, 2017

	(Unaudited)	(Audited)
	2018	2017
ASSETS

Current assets
Cash	$198,833	$68,986
Accounts receivable-net	90,494	63,061
Inventory-net	3,079	46,928
Prepaid and other	46,919	11,631
Total current assets	339,325	190,606

Property and equipment, net of accumulated depreciation of $398,433 and $838,736, respectively	402,067	491,474
Land	603,000	603,000
Intangible assets, net	–	15,561
Goodwill	2,092,048	–
Deposits	27,817	16,600
Other assets	3,550	–
Due from related party	11,190	1,820
Total assets	$3,478,997	$1,319,061

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$368,693	$206,739
Accrued expenses	507,461	245,446
Accrued expenses - related parties	545,513	495,250
Interest payable	408,230	312,192
Accrued payroll taxes	138,017	2,047
Due to officers and shareholders	137,816	77,640
Deferred Income	825,616	–
Line of credit	6,155	15,498
Common stock to be issued	500	500
Notes payable, unrelated party	823,308	215,979
Notes payable - related party	171,582	144,189
Convertible notes payable, net of debt discounts of $285,860 and $245,494, respectively	736,502	616,381
Convertible notes payable - related party	165,000	165,000
Derivative Liability	2,933,981	2,236,656
Income Tax payable	11,365	15,865
Total current liabilities	7,779,739	4,749,382

Other Liabilities
Convertible notes payable	1,040,000	–

Total liabilities	8,819,739	4,749,382

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

AS Of September 30, 2018 AND DECEMBER 31, 2017

	(Unaudited)	(Audited)
	2018	2017

Shareholders' (deficit)
Preferred stock
Preferred Stock all classes	111,708	8,849
Preferred Stock Series A - 4 Shares authorized, with par value of $.001, 1 and 1 share issued and outstanding at September 30, 2018 and December 31, 2017
Preferred Stock Series B- 10,000,000 shares authorized, with par value of $.001, 2,773,206 and 2,798,205 shares issued and outstanding at September 30, 2018 and December 31, 2017
Preferred Stock Series C- 10,000 shares authorized, with par value of $.0.001, 119 and 117 shares issued and outstanding at September 30, 2018 and December 31, 2017
Preferred Stock Series D- 1,000,000 shares authorized, with par value of $.001, 400,000 shares issued and outstanding at September 30, 2018 and December 31, 2017
Preferred Stock Series E- 2,000,000 shares authorized, with par value of $.001, 241,199 shares issued and outstanding at September 30, 2018 and December 31, 2017
Preferred Stock Series F- 500,000 shares authorized, with par value of $.001, 280,069 shares issued and outstanding at September 30, 20187 and December 31, 2017
Preferred Stock Series F-1- 500,000 shares authorized, with par value of $.001, 57,193 shares issued and outstanding at September 30, 2018 and December 31, 2017
Preferred Stock Series G- 2,000,000 shares authorized, with par value of $.001, -0- shares issued and outstanding at September 30, 2018 and December 31, 2017
Preferred Stock Series H- 4,859,379 shares authorized, with par value of $.001, -0- and 4,859,379 shares issued and outstanding at September 30, 2018 and December 31, 2017
Preferred Stock Series H-1- 3,000,000 shares authorized, with par value of $.001, -0- shares issued and outstanding at September 30, 2018 and December 31, 2017
Preferred Stock Series I- 20,000,000 shares authorized, with par value of $.001, -0- and 203,655 shares issued and outstanding at September 301, 2018 and December 31, 2017
Preferred Stock Series J- 10,000,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017
Preferred Stock Series J1- 7,500,000 shares authorized, with par value of $.001, 0 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017
Preferred Stock Series K-10,937,500 shares authorized, with par value of $.001, 8,200,562 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017
Preferred Stock Series K1-35,000,000 shares authorized, with par value of $.001, 1,447,157 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017
Preferred Stock Series L-100,000,000 shares authorized, with par value of $.001, 98,307,692 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017
Common stock; 2,000,000,000 shares authorized with $0.001 par value; 274,745,239 and 66,029,791 shares issued and outstanding at September 30, 20187 and December 31, 2017, respectively	274,746	66,031
Additional paid-in capital	49,098,205	45,608,151
Accumulated deficit	(54,825,401)	(49,113,352)
Total shareholders' (deficit)	(5,340,742)	(3,430,321)

Total liabilities and shareholders' (deficit)	$3,478,997	$1,319,061

The accompanying notes are an integral part of these unaudited consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2018	2017	2018	2017

REVENUE
Rental income	$44,740	$51,193	$143,403	$145,890
Sales of pizza	148,540	155,187	452,555	440,064
Sales of ice cream	68,079	172,209	275,468	661,161
Sales to franchisees	–	–	–	–
Ice cream	76,475	25,136	169,550	104,225
Franchise fees	–	5,000	120,000	48,321
Royalty fees	7,350	5,150	13,650	15,600
Tax Services	229,124	–	229,124	–
Travel Services	123,576	–	123,576	–
Other	–	–	–	3,745
Total revenue	697,884	413,875	1,527,326	1,419,006

COST OF SALES
Rental business	43,305	39,645	145,650	118,832
Pizza restaurants	111,814	111,430	324,661	311,986
Ice cream stores	154,572	306,319	435,302	878,580
Tax Services	155,475	–	155,475	–
Travel Services	125,900	–	125,900	–
Other	–	–	–	–
Total cost of sales	591,066	457,394	1,186,988	1,309,398

GROSS MARGIN	106,818	(43,519)	340,338	109,608

OPERATING EXPENSES
Depreciation and amortization expense	(9,279)	42,151	15,992	127,637
Selling, general and administrative	1,032,113	1,232,354	2,008,405	2,378,919
Total operating cost	1,022,834	1,274,505	2,024,397	2,506,556

(LOSS) FROM OPERATIONS	(916,016)	(1,318,024)	(1,684,059)	(2,396,948)

OTHER INCOME (EXPENSE)
Other income	84	–	1,664	–
Bad debt expense	(23,607)	–	(23,607)	–
(Loss) from extinguishment of debt	–	–	–	(45,933)
Change in value of derivative liability	(1,898,704)	135,166	(1,317,018)	154,963
Gain/(loss) on sale of assets	(14,196)	–	874	–
Interest expense	(72,355)	(26,046)	(164,277)	(77,400)
Impairment of asset	(300,000)	–	(300,000)	–
Impairment on Acquisition	(1,459,725)	–	(1,459,725)	–
Amortization of debt discounts	(330,941)	(156,694)	(765,901)	(300,333)
Total other income (expenses)	(4,099,444)	(47,574)	(4,027,990)	(268,703)

NET (LOSS) FOR THE PERIOD	$(5,015,460)	$(1,365,598)	$(5,712,049)	$(2,665,651)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.03)	$(0.03)	$(0.05)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	173,106,027	40,359,954	109,258,535	36,979,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(5,712,049)	$(2,665,651)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	59,730	127,637
Loss (gain) from disposal of fixed assets	(874)	–
Loss (gain) from impairment of goodwill	1,459,725	932,529
Loss (gain) on extinguishment of debt	–	45,933
Amortization of loan discount	765,901	300,333
Change in value of derivative liability	1,317,018	(154,963)
Stock based compensation	87,472	398,939
Warrants expense	–	89,779
Convertible note issued for conversion cost reimbursement	18,880	5,000
Other Income	16,338	–
Convertible note issued for services rendered	–	80,000
(Increase) decrease in:
Accounts receivable	61,898	(76,924)
Inventory	43,849	(4,699)
Deposits	–	(5,422)
Prepaids and other	(35,288)	10,005
Other assets	345,274	–
Intangible assets	15,561	–
Increase(decrease) in:
Accounts payable	(74,993)	29,539
Accrued expenses	135,910	(246,240)
Accrued expenses- related party	–	625,600
Interest payable	169,896	72,774
Taxes payable	(4,500)	(6,079)
Accrued payroll taxes	39,149	1,140
Accrued officers' salaries	290,000	–
Other liabilities - deferred revenue	112,893	–
Net cash used in operating activities	(888,210)	(440,770)

INVESTING ACTIVITIES
Purchase of intangible	–	(5,000)
Purchase of fixed assets	(852,000)	–
Disposal (Purchase) of fixed assets	91,847	(9,468)
Net cash provided by (used in) investing activities	(760,153)	(14,468)

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(Unaudited)

	2018	2017
FINANCING ACTIVITIES
Due from related party	–	9,135
Due to related party	100,806	–
Proceeds from sales of stock	–	40,000
Due to shareholder	–	–
Proceeds from convertible notes payable	890,605	465,000
Proceeds from notes payable -related party	27,393	–
Repayments of convertible notes payable	–	(10,000)
Repayments of notes payable	607,329	(33,974)
Proceeds from line of credit	–	9,838
Repayments to line of credit	(9,343)	–
Net cash provided by financing activities	1,616,790	479,999

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,573)	24,760

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	230,407	62,948

CASH AND CASH EQUIVALENTS, END OF PERIOD	$198,834	$87,708

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$73,858	$5,140

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$575,672	$62,199
Common stock issued for settlement of accrued expense	$240,000	$1,415,600
Series H Preferred Stock issued for Repicci Group	$–	$728,907
Conversion of preferred stock to common stock	$5,097	$9,141
Derivative resolution upon conversion	$1,295,485	$1,211,794
Goodwill	$2,092,048	$–
Debt Discount from derivative liabilities	$675,792	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

The unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2017 and 2016 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

Edge View Properties, Inc. acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016;

Red Rock Travel Group, acquired July31, 2018

Platinum Tax Defenders, acquired July 31, 2018

2. BASIS OF PRESENTATION, AND GOING CONCERN

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

There was no impact to the opening balance of accumulated deficit or revenues for the nine months ended September 30, 2018, as a result of applying Topic 606.

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

Our segmented revenue is disclosed more fully in our financial statements, see footnote 10 for further details.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of September 30, 2018, the Company had a working capital deficit of $7,440,414 and a shareholders’ deficit of $5,340,742. As further described in Notes 5 and 6, the Company is in default with various Notes and Convertible Notes Payable. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s previous independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management has prospective investors and believes the raising of capital will allow the Company to pursue new acquisitions. There can be no assurance that the Company will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to it. Should the Company be unable to raise sufficient funds, it may be required to curtail its operating plans. In addition, increases in expenses may require cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future. Should the Company not be able to raise sufficient funds, it may cause a significant reduction in or cessation of operations.

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

During the nine months ended September 30, 2018, the Company disposed of $104,886 fixed asset and related liabilities related to a company-owned franchise, resulting in net cash flow of $91,847 and a gain on sale of $874 from disposal.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2017	$–	$–	$2,236,656	$2,236,656

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – September 30, 2018	$–	$–	$2,933,981	$2,933,981

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted the standard on January 1, 2018, which did not have a material impact on the financial statements.

3. ACQUISITIONS

Platinum Tax Defenders

On July 31, 2018, the Company completed the acquisition of Platinum Tax Defenders. In connection with the closing of the acquisition, a Preferred “L” Class of stock with a par value of $0.001 was established and issued. The Preferred “L” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.013 per share for a total of 98.307,692 representing a value of $1,278,000. These Preferred “L” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement. The preliminary purchase allocation of the net assets acquired is as follows:

Platinum Fair Value
Cash	$138,906
Accounts receivable	105,669
Other assets	60,041
Property and equipment	6,010
Goodwill	2,092,048
Liabilities	(272,674)
Total	$2,130,000

Red Rock Travel Group

On July 31, 2018, the Company completed the acquisition of Red Rock Travel Group. In connection with the closing of the acquisition, on July 30th, 2018 a Preferred “K” Class of stock with a par value of $0.001 was established and issued. The Preferred “K” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.021 per share for a total of 8,200,562 representing a value of $175,000. These Preferred “K” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Forward Acquisition Agreement. The preliminary purchase allocation of the net assets acquired is as follows:

Red Rock Fair Value
Cash	$22,515
Intangible assets*	300,000
Property and equipment	55,286
Goodwill*	1,459,725
Liabilities	(1,662,526)
Total	$175,000

* Subsequent to the acquisition, the Company determined that the intangible assets and goodwill should be fully impaired and written off.

The results of the operations for Platinum and Red Rock have been included in the consolidated financial statements since the date of the acquisitions (July 31, 2018). The following table presents the unaudited pro forma results of continuing operations for the three and nine months ended September 30, 2018 and 2017, respectively, as if the acquisitions had been consummated at the beginning of the period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future.

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,2018

	Cardiff Lexington	Platinum	Red Rock	Pro Forma adjustment	Pro forma total

REVENUE	697,884	570,597	210,245	(352,700)	1,126,026

NET INCOME (LOSS) FOR THE PERIOD	$(4,141,655)	$362,033	$(496,394)	$–	$(4,276,016)

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,2018

	Cardiff Lexington	Platinum	Red Rock	Pro Forma adjustment	Pro forma total

REVENUE	1,419,006	1,553,597	483,286	–	3,211,509

NET INCOME (LOSS) FOR THE PERIOD	$(2,709,500)	$(44,986)	$(1,409,948)	$–	$(6,293,178)

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,2017

	Cardiff Lexington	Platinum	Red Rock	Pro Forma adjustment	Pro forma total

REVENUE	413,875	2,187,237	–	–	2,601,111

NET INCOME (LOSS) FOR THE PERIOD	$(1,365,598)	$267,071	$(12,328)	$–	$(1,110,855)

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,2017

	Cardiff Lexington	Platinum	Red Rock	Pro Forma adjustment	Pro forma total

REVENUE	1,415,261	1,882,087	–	–	3,297,348

NET INCOME (LOSS) FOR THE PERIOD	$(2,784,733)	$362,033	$(51,553)	$–	$(2,474,254)

4. ACCRUED EXPENSES

As of September 30, 2018, and December 31, 2017, the Company had accrued expenses of $1,052,974 and $740,696, respectively, consisted of the following:

	September 30, 2018	December 31, 2017

Accrued salaries – related party	$520,263	470,000
Lease payable – related party	25,250	25,250
Accrued expenses – other	507,461	245,446
Total	$1,052,974	740,696

5. NOTES PAYABLE

For the nine months ended September 30, 2018, the company received $0 cash proceeds, from a line of credit and repaid $9,343 in cash.

Notes payable at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017

Notes Payable – Unrelated Party	$823,308	$215,979
Notes Payable – Related Party	171,582	144,189
Total	994,890	360,168
Current portion	(994890)	(360,168)
Long-term portion	$–	$–

Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. No warrants had been exercised before the expiration. As of September 30, 2018, the Company is in default on this debenture. The balance of the note was $10,989 at September 30, 2018 and December 31, 2017.

As of September 30, 2018, the Company had lease payable of $48,059 in connection with two capital leases on two Mercedes Sprinter Vans for the ice cream section and two auto loans related to our pizza business. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time. The leases are not in default at the current time.

Notes payable to unrelated party of $31,820 was due to the auto loans for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations. The loans carry interest from 0% to 6% interest and are not currently in default.

The balance in notes payable to unrelated parties of $732,440, were assumed in connection the acquisition of Red Rock Travel.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at September 30, 2018 and December 31, 2017, respectively. Note 1 is currently in default.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at September 30, 2018 and December 31, 2017, respectively. Note 2 is currently in default.

As of September 30, 2018 and December 31, 2017, the Company also had note payable of $53,902 and $44,189, respectively, to the prior owner of Repicci’s Group. During the nine months ended September 30, 2018, a related party advanced $9,713 to the Company, which is due on demand at no interest.

As of September 30, 2018, the Company also had note payable of $17,680, respectively, to related party management of Romeo. During the nine months ended September 30, 2018, a related party advanced $17,680 to the Company, which is due on demand at no interest.

6. CONVERTIBLE NOTES PAYABLE

Certain of the Company’s issued Convertible Notes include anti-dilution provisions that allow for the adjustment of the conversion price. The Company considered the guidance provided by the FASB in “Determining Whether an Instrument Indexed to an Entity’s Own Stock,” the result of which indicates that the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that, as the conversion price of the Notes issued in connection therewith could fluctuate based future events, such prices were not fixed amounts. As a result, the Company determined that the conversion features of the Notes issued in connection therewith are not considered indexed to the Company’s stock and characterized the value of the conversion feature of such notes as derivative liabilities upon issuance. The Company has recorded derivative liabilities associated with convertible debt instruments.

As of September 30, 2018, the company received $1,124,200 net cash proceeds, from convertible notes. The Company recorded amortization of debt discount of $330,941 and $765,901 related to convertible notes, during the three and nine-months ended September 30, 2018, respectively.

Convertible notes at September 30, 2018 and December 31, 2017 are summarized below:

	September 30, 2018	December 31, 2017

Convertible Notes Payable – Unrelated Party	$2,062,362	$861,875
Convertible Notes Payable – Related Party	165,000	165,000
Discount on Convertible Notes Payable - Unrelated Party	(285,860)	(245,494)
Total	$1,941,502	$781,381
Current Portion	901,502	781,381
Long-Term Portion	$1,040,000	$–

Convertible Notes Payable – Unrelated Party

During the nine months ended September 30, 2018, the Company borrowed an aggregate of $1,680,766, net of original issue discounts and fees of $130,476, under convertible notes payable. As of September 30, 2018, and December 31, 2017, the Company had outstanding convertible notes payable of $1,941,502 and $781,381, net of unamortized discounts of $285,860 and $245,494, respectively. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 20% per annum and mature through January, 2021.

Four of the above referenced convertible notes payable are convertible at $0.03 per share or 50% of market. Five of the above referenced convertible notes payable are convertible at $0.25 per share or 50% of market. One of the above referenced convertible notes payable are convertible at $0.30 per share or 50% of market. One of the above referenced notes is convertible at 40% of the lowest sale price of the common stock during the 10 consecutive trading days prior to the date of conversion. Four of the above referenced notes is convertible at 60% of the lowest sale price of the common stock during the 10 consecutive trading days prior to the date of conversion. One of the above referenced notes is convertible at 60% of the lowest sale price or bid (whichever is lower) of the common stock during the 20 consecutive trading days prior to the date of conversion. One of the above referenced notes is convertible at 60% of the lowest sale price of the common stock during the 20 consecutive trading days prior to the date of conversion. Two of the above referenced notes is convertible at 60% of the lowest sale price of the common stock during the 15 consecutive trading days prior to the date of conversion. One of the above referenced notes is convertible at 60% of the lowest trading price of the common stock during the 25 consecutive trading days prior to the date of conversion. One note is convertible at $0.04 per share or 40% of the lowest bid price for prior 21 days and one note is convertible at $0.004 per share or 60% of the lowest trading price for prior 21 days.

The Company determined that the conversion features contained in the convertible note payable with the unrelated party carrying value represents an embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was initially measured using the Binomial-Lattice valuation model at note issuance and is remeasured on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities are reclassified into additional paid in capital upon conversion or expiration. See Footnote 7 for more information on derivative liabilities.

As of September 30, 2018, twelve of these convertible notes are in default and have default fees and default interest ranging from 5% to 20%.

During the three and nine months ended September 30, 2018, the Company received conversion notices for $392,149 and $487,434 of convertible debt and $46,336 and $88,238 in interest and fees, respectively, which were converted into 183,442,261 and 195,850,3246 shares, respectively.

Convertible Notes Payable – Related Party

The Company determined that the conversion features contained in convertible note payable with related party meet the requirements for liability classification as derivatives under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice valuation model at the note issuance and is remeasured on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 7 for more information on derivative liabilities.

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000. Debenture 1 is convertible into Common Shares of the Company at $0.03 per and interest of 12% per year, matured in August 2009, and is unsecured. The Company is currently in default on Debenture 1. The balance of Debenture 1 was $150,000 at September 30, 2018 and December 31, 2017.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 is convertible into Common Shares of the Company at $0.03 per and interest of 12% per year, matured in August 2009, and is unsecured. The Company is currently in default on Debenture 1. The balance of Debenture 2 was $15,000 at September 30, 2018 and December 31, 2017.

7. FAIR VALUE MEASUREMENT

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

As of September 30, 2018 and December 31, 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2018, in the amount of $2,933,981 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three and nine months ended September 30, 2018:

Derivative Liability, June 30, 2018	1,983,308
Day 1 Loss	508,393
Discount from derivatives	191,200
Resolution of derivative liability upon conversion	(1,139,232)
Mark to market adjustment	1,390,313
Derivative Liability, September 30, 2018	2,933,981

Derivative Liability, December 31,2017	2,236,656
Day 1 Loss	905,202
Discount from derivatives	675,790
Resolution of derivative liability upon conversion	(1,295,485)
Mark to market adjustment	411,818
Derivative Liability, September 30, 2018	2,933,981

The above tables also include derivative liabilities related to warrants to purchase common stock of $14,657 at September 30, 2018. Net loss for the period included mark-to-market adjustments relating to the liabilities held during the three and nine month periods ended September 30, 2018 in the amounts of $1,898,704 and $1,317,018, respectively.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended September 30, 2018, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Lattice Bi-nominal Option Pricing Model and the following assumptions:

For the period ended
	September 30, 2018	December 31, 2017
Volatility	612.68%-636.13%	111.09% - 220.65%
Risk-free interest rate	2.13%-2.78%	0.51% - 1.76%
Expected term	.09-5.14	.02-1.00

Warrants

The table below sets forth the assumptions for Black-Scholes valuation model for warrants on September 30, 2018.

Nine Month Period Ended September 30, 2018
Volatility	617.68%- 636.13%
Risk-free interest rate	2.13%-2.78%
Expected term	0.09-5.14

8. CAPITAL STOCK

Series B Preferred Stock

During the nine months ended September 30, 2018, the holder of 33,999 shares of Series B Preferred Stock exercised the option to convert into 169,995 shares of Common Stock of the Company.

Series C Preferred Stock

During the nine months ended September 30, 2018, the Company issued 2 shares of Series C Preferred stock to the prior owners of Edgeview Properties for services provided to the Company. The fair market value of the shares on the date of issuances was $0.0036 per share, at a total cost of $720.

Series H Preferred Stock

During the nine months ended September 30, 2018, the holder of 4,859,469 shares of Series H Preferred Stock exercised the option to convert into 6,074,223 shares of Common Stock of the Company.

Series I Preferred Stock

During the nine months ended September 30, 2018, the holder of 203,655 shares of Series I Preferred Stock exercised the option to convert into 305,483 shares of Common Stock of the Company.

Series K Preferred Stock

During the nine months ended September 30, 2018, the Company issued 8,200,562 shares of series K Preferred Stock to the prior owners of Red Rock Travel Group. The fair market value of the shares on the date of issuances was $0.0201 per share, at a total cost of $175,000.

Series K-1 Preferred Stock

During the nine months ended September 30, 2018, the Company issued 1,447,457 shares of Series K-1 Preferred Stock in settlement of a note payable. The fair market value of the shares were valued at the face amount of the note of $100,000.

Series L Preferred Stock

During the nine months ended September 30, 2018, the Company issued 98,307,692 shares of Series L Preferred Stock to the prior owner of Platinum Tax Defenders. The fair market value of the shares on the date of issuances was $0.013 per share, at a total cost of $1,278,000.

Common Stock

See Note 5 for further issuance information related to conversion of indebtedness to common stock.

During the nine months ended September 30, 2018, the Company canceled 1,000,000 shares previously issued and issued 3,886,930 shares to third-party consultants. The fair market value of the shares on the date of issuances was $0.0186 to $0.0247 per share, at a total cost of $86,751. The Company also issued 3,428,571 shares in settlement of $240,000 in liabilities owed to a former officer of the Company.

9. COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement, renewed May 15, 2014, with the Chairman, Mr. Thompson amended on January 1, 2017, whereby we provide for compensation of $25,000 per month.

The Company has an employment agreement with the Chief Executive Officer, Mr. Cunningham, amended on January 1, 2017, whereby we provide for compensation of $25,000 per month.

The Company has an employment agreement with the Chief Operating Officer, Mr. Roberts, effective June 2016, whereby we provide for compensation of $10,000 per month.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our sole officers and directors other than as described above.

10. SEGMENT REPORTING

The Company has six reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information: (1) Mobile home lease (We Three), (2) Company-owned Pizza Restaurants (Romeo’s NY Pizza), (3) “Repicci’s Italian Ice” franchised stores.(4) Travel related services (Red Rock Travel Group, and (5) Tax resolution services (Platinum Tax Defenders). These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. Other revenue consists of nonrecurring items.

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

The number of franchise agreements in force as of December 31, 20186 was forty-five (45), seven (7) new state of the art “mobile” units.

The Company obligates itself to each franchisee to perform the following services:

1.	Designate an exclusive territory;

2.	Provide guidance and approval for selection and location of site;

3.	Provide initial training of franchisee and employees;

4.	Provide a company manual and other training aids.

The Company has developed a new “Mobile Franchise Opportunity”. The total investment for the new opportunity ranges from $185,000 to $165,000, as follows: $195,000 for a new Mercedes Sprinter Van, customized for the franchisee, $36,000 for the franchise fee, the balance for product. The Company’s obligation is as above, except for Item #3, training is specific to the new opportunity.

Red Rock Travel Group offers travel related services. With 28 years of experience in the industry of tourism and marketing of resorts and hotels, Redrock Travel Group has established a company dedicated to the operation of luxury travel based in Orlando, Florida. Our services are distinguished from other tour operators in the market by our commitment to provide our guests with personalized service, within their respective travel packages.

Platinum Tax Defenders is a reliable tax resolution service that offers assistance for struggling taxpayers. We will be up front and honest with you regarding your situation and we will never make promises that we can’t keep. Our tax attorneys in Los Angeles are here to negotiate on your behalf and bring the tax relief to our clients that they need in today’s troubled economy. You can count on Platinum Tax Defenders to honestly guide you through the negotiation and settlement process so you can get your taxes paid off and breathe a sigh of relief that your financial future will be a positive one.

	For the three months ended
	September 30, 2018	September 30, 2017
Revenues:
We Three	$44,740	$51,193
Romeo’s NY Pizza	148,540	155,187
Repicci's Group	151,904	207,495
Platinum Tax	229,124	–
Red Rock Travel	123,576	–
Other	–	–
Consolidated revenues	$697,884	$413,875

Cost of Sales:
We Three	$43,305	$39,645
Romeo’s NY Pizza	111,814	111,430
Repicci's Group	154,572	306,319
Platinum Tax	155,475	–
Red Rock Travel	125,900	–
Other	–	–
Consolidated cost of sales	$591,066	$457,394

Income (Loss) before taxes
We Three	$(23,281)	$10,379
Romeo’s NY Pizza	3,325	(7,053)
Repicci’s Group	(213,683)	(23,330)
Platinum Tax	(249,134)	–
Red Rock Travel	(601,064)	–
Others	(3,932,023)	(1,345,594)
Consolidated income/(loss) before taxes	$(5,015,460)	$(1,365,598)

	For the nine months ended
	September 30, 2018	September 30, 2017
Revenues:
We Three	$143,403	$145,890
Romeo’s NY Pizza	452,555	440,064
Repicci’s Group	578,668	829,307
Platinum Tax	229,124	–
Red Rock Travel	123,576	–
Others	–	3,745
Consolidated revenues	$1,527,326	$1,419,006

Cost of Sales:
We Three	$145,650	$118,832
Romeo’s NY Pizza	324,661	311,986
Repicci’s Group	435,302	878,580
Platinum Tax	155,475	–
Red Rock Travel	125,900	–
Others	–	–
Consolidated cost of sales	$1,186,988	$1,309,398

Income (Loss) before taxes
We Three	$(29,357)	$52,682
Romeo’s NY Pizza	29,048	(34,527)
Repicci’s Group	(83,816)	(77,696)
Platinum Tax	(249,134)	–
Red Rock Travel	(601,064)	–
Others	(4777,724)	(2,606,110)
Consolidated income/(loss) before taxes	$(5,712,049)	$(2,665,651)

	As of September 30, 2018	As of December 31, 2017
Assets:
We Three	$314,003	$235,532
Romeo’s NY Pizza	121,339	158,551
Repicci’s Group	258,649	293,216
Platinum Tax	108,569	–
Red Rock Travel	49,808	–
Others	2,626,627	631,762
Combined assets	$3,478,997	$1,319,061

11. RELATED PARTY TRANSACTIONS

Due to Officers

During the nine-months ended September 30, 2018, the Company borrowed a total of $60,176 from officers and shareholders.

12. SUBSEQUENT EVENTS

Stock Issuances:

Subsequent to September 30, 2018 the Company issued 225,541,983 shares of common stock, in connection with debt conversion.

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

As of this filing, though still not profitable, Cardiff is generating significantly higher revenue which helps mitigate the risk. Currently we have a small amount of consolidated stockholders’ equity. As a result, though pleased with our progress and current results, we may never become profitable, and could go out of business.

Through inception until December 2014, we have restructured ourselves into a holding company and have acquired several additional businesses; We Three, Inc. d/b/a Affordable Housing Initiative, Romeo’s NY Pizza, Edge View Properties, FDR Enterprises, Inc. Repicci’s Franchise Group, and Refreshment Concepts, Red Rock Travel Group and Platinum Tax Defenders.

Future revenue growth will no longer depend on missiontuition.com, but will be derived from our new acquisitions. We cannot guarantee we will ever develop substantial revenue from our subsidiary companies and there is no assurance that we will achieve profitability.

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

We were incorporated in August 2001. In 2014 the Company developed into a Holding Company focusing on acquiring small to medium size Companies that meet the following criteria: 1, Profitable; 2. Good Management; 3. little to no debt. Our efforts are focused on development and growth of our existing subsidiary’s and acquiring new acquisitions that meet our requirements. Further, there is no guarantee that we will be successful in realizing revenues or in achieving or sustaining a positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you hold, and could result in the loss of your entire investment.

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

The number of franchise agreements in force as of December 31, 20186 was forty-five (45), seven (7) new state of the art “mobile” units.

The Company obligates itself to each franchisee to perform the following services:

1.	Designate an exclusive territory;

2.	Provide guidance and approval for selection and location of site;

3.	Provide initial training of franchisee and employees;

4.	Provide a company manual and other training aids.

The Company has developed a new “Mobile Franchise Opportunity”. The total investment for the new opportunity ranges from $185,000 to $165,000, as follows: $195,000 for a new Mercedes Sprinter Van, customized for the franchisee, $36,000 for the franchise fee, the balance for product. The Company’s obligation is as above, except for Item #3, training is specific to the new opportunity.

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

Results of Operations

We had revenues of $697,884 and $1,527,326 for the three and nine months ended September 30, 2018, respectively, compared to revenues of $413,875 and $1,419,006 for the same periods in 2017, an increase of 69% and 8%, respectively. Since we had various acquisitions over the past two years, the increase in revenues is primarily attributable to full revenue quarter cycles for those acquisitions. A revenue breakdown by segment is as follows. We have had various acquisitions over the past two years, and during the current period we have had two additional acquisitions, which is reflected in the changes in revenues. A revenue breakdown by segment is as follows:

	For the three months ended
	September 30, 2018	September 30, 2017
Revenues:
We Three	$44,740	$51,193
Romeo’s NY Pizza	148,540	155,187
Repicci's Group	151,904	207,495
Platinum Tax	229,124	–
Red Rock Travel	123,576	–
Other	–	–
Consolidated revenues	$697,884	$413,875

	For the nine months ended
	September 30, 2018	September 30, 2017
Revenues:
We Three	143,403	$145,890
Romeo’s NY Pizza	452,555	$440,064
Repicci’s Group	578,668	829,307
Platinum Tax	229,124	-
Red Rock Travel	123,576	-
Others	–	3,745
Consolidated revenues	1,527,326	$1,419,006

The decrease in revenues for the three months and increase for the nine months from sales of pizza during this reporting period were attributable to the decrease in number of stores offset by a temporary increase earlier in the year. We currently have one pizza store open in 2018. The decrease in revenues from Repicci’s Group, is attributable to our strategy of focusing on franchise operations and management believes will be temporary. We have also included our new acquisitions, Platinum Tax Defenders and Red Rock Travel Group, since their acquisitions and revenues for August and September are included. Management has confidence that these acquisitions will improve our revenue significantly over time.

We had costs of sales of $591,066 and $1,189,988 for the three and nine months ended September 30, 2018 compared to costs of sales of $457,394 and $1,309,398 for the same periods September 30, 2017. The costs of sales for the periods related to each segment are as follows: The increase in cost of sales for the three-month period was primarily attributable to the acquisitions of Platinum Tax Defenders and Red Rock Travel Group and a one-time write-off of inventory. The decrease in the nine months period were related to the one-time charges in the prior year related to Repicci’s, offset by the acquisitions of Platinum Tax Defenders and Red Rock Travel Group and a one-time write-off of inventory.

	For the three months ended
	September 30, 2018	September 30, 2017
Cost of Sales:
We Three	$43,305	$39,645
Romeo’s NY Pizza	111,814	111,430
Repicci's Group	154,572	306,319
Platinum Tax	155,475	–
Red Rock Travel	125,900	–
Other	–	–
Consolidated cost of sales	$591,066	$457,394

	For the nine months ended
	September 30, 2018	September 30, 2017
Cost of Sales:
We Three	$145,650	$118,832
Romeo’s NY Pizza	324,661	311,986
Repicci’s Group	435,302	878,580
Platinum Tax	155,475	–
Red Rock Travel	125,900	–
Others	–	–
Consolidated cost of sales	$1,186,988	$1,309,398

We had operating expenses of $1,022,834 and $2,024,397 for the three and nine months ended September 30, 2018 compared to operating expenses of $1,274,505 and $2,506,556 for the three and nine months ended September 30, 2017. The decrease in operating expenses during the period was primarily due to our improved level of operations, offset by our acquisitions. Additionally, stock based compensation decreased to $87,471 for the nine month period compared to $932,529 for the same period in 2017.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At September 30, 2018, we had $198,833 in cash and cash equivalents total assets of $3,478,997 and total liabilities of $8,819,739.

Net cash used in operating activities was $888,210 and $440,770 for the nine months ended September 30, 2018 and 2017, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $5,668,200 and $2,665,651, respectively. These amounts were partially offset by non-cash expenses related to depreciation, amortization of debt discount, stock based compensation and change in derivative liability related to convertible notes which were $59,730, $765,901, $87,472 and $1,317,018 additionally, we had a loss due to impairment of goodwill of $1,459,725, respectively. We also had increases in accounts payable and offset by reduction of accrued officers’ and employee salaries by issuing stock and impairment of goodwill of $74,993, $240,000 and $1,459,725, respectively. In the 2017 period, the negative cash flows from operating activities was attributable to the net loss of $2,665,651, partially offset by non-cash expenses related to depreciation, amortization of debt discount and stock based compensation which were $127,637, $300,333 and $398,939 additionally, we had a loss due to impairment of goodwill of $932,529, respectively.

Net cash used in investing activities was $760,153 for the nine months ended September 30, 2018, compared to Net cash used in investing activities was $14,468 for the same period in 2017. Cash flows used in investing activities for the 2018 period was solely due to purchase Platinum Tax Defenders of $852,000. During the nine months ended September 30, 2017, we purchased $5,000 in intangible assets and $9,468 in fixed assets.

Net cash provided by financing activities was $1,616,790 during September 30, 2018 were primarily attributable to proceeds of convertible notes payable in the amounts of $890,605. For 2017, net cash provided by financing activities was $479,999, primarily attributable to proceeds of convertible notes payable in the amounts of $465,000 and proceeds of $40,000 from sales of stock.

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

Off Balance Sheet Arrangements

As of September 30, 2018, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the nine months ended September 30, 2018.

There has been no change in our internal control over financial reporting during the three and nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated: November 19, 2018	CARDIFF LEXINGTON CORP.

	By:	/s/ Alex Cunningham
Alex Cunningham President/Chief Executive Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman and Principal Accounting Officer

