Form 10-K
period 2018-12-31
Cardiff Lexington Corp
filed 2019-04-16
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) 4 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Common shares outstanding at April 12, 2019 is 1,494,353 (post-split) with a par value of $0.001.

FORM 10-K

CARDIFF LEXINGTON CORP

i

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

We cannot predict all the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward- looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

In the first quarter of 2013, it was decided to restructure Cardiff into a holding company enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to our shareholders. The reason for this strategy was to protect our shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December 31, 2018, we have acquired eight (8) businesses: We Three (AHI); Romeo’s NY Pizza; Edge View Properties; Repiici’s Franchise Group; Refreshment Concepts; FDR Enterprises; Red Rock Travel Group and Platinum Tax Defenders. Cardiff currently has two potential new acquisitions pending.

BUSINESS DEVELOPMENTS

The following business developments have been reported in our reports filed with the Securities and Exchange Commission (the “SEC”), which are referenced in Part IV, Item 15, of this Annual Report:

We Three (dba) Affordable Housing Initiative acquired in April 2014

Romeo’s Alpharetta, LLC acquired in June 2014

Fortuna Restaurant Group, Inc. acquired in June 2014

R&T Restaurant Group, Inc. acquired in June 2014

Edge View Properties acquired July 2014

FDR Enterprises, Inc. acquired in August 2016;

Refreshment Concepts, LLC acquired in August 2016;

Repicci’s Franchise Group, LLC acquired in August 2016;

In May 2017 the Company terminated its auditing firm KLJ & Associates

July 2017 increased authorized common shares to 500,000,000 at par value of $0.001

July 2017 Engaged Malone Bailey as Cardiff’s new auditors

January 2018 changed name of Corporation to Cardiff Lexington Corporation

March 2018 increased authorized common shares to 1 Billion at par value of $0.01

Red Rock Travel Group, LLC acquired in July 2018

Platinum Tax Defenders acquired in July 2018

July 2018 amended the Preferred K Class Rights & Privileges

July 2018 created a new Preferred L Class of stock to acquire a new business

August 2018 the Company terminated its auditing firm Malone Bailey

August 2018 Engaged Daszkal Bolton as Cardiff’s new auditors

September 2018 increased authorized common shares to 2 Billion at par value of $0.001

November 2018 created a sub-class of Preferred K1 shares to raise investment funds for subsidiary

November 2018 increased authorized common shares to 5 Billion at par value of $0.001

December 2018 increase the authorized Blank Check shares to 1 Billion for future acquisitions

December 2018 filed a 14C increasing authorized common shares to 7.5 Billion at par value $0.001

December 2018 filed a 14C amending Rights & Privileges of all Preferred Classes of stock

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

We Three, LLC (Affordable Housing Initiative); Romeo’s NY Pizza (merged Fortuna Restaurant Group and R & T Restaurant Group into Romeo’s Alpharetta); Edge View Properties, Inc; Repicci’s Franchise Group, Inc. (merged Refreshment Concepts, LLC into Repicci’s Franchise Group, Inc.); FDR Enterprises, Inc .; Red Rock Travel Group, LLC and Platinum Tax Defenders, LLC.

Organization

We are now comprised as one parent corporation holding company and seven operating subsidiaries.

Employees

Collectively, Cardiff and its subsidiaries employ approximately 70 employees and anticipates hiring additional personal with new acquisitions.

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

Proprietary Information

We own the following trademarks: Cardiff USA; Mission Tuition, Legacy Card Company and Small Cap Rescue.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have spent funds on research and development finding an appropriate agency that could develop a new website representing the Company’s direction, keeping investors more informed, etc. We plan to spend further funds on research and development activities in the future to increase our social awareness.

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

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline, and you might lose all or part of your investment.

During our startup phase we were not profitable and generated minimal revenue and no profit.

As of this filing, though still not profitable, Cardiff is generating revenue which helps mitigate the risk. As a result, though pleased with our acquisitions, we may never become profitable, and could go out of business.

Since 2014, we have restructured ourselves into a holding company and have acquired seven additional businesses; We Three, LLC (Affordable Housing Initiative); Romeo’s NY Pizza (merged Fortuna Restaurant Group and R & T Restaurant Group into Romeo’s Alpharetta); Edge View Properties, Inc; Repicci’s Franchise Group, Inc. (merged Refreshment Concepts, LLC into Repicci’s Franchise Group, Inc.); FDR Enterprises, Inc.; Red Rock Travel Group, LLC and Platinum Tax Defenders, LLC.

Because  we had incurred operating losses from our inception, we still consider ourselves a going concern.

For the fiscal years ended December 31, 2018 and December 31, 2017 our auditors have included an emphasis paragraph about our ability to continue as a going concern, due to our continued losses and deficiencies in working capital. We believe our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We were incorporated in August 2001 and have focused all our efforts on the development of our portfolio of companies which have doubled our revenue since 2017. However, there is no guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you hold and could result in the loss of your entire investment.

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

Our stock has limited liquidity.

Our common stock trades on the OTC market. Trading volume in our shares may be sporadic and the price could experience volatility. If adverse market conditions exist, you may have difficulty selling your shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company had operating lease expense of $242,567 and $176,062 for the year ended December 31, 2018 and 2017, respectively, consisting of the followings.

	For the year ended
	December 31, 2018	December 31, 2017

Restaurants	$72,121	$71,749
Lot	73,782	68,962
Office	96,664	35,351
Equipment Rentals	–	–
Total	$242,567	$176,062

The Company has property leases that are renewable on an annual basis, with one long term property lease as of December 31, 2018 through its subsidiary Red Rock Travel Group. This is a four-year lease expiring on May 31, 20122. PTD entered into a new three-year lease effective January 2019.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2018, there were 847 record holders of our common stock, and there were 901,441,498 (pre-split) shares of our common stock outstanding.

Public Market for Common Stock

Our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTCQB under the symbol “CDIX”. The OTC is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities. An OTC equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC quotation service. These bid prices (pre-split) represent prices quoted by broker-dealers on the OTC quotation service. The quotations reflect inter- dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.

	High Close	Low Close
December 31, 2018
1st Quarter	$.005	$.001
2nd Quarter	$.02	$.002
3rd Quarter	$.03	$.01
4th Quarter	$.05	$.02
December 31, 2017
1st Quarter	$.13	$.04
2nd Quarter	$.16	$.07
3rd Quarter	$.11	$.05
4th Quarter	$.06	$.02

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

The following table provides selected financial data about us for the fiscal years ended December 31, 2018 and December 31, 2017. For detailed financial information, see the audited Financial Statements included in this report.

	As of	As of
	December 31, 2018	December 31, 2017
Assets:
We Three	$318,285	$235,532
Romeo’s NY Pizza	108,908	158,551
Repicci’s Group	169,030	293,216
Platinum Tax	60,578	–
Red Rock Travel	8,114	–
Others	2,676,152	631,762
Consolidated assets	$3,341,066	$1,319,061

Segment reporting for the years ended December 31, 2018 and 2017 were as follows:

For the year ended
	December 31, 2018	December 31, 2017
Revenues:
We Three	$186,096	$193,601
Romeo’s NY Pizza	602,866	592,445
Repicci's Group	538,156	835,968
Platinum Tax	899,748	–
Red Rock Travel	147,072	–
Other	–	3,754
Consolidated revenues	$2,373,938	$1,625,768

Cost of Sales:
We Three	$182,690	$155,416
Romeo’s NY Pizza	446,880	429,779
Repicci's Group	503,478	846,714
Platinum Tax	337,986	–
Red Rock Travel	156,664	–
Other	–	–
Consolidated cost of sales	$1,627,698	$1,431,909

Income (Loss) before taxes
We Three	$(1,468)	$(4,494)
Romeo’s NY Pizza	28,336	(185,299)
Repicci’s Group	(10,395)	(111,302)
Platinum Tax	(168,851)	–
Red Rock Travel	(853,768)	–
Others	(5,259,106)	(3,350,900)
Consolidated income/(loss) before taxes	$(6,265,251)	$(3,651,995)

Results of Operations

Revenues. We had revenues in the amount of $2,373,938 and $1,625,768 for the years ended December 31, 2018 and 2017, respectively. The increase in revenue was primarily associated with our new acquisitions of Platinum Tax and Red Rock Travel. We expect revenue to increase during 2019, as we will realize a full operating cycle for our current operating subsidiaries and planned expansion.

Cost of Goods Sold. We had costs of sales in the amount of $1,627,698 and $1,431,909 for the years ended December 31, 2018 and 2017, respectively. The increase in cost of sales were also primarily attributable to the addition of our new subsidiaries in August 2018.

Operating Expenses. Operating expenses consisted of depreciation, amortization and general and administrative expenses. We had operating expenses of $4,953,408 and $3,186,399 for the years ended December 31, 2018 and 2017, respectively. The operating expenses in 2018 were primarily attributable to the issuance of 250,000,002 shares of preferred stock and 3,886,9330 shares of (pre- split) common stock, resulting in non-cash stock based compensation of $287,471 during the year ended December 31, 2018. Additionally, our expense related to salary and wages increased to $1,351,678 and professional fees were $391,136 for year ended December 31, 2018, compared to $741,261 and $80,000 for December 31, 2017, respectively. We had a loss due to impairment of goodwill of $932,529 and loss on disposal of assets of $38,584  from our Romeo’s Pizza stores , Other operating expenses remained relatively fixed for the year, for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, we recorded an asset impairment of $300,000 and goodwill impairments of $1,459,725, related to our acquisitions of Red Rock Travel Group and Platinum Tax Defenders.

Non-employee stock compensation. During the years ended December 31, 2018 and 2017, we issued a total of 3,886,930 and 1,306,907   shares of (pre-split) common stock (2,592 and 872 post-split shares), respectively, and 250,000,002 and -0- shares of preferred stock. The fair value of the stock issuance was determined by the fair value of the Company’s common stock on the grant date, at prices ranging from $0.0008-$0.02995  per share ($1.20 - $44.93 post split). Accordingly, we recognized stock based compensation of $287,471  and $285,623  for the years ended December 31, 2018 and 2017, respectively, in connection with these issuances.

Change in value of derivative liability. During the years ended December 31, 2018 and 2017 the change in value of derivative liability amounted to $(629,176) and $(36,469), respectively. In 2018, we issued 10 convertible promissory notes totaling $1,565,120, all of which were convertible into shares of the Company’s common stock at discount to the market. As a result, we had change in value of derivative liability amounted to $(629,176) We remeasured the fair value of the beneficial conversion derivative through the date of conversion (with a change to earnings), with the $1,870,625 derivative liability reclassified to paid-in capital at conversion.

Amortization of debt discounts. We had amortization of debt discount of $950,736 and $573,605 for years ended December 31, 2018 and 2017, respectively. Amortization of debt discount is related to our convertible debt.

Interest Expense during the years end December 31, 2018 and 2017, interest expense amounted to $360,331 and $111,682, respectively. The increase in interest was a result of new borrowings in 2018.

Net Loss. As a result of the foregoing, we had a net loss of $6,168,401 for the December 31, 2018, which is compared to the net loss for the December 31, 2017 of $3,651,995.

Our activities have a focus on growing revenue. We plan to continue this strategy into 2019.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $20,000,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. If we need additional capital, our directors have informally agreed to loan such funds as may be necessary through December 31, 2019 for working capital purposes, although they have no obligation to do so.

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

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $118,307 and a working capital deficit of $6,858,115. As of December 31, 2017, we had cash of $68,986 and a working capital deficit of $4,558,777.

Net cash used for operating activities was $(1,234,099) for the December 31, 2018, representing a $658,411 increase in the net cash used in operating activities of $(614,904) for the December 31, 2017. The increase in the amount of net cash used in operating activities in 2018 compared to last year was primarily attributable to a $26 million increase in net loss, offset by a greater amount of non-cash items in 2018 compared to 2017 such as common stock issued for services, accrued expenses and loss on impairment of Goodwill.

Net cash used in investing activities was $760,153 for the December 31, 2018 compared with cash used in investing activities was $12,800, during the December 31, 2017. The cash flows used in investing activities in 2018 was primarily attributable to the purchase of fixed assets related to the acquisition of Platinum Tax Defenders, offset by cash received from disposal of fixed assets.

Cash flows provided by financing activities were $1,842,153 for the December 31, 2018, which compares to cash flows provided by financing activities of $633,742 for the December 31, 2017. These cash flows were related to sales of stock in the amounts of $40,000 during the years ended December 31, 2017. During 2018, we received $1,783,656 in proceeds from issuances of convertible notes payable, offset by repayment of $40,000 in convertible notes. During 2017, we received $687,200 in proceeds from issuances of convertible notes payable, which were partially offset by repayments of $78,684.

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

Recent Developments

During 2018 we acquired, Red Rock Travel Group located in Orlando, FL and Platinum Tax Defenders located in Simi Valley, California.

Current Business Operations

Cardiff Lexington Corp (formerly Cardiff International, Inc.), is currently structured as a company with holdings of various companies.

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on sales, costs and needs.

CARDIFF LEXINGTON CORP (FORMERLY CARDIFF INTERNATIONAL, INC.) is a public Holding company utilizing a new form of Collaborative Governance. Cardiff targets acquisitions of undervalued, niche companies with high growth potential, income-producing businesses, including commercial real estate properties all of which offer high returns for our investors. Our goal is to provide a form of governance enabling businesses to take advantage of the power of a public company without losing management control. Cardiff provides companies the ability to raise money and investors a low risk environment that protects their investment.

MISSION TUITION (www.missiontuition.com): Cardiff through Mission Tuition has built one of the largest merchant shopping networks in America consisting of all the top name merchants; offering in-store savings and coupon savings with local, regional and national merchants throughout America. With each purchase members earn rebates which goes directly into their educational savings account. Our Tax-Free educational savings program provides a platform for families to start an “educational savings” program that encourages regular and daily use of the program. The Mission Tuition program helps families save for college. Mission Tuition encourages members to contribute to their educational savings with contribution from work, family members or just rebates generated by online and in- store purchases. The Mission Tuition program leverages the two biggest economic forces in society –– consumer spent and the cost of education –– to create the most unique value-added rewards program in decades. Cardiff’s missiontuition.com helps solve a real need for America’s families – saving for your child’s college education.

We have currently placed Mission Tuition on hold until the Company can hire the appropriate management team.

WE THREE, LLC (D/B/A AFFORDABLE HOUSING INITIATIVE) (“AHI”): AHI is located in Maryville, Tennessee. AHI acquires both mobile homes and mobile home parks offering an alternative to traditional housing. Their mobile home business is a popular option for a homeowner wishing to avoid large down payments, expensive maintenance costs, monthly mortgage payments and high property taxes. If bad credit is an issue preventing people from purchasing a traditional house, AHI will provide a financial leasing option with “O” interest on the lease providing a “lease to own” option for their family home. Most homes are 3 bedroom/2bath homes making the dream of owning a home possible.

ROMEO’S NY PIZZA, INC.: Romeo’s NY Pizza – Established in Paterson, New Jersey in 1945. Romeo’s NY Pizza makes authentic NY pizza, making their dough in-house, using the finest cheese and ingredients available. No soggy crust or watered down pizza sauce, only the best. They also serve Chicken Wings, Philly Steak Subs, Calzones and Salads.

EDGE VIEW PROPERTIES LLC: Edge View Properties consists of 30 prime acres of land; 23.5 acres zoned MDR (Medium Density Residential) with 12 lots already platted and 48 lots zoned HDR (High Density Residential), 4 acres of dedicated river front property zoned for recreation on the Salmon River, Idaho’s premier whitewater river and 2.5 acres zoned for commercial use. All land is in the city limits of Salmon and adjacent to the Frank church Wilderness Park (the largest wilderness park in the lower 48 states).

REPICCI’S FRANCHISE GROUP:  The Company sold Refreshment Concepts in 2018; and still operate both Repicci’s Franchise Group and FDR Enterprises; Repicci’s Franchise Group offers franchisees for the operation of “Repicci’s Italian Ice” franchises. FDR is a Company owned franchisee. Repicci’s specialize in the distribution of nonfat frozen confections.

The number of franchise agreements in force as of December 31, 2018 are 49, five of which are “mobile” unites.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Lattice Binomial models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2018 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified as current liabilities as of December 31, 2018 and December 31, 2017.

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

17

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cardiff Lexington Corporation (formerly Cardiff International, Inc.)

Ft. Lauderdale, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cardiff Lexington Corporation (formerly known as Cardiff International, Inc.) (the “Company”) at December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ deficit (deficit), and cash flows for each of the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has sustained net losses and has accumulated and working capital deficits, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2018.

Ft. Lauderdale, Florida April 16, 2019

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER  31, 2018 AND DECEMBER 31, 2017

(Audited)

	December 31,
	2018	2017
ASSETS

Current assets
Cash	$118,307	$68,986
Accounts receivable-net	64,345	63,061
Inventory-net	3,079	46,928
Prepaid and other	46,596	11,631
Total current assets	232,327	190,606

Property and equipment, net of accumulated depreciation of $921,904 and $1,030,231, respectively	381,301	491,474
Land	603,000	603,000
Intangible assets, net	–	15,561
Goodwill	2,092,048	–
Deposits	24,600	16,600
Other assets	7,790	1,820
Total assets	$3,341,066	$1,319,061

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued expense	$1,094,521	$470,097
Accrued expenses - related parties	747,000	495,250
Interest payable	366,297	312,192
Due to officers and shareholders	137,816	77,640
Deferred Income	1,036,039	–
Line of credit	1,999	15,498
Common stock to be issued	500	500
Notes payable, unrelated party	676,477	215,979
Notes payable - related party	265,242	144,189
Convertible notes payable, net of debt discounts of $201,024 and $245,494, respectively	785,776	616,381
Convertible notes payable - related party	165,000	165,000
Derivative Liability	1,870,625	2,236,656
Total current liabilities	7,147,292	4,749,382

Other Liabilities
Convertible notes payable, net of current portion	1,040,000	–

Total liabilities	$8,187,292	$4,749,382

The accompanying notes are an integral part of these audited consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

AS OF DECEMBER 31, 2018 AND DECEMBER 31, 2017

(Audited)

	December 31,
	2018	2017

Shareholders' (deficit)
Preferred stock
Preferred Stock all classes
Preferred Stock Series A - 4 Shares authorized, with par value of $.001, 1 and 1 share issued and outstanding at September 30, 2018 and December 31, 2017	$–	$–
Preferred Stock Series B- 10,000,000 shares authorized, with par value of $.001, 2,773,206 and 2,798,205 shares issued and outstanding at December 31, 2018 and December 31, 2017	2,773	2,798
Preferred Stock Series C- 10,000 shares authorized, with par value of $.0.001, 119 and 117 shares issued and outstanding at December 31, 2018 and December 31, 2017	–	–
Preferred Stock Series D- 1,000,000 shares authorized, with par value of $.001, 400,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	400	400
Preferred Stock Series E- 2,000,000 shares authorized, with par value of $.001, 241,199 shares issued and outstanding at December 31, 2018 and December 31, 2017	241	241
Preferred Stock Series F- 500,000 shares authorized, with par value of $.001, 280,069 shares issued and outstanding at December 31, 20187 and December 31, 2017	280	280
Preferred Stock Series F-1- 500,000 shares authorized, with par value of $.001, 57,193 shares issued and outstanding at December 31, 2018 and December 31, 2017	57	57
Preferred Stock Series G- 2,000,000 shares authorized, with par value of $.001, -0- shares issued and outstanding	–	–
Preferred Stock Series H- 4,859,379 shares authorized, with par value of $.001, -0- and 4,859,379 shares issued and outstanding	–	4,859
Preferred Stock Series H-1- 3,000,000 shares authorized, with par value of $.001, -0- shares issued and outstanding	–	–
Preferred Stock Series I- 20,000,000 shares authorized, with par value of $.001, -0- and 203,655 shares issued and outstanding at December 311, 2018 and December 31, 2017	–	204
Preferred Stock Series J- 10,000,000 shares authorized, with par value of $.001,- 0- shares issued and outstanding	–	–
Preferred Stock Series J1- 7,500,000 shares authorized, with par value of $.001, -0- shares issued and outstanding	–	–
Preferred Stock Series K-10,937,500 shares authorized, with par value of $.001, 8,200,562 shares issued and outstanding at December 31, 2018	8,200	–
Preferred Stock Series K1-35,000,000 shares authorized, with par value of $.001, 1,447,157 shares issued and outstanding at December 31, 2018	1,447	–
Preferred Stock Series L-100,000,000 shares authorized, with par value of $.001, 98,307,692 shares issued and outstanding at December 31, 2018	98,308	–
Preferred I Shares to be issued	200,000	–
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 602,826 and 44,808 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively (reflects post reverse stock split of 1500:1)	603	45
Additional paid-in capital	50,220,067	45,674,137
Accumulated deficit	(55,378,603)	(49,113,352)
Total shareholders' (deficit)	(4,846,226)	(3,430,321)

Total liabilities and shareholders' (deficit)	$3,341,066	1,319,061

The accompanying notes are an integral part of these audited consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31,2017

(AUDITED)

	DECEMBER 31,
	2018	2017

REVENUE
Rental income	$186,096	$193,601
Food and beverage	883,135	1,066,991
Sales to franchisees
Ice cream	193,071	131,487
Franchise fees	45,316	81,435
Royalty fees	19,500	19,500
Truck and build out	–	129,000
Tax Services	899,748	–
Travel Services	147,072	–
Other	–	3,754
Total revenue	2,373,938	1,625,768

COST OF SALES
Rental business	182,690	155,416
Food and beverage	950,358	1,276,493
Tax Services	337,986	–
Travel Services	156,664	–
Total cost of sales	1,627,698	1,431,909

GROSS MARGIN	746,240	193,859

OPERATING EXPENSES
Depreciation and amortization expense	22,697	160,171
Impairment of asset	300,000	–
Goodwill impairment	1,459,725	932,529
Loss on disposal of assets	–	38,584
Selling, general and administrative	3,267,836	2,055,115
Total operating expenses	5,050,258	3,186,399

LOSS FROM OPERATIONS	(4,304,018)	(2,992,540)

OTHER INCOME (EXPENSE)
Other income	1,743	108,234
Bad debt expense	(23,607)	–
(Loss) from extinguishment of debt	–	(45,933)
Change in value of derivative liability	(629,176)	(36,469)
Gain/(loss) on sale of assets	874	–
Interest expense	(360,331)	(111,682)
Amortization of debt discounts	(950,736)	(573,605)
Total other income (expenses)	(1,961,233)	(659,455)

NET (LOSS) FOR THE PERIOD	$(6,265,251)	$(3,651,995)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(10.41)	$(126.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	602,038	28,937

The accompanying notes are an integral part of these audited consolidated financial statements

CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC.)

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 and 2018

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1, H, I		Preferred Shares to be issued		Preferred Stock, Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2016	1	$–	5,480,050	$–	–	$–	118	$–
Common stock issued for payment of accrued expenses
Cancellation of Common Stock - accrued liabilities
Conversion of convertible notes payable
Common stock issued for debt settlement - related party
Shares issuance for prior conversion error
Series B Preferred Stock issued for debt settlement			24,000	24
Common stock issued for services
Cancellation of Common Stock
Common stock compensation for shares cancellation
Preferred B issued for service			15,906	16
Common stock issued for cash
Issuance of Series I Preferred Stock for cash			112,746	113
Preferred I issued for cash - related party			90,909	101
Conversion of Series B Preferred Stock			(1,627,732)	(1,628)
Conversion of Series F1 Preferred Stock			(115,955)	(116)
Conversion of Series C Preferred Stock							(1)
Conversion of Series I Preferred Stock			–	–
Series H Preferred Stock issued for prior year acquisition			4,859,379	4,859
Warrants granted
Derivative resolution upon conversion
Reclassified to Derivative liabilities from Additional Paid in Capital
Net loss
Balance December 31, 2017 (Restated)	1	$–	8,839,303	$8,849	–	$–	117	$–

CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC.)

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  (DEFICIENCY) (continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 and 2018

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1, H, I		Preferred Shares to be issued		Preferred Stock, Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2017 (Restated)	1	$–	8,839,303	$8,849	–	$–	117	$–
Conversion of Series B Preferred Stock	–	–	(33,999)	(34)	–	–	–	–
Conversion of Series H Preferred Stock	–	–	(2,546,259)	(2,546)	–	–	–	–
Common stock issued for services - Eurasian consulting agreement	–	–	–	–	–	–	–	–
Conversion of convertible notes payable	–	–	–	–	–	–	–	–
Warrants granted for services	–	–	–	–	–	–	–	–
Conversion of Series I Preferred Stock	–	–	(203,655)	(204)	–	–	–	–
Conversion of Series H Preferred Stock	–	–	(2,313,210)	(2,313)	–	–	–	–
Issuance of Series K Preferred Stock for acquisition	–	–	8,200,562	8,201	–	–	–	–
Issuance of Series K-1 Preferred Stock for acquisition	–	–	1,447,157	1,447	–	–	–	–
Issuance of Series C Preferred Stock for services	–	–	–	–	–	–	2	0
Issuance of Series L Preferred Stock for acquisition	–	–	98,307,692	98,308	–	–	–	–
Cancelation of previously issued common shares for services	–	–	–	–	–	–	–	–
Common shares issued for accrued expense	–	–	–	–	–	–	–	–
Common shares to be issued for subsidiary obligation	–	–	–	–	–	–	–	–
Issuance of I preferred shares for officer compensation - bonus	–	–	–	–	–	200,000	–	–
Correction of previous issuance of commons shares for accrued expense	–	–	–	–	–	–	–	–
Reclass of settlements
Reclassified to Derivative liabilities from Additional Paid in Capital	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance December 31, 2018	1	$–	111,697,591	$111,707	–	$200,000	119	$0

CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC.)

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  (DEFICIENCY) (continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 and 2018

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance December 31, 2016	17,604	$18	$43,856,562	$(45,461,357)	$(1,599,297)

Common stock issued for payment of accrued expenses	12,667	13	1,415,587		1,415,600

Cancellation of Common Stock - accrued liabilities	(333)	(0)	(2,500)		(2,500)

Conversion of convertible notes payable	6,322	6	143,857		143,863

Common stock issued for debt settlement - related party	1,496	1	535,967		535,968

Shares issuance for prior conversion error	1	0	76		76

Series B Preferred Stock issued for debt settlement			21,756		21,780

Common stock issued for services	1,505	2	277,269		277,271

Cancellation of Common Stock	(667)	(1)	(999)		(1,000)

Common stock compensation for shares cancellation	33	0	2,998		2,998

Preferred B issued for service			6,338		6,354

Common stock issued for cash	67	0	10,000		10,000

Issuance of Series I Preferred Stock for cash			19,887		20,000

Preferred I issued for cash - related party			9,899		10,000

Conversion of Series B Preferred Stock	5,426	5	1,623		–

Conversion of Series F1 Preferred Stock	387	0	116		–

Conversion of Series C Preferred Stock	67	0	(0)		–

Conversion of Series I Preferred Stock	235	0	(0)		–

Series H Preferred Stock issued for prior year acquisition			724,048		728,907

Warrants granted			219,210		219,210

Derivative resolution upon conversion			405,443		405,443

Reclassified to Derivative liabilities from Additional Paid in Capital			(1,972,999)		(1,972,999)

Net loss				(3,651,995)	(3,651,995)

Balance December 31, 2017 (Restated)	44,808	$45	$45,674,137	$(49,113,352)	$(3,430,321)

CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC.)

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  (DEFICIENCY) (continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 and 2018

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance December 31, 2017 (Restated)	44,808	$45	$45,674,137	$(49,113,352)	$(3,430,321)
Conversion of Series B Preferred Stock	113	0	34	–	–

Conversion of Series H Preferred Stock	2,122	2	2,544	–	–

Common stock issued for services - Eurasian consulting agreement	2,591	3	86,749	–	86,751

Conversion of convertible notes payable	549,441	549	996,755	–	997,304

Warrants granted for services	–	–	–	–	–

Conversion of Series I Preferred Stock	204	0	203	–	–

Conversion of Series H Preferred Stock	1,928	2	2,311	–	–

Issuance of Series K Preferred Stock for acquisition	–	–	166,799	–	175,000

Issuance of Series K-1 Preferred Stock for investment in acquisition	–	–	98,553	–	100,000

Issuance of Series C Preferred Stock for services	–	–	720.0	–	720

Issuance of Series L Preferred Stock for acquisition	–	–	1,179,692.3	–	1,278,000

Cancelation of previously issued common shares for services	(667)	(1)	1	–	–

Common shares issued for accrued expense	2,286	2	239,998	–	240,000

Common shares to be issued for subsidiary obligation	–	–	–	–	–

Issuance of I preferred shares for officer compensation - bonus	–	–	–	–	200,000

Correction of previous issuance of commons shares for accrued expense	–	–	(80,000)	–	(80,000)

Reclass of settlements			80,574		80,574

Reclassified to Derivative liabilities from Additional Paid in Capital	–	–	1,770,997	–	1,770,997

Net loss	–	–	–	(6,265,251.0)	(6,265,251)

Balance December 31, 2018	602,826	$603	$50,220,067	$(55,378,603)	$(4,846,226)

The accompanying notes are an integral part of these audited consolidated financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31,2017

(AUDITED)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(6,265,251)	$(3,651,995)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	80,165	227,959
Loss (gain) from disposal of fixed assets	(874)	38,584
Loss (gain) from impairment of goodwill	1,459,725	932,529
Loss (gain) on settlement of liabilities	–	(38,220)
Loss on settlement of note payable - related party	–	84,153
Amortization of loan discount	950,736	573,605
Change in value of derivative liability	629,176	36,469
Stock based compensation	287,472	285,623
Warrants expense	–	96,753
Convertible note issued for conversion cost reimbursement	137,705	–
Other Income	16,338	–
Convertible note issued for services rendered	–	80,000
(Increase) decrease in:
Accounts receivable	88,047	(31,053)
Inventory	43,849	(4,699)
Deposits	–	–
Prepaids and other	(34,965)	25,359
Other assets	344,251	(15,072)
Intangible assets	15,561	–
Increase(decrease) in:
Accounts payable	455,741	140,837
Accrued expenses	(371,551)	(152,261)
Accrued expenses - related party	–	–
Interest payable	269,706	80,740
Taxes payable	(15,865)	(7,579)
Accrued payroll taxes	(98,868)	(39,736)
Accrued officers' salaries	411,487	723,100
Other liabilities - deferred revenue	323,316	–

Net cash used in operating activities	(1,274,099)	(614,904)

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31,2017

(AUDITED)

	2018	2017
INVESTING ACTIVITIES
Purchase of intangible	–	(5,000)
Purchase of fixed assets	(852,000)	–
Disposal (Purchase) of fixed assets	91,847	(7,800)

Net cash provided by (used in) investing activities	(760,153)	(12,800)

FINANCING ACTIVITIES
Due from related party	–	(91,791)
Due to related party	111,996	–
Proceeds from sales of stock	–	40,000
Due to shareholder	–	–
Proceeds from convertible notes payable	1,702,603	687,200
Proceeds from notes payable - related party	121,053	46,176
Proceeds from notes payable	–	25,343
Repayments of convertible notes payable	–	(10,000)
Repayments of notes payable	–	(68,684)
Proceeds from line of credit	–	16,841
Repayments to line of credit	(13,499)	(11,343)

Net cash provided by financing activities	1,922,153	633,742

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(112,100)	6,038

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	230,407	62,948

CASH AND CASH EQUIVALENTS, END OF PERIOD	$118,307	$68,986

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$215,601	$30,866

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$997,303	$143,863
Common stock issued for settlement of expense	$160,000	$1,415,600
Series H Preferred Stock issued for acquisition of Repicci Group	$–	$728,907
Common stock cancellation related to accrued liability	$–	$2,500
Series I Preferred Stock issued for compensation	$200,000	$–
Series B preferred shares issued for debt settlement	$–	$60,000
Conversion of preferred stock to common stock	$5,097	$1,744
Debt discount from issuance of warrant	$–	$219,210
Derivative liability settled upon conversion	$1,770,997	$405,443
Derivative liability settled upon conversion	$–	$1,972,999
Debt discount from derivative liabilities	$–	$535,878

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff Lexington Corp. (“Cardiff”, the “Company”), a publicly held corporation.

In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of, niche companies with high growth potential,. The reason for this strategy was to protect the Company’s shareholders by acquiring businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors.

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

Edge View Properties, Inc. acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016;

Refreshment Concepts, LLC acquired on August 10, 2016;

Repicci’s Franchise Group, LLC acquired on August 10, 2016;

Red Rock Travel Group, was acquired July31, 2018

Platinum Tax Defenders, LLC was acquired July 31, 2018

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff, and its wholly-owned subsidiaries: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; FDR Enterprises, Inc.; Refreshment Concepts, LLC, Repicci’s Franchise Group, LLC, Red Rock Travel Group, and Platinum Tax Defenders LLC. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported financial results.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

Change in Capital Structure

Om March 25, 2019 the Company announced a 1:1500 reverse split of its Common stock, which has been given retrospective treatment in the consolidated financial statements.

Revenue Recognition

For the year-ended December 31, 2017, in general, the Company recognized revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met:

1) persuasive evidence of an arrangement exists between the Company and our customer(s);

2) services have been rendered;

3) our price to our customer is fixed or determinable; and

4) collectability is reasonably assured.

Rental Income

The Company’s rental income is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section 605- 10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying consolidated balance sheets as of December 31, 2017 and 2016. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Restaurant Sales

Revenue from restaurant sales were recognized when food and beverage products are sold. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities.

On January 1, 2018, we adopted Topic 606 using the modified retrospective method which did not have a material impact to the opening balance of accumulated deficit.. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606

The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

The Company generates revenue from our subsidiaries primarily on a cash basis for sale of food items and monthly rentals of mobile homes. As allowed by a practical expedient in Topic 606, the entity recognizes revenue in the amount to which the entity has a right to invoice. The term between invoicing and when payment is due is not significant.

Our subsidiary Repicci, generates revenues through franchise fees. Revenues from franchise fees are recognized in accordance with guidance Topic 606, as the reference objections are satistied. The perinate franchise fees associated with the right to intellectual property is earned over the life of the franchise agreement, which can be up to 15 years.

Our segmented revenue is disclosed more fully in our financial statements, see footnote 10 for further details.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable

Accounts receivable is reported on the balance sheet at gross amounts due to the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible. As of December 31, 2018 and 2017, the Company had accounts receivable of $64,345 and $63,061, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business.

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

During the years ended December 31, 2018 and 2017, depreciation and amortization expense was $80,165 and $227,959 ($108,039 is included in Cost of Goods Sold), respectively.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believe such assumptions are also comparable to those that would be used by other marketplace participants. During years-ended December 31, 2018 and 2017, the company had Goodwill impairment of $1,459,725 and $932,529, respectively, related to its acquisitions of FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. (collectively referred to as “Repicci’s Group”) and Red Rock Travel Group. The Company based this decision on impairment testing off the underlying assets, expected cash flows, decreased asset value and other factors.

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

When the Company records a BCF, the relative fair value of the BCF is recorded as a derivative liability with an offset against the face amount of the respective debt instrument which is and amortized to interest expense over the life of the debt.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2018 and 2017.

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2018	$–	$–	$1,870,625	$1,870,625

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2017	$–	$–	$2,236,656	$2,236,656

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

The expense resulting from share-based payments is recorded in general and administrative expense in the consolidated statements of operations.

Stock-Based Compensation – Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company earky adopted ASU No 2018-07 for equity instruments issued to parties other than employees.

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

For the years ended December 31, 2018 and 2017 the Company did not have any interest and penalties associated with tax positions. As of December 31, 2018 and 2017, the Company did not have any significant unrecognized uncertain tax positions.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2018 and 2017. During a period of net loss, all potentially dilutive securities are anti-dilutive. Accordingly, for the years ended December 31, 2018 and 2017 potentially dilutive securities have been excluded from the computations since they would be anti-dilutive. However, these dilutive securities could potentially dilute earnings per share in the future (weighted average reflected post 1500:1 reverse stock split):

	For the years ended
	December 31, 2018	December 31, 2017

Numerator:
Net (loss)	$(6,265,251)	$(3,651,995)

Denominator:
Weighted-average shares outstanding	602,038	28,937

Basic (loss) per share	$(10.41)	$(126.20)

This does not include the potential dilutive effect if all exercisable warrants were exercised or conversions of convertible notes and convertible preferred stock as described below as of December 31, 2018:

	2018	2017
Principal and Interest conversion	3,133,104	41,660
Warrants	5,833	–
Preferred Stock conversion	350,167	209,650
Total	3,489,104	250,310

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of December 31, 2018, the Company has sustained recurring loses and accumulated a working capital deficit. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management has prospective investors and believes the raising of capital will allow the Company to fund its cashflow shortfalls and pursue new acquisitions. There can be no assurance that the Company will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to it. Should the Company be unable to raise sufficient funds, it may be required to curtail its operating plans. In addition, increases in expenses may require cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future. Should the Company not be able to raise sufficient funds, it may cause cessation of operations.

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

Platinum Tax Defenders

On July 31, 2018, the Company completed the acquisition of Platinum Tax Defenders. In connection with the closing of the acquisition, a Preferred “L” Class of stock with a par value of $0.001 was established and issued. The Preferred “L” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.013 per share (pre-splt) for a total of 98.307,692 representing a value of $1,278,000. These Preferred “L” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement. The preliminary purchase allocation of the net assets acquired is as follows:

Platinum Fair Value
Cash	$138,906
Accounts receivable	105,669
Other assets	60,041
Property and equipment	6,010
Goodwill	2,092,048
Liabilities	(272,674)
Total	$2,130,000

Red Rock Travel Group

On July 31, 2018, the Company completed the acquisition of Red Rock Travel Group. In connection with the closing of the acquisition, on July 30th, 2018 a Preferred “K” Class of stock with a par value of $0.001 was established and issued. The Preferred “K” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.021 per share (pre-splt) for a total of 8,200,562 representing a value of $175,000. These Preferred “K” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Forward Acquisition Agreement. The preliminary purchase allocation of the net assets acquired is as follows:

Red Rock Fair Value
Cash	$22,515
Intangible assets*	300,000
Property and equipment	55,286
Goodwill*	1,459,725
Liabilities	(1,662,526)
Total	$175,000

* Subsequent to the acquisition, the Company determined that the intangible assets and goodwill should be fully impaired and written off.

The results of the operations for Platinum and Red Rock have been included in the consolidated financial statements since the date of the acquisitions (July 31, 2018). The following table presents the unaudited pro forma results of continuing operations for the years ended December 31, 2018 and 2017, respectively, as if the acquisitions had been consummated at the beginning of the period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future.

	Pro Forma 2018	Pro forma 2017

REVENUE	1,393,687	4,393,687

NET INCOME (LOSS) FOR THE PERIOD	$(7,211,221)	$(7,211,221)

4. ACCRUED EXPENSES

As of December 31, 2018, and December 31, 2017, the Company had accrued expenses of $1,310,074 and $740,696, respectively, consisted of the following:

	December 31, 2018	December 31, 2017

Accrued salaries – related party	$747,000	470,000
Lease payable – related party	–	25,250
Accrued expenses – other	563,074	245,446
Total	$1,310,074	740,696

5.	PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2018 and 2017 was $381,301 and $491,474, respectively, consisting of the following:

	December 31,	December 31,
	2018	2017
Furniture, fixture and equipment	715,466	904,375
Leasehold improvements	161,166	672,159
Total	876,632	1,576,534
Less: accumulated depreciation	(495,331)	(1,085,060)
Plant and equipment, net	381,301	491,474

During the years ended December 31, 2018 and 2017, depreciation expense was $80,165 and $227,959, respectively. During the year end December 31, 2018 and 2017, the Company accounts for depreciation as a separate item in the operational expense of $22,697 and $160,171, respectively and included $57,468 and $108,039, respectively in depreciation in cost of goods sold.

During the December 31, 2018, the Company disposed fixed assets of $104,886 and related liabilities related to a company-owned franchise, resulting in net cash flow of $91,847 and a gain on sale of $874 from disposal. During the December 31, 2017, the Company disposed fixed assets of $101,434, resulting in accelerated depreciation expense of $101,434 from disposal of fixed assets.

6.	LAND

As of December 31, 2018 and 2017, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into residential community.

7.	LINE OF CREDIT

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

As of December 31, 2018 and 2017, The Company had balance of $1,999 and $15,498, respectively.  During the year ended December 31, 2018, the Company made a cash payment of $13,499. (Included in Note 10)

8.	RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

During the year ended December 31, 2018, the Company borrowed $25,000 from a corporate officer, which was repaid. During the year ended December 31, 2017, the Company repaid a total of $91,791 to related parties.

Refreshment Concepts, LLC leases its premises from its prior owner under a month-to-month lease at the rate of $1,500 per month. As of December 31, 2018 and December 31, 2017, the Company had lease payable of $-0- and $25,250, respectively to the related party, which is reflected in accrued expenses – related party .

On January 24, 2017, the Company issued 2,010,490 (pre-split) shares of Common Stock to settle $482,518 due to the prior owner of Refreshment Concepts LLC, pursuant to the Acquisition Agreement, dated August 10, 2016. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.24 per share (pre-splt), resulting in loss from extinguishment of debt in amount of $80,420.

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

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the unsecured loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of 6 % per year. As of December 31, 2018 and 2017, the Company had $77,640 due (included in due to officers and shareholders on the financial statements) to Daniel Thompson, respectively.

In addition, the Board of Directors of the Company approved to increase Daniel Thompson’s compensation to $25,000 per month from $20,000 effective January 1, 2017. Accordingly, a total salary of $300,000 and $300,000 were accrued and reflected as an expense to Daniel Thompson during the year ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2017, the Company issued 10,000,000 (pre-split ) shares of Common Stock for forgiveness of $800,000 in accrued salaries. The accrued salaries payable to Daniel Thompson was $317,500 and $117,500 as of December 31, 2018 and 2017, respectively.

The Company had an employment agreement with a former Chief Operating Officer, Mr. Levy, whereby the Company provided for compensation of $15,000 per month in 2015 and $10,000 per month in 2016. Mr. Levy resigned on June 7, 2016 at which time $160,000 was owed. . During the year ended December 31, 2017, the Company issued 1,000,000 (pre -reverse 1500:1 stock split) shares of Common Stock for forgiveness of $80,000 in accrued salaries. The total balance due to Mr. Levy for accrued salaries at December 31, 2018 was $80,000.

The Company had an employment agreement with the Chief Operating Officer, Mr. Roberts, whereby the Company provided for compensation of $10,000 per month effective in June 2016. The total balance due to Mr. Roberts for accrued salaries at December 31, 2018 and 2017 were $107,000 and $70,000, respectively. In addition, the Company agreed to grant Mr. Roberts stock options for a minimum of 300,000 shares of the Company's common stock at an exercise price of 50% of the current last ten (10) day stock average per share, and 600,000 shares of common stock as a key officer employment incentive to be earned and vested on a pro rata basis at 25,000 shares per month for twenty-four (24) months. The fair value of both 300,000 options and 600,000 shares were determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.226 per share. On August 8, 2017, Mr. Roberts accepted the offer from the Company to issue 3,000,000 (pre-splt) common shares for forgiveness of all accrued expenses, options, and common stock granted totaling $135,600 through June 2016.  Additionally, the Company issued 1,000,000 ((pre-splt)) shares of Common Stock as a bonus to Mr. Roberts for his past service to the Company. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.07 (pre-splt) per share. Accordingly, the Company recognized stock based compensation of $70,000 to the consolidated statements of operations for the year ended December 31, 2017.

The Board of Directors of the Company approved to increase Chief Executive Officer, Mr. Cunningham’s compensation to $25,000 per month from $15,000 effective January 1, 2017. A total salary of $300,000 and $300,000 were accrued and reflected as an expense during the year ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2017, the Company issued 5,000,000 (pre -reverse 1500:1 stock split) shares of Common Stock for forgiveness of $400,000 in accrued salaries. The total balance due to Mr. Cunningham for accrued salaries at December 31, 2018 and 2017 were $322,500 and $122,500, respectively.

Notes Payable – Related Party

The Company has entered into several unsecured loan agreements with related parties (see below; Footnote 11, Notes Payable – Related Party; and Footnote 12 Convertible Notes Payable – Related Party).

9.	NOTES AND LOANS PAYABLE

Notes payable at December 31, 2018 and 2017 are summarized as follows:

	December 31,	December 31,
	2018	2017
Loans Payable Unrelated Party	$665,488	$215,979
Notes Payable – Unrelated Party	10,989	–
Notes Payable – Related Party	265,242	144,189
Total	941,719	360,168
Current portion	(941,719)	(360,168)
Long-term portion	$–	$–

As of December 31, 2018, the Company had lease payable of $40,521 in connection with two capital leases on two Mercedes Sprinter Vans for the ice cream subsidiary and two loans for auto loan for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time.

The balance of $624,967 in notes payable and loans to unrelated party was due primarily by our new subsidiary Red Rock Travel Group, for funds received through various loans.

Notes Payable – Unrelated Party

During the year end December 31, 2017, the Company received $25,343 from third parties and repaid $68,684

On March 12, 2009, the Company entered into an unsecured preferred debenture agreement (Note 5) with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 (pre-splt) warrants to purchase its Common Stock, exercisable at $0.10 (pre-splt) per share and expired on March 12, 2014. As a result, of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. No warrants had been exercised before the expiration. As of December 31, 2018, the Company was in default on this debenture. The balance of the note was $10,989 and $10,989 at December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2017, the Company had lease payable of $140,317 in connection with 2 capital leases on 2 Mercedes Sprinter Vans for the ice cream section. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time. The leases are not in default at the current time.

The balance of $64,673 in notes payable to unrelated party was due to the auto loan for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations. The loans carry interest from 0% to 6% interest and are not currently in default.

Notes Payable – Related Party

During the year end December 31, 2018, the Company received $174,955 from related parties. During the year end December 31, 2017, the Company received $46,176 from related parties

On September 7, 2011, the Company entered into an unsecured Promissory Note agreement (“Note 1”) with a related party for $50,000. Note 1 bears interest at 8% per year and matured on September 7, 2016. Interest is payable annually on the anniversary of Note 1, and the principal and any unpaid interest were due upon maturity. In conjunction with Note 1, the Company issued 2,500,000 shares (pre-split) of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 1, net of debt discount, was $50,000 and $50,000 at December 31, 2018 and December 31, 2017 respectively. Note 1 is currently in default.

On November 17, 2011, the Company entered into an unsecured Promissory Note agreement (“Note 2”) with a related party for $50,000. Note 2 bears interest at 8% per year and matured on November 17, 2016. Interest is payable annually on the anniversary of Note 2, and the principal and any unpaid interest were due upon maturity. In conjunction with Note 2, the Company issued 2,500,000 shares (pre-split) of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 2, the Company recorded a $50,000 debt discount during 2011. The balance of Note 2, net of debt discount, was $50,000 and $50,000 at December 31, 2018 and December 31, 2017 , respectively. Note 2 is currently in default.

On August 4, 2015, the Company entered into an unsecured Promissory Note agreement (“Note 4 ”) with a related party for $19,500. Note 3  bears interest at 6% per year and matures on December 31, 2016. Interest is payable annually on the anniversary of Note 4, and the principal and any unpaid interest were due upon maturity. The principal balance of Note 4 $-0- as of December 31, 2017.

As of December 31, 2018 the Company also had an unsecured note payable of $50,747 and to the prior owner of Red Rock . The note is due on demand and carries no interest.

As of December 31, 2018 the Company also had an unsecured note payable of $165,242 and to the prior owner of Platinum Tax Defenders. The note is due on demand and carries no interest.

As of December 31, 2017, the Company also had an unsecured note payable of $44,189, to the prior owner of Repicci’s Group. The note is due on demand and carries no interest.

10.	CONVERTIBLE NOTES PAYABLE

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

During 2018, the company received $1,702,603 cash proceeds, from convertible notes payable and repaid $-0- in cash. The company recorded amortization of debt discount of $950,736 related to convertible notes, during the year end December 31, 2018. During 2017, the company received $687,200 cash proceeds, from convertible notes payable and repaid $10,000 in cash. The company recorded amortization of debt discount of $573,605 related to convertible notes, during the year end December 31, 2017

During the year ended December 31, 2018, the Company received conversion notices for $748,571 of convertible debt and $251,733 in interest, penalties and fees, which were converted into 824,162,204 (pre reverse 1500:1 stock split) shares .

Convertible notes at December 31, 2018 and December 31, 2017 are summarized as follows:

	December 31, 2018	December 31, 2017

Convertible Notes Payable – Unrelated Party	$2,026,800	$861,875
Convertible Notes Payable – Related Party	165,000	165,000
Discount on Convertible Notes Payable - Unrelated Party	(201,024)	(245,494)
Total	$1,990,775	$781,381
Current Portion	950,775	781,381
Long-Term Portion	$1,040,000	$–

For the year-ended December 31, 2017:

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

For the year-ended December 31, 2018, the Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 11.

Note #	*	Issuance	Maturity	Rate	12/31/2017 Principal Balance	2018 Add Principal	2018 Principal Conversions	Shares issued upon conversion 2018	12/31/2018 Principal Balance	Total Interest expense for Year Ended 12/31/2018	Accrued Interest as of 12/31/2018	Conversion price
3	R	9/7/2011	9/7/2016	8%	50,000	–	–	–	50,000.00	4,055.56	24,055.56	Non-convertible
3-1	R	11/17/2011	11/17/2016	8%	50,000	–	–	–	50,000.00	4,055.56	24,055.56	Non-convertible
4		4/17/2014	6/17/2014	8%	–	–	–	–	–	–	–	$.005 per share
5		3/12/2009	3/12/2014	0%	10,989	–	–	–	10,989.00	–	–	Non-convertible
6		7/29/2015	11/26/2015	8%	–	–	–	–	–	–	–	50% of market, subject to change to $.01

1	R	8/21/2008	8/21/2009	12%	150,000	–	–	–	150,000.00	18,250.00	108,250.00	Short Term
2	R	3/11/2009	4/29/2014	12%	15,000	–	–	–	15,000.00	1,825.00	10,825.00	Short Term
7		2/9/2016	2/9/2017	15%	11,500	1,500.00	(4,515.00)	1,200,000	8,485.00	1,871.32	714.93	$.03 per share or 50% of market
7-1		10/28/2016	10/28/2017	15%	25,000	–	–	–	25,000.00	6,319.44	5,320.63	$.03 per share or 50% of market
8		3/8/2016	3/8/2017	15%	10,000	1,500.00	(10,000.00)	495,411	1,499.97	304.16	9,563.50	$.03 per share or 50% of market
9		9/12/2016	9/12/2017	10%	80,000	–	–	–	80,000.00	16,222.22	31,875.78	$.03 per share or 50% of market
10		1/24/2017	1/24/2018	10%	55,000	–	–	–	55,000.00	12,528.00	17,737.50	$.25 per share or 50% of market
11		1/27/2017	1/27/2018	15%	50,000	11,500.00	(58,802.00)	44,810,143	2,698.00	8,079.61	(0.00)	$.25 per share or 50% of market
11-1		2/21/2017	2/21/2018	15%	25,000	–	–	–	25,000.00	6,398.31	1,028.92	$.25 per share or 50% of market
11-2		3/16/2017	3/16/2018	15%	40,000	–	–	–	40,000.00	10,238.02	5,949.36	$.25 per share or 50% of market
12		4/6/2017	4/6/2018	15%	43,497	7,500.00	(19,000.00)	19,286,260	31,997.00	10,573.79	6,770.88	$.25 per share or 50% of market
13-1		4/21/2017	4/21/2018	5%	287,500	–	(115,500.00)	15,191,152	172,000.00	9,863.26	12,105.63	$.30 per share or 60% of the lowest trading price for 10 days
14		10/6/2017	7/6/2018	12%	82,500	5,112.65	(87,612.65)	66,879,492	–	6,288.42	0.00	40% of the lowest trading price for 10 days
15		11/2/2017	11/2/2018	8%	54,600	–	(54,600.00)	47,973,252	–	2,959.60	0.00	60% of the lowest trading price for 10 days

16		11/27/2017	11/27/2018	12%	53,800	115,917.00	(122,992.00)	176,451,571	–	105,034.90	0.00	60% of the lowest trading or bid (whichever is lower) price for 20 days

17		12/14/2017	12/14/2018	8%	43,478	–	(43,478.26)	8,248,054	–	1,979.02	0.00	60% of the lowest trading price for 10 days

18		1/19/2018	1/19/209	12%	–	83,500.00	–	–	83,500.00	10,159.17	10,159.17	60% of the lowest trading price for 20 days

19		2/21/2018	2/21/2019	8%	–	78,750.00	(78,750.00)	54,957,108	–	3,638.74	0	60% of the lowest trading price for 15 days

20		3/29/2018	3/29/2019	8%	–	100,000.00	(74,900.00)	145,598,889	25,100.00	6,579.82	2,672.82	60% of the lowest trading price for 15 days

21		4/9/2018	4/9/2019	10%	–	147,000.00	(16,794.00)	60,041,407	130,206.00	10,335.82	1,958.82	40% discount on the lowest trading price for previous 25 days

22		7/10/2018	1/10/2021	12%	–	1,040,000.00	–	–	1,040,000.00	63,786.67	63,786.67	$0.04/ share or 40% of the lowest bid price for prior 21 days

23		7/19/2018	12/31/2018	8%	–	43,478.26	(43,478.26)	14,373,526	–	79.90	–	60% of the lowest trading price for 10 days

24		7/19/2018	12/31/2018	8%	–	43,478.26	(43,478.26)	67,478,054	–	972.00	(0.00)	60% of the lowest trading price for 10 days

25		8/13/2018	2/13/2019	12%	–	126,560.00	(48,246.00)	101,177,885	78,314.00	6,068.14	1,724.14	$0.004/ share or 60% of the lowest trading price for prior 21 days

26		8/10/2017	1/27/2018	15%	–	–	–	–	20,000.00	1,533.33	1,533.33	$.25 per share or 50% of market

27-1-4		12/10/2018	12/10/2019	8%	–	108.000.00	–	–	108,000.00	504.00	504.00	60% of the lowest trading price for 10 days

28		12/5/2018	12/5/2019	8%	–	100,000.00	–	–	100,000.00	466.67	466.67	55% of the lowest trading price for 15 days

	Convertible	$861,875	$2,013,796	$(822,146)	824,162,204	$2,026,800	$302,784	$173,873
	Non-Convertible	$10,989	$–	$–	–	$10,989	$–	$–
SUMMARY	Related Party Convertible	$165,000	$–	$–	–	$165,000	$20,075	$119,075
	Related Party Non-Convertible	$100,000	$–	$–	–	$100,000	$8,111	$48,111
	Total	$1,137,864	$2,013,796	$(822,146)	824,162,204	$2,302,789	$330,970	$341,059

* R = Related Party

11.	FAIR VALUE MEASUREMENT

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

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 12. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using terms in the notes that are subject to volatility and market price of the underlying common stock of the Company.

As of December 31, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

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

The derivative liability as of December 31, 2018, in the amount of $1,870,625 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2018:

Derivative Liability, December 31,2017	2,236,656
Day 1 Loss	987,021
Discount from derivatives	775,790
Resolution of derivative liability upon conversion	(1,770,997)
Mark to market adjustment	(357,845)
Derivative Liability, December 31, 2018	1,870,625

The above tables also include derivative liabilities related to warrants to purchase common stock of $3,795 at December 31, 2018. Net loss for the period included mark-to-market adjustments relating to the liabilities held during the year ended December 31, 2018 in the amounts of $629,176.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the year ended December 31, 2018, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Lattice Bi-nominal Option Pricing Model and the following assumptions:

For the period ended
	December 31, 2018	December 31, 2017
Volatility	182.91%-636.13%	111.09% - 220.65%
Risk-free interest rate	2.13% -2.72%	0.51% - 1.76%
Expected term	.04 - 5.14	.02-1.00

12.	PAYROLL TAXES

The Company previously reported that it has failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. These accruals were reversed for prior years, and a similar estimated accrual established for 2018 and 2017. As of December 31, 2018 and December 31, 2017, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $9,865 and $2,047, respectively.

13.	CAPITAL STOCK

2017

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

There was no change in Series K and K1 Preferred Stock during the year ended December 31, 2017

2018

Series B Preferred Stock

During the year ended December 31, 2018, the holder of 33,999 shares of Series B Preferred Stock exercised the option to convert into 169,995 shares of Common Stock of the Company. Pre-reverse.

Series C Preferred Stock

During the year ended December 31, 2018, the Company issued 2 shares of Series C Preferred stock to the prior owners of Edgeview Properties for services provided to the Company.

Series H Preferred Stock

During the year ended December 31, 2018, the holder of 4,859,469 shares of Series H Preferred Stock exercised the option to convert into 6,074,223 shares of Common Stock of the Company. Pre-reverse.

Series I Preferred Stock

During the year ended December 31, 2018, the holder of 203,655 shares of Series I Preferred Stock exercised the option to convert into 305,483 shares of Common Stock of the Company. Pre-reverse.

During the year ended December 31, 2018, the Company agreed to issued 125,000,000 shares each as a bonus to Daniel Thompson and Alex Cunningham, for their efforts related to the significant acquisitions that occurred during the year. These shares have not been issued, but are deemed effective on the grant date of November 27, 2018 and an accrual for stock based compensation of 100,000

Series K Preferred Stock

During the year ended December 31, 2018, the Company issued 8,200,562  shares of series K Preferred Stock to the prior owners of Red Rock Travel Group. The fair market value of the shares on the date of issuances was $0.0201 per share, at a total cost of $175,000.

Series K-1 Preferred Stock

During the year ended December 31, 2018, the Company issued 1,447,457 shares of Series K-1 Preferred Stock in settlement of a note payable. The fair market value of the shares were valued at the face amount of the note of $100,000.

Series L Preferred Stock

During the year ended December 31, 2018, the Company issued 98,307,692 shares of Series L Preferred Stock to the prior owner of Platinum Tax Defenders. The fair market value of the shares on the date of issuances was $0.013 per share, at a total cost of $1,278,000.

Common Stock (pre reverse 1500:1 stock split)

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

2018

See Note 11 for further issuance information related to conversion of indebtedness to common stock.

During the year ended December 31, 2018, the Company canceled 1,000,000 shares previously issued and issued 3,886,930 shares to third-party consultants. The fair market value of the shares on the date of issuances was $0.0186 to $0.0247 per share, at a total cost of $86,751. The Company also issued 3,428,571 shares in settlement of $240,000 in liabilities owed to a former officer of the Company.

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

The Company determined that the warrants were tainted  and therefore the carrying value represents an embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes valuation model at the grant dates of the agreement(February 10, 2017, May 10, 2017, August 10, 2017 and December 10, 2017.) and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

Year Ended December 31,
Initial Valuation	96,753
Ending Value	47,559

The table below sets forth the assumptions for Black-Scholes valuation model on each initial date and December 31, 2017

Year Ended December 31, 2017
Volatility	274% - 314%
Risk-free interest rate	0.147 - 0.198
Expected term	2.11 - 3.0

During the year ended December 31, 2018, the Company entered into a note agreement for $1,040,000, as part of the note agreement the Company agreed to issue the noteholder warrants exercisable for 4,000,000 shares of common stock with a term of eight years, at an exercise price of $0.04. The terms also include a full-ratchet anti-dilution protection provision and therefore the Company has deemed them to be a derivative liability.

Year Ended December 31, 2018
Initial Valuation	89,359
Ending Value	3,795

The table below sets forth the assumptions for Black-Scholes valuation model on each initial date and December 31, 2018

Year Ended December 31, 2018
Volatility	213% - 494%
Risk-free interest rate	0.147 - 0.269
Expected term	2.11 – 2.53

Accordingly, the Company recorded warrant expenses of $133,123 during the year ended December 31, 2018.

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

The following tables summarize all warrant outstanding as of December 31, 2018, and the related changes during this period. The warrants expire three years from grant date, which as of December 31, 2018 is 3.31 years. The intrinsic value of the warrants as of December 31, 2018 was $-0-.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2018	6,614,287	$0.21
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at December 31, 2018	6,614,287	0.21
Warrants Exercisable at December 31, 2018	6,614,287	$0.21

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

After the cancellation of the above transaction, there were no stock options issued as of December 31, 2017 or as of December 31, 2018.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating lease expense of $242,567 and $176,062 for the year ended December 31, 2018 and 2017, respectively, consisting of the followings.

	For the year ended
	December 31, 2018	December 31, 2017

Restaurants	$72,121	$71,750
Lot	73,782	35,350
Office	96,664	68,962
Equipment Rentals	–	–
Total	$242,567	$176,062

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

16. INCOME TAXES

At December 31, 2018, the Company had federal and state net operating loss carry forwards of approximately $15,071,165 that expire in various years through the year 2038.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2018 and 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2018 and 2017 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $3,815,102 and $3,815,102, respectively, less a valuation allowance in the amount of approximately $3,815,102 and $3,815,102, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in both 2018 and 2017. The valuation allowance increased by approximately $811,314 for the year ended December 31, 2018.

The Company’s total deferred tax asset as of December 31, 2018 and 2017 is as follows:

	2018	2017
Deferred tax assets	$3,815,102	$3,815,102
Valuation allowance	(3,815,102)	(3,815,102)

Net deferred tax asset	$–	$–

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2018 and 2017 is as follows:

Repicci, one of our operating segments, recorded income tax payable of $9,865 as of December 31, 2018 and $15,865 as of December 31, 2017.

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

17.	SEGMENT REPORTING

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

The mobile home lease segment establishes mobile home business as an option for a homeowner wishing to avoid large down payments, expensive maintenance costs, monthly mortgage payments and high property taxes. If bad credit is an issue preventing people from purchasing a traditional house, the Company will provide a financial leasing option with "0" interest on the lease providing a "lease to own" option for their family home .

The Company-owned Pizza Restaurant segment includes sales and operating results for all Company-owned restaurants. Assets for this segment include equipment, furniture and fixtures for the Company-owned restaurants.

Repicci’s Group offers franchisees for the operation of “Repicci’s Italian Ice” franchises. These franchised stores specialize in the distribution of nonfat frozen confections.

The number of franchise agreements in force as of December 31, 2018 was forty-five (45), seven (7) new state of the art “mobile” units.

Platinum Tax Defenders provides tax resolution services to individuals and companies that have federal and state tax liabilities. The company collects fees based on efforts to negotiate and assist in the settlement of outstanding tax debts.

Red Rock Travel Group is a travel services company that provides discounted travel packages. The packages are marketed in conjunction with interval ownership properties and the company earns fees for scheduling the client visits and commissions on travel packages sold.

	For the year ended
	December 31, 2018	December 31, 2017
Revenues:
We Three	$186,096	$193,601
Romeo’s NY Pizza	602,866	592,445
Repicci's Group	538,156	835,968
Platinum Tax	899,748	–
Red Rock Travel	147,072	–
Other	–	3,754
Consolidated revenues	$2,373,938	$1,625,768

Cost of Sales:
We Three	$182,690	$155,416
Romeo’s NY Pizza	446,880	$429,779
Repicci's Group	503,478	$846,714
Platinum Tax	337,986	$–
Red Rock Travel	156,664	$–
Other	–	$–
Consolidated cost of sales	$1,627,698	$1,431,909

Income (Loss) before taxes
We Three	$(1,468)	$(4,494)
Romeo’s NY Pizza	28,336	(185,299)
Repicci’s Group	(10,395)	(111,302)
Platinum Tax	(168,851)	–
Red Rock Travel	(853,768)	–
Others	(5,259,106)	(3,350,900)
Consolidated gain/(loss) before taxes	$(6,265,251)	$(3,651,995)

	As of	As of
	December 31, 2018	December 31, 2017
Assets:
We Three	$318,285	$235,532
Romeo’s NY Pizza	108,908	158,551
Repicci’s Group	169,030	293,216
Platinum Tax	60,578	–
Red Rock Travel	8,114	–
Others	2,676,152	631,762
Combined assets	$3,341,066	$1,319,061

18.	RESTATEMENT

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

	December 31, 2017	Adjustment	As Restated
ASSETS
Current assets
Cash	68,986	(0)	68,986
Accounts receivable-net	63,061	0	63,061
Inventory-net	46,928	–	46,928
Prepaid and other	11,631	(0)	11,631

Total current assets	190,606	(0)	190,606

Property and equipment, net of accumulated depreciation of $1,030,232 and $838,736, respectively	491,473	1	491,474
Land	603,000	–	603,000
Intangible assets, net	15,561	–	15,561
Deposits	6,660	10,000	16,600
Due from related party	1,820	–	1,820

Total assets	1,309,061	10,000	1,319,061

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	193,239	13,500	206,739
Accrued expenses	291,826	(46,380)	245,446
Accrued expenses - related parties	472,750	22,500	495,250
Interest payable	312,192	–	312,192
Accrued payroll taxes	2,047	–	2,047
Due to officers and shareholders	77,640	–	77,640
Line of credit	15,498	–	15,498
Common stock to be issued	500	–	500
Series H preferred shares to be issued	–	–	–
Notes payable, unrelated party	215,979	–	215,979
Notes payable - related party	120,128	24,061	144,189
Convertible notes payable, net of debt discounts of $263,536 and $21,833, respectively	598,339	18,042	616,381
Convertible notes payable - related party	165,000	–	165,000
Derivative Liability	2,419,337	(182,680)	2,236,656
Income Tax payable	15,865	–	15,865

Total current liabilities	4,900,340	(150,958)	4,749,382

Total liabilities	4,900,340	(150,958)	4,749,382

Shareholders' (deficit)
Preferred stock	8,849	–	8,849
Common stock; 500,000,000 shares authorized with $0.001 par value; 64,414,091 and 25,223,578 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	66,031	–	66,031
Additional paid-in capital	46,795,517	(1,187,366)	45,608,151
Accumulated deficit	(50,461,676)	1,348,324	(49,113,352)
Total shareholders' deficiency	(3,591,279)	160,958	(3,430,321)

Total liabilities and shareholders' deficiency	$1,309,061	$10,000	$1,319,061

	December 31, 2017	Adjustment	As Restated
REVENUE
Rental income	$193,601		193,601
Sales of pizza	592,445		592,445
Sales of ice cream	954,855	(480,309)	474,546
Sales to franchisees
Ice cream	–	131,487	131,487
Franchise fees	–	81,435	81,435
Royalty fees	–	19,500	19,500
Truck sales and build out	–	129,000	129,000
Other	3,754	–	3,754
Total revenue	1,744,655	(118,887)	1,625,768

COST OF SALES (Exclusive of depreciation not related to Cost of Sales, shown separately below)
Rental business	155,416	–	155,416
Pizza restaurants	429,779	–	429,779
Ice cream stores	771,213	75,500	846,714
Sales to franchisees	–	–	–
Ice cream	–	–	–
Franchise fees	–	–	–
Royalty fees	–	–
Truck sales and build out	–	–	–
Other	–	–	–
Total cost of sales	1,356,408	75,501	1,431,909

GROSS MARGIN	388,247	(194,388)	193,859

OPERATING EXPENSES
Depreciation and amortization expense	246,325	(86,154)	160,171
Goodwill Impairment	932,529	–	932,529
Loss on disposal of assets	–	38,584	38,584
Selling, general and administrative	2,051,620	3,495	2,055,115
		–
Total operating cost	3,230,474	(44,075)	3,186,399

(LOSS) FROM OPERATIONS	(2,842,227)	(150,313)	(2,992,540)

OTHER INCOME (EXPENSE)
Other Income	0	108,234	108,234
(Loss) Gain from extinguishment of debt	(46,009)	76	(45,933)
Change in value of derivative liability	(1,386,055)	1,349,586	(36,469)
Interest expense	(111,606)	(76)	(111,682)
Amortization of debt discounts	(596,775)	23,170	(573,605)
Loss on disposal of assets	(17,647)	17,647	–
Loss on Impairment of Goodwill	–	–	–

Total other income (expenses)	(2,158,092)	1,498,637	(659,455)

(LOSS) FOR THE PERIOD	$(5,000,319)	$1,348,324	$(3,651,995)

(LOSS) PER COMMON SHARE
-BASIC AND DILUTED	$(180.00)	$222.51	$(164.30)

	December 31, 2017	Adjustment	As Restated
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(5,000,319)	$1,348,324	$(3,651,995)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	268,211	(40,252)	227,959
Loss from disposal of fixed assets	17,647	20,937	38,584
(Gain) from debt forgiveness	46,009	(46,009)	–
Loss from impairment of goodwill	932,529	–	932,529
(Gain) on settlement of liabilities	–	(38,220)	(38,220)
Loss on settlement of note payable - related party	–	84,153	84,153
Amortization of loan discount	596,775	(23,170)	573,605
Change in value of derivative liability	1,386,055	(1,349,586)	36,469
Stock based compensation	402,994	(117,371)	285,623
Warrants expense	98,573	(1,820)	96,753
Convertible note issued for conversion cost reimbursement	9,500	(9,500)
Convertible note issued for services rendered	80,000	–	80,000
(Increase) decrease in:		–
Accounts receivable	(31,053)	–	(31,053)
Inventory	(4,699)	–	(4,699)
Other assets	–	(15,072)	(15,072)
Deposits	(5,072)	5,072	–
Prepaids and other current assets	25,359	–	25,359
Accounts payable	127,336	13,501	140,837
Accrued expenses	(347,629)	195,368	(152,261)
Interest payable	98,315	(17,575)	80,740
Taxes payable	7,579	(15,158)	(7,579)
Accrued payroll taxes	(39,736)	0	(39,736)
Accrued officers' salaries	700,600	22,500	723,100

Net cash used in operating activities	(663,830)	48,926	(614,904)

INVESTING ACTIVITIES
Purchase of intangible assets	(5,000)	–	(5,000)
Disposal of fixed assets			–
Purchase of fixed assets	(9,468)	1,668	(7,800)

Net cash provided by (used in) investing activities	(14,468)	1,668	(12,800)

FINANCING ACTIVITIES
Due to related party	(37,059)	(54,732)	(91,791)
Proceeds from sales of stock	40,000	0	40,000
Shareholder contributions	24,061
Proceeds from convertible notes payable	705,177	(17,977)	687,200
Proceeds from notes payable -related party	–	46,176	46,176
Proceeds from notes payable -3rd party	–	25,343	25,343
Proceeds from line of credit	5,498	11,343	16,841
Repayments to line of credit	–	(11,343)	(11,343)
(Repayments to) convertible notes payable	(43,341)	(25,343)	(68,684)
(Repayments to) notes payable	(10,000)	0	(10,000)

Net cash provided by financing activities	684,336	(50,594)	633,742

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,038	–	6,038

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,948	–	62,948

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,986	$–	$68,986

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income tax			–
Interest	$–	$30,866	$30,866

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of accrued expense	$1,415,600	$–	$1,415,600
Common stock issued upon conversion of notes payable	$143,863	$–	$143,863
Common stock issued for settlement of note payable - related party	–	$451,891	$451,891
Conversion of preferred stock into common stock	$9,171	$(7,427)	$1,744
Common stock cancellation related to accrued liability	–	$2,500	$2,500
Series H Preferred Stock issued for prior year acquisition	$728,907	$–	$728,907
Series B preferred shares issued for debt settlement	–	$60,000	$60,000
Debt discount from issuance of warrant	–	$219,210	$219,210
Derivative Resolution upon conversion	–	$405,443	$405,443
Reclassification to derivative liabilities from additional paid in capital	$1,033,004	$939,995	$1,972,999
Debt discount from derivative liabilities	–	$535,878	$535,878
Cash carried over from acquisition	–	$–	$–

19. SUBSEQUENT EVENTS

As announced in our DEF 14C, filed December 24, 2018, we amended the authorized Preferred series “L” to 100,000,000 on March 5th, 2019 with the State of Florida; stating shares are non-dilutive to a minimum of $1,278,000 in value. This minimum cannot be diluted due to actions taken by the Company, its BOD and/or its shareholders. All newly issued Stock are subject to a lockup / leakout agreement. Liquidation limited to 20% per year.

As announced in our DEF 14C, filed December 24, 2018, we amended the authorized Preferred series “L1” to 100,000,000 on March 5th, 2019 with the State of Florida; stating shares are non-dilutive.  Voting rights – NONE. Converts to common stock at a ratio of 1 share preferred to 1.25 shares common. 12-month minimum holding period; thereafter liquidation limited to 20% per year.

On March 5th, 2019 – we changed transfer agencies from Standard Registrar & Transfer to OnlineTransfer, LLC.

Effective March 21st, Company completed a reverse split of 1500:1 for common shares.

Entered into an amended Promissory Note agreement with Leonite Capital, LLC, for two additional $50,000 tranches to the Company.

Stock Issuances:

Subsequent to December 31, 2018, 820,2322,075 (pre-split) shares were issued for debt conversion.

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

As of December 31, 2018, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.                 As of December 31, 2018, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.                 As of December 31, 2018, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this deficiency constitutes a material weakness.

3.                 Lack of formal documentation over internal control procedures and environment.

4.                 Lack of proper segregation of duties and multiple level of reviews.

5.                 Lack of expertise in accounting of derivative liabilities.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2018 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Positions
Daniel Thompson	68	Chairman of the Board of Directors
Alex Cunningham	61	Chief Executive Officer and President
Dr. Rolan Roberts II	38	Chief Operating Officer

Background of our officers and directors

Daniel Thompson, 68, Chairman of the Board of Directors. In June of 2010 Thompson was previously appointed Chairman and CEO of Cardiff formerly a television and entertainment industry professional with a 30-year career that embraces network and cable advertising sales programming production and product placement, Mr. Thompson was president of Creative Entertainment Services, which he founded and successfully sold in a transaction. Mr. Thompson also co-founded and successfully sold an industry service company – Creative Television Marketing, a producer of short-form advertising concepts: Closed- Captioning Sponsorships, 10-Second Promotional Advertising vehicles, and network Game Show Merchandising. He also oversaw new business for A Creative Group, a full-service entertainment marketing company. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha.

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

Compliance with Section 16 (a) of the Exchange Act

Under Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of the copies of the forms we have received and representations that no other reports were required, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year ended December 31, 2018 except as stated below.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
Names					Under	Restricted
Executive				Other	Options/	Shares or		Other
Officer and				Annual	SARs	Restricted	LTIP	Annual
Principal		Salary	Bonus	Compensation	Granted	Share/Units	Payouts	Compensation
Position	Year	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Daniel Thompson	2014	300,000	0	0	0	2,257,018	0	0
Chairman of the Board of Directors	2015	240,000	0	0	0	0	0	0
	2016	240,000	0	0	0	360,000	0	0
	2017	300,000	0	0	0	0	0	0
	2018	300,000	0	0	0	100,000	0	0

Alex Cunningham	2014	0	0	0	0	0	0	0
President and Chief Executive Officer	2015	180,000	0	0	0	0	0	0
	2016	180,000	0	0	0	580,000	0	0
	2017	300,000	0	0	0	0	0	0
	2018	300,000	0	0	0	100,000	0	0

Dr. Rolan Roberts II	2014	0	0	0	0	0	0	0
Chief Operating Officer	2015	0	0	0	0	0	0	0
	2016	60,000	0	0	0	0	0	0
	2017	100,000	0	0	0	205,600	0	0
	2018	100,000	0	0	0	0	0	0

Employment Agreements

We have an employment agreement, renewed May 15, 2014, with the Chairman, Mr. Thompson amended on January 1, 2017, whereby we provide for compensation of $25,000 per month.

We have an employment agreement with the Chief Executive Officer, Mr. Cunningham, amended on January 1, 2017, whereby we provide for compensation of $25,000 per month.

We have an employment agreement with the Chief Operating Officer, Dr. Roberts, effective June 2016, whereby we provide for compensation of $10,000 per month.

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

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Daniel Thompson 401 East Las Olas Blvd. Unit 1400 Ft. Lauderdale, Florida	10,669	1.77%

Alex Cunningham
401 East Las Olas Blvd. Unit 1400
Ft. Lauderdale, Florida	6,000	0.1%
All directors and officers and 5% stockholders as a group	16,669	1.78%

(1) Based on 602,826 (post-split) shares of common stock issued and outstanding as of December 31, 2018.

Note: Daniel Thompson also owns 1 share of Preferred “A”, 720,000 shares of Preferred “B”, 1 share of Preferred “C” and 125,000,000 shares of Preferred “I”; and Alex Cunningham also owns 9,999 shares of Preferred “B”, 1 share of Preferred “C” and 125,000,000 shares of Preferred “I” , respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of December 31, 2018 and 2017, the Company had $77,640 due to Daniel Thompson.

Conversion of equity

Preferred Stock

The Company authorized an additional one billion preferred blank check shares, during the year-ended December 31, 2018.

During the year-ended December 31, 2018, 33,999 shares of Series B Preferred Stock were converted into 169,995 (post-split) shares of Common Stock of the Company per the preferred shareholder’s instruction.

During the year-ended December 31, 2018 the Company issued 2 shares of Series C Preferred stock to the prior owners of Edgeview Properties for services provided to the Company. The fair market value of the shares on the date of issuances was $720.

Series H Preferred Stock

During the year-ended December 31, 2018, the holder of 4,859,469 shares of Series H Preferred Stock exercised the option to convert into 6,074,223 shares of Common Stock of the Company.

Series I Preferred Stock

During the year-ended December 31, 2018, the holder of 203,655 shares of Series I Preferred Stock exercised the option to convert into 305,483 shares of Common Stock of the Company. The Company granted 125,000,000 shares is Preferred I shares each to Daniel Thompson and Alex Cunningham as a bonus for their efforts in 2018. The shares have not been issued and are recorded at the stock price on the grant date of November 27, 2018 in the amount of $200,000.

Series K Preferred Stock

During the year-ended December 31, 2018, the Company issued 8,200,562 shares of series K Preferred Stock to the prior owners of Red Rock Travel Group. The fair value of the shares on the date of issuances was $175,000.

Series K-1 Preferred Stock

During the year-ended December 31, 2018, the Company issued 1,447,457 shares of Series K-1 Preferred Stock in settlement of a note payable. The fair value of the shares were valued at the face amount of the note of $100,000.

Series L Preferred Stock

During the year-ended December 31, 2018, the Company issued 98,307,692 shares of Series L Preferred Stock to the prior owner of Platinum Tax Defenders. The fair value of the shares on the date of issuances was $1,278,000.

Common Stock

The Company approved the increase of authorized common stock to seven billion five-hundred thousand shares.

See Note 11 for information related to conversion of indebtedness to common stock.

During the year ended December 31, 2018, the Company canceled 1,000,000 shares previously issued and issued 2,592 (post-split) shares to third-party consultants. The fair market value of the shares on the date of issuances was $27.90 to $37.05 per share, at a total cost of $86,751. The Company also issued 2,286 (post-split) shares in settlement of $240,000 in liabilities owed to a former officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Accounting Fees	$228,306	$95,000
Tax Fees	–	–
All Other Fees	–	10,500
Total	$228,306	$105,500

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.2	Articles of Amendment, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.3	Articles of Amendment, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.4	Articles of Amendment adopted July 18, 2012, (incorporated by reference to the Company’s Form 8-K/A filed with the SEC on August 9, 2012
3.5	Articles of Incorporation dated August 22, 2014, (incorporated by reference to the Company’s Form 8-K filed with the SEC on September 15, 2014
3.6	Bylaws, filed with the Company’s Form 8-K on September 15, 2014
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

*Previously filed.

 **To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of April 2019.

CARDIFF LEXINGTON CORP (FORMERLY CARDIFF INTERNATIONAL, INC.)

/s/ Alex Cunningham
Alex Cunningham
Chief Executive Officer

/s/ Alex Cunningham
Alex Cunnningham
(Duly Authorized, Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Thompson	Chairman of the Board of Directors	April 16, 2019
Daniel Thompson

