Form 10-Q
period 2019-03-31
Cardiff Lexington Corp
filed 2019-05-20
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)

Yes ☒          No ☐

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

Yes ☐          No ☒

Common Stock outstanding at May 20, 2019 is 84,494,353 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORP.

For the Quarter ending March 31, 2019

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)

Current assets
Cash	$24,861	$118,307
Accounts receivable-net	17,320	64,345
Inventory-net	3,079	3,079
Prepaid and other	33,897	46,596
Total current assets	79,157	232,327

Property and equipment, net of accumulated depreciation of $515,550 and $459,215, respectively	362,184	381,301
Land	603,000	603,000
Intangible assets, net	–	–
Goodwill	2,092,048	2,092,048
Deposits	19,600	24,600
Right of use - assets	405,417	–
Other assets	10,288	7,790
Total assets	$3,571,694	$3,341,066

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued expense	$1,046,456	$1,094,521
Accrued expenses - related parties	847,665	747,000
Interest payable	524,627	366,297
Right of use - liability	405,417	–
Due to officers and shareholders	298,048	137,816
Deferred Income	1,103,367	1,036,039
Line of credit	1,999	1,999
Common stock to be issued	500	500
Notes payable, unrelated party	477,568	676,477
Notes payable - related party	357,095	265,242
Convertible notes payable, net of debt discounts of $272,539 and $201,024, respectively	808,318	785,776
Convertible notes payable - related party	165,000	165,000
Derivative Liability	6,475,205	1,870,625
Total current liabilities	12,511,265	7,147,292

Other Liabilities
Convertible notes payable, net of current portion and net of debt discounts of $933,607 and $0, respectively	83,009	1,040,000

Total liabilities	12,594,274	8,187,292

Shareholders' (deficit)
Preferred stock
Preferred Stock all classes	–	–
Preferred Stock Series B- 10,000,000 shares authorized, with par value of $.001, 2,773,206 and 2,773,206 shares issued and outstanding at March 31, 2019 and December 31, 2018	2,773	2,773
Preferred Stock Series C- 10,000 shares authorized, with par value of $.0.001, 119 and 119 shares issued and outstanding at March 31, 2019 and December 31, 2018	–	–
Preferred Stock Series D- 1,000,000 shares authorized, with par value of $.001, 400,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	400	400
Preferred Stock Series E- 2,000,000 shares authorized, with par value of $.001, 241,199 shares issued and outstanding at March 31, 2019 and December 31, 2018	241	241
Preferred Stock Series F- 500,000 shares authorized, with par value of $.001, 280,069 shares issued and outstanding at at March 31, 2019 and December 31, 2018	280	280
Preferred Stock Series F-1- 500,000 shares authorized, with par value of $.001, 57,193 shares issued and outstanding at March 31, 2019 and December 31, 2018	57	57
Preferred Stock Series G- 2,000,000 shares authorized, with par value of $.001, -0- shares issued and outstanding at March 31, 2019 and December 31, 2018	–	–
Preferred Stock Series H- 4,859,379 shares authorized, with par value of $.001, -0- and 4,859,379 shares issued and outstanding	–	–
Preferred Stock Series H-1- 3,000,000 shares authorized, with par value of $.001, -0- shares issued and outstanding at March 31, 2019 and December 31, 2018	–	–
Preferred Stock Series I- 50,000,000 shares authorized, with par value of $.001, 250,000,000 and -0-shares issued and outstanding at March 31, 2019 and December 31, 2018	250,000	–
Preferred Stock Series J- 10,000,000 shares authorized, with par value of $.001,- 0- shares issued and outstanding at March 31, 2019 and December 31, 2018	–	–
Preferred Stock Series J1- 7,500,000 shares authorized, with par value of $.001, -0- shares issued and outstanding at March 31, 2019 and December 31, 2018	–	–
Preferred Stock Series K-10,937,500 shares authorized, with par value of $.001, 8,200,562 shares issued and outstanding at March 31, 2019 and December 31, 2018	8,200	8,200
Preferred Stock Series K1-35,000,000 shares authorized, with par value of $.001, 1,447,157 shares issued and outstanding at March 31, 2019 and December 31, 2018	1,447	1,447
Preferred Stock Series L-100,000,000 shares authorized, with par value of $.001, 98,307,692 shares issued and outstanding at March 31, 2019 and December 31, 2018	98,308	98,308
Preferred I Shares to be issued	–	200,000
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 7,351,427,122 and 602,826 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively (reflects post reverse stock split of 1500:1)	7,351,428	603
Additional paid-in capital	43,514,734	50,220,067
Accumulated deficit	(60,250,449)	(55,378,603)
Total shareholders' (deficit)	(9,022,580)	(4,846,226)

Total liabilities and shareholders' (deficit)	$3,571,694	$3,341,066

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND MARCH 31, 2018

(UNAUDITED)

	MARCH 31,
	2019	2018

REVENUE
Rental income	$52,878	$51,277
Food and beverage	147,797	206,358
Sales to franchisees
Ice cream	18,572	7,793
Franchise fees	7,356	–
Royalty fees	6,700	3,150
Tax Services	627,227	–
Travel Services	63,917	–
Total revenue	924,446	268,578

COST OF SALES
Rental business	67,163	38,399
Food and beverage	149,643	180,610
Ice cream stores	–	–
Tax Services	203,133	–
Travel Services	14,892	–
Total cost of sales	434,831	219,010

GROSS MARGIN	489,615	49,569

OPERATING EXPENSES
Depreciation and amortization expense	4,737	3,258
Selling, general and administrative	708,997	418,515
Total operating expenses	713,734	421,773

LOSS FROM OPERATIONS	(224,119)	(372,204)

OTHER INCOME (EXPENSE)
Other income	2,142	–
Change in value of derivative liability	(3,923,226)	530,290
Gain/(loss) on sale of assets	–	–
Interest expense	(99,259)	(49,366)
Conversion cost reimbursement	(10,520)	–
Conversion cost penalty	(532,496)	–
Amortization of debt discounts	(84,369)	(201,440)
Total other income (expenses)	(4,647,728)	279,484

NET (LOSS) FOR THE PERIOD	$(4,871,847)	$(92,720)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.01)	$(2.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	490,602,827	45,313

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC.)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY)

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2018 AND THE YEARS DECEMBER 31, 2018

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1, H, I		Preferred Shares to be issued		Preferred Stock, Series C		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance December 31, 2017	1	$–	8,839,303	8,849	–	–	117	$–	44,808	45	$45,674,137	$(49,113,352)	$(3,430,321)
Conversion of Series B Preferred Stock	–	–	(33,999)	(34)	–	–	–	–	113	0	34	–	–

Conversion of Series H Preferred Stock	–	–	(2,546,259)	(2,546)	–	–	–	–	2,122	2	2,544	–	–

Common stock issued for services - Eurasian consulting agreement	–	–	–	–	–	–	–	–	2,591	3	86,749	–	86,751

Conversion of convertible notes payable	–	–	–	–	–	–	–	–	549,441	549	996,755	–	997,304

Warrants granted for services	–	–	–	–	–	–	–	–	–	–	–	–	–

Conversion of Series I Preferred Stock	–	–	(203,655)	(204)	–	–	–	–	204	0	203	–	–

Conversion of Series H Preferred Stock	–	–	(2,313,210)	(2,313)	–	–	–	–	1,928	2	2,311	–	–

Issuance of Series K Preferred Stock for acquisition	–	–	8,200,562	8,201	–	–	–	–	–	–	166,799	–	175,000
			–
Issuance of Series K-1 Preferred Stock for investment in acquisition	–	–	1,447,157	1,447	–	–	–	–	–	–	98,553	–	100,000

Issuance of Series C Preferred Stock for services	–	–	–	–	–	–	2	0	–	–	720	–	720

Issuance of Series L Preferred Stock for acquisition	–	–	98,307,692	98,308	–	–	–	–	–	–	1,179,692	–	1,278,000

Cancelation of previously issued common shares for services	–	–	–	–	–	–	–	–	(667)	(1)	1	–	–

Common shares issued for accrued expense	–	–	–	–	–	–	–	–	2,286	2	239,998	–	240,000

Common shares to be issued for subsidiary obligation	–	–	–	–	–	–	–	–	–	–	–	–	–

Issuance of I preferred shares for officer compensation - bonus	–	–	–	–	–	200,000	–	–	–	–	–	–	200,000

Correction of previous issuance of commons shares for accrued expense	–	–	–	–	–	–	–	–	–	–	(80,000)	–	(80,000)

Reclass of settlements											80,574		80,574

Reclassified to Derivative liabilities from Additional Paid in Capital	–	–	–	–	–	–	–	–	–	–	1,770,997	–	1,770,997

Net loss	–	–	–	–	–	–	–	–	–	–	–	(6,265,251)	(6,265,251)

Balance December 31, 2018	1	$–	111,697,591	111,707	–	200,000	119	$0	602,826	603	$50,220,067	$(55,378,603)	$(4,846,226)

Issuance to balance reverse split partial rounding shares	–	–	–	–	–	–	–	–	25	0	–	–	–

Issuance of common shares for future acquisition to be held	–	–	–	–	–	–	–	–	7,350,000,000	7,350,000	(7,350,000)	–	–

Issuance of PF I shares as Bonus to Cunningham and Thompson	–	–	250,000,000	250,000	–	(200,000)	–	–	–	–	(50,000)	–	–
-
Conversion of convertible notes payable	–	–	–	–	–	–	–	–	825,122	825	694,667	–	695,492

Net Loss	–	–	–	–	–	–	–	–	–	–	–	(4,871,846)	–

Balance March 31, 2019	1	$–	361,697,591	361,707	–	–	119	0	7,351,427,973	7,351,428	43,514,734	(60,250,449)	(4,150,734)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2019 AND MARCH 31, 2018

(UNAUDITED)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(4,871,847)	$(92,720)
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation	17,692	22,463
Amortization of loan discount	84,369	201,440
Change in value of derivative liability	3,923,226	(530,290)
Stock based compensation	–	11,074
Convertible note issued for conversion cost reimbursement	–	4,500
Conversion cost penalty	10,520	–
Conversion cost reimbursement	532,496	–
(Increase) decrease in:
Accounts receivable	47,025	5,790
Deposits	12,699	–
Prepaids and other	2,502	(15,291)
(Increase) decrease in:
Accounts payable	(46,921)	48,044
Accrued expenses	(100,000)	947
Interest payable	99,259	45,907
Taxes payable	–	(1,500)
Accrued payroll taxes	–	(733)
Accrued officers' salaries	100,665	75,000
Other liabilities - deferred revenue	67,328	–

Net cash used in operating activities	(120,987)	(225,369)

INVESTING ACTIVITIES
Disposal(Purchase) of fixed assets	–	5,947

Net cash provided by (used in) investing activities	–	5,947

FINANCING ACTIVITIES
Due from related party	–	(2,200)
Due to shareholder	30,000	–
Proceeds from convertible notes payable	56,616	257,090
Proceeds from notes payable -related party	41,107	8,609
Repayments of interest payable	(52,020)
Repayments of convertible notes payable	(40,000)	–
Repayments of notes payable	(8,162)	(10,141)

Net cash provided by financing activities	27,541	253,358

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,446)	33,936

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,307	68,986

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,861	$102,922

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$52,020	$21,031

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$825	$87,500
Series I Preferred Stock issued for compensation	$200,000	$–
Conversion of preferred stock to common stock	$–	$2,556
Derivative liability settled upon conversion	$694,667	$190,912
Reclassification to derivative liabilities from additional paid in capital	$–	$95,456
Debt discount from derivative liabilities	$–	$257,090

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals in the United States of America (US GAAP) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

Revenue Recognition

On January 1, 2018, we adopted ASC 606, Revenue from contracts with customers (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

There was no impact to the opening balance of accumulated deficit or revenues for the year ended December 31, 2018, as a result of applying Topic 606.

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

Our subsidiary Repicci, generates revenues through franchise fees. Revenues from franchise fees are recognized in accordance with guidance Topic 606, as the fees are earned. One-third of the revenues are recognized within 60 days and the balance are recognized over the life of the franchise agreement, which can be up to 15 years.

Our segmented revenue is disclosed more fully in our financial statements, see Footnote 12 for further details.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is reported on the balance sheet at gross amounts due to the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible. As of March 31, 2019 and December 31, 2018, the Company had accounts receivable of $17,320 and $64,345, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business.

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

During the three months ended March 31, 2019 and the year ended December 31, 2018, depreciation and amortization expense was $17,692 ($12,956 is included in Cost of Goods Sold) and $80,165 ($57,468 is included in Cost of Goods Sold), respectively.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the three months ended March 31, 2019 and the year-ended December 31, 2018, the company had Goodwill impairment of $-0- and $1,459,725, respectively, related to its acquisitions of FDR Enterprises, Inc.; Refreshment Concepts, LLC; and Repicci’s Franchise Group, LLC. (collectively referred to as “Repicci’s Group”) and Red Rock Travel Group. The Company based this decision on impairment testing off the underlying assets, expected cash flows, decreased asset value and other factors.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2019 and December 31, 2018.

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – March 31, 2019	$–	$–	$6,475,205	$6,475,205

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2018	$–	$–	$1,870,625	$1,870,625

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

For the three month period ended March 31, 2019 and year ended December 31, 2018 the Company did not have any interest and penalties associated with tax positions. As of December 31, 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2019 and the year ended December 31, 2018. During a period of net loss, all potentially dilutive securities are anti-dilutive. Accordingly, for the three months ended March 31, 2019 and the year ended December 31, 2018 potentially dilutive securities have been excluded from the computations since they would be anti-dilutive. However, these dilutive securities could potentially dilute earnings per share in the future (weighted average reflected post 1500:1 reverse stock split):

	For the three months and year ended
	March 31, 2019	December 31, 2018

Numerator:
Net (loss)	$(4,871,846)	$(6,265,251)

Denominator:
Weighted-average shares outstanding	490,602,827	602,038

Basic (loss) per share	$(0.01)	$(0.01)

This does not include the potential dilutive effect if all exercisable warrants were exercised or conversions of convertible notes and convertible preferred stock as described below as of March 31, 2019:

Principal and Interest conversion	601,367,618
Warrants	8,749,287
Preferred Stock conversion	179,106,727
Total	789,223,632

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of March 31, 2019, the Company had shareholders’ deficit of $9,022,580. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2019 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

Adoption of ASU 2016-02, Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

On adoption, the Company recognized a right of use asset of $430,640, operating lease liabilities of $430,640 with a cumulative effect adjustment to accumulated deficit of $25,252, based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating lease.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities.

Recent accounting pronouncements not yet adopted

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

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a Group recognizes an allowance based on the estimate of expected credit loss. The Company does not expect that the adoption of the standard to have an impact on the Company’s financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

2. ACCRUED EXPENSES

As of March 31, 2019, and December 31, 2018, the Company had accrued expenses of $1,549,076 and $1,310,074, respectively, consisted of the following:

	March 31,	December 31,
	2019	2018
Accrued salaries – related party	847,665	747,000
Accrued expenses – other	701,411	563,074
Total	1,549,076	1,310,074.0

3. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of March 31, 2019 and 2018 was $362,184 and $325,716, respectively, consisting of the following:

	March 31,	December 31,
	2019	2018
Furniture, fixture and equipment	716,568	715,466
Leasehold improvements	161,166	161,166
Total	877,734	876,632
Less: accumulated depreciation	(515,550)	(495,331)
Plant and equipment, net	362,184	381,301

During the three months ended March 31, 2019 and 2018, depreciation expense was $17,692 and $22,463, respectively. The Company accounts for depreciation as a separate item in the operational expense of $4,737 and $3,258, respectively and included $12.956 and $19,205, respectively in depreciation in cost of goods sold.

4. LAND

As of March 31, 2019 and December 31, 2018, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. Based on the price of $2.50 per share, the acquisition consideration represents a $603,000 valuation. The land is currently vacant and is expected to be developed into residential community. The value of the land is not subject to be depreciated.

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

As of March 31, 2019 and December 31, 2018, The Company had balance of $1,999 and $1,999, respectively. During the three months ended March 31, 2019, total cash advanced amounted to $-0- and cash payment made was $-0-.

6. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

During the three months ended March 31, 2019 and 2018, the Company borrowed and repaid a total of $30,000 and $-0-, respectively to related parties.

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the unsecured loans are due 24 months from issuance or on demand, at an annual interest rate of six percent. As of March 31, 2019 and December 31, 2018, the Company had $107,640 and $77,640 due (included in due to officers and shareholders on the financial statements) to Daniel Thompson, respectively.

In addition, the Board of Directors of the Company approved to increase Daniel Thompson’s compensation to $25,000 per month from $20,000 effective January 1, 2017. Accordingly, a total salary of $75.000 and $300,000 were accrued and reflected as an expense to Daniel Thompson during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The accrued salaries payable to Daniel Thompson was $367,500 and $317,500 as of Mach 31, 2019 and December 31, 2018, respectively.

The Company had an employment agreement with the Chief Operating Officer, Mr. Roberts, whereby the Company provided for compensation of $10,000 per month effective in June 2016. A total salary of $120,000 and $60,000 were accrued and reflected as an expense during the year ended December 31, 2017 and 2016, respectively. The total balance due to Mr. Roberts for accrued salaries at March 31, 2019 and December 31, 2018 were $137,000 and $107,000, respectively.

The Board of Directors of the Company approved to increase Chief Executive Officer, Mr. Cunningham’s compensation to $25,000 per month from $15,000 effective January 1, 2017. A total salary of $75.000 and $300,000 were accrued and reflected as an expense during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The accrued salaries payable to Daniel Mr. Cunningham was $372.500 and $322,500 as of Mach 31, 2019 and December 31, 2018, respectively.

Notes Payable – Related Party

The Company has entered into several unsecured loan agreements with related parties (see below; Footnote 7, Notes Payable – Related Party; and Footnote 8 Convertible Notes Payable – Related Party).

Preferred Stock -

During the year ended December 31, 2018, the Company agreed to issue 125,000,000 preferred I shares each to Mr. Thompson and Mr. Cunningham, which were reflected as preferred shares to be issued on the financial statements at a total cost of stock compensation of $200,000. During the three months ended March 31, 2019, the shares were issued.

7. NOTES PAYABLE

For the three months ended March 31, 2019, the company received $-0- cash proceeds, from notes payable and repaid $-0- in cash.

Notes payable at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018
Loans Payable Unrelated Party	$466,579	$665,488
Notes Payable – Unrelated Party	10,989	10,989
Notes Payable – Related Party	357,095	265,242
Total	834,663	941,719
Current portion	(834,663)	(941,719)
Long-term portion	$–	$–

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. No warrants had been exercised before the expiration. As of March 31, 2019, the Company is in default on this debenture. The balance of the note was $10,989 at March 31, 2019 and December 31, 2018.

As of March 31, 2019, the Company had lease payable of $32,360 in connection with two capital leases on two Mercedes Sprinter Vans for the ice cream section and two auto loans related to our pizza business. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time. The leases are not in default at the current time.

Notes payable to unrelated party of $31,820 was due to the auto loans for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations. The loans carry interest from 0% to 6% interest and are not currently in default.

The balance in notes payable to unrelated parties of $402,399, were assumed in connection the acquisition of Red Rock Travel.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 3”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 3, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 3, net of debt discount, was $50,000 and $50,000 at March 31, 2019 and December 31, 2018, respectively. Note 3 is currently in default.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 3-1”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 3-1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 3-1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 3-1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 3-1, net of debt discount, was $50,000 and $50,000 at March 31, 2019 and December 31, 2018, respectively. Note 3-1 is currently in default.

The Company borrows funds from Officers of our subsidiaries from time to time. The terms of repayment stipulate the unsecured loans are due demand, at no interest. As of March 31, 2019 and December 31, 2018, the Company had $257,095 and $215,989 due respectively.

8. CONVERTIBLE NOTES PAYABLE

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

As of March 31, 2019, the company received $50,000 net cash proceeds, from convertible notes. The Company recorded amortization of debt discount of $84,369 and $201,440 related to convertible notes, during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

Convertible notes at March 31, 2019 and December 31, 2018 are summarized below:

	March 31, 2019	December 31, 2018
Convertible Notes Payable – Unrelated Party	$2,097,473	$2,026,800
Convertible Notes Payable – Related Party	165,000	165,000
Discount on Convertible Notes Payable - Unrelated Party	(1,206,146)	(201,024)
Total	$1,056,327	$1,990,775
Current Portion	973,318	950,775
Long-Term Portion	$83,009	$1,040,000

Note #	*	Issuance	Maturity	Rate	Default	12/31/2018 Principal Balance	2019 Add Principal	2019 Principal Conversions	2019 Interest Converted	Shares issued upon conversion 2019	2019 Principal Paid with Cash	2019 interest paid in Cash	3/31/19 Principal Balance	Tota Interest expense for Three Month Ended 3/31/2019	Accrued Interest as of 3/31/2019	Conversion price
1	R	8/21/2008	8/21/2009	12%	Y	150,000	–	–					150,000	4,500	112,750	Short Term
2	R	3/11/2009	4/29/2014	12%	Y	15,000	–	–					15,000	450	11,275	Short Term
7		2/9/2016	2/9/2017	20%	Y	8,485	–	–					8,485	424	1,139	$.03 per share or 50% of market
7-1		10/28/2016	10/28/2017	20%	Y	25,000	–	–					25,000	1,250	6,571	$.03 per share or 50% of market
8		3/8/2016	3/8/2017	20%	Y	1,500	–	–					1,500	75	9,638	$.03 per share or 50% of market
9		9/12/2016	9/12/2017	20%	Y	80,000	–	–					80,000	4,000	35,876	$.03 per share or 50% of market
10		1/24/2017	1/24/2018	20%	Y	55,000	–	–					55,000	2,750	20,488	$.25 per share or 50% of market
11		1/27/2017	1/27/2018	20%	Y	2,698	–	–					2,698	135	135	$.25 per share or 50% of market
11-1		2/21/2017	2/21/2018	20%	Y	25,000	–	–					25,000	1,250	2,279	$.25 per share or 50% of market
11-2		3/16/2017	3/16/2018	20%	Y	40,000	–	–					40,000	2,000	7,949	$.25 per share or 50% of market
12		4/6/2017	4/6/2018	20%	Y	31,997	–	–					31,997	1,600	8,371	$.25 per share or 50% of market
13-1		4/21/2017	4/21/2018	5%	Y	172,000		(82,900)	(1,393)	254,414			89,100	1,114	11,826	$.30 per share or 60% of the lowest trading price for 10 days
16		11/27/2017	11/27/2018	12%	N	–			(119)	26,630			–	119	0	60% of the lowest trading or bid (whichever is lower) price for 20 days
18		1/19/2018	1/19/2019	12%	Y	83,500		(35,428)	–	358,333			48,072	1,442	11,601	60% of the lowest trading price for 20 days
20		3/29/2018	3/29/2019	8%	N	25,100		(25,100)	–	112,844			–	–	1,020	60% of the lowest trading price for 15 days
21		4/9/2018	4/9/2019	10%	N	130,206		(2,515)	–	72,901			127,691	3,192	1,784	40% discount on the lowest trading price for previous 25 days
22		7/10/2018	1/10/2021	12%	N	1,040,000			–		$(80,000)	$(20,808)	960,000	28,800	14,388	$0.04/ share or 40% of the lowest bid price for prior 21 days
22.1		2/21/2019	1/10/2021	12%	N	–	56,616		–				56,616	1,698	1,698
23		7/19/2018	12/31/2018	8%	N	–			(1,653)				–	–	–	60% of the lowest trading price for 10 days
24		7/19/2018	12/31/2018	8%	N	–			–				–	–	1,724	60% of the lowest trading price for 10 days
25		8/13/2018	2/13/2019	12%	N	78,314			(3,367)				78,314	2,349	3,883	$0.004/ share or 60% of the lowest trading price for prior 21 days
26		8/10/2017	1/27/2018	15%	N	20,000			–				20,000	750	750	$.25 per share or 50% of market
27-1-4		12/10/2018	12/10/2019	8%	N	108,000			–				108,000	2,160	2,664	60% of the lowest trading price for 10 days
28		12/5/2018	12/5/2019	8%	N	100,000			–				100,000	2,000	2,467	55% of the lowest trading price for 15 days
RR 1		5/22/2018	5/22/2019	20%	N	40,000							40,000	2,000	5,378	75% of the lowest closing ask price for the three prior trading days
RR 3.0 and 3.1		8/9/2018	8/9/2019	30%	N	100,000							100,000	7,500	19,500	70% of the lowest closing ask price for the three prior trading days
RR 4		9/13/2018	9/13/2019	30%	N	50,000							50,000	3,750	8,292	70% of the lowest closing ask price for the three prior trading days
RR 5		9/13/2018	9/13/2019	30%	N	50,000							50,000	3,750	8,292	70% of the lowest closing ask price for the three prior trading days

* R = Related Party

	Convertible Notes Payable	$2,266,800	$56,616	$(145,943)	$(6,532)	825,122	$(80,000)	$(20,808)	$2,097,473	$74,109	$187,712
SUMMARY	Convertible Notes Payable - Related Party	$165,000	$–	$–	$–	–	$–	$–	$165,000	$4,950	$124,025
	Total	$2,431,800	$56,616	$(145,943)	$(6,532)	825,122	$(80,000)	$(20,808)	$2,262,473	$79,059	$311,737

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

As of March 31, 2019 and December 31, 2018, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of March 31, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2019, in the amount of $6,475,205 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three and nine months ended March 31, 2019:

Derivative Liability, December 31,2018	1,866,82925
Day 1 Loss	21,713,381
Discount from derivatives	1,096,616
Resolution of derivative liability upon conversion	(415,262)
Mark to market adjustment	(17,790,155)
Derivative Liability, March 31, 2019	6,475,205

Net loss for the period included mark-to-market adjustments relating to the liabilities held during the three-month periods ended March 31, 2019 and 2018 in the amounts of $(17,790,155) and $530,290, respectively.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the three months ended March 31, 2019, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Lattice Bi-nominal Option Pricing Model and the following assumptions:

For the period ended
	March 31, 2019	December 31, 2018
Volatility	768.61%-793.00%	182.91%-636.13%
Risk-free interest rate	2.36%-2.72%	2.13% -2.72%
Expected term	.13 – 1.87	.04 - 5.14

10. CAPITAL STOCK

Series I Preferred Stock

During the three months ended March 31, 2019, the Company issued 250,000,000 shares of Series I Preferred Stock to officers of the Company, which were granted during year ended December 31, 2018. See Note 7, for more details.

Common Stock

During the three months ended March 31, 2019, the Company issued 825,122 shares for conversion of convertible notes payable (see Footnote 8), 7,350,000,000 shares to be held for acquisitions and issued 25 to round up partial shares as part of the 1:1500 share reverse stock split.

11. COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement, renewed May 15, 2014, with the Chairman, Mr. Thompson amended on January 1, 2017 through December 31, 2021, whereby we provide for compensation of $25,000 per month.

The Company has an employment agreement with the Chief Executive Officer, Mr. Cunningham, amended on January 1, 2017 through December 31, 2021, whereby we provide for compensation of $25,000 per month.

The Company has an employment agreement with the Chief Operating Officer, Mr. Roberts, effective June 2016 through June 2020, whereby we provide for compensation of $10,000 per month.

The Company has employment agreements for Chief Executives of subsidiaries Platinum Tax Defenders and Red Rock Travel Group. The agreement for Platinum Tax Defenders is a base salary of $20,000 per month, with additional annual bonuses and stock awards based on performance. The agreement for Red Rock Travel Group is for $5,000 per month. Each agreement has a 5 year term.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our sole officers and directors other than as described above.

Leases

The Company’s subsidiary Platinum Tax Defenders has an operating lease for an office sub-lease in Simi Valley, California with an initial term of 38 months. Base monthly rent is approximately $4,000 per month plus net operating expenses. A deposit equal to one-month rent was paid and the commencement of the lease. The lease can be extended for a two-year period at same amount of increase in the original lease (3%), at the option of the original lessee. The lease contains variable lease payments for non-rental occupancy expenses. These non-lease components were not included in the determination of the right of use asset and lease liability as part of the transition to ASC 842 due to the practical expedients elected by the Company.

Additionally, the Company’s subsidiary Romeo Pizza has an operating lease for its restaurant at Johns Creek, Georgia with an initial term of 65 months and renewed on January 1, 2019 for an additional 120 months. Base monthly rent is approximately $4,629 per month plus net operating expenses. A deposit of $6,000 was paid and the commencement of the lease. The current lease renewal does not currently contain an extension provision. The lease contains variable lease payments for non-rental occupancy expenses. These non-lease components were not included in the determination of the right of use asset and lease liability as part of the transition to ASC 842 due to the practical expedients elected by the Company.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 15% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $430,640, operating lease liabilities of $430,640 as of March 31, 2019. Operating lease expense for the three months ended March 31, 2019 was $9,463. The company had cash used in operating activities related to leases of $47,067 during the three months ended March 31, 2019. These leases have a remaining term of 2.5 years and 9.75 years.

The following table provides the maturities of lease liabilities at March 31, 2019:

Maturity of Lease Liabilities at March 31, 2019
2019	$77,659
2020	106,096
2021	108,705
2022	67,431
2023	60,124
2024 and thereafter	319,144
Total future undiscounted lease payments	739,158
Less: Interest	(318,347)
Present value of lease liabilities	$420,811

The Company’s other subsidiaries also maintain short-term lease agreements for office space. Total rent expense for these rentals was $24,207 for the three months ended March 31, 2019. Total rent expense for the three months ended March 31, 2018 was $71,274.

12.	WARRANTS

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

The following tables summarize all warrant outstanding as of March 31, 2019 and the related changes during this period. The warrants expire three years from grant date, which as of March 31, 2019 is 3.06 years. The intrinsic value of the warrants as of March 31, 2019 was $-0-.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2019	6,614,287	$0.21
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at March 31, 2019	6,614,287	0.21
Warrants Exercisable at March 31, 2019	6,614,287	$0.21

13. SEGMENT REPORTING

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

The number of franchise agreements in force as of March 31, 2019 was forty-five (45), seven (7) new state of the art “mobile” units.

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

	For the three month period ended
	March 31, 2019	March 31, 2018
Revenues:
We Three	$52,878	$51,277
Romeo’s NY Pizza	147,797	206,358
Repicci's Group	32,627	10,943
Platinum Tax	627,227	–
Red Rock Travel	63,917	–
Other	–	–
Consolidated revenues	$924,446	$268,578
Cost of Sales:
We Three	$67,163	38,399
Romeo’s NY Pizza	110,023	98,456
Repicci's Group	39,620	82,155
Platinum Tax	203,133	–
Red Rock Travel	14,892	–
Other	–	–
Consolidated cost of sales	$434,831	$219,010
Income (Loss) before taxes
We Three	$(20,106)	$10,192.00
Romeo’s NY Pizza	4,798	2,027
Repicci’s Group	(16,927)	(56,694)
Platinum Tax	29,627	–
Red Rock Travel	(10,134)	–
Others	(4,859,904)	(48,245)
Consolidated gain/(loss) before taxes	$(4,871,847)	$(92,720)

	As of	As of
	March 31, 2019	December 31, 2018
Assets:
We Three	$212,677	$245,724
Romeo’s NY Pizza	104,127	157,876
Repicci’s Group	147,544	284,357
Platinum Tax	111,965	–
Red Rock Travel	(1,461)	–
Others	2,996,842	648,331
Combined assets	$3,571,694	$1,336,288

14. SUBSEQUENT EVENTS

Stock Issuances:

Subsequent to March 31, 2019 the Company issued 82,500,000 shares of common stock in connection with conversion of Preferred I shares.

The Company and JM Enterprises 1, Inc. (d.b.a. – Key Tax Group) (Private: “JM Enterprises 1, Inc.”) announced on May 14, 2019 signed a definitive merger agreement under which JM Enterprises 1, Inc. will merge into Cardiff Lexington as its wholly owned subsidiary has been completed effective May 8th, 2019.

In connection with the closing of the acquisition, on May 8th, 2019 a Preferred “G” Class of stock with a par value of $0.001was issued. The Preferred “G” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.07 per share for a total of 18,571,428 representing a value of $1,300,000. These Preferred “G” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement.

Additionally, Cardiff has allocated a Preferred “G1” Class Series for potential investors – 10,000,000 shares authorized, par value $0.001 per share with the following rights and privileges no - voting rights, converts to common stock at a ratio of 1 share preferred to 1.25 shares common. Series G1 stock cannot be diluted due to actions taken by the Company, BOD and/or its shareholders.

The Company issued 500,000 Common Shares related to this agreement.

On May 8th, 2019, CDIX’s Board of Directors approved retaining current founders to serve as senior management of JM Enterprises 1, Inc.

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

Through inception until December 2014, we have restructured ourselves into a holding company and have acquired several additional businesses; We Three, Inc. d/b/a Affordable Housing Initiative, Romeo’s NY Pizza, Edge View Properties, FDR Enterprises, Inc. and Refreshment Concepts dissolved or merged into Repicci’s Franchise Group, Red Rock Travel Group and Platinum Tax Defenders.

Future revenue growth will be derived from our new acquisitions. We cannot guarantee we will ever develop substantial revenue from our subsidiary companies and there is no assurance that we will achieve profitability.

Because we have incurred operating losses from our inception, we still consider ourselves a going concern.

For the fiscal years ended December 31, 2018 and December 31, 2017, our accountants have expressed concern about our ability to continue as a going concern due to our continued net losses and need for additional capital. However, we believe our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We were incorporated in August 2001. In 2014 the Company developed into a Holding Company focusing on acquiring small to medium size Companies that meet the following criteria: 1, Profitable; 2. Good Management; 3. little to no debt. Our efforts are focused on development and growth of our existing subsidiaries and acquiring new acquisitions that meet our requirements. Further, there is no guarantee that we will be successful in realizing revenues or in achieving or sustaining a positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you hold, and could result in the loss of your entire investment.

Future acquisitions are important to our success. We may not be able to successfully integrate our acquisitions into our operations

The acquisition of new companies is central to our business model and critically important to our success. Although we generally seek companies that have positive cash flows, we cannot be certain that the companies acquired will remain cash flow positive and they could possibly lose revenues. In addition, there are no assurances that the acquisitions will continue as profitable businesses, and they could adversely affect our business and any possible revenues.

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

The number of franchise agreements in force as of December 31, 2018 was forty five (45), seven (7) new state of the art “mobile” units.

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

PLATINUM TAX DEFENDERS: Cardiff Lexington Corporation (OTCQB:CDIX) and Platinum Tax Defenders (Private: “Platinum Tax Defenders”) as previously announced on July 18th, 2018 signed a definitive merger agreement under which Platinum Tax Defenders will merge into Cardiff Lexington as its wholly owned subsidiary has been completed effected July 30th, 2018. Audited financials will follow in an upcoming 8-K within the required 75-day period following the closing. In connection with the closing of the acquisition, on July 30th, 2018 a Preferred “L” Class of stock with a par value of $0.001 was established and issued. The Preferred “L” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.013 per share for a total of 98.307,692 representing a value of $1,278,000. These Preferred “L” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement.

Results of Operations

We had revenues in the amount of $924,446 for the three months ended March 31, 2019 compared to revenues of $268,578 for the three months ended March 31, 2018, an increase of 244%. Since we had various acquisitions over the past year, the increase in revenues is primarily attributable the acquisition of Platinum Tax Defenders in July 2018. A revenue breakdown by segment is as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Revenues:
We Three	$52,878	$51,277
Romeo’s NY Pizza	147,797	206,358
Repicci's Group	32,627	10,943
Platinum Tax	627,227	–
Red Rock Travel	63,917	–
Other	–	–
Consolidated revenues	$924,446	$268,578

We had costs of sales in the amount of $434,831 for the three months ended March 31, 2019 compared to costs of sales in the amount of $219,010 for the three months ended March 31, 2018. The costs of sales for the periods related to each segment are as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Cost of Sales:
We Three	$67,163	$38,399
Romeo’s NY Pizza	110,023	$98,456
Repicci's Group	39,620	$82,155
Platinum Tax	203,133	$–
Red Rock Travel	14,892	$–
Other	–	$–
Consolidated cost of sales	$434,831	$219,010

The increase in cost of sales was primarily attributable to primarily attributable the acquisition of Platinum Tax Defenders in July 2018, directly related to the increase in revenue.

We had operating expenses of $224,119 for the three months ended March 31, 2019 compared to operating expenses of $372,204 for the three months ended March 31, 2018. The decrease in operating expenses during the period was primarily due to our focus on improving profitability.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2019, we had $24,861 in cash and cash equivalents and total assets amounted to $3,571,694. At December 31, 2018 we had $118,307 of cash and cash equivalents, and total assets amounted to $3,341,066.

Net cash used in operating activities was $120,987 and $225,369 for the three months ended March 31, 2019 and 2018, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $4,871,847 and $92,720, respectively. These amounts were partially offset by decreases in accounts payable, accrued expenses and increased accrued officer salaries during the 2019 period. Additionally, there were increases in conversion cost penalties and derivative liability cost related to convertible debt.

Net cash provided by investing activities was $-0- for the three months ended March 31, 2019, compared to net cash provided by investing activities was $5,947 for the same period in 2018. Cash flows provided by and used in investing activities for 2018 were due to disposal of fixed assets.

Net cash provided by financing activities was $27,541 and $253,358 for three months ended March 31, 2019 and 2018, respectively. The cash flows from financing activities during the three months ended March 31, 2019 were attributable to proceeds of $56,616 from the issuances of convertible notes payable, $41,107 notes payable from a related party and $30,000 from an officer of the Company. These were primarily offset by repayments of convertible notes payable and interest of $92,020. For the 2018 period we had cash proceeds of $257,090 from the issuances of convertible notes payable.

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

Off Balance Sheet Arrangements

As of March 31, 2019, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended March 31, 2019.

There has been no change in our internal control over financial reporting during the three and nine months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

(b)	Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no events under any bankruptcy act, any criminal proceedings nor any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* To be filed by amendment

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2019	CARDIFF LEXINGTON CORP.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Accounting Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

