Form 10-Q
period 2019-06-30
Cardiff Lexington Corp
filed 2019-08-20
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission File Number 000-49709

CARDIFF LEXINGTON CORPORATION

(Exact name of registrant as specified in its charter)

Florida	84-1044583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Las Olas Blvd., Unit 1400, Ft. Lauderdale, FL 33301

(Address of principal executive offices)

(844) 628-2100

(Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐          No ☒

Common Stock outstanding at August 19, 2019 is 186,633,464 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORPORATION

For the Quarter ending June 30, 2019

The following consolidated financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30,	December 31,
	2019	2018
	(Unaudited) All Companies except Red Rock	(Audited)
ASSETS
Current assets
Cash	$176,064	$118,307
Accounts receivables - net	267,319	64,345
Inventory - net	3,079	3,079
Prepaids and other assets	62,831	46,596
Total current assets	509,293	232,327

Property and equipment, net of accumulated depreciation of $399,262
and $495,331, respectively	282,809	381,301
Land	603,000	603,000
Intangible assets, net	–	–
Goodwill	3,958,897	2,092,048
Deposits	19,600	24,600
Right of use - assets	381,088	–
Other assets	19,352	7,790
Total assets	$5,774,039	$3,341,066

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued expense	$662,312	$1,094,521
Accrued expenses - related parties	1,002,000	747,000
Interest payable	516,873	366,297
Right of use - liability	381,088	–
Due to officers and shareholders	152,356	137,816
Deferred Income	345,529	1,036,039
Line of credit	1,999	1,999
Common stock to be issued	500	500
Notes payable, unrelated party	66,796	676,477
Notes payable - related party	310,242	265,242
Convertible notes payable, net of debt discounts of $132,548 and $201,024, respectively	722,084	785,776
Net, liabilities of discontinued operations	2,149,013	–
Convertible notes payable - related party	165,000	165,000
Derivative Liability	6,865,667	1,870,625
Total current liabilities	13,341,459	7,147,292

Other Liabilities
Convertible notes payable, net of current portion and net of debt discounts of $933,607 and $0, respectively	83,009	1,040,000

Total liabilities	$13,424,468	$8,187,292

Shareholders' (deficit)
Preferred stock
Preferred Stock all classes	–
Preferred Stock Series A - 4 Shares authorized, with par value of $0.0001, 1 and 1 share issued and outstanding at June 30, 2019 and December 31, 2018	–	–
Preferred Stock Series B- 10,000,000 shares authorized, with par value of $.001, 2,773,206 and 2,773,206 shares issued and outstanding at June 30, 2019 and December 31, 2018	2,773	2,773
Preferred Stock Series C- 10,000 shares authorized, with par value of $.0.00001, 119 and 119 shares issued and outstanding at June 30, 2019 and December 31, 2018	–	–
Preferred Stock Series D- 1,000,000 shares authorized, with par value of $.001, 400,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	400	400
Preferred Stock Series E- 2,000,000 shares authorized, with par value of $.001, 241,199 shares issued and outstanding at June 30, 2019 and December 31, 2018	241	241
Preferred Stock Series F- 500,000 shares authorized, with par value of $.001, 280,069 shares issued and outstanding at June 30, 2019 and December 31, 2018	280	280
Preferred Stock Series F-1- 500,000 shares authorized, with par value of $.001, 57,193 shares issued and outstanding at June 30, 2019 and December 31, 2018	57	57
Preferred Stock Series G- 2,000,000 shares authorized, with par value of $.001, 18,571,428 and -0- shares issued and outstanding at June 30, 2019 and December 31, 2018	18,571	–
Preferred Stock Series H- 4,859,379 shares authorized, with par value of $.001, -0- and -0- shares issued and outstanding at June 30, 2019 and December 31, 2018	–	–
Preferred Stock Series H-1- 3,000,000 shares authorized, with par value of $.001, -0- shares issued and outstanding at June 30, 2019 and December 31, 2018	–	–
Preferred Stock Series I- 20,000,000 shares authorized, with par value of $.001, 195,000,000 and -0- shares issued and outstanding at June 30, 2019 and December 31, 2018	195,000	–
Preferred Stock Series J- 10,000,000 shares authorized, with par value of $.001,- 0- shares issued and outstanding at June 30, 2019 and December 31, 2018	–	–
Preferred Stock Series J1- 7,500,000 shares authorized, with par value of $.001, -0- shares issued and outstanding at June 30, 2019 and December 31, 2018	–	–
Preferred Stock Series K-10,937,500 shares authorized, with par value of $.001, 8,200,562 shares issued and outstanding at June 30, 2019 and December 31, 2018	8,200	8,200
Preferred Stock Series K1-35,000,000 shares authorized, with par value of $.001, 1,447,157 shares issued and outstanding at June 30, 2019 and December 31, 2018	1,447	1,447
Preferred Stock Series L-100,000,000 shares authorized, with par value of $.001, 98,307,692 shares issued and outstanding at June 30, 2019 and December 31, 2018	98,308	98,308
Preferred I Shares to be issued	–	200,000
Common stock; 7,500,000,000 shares authorized with $0.001 par value;100,342,687 and 602,826 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively (reflects post reverse stock split of 1500:1)	100,343	603
Additional paid-in capital	53,445,201	50,220,067
Accumulated deficit	(61,521,250)	(55,378,603)
Total shareholders' (deficit)	(7,650,429)	(4,846,226)

Total liabilities and shareholders' (deficit)	$5,774,039	$3,341,066

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2019 AND JUNE 30, 2018

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30
	2019	2018	2019	2018
REVENUE
Rental income	$43,500	$47,386	$96,378	$98,663
Food and beverage	167,349	156,719	315,146	304,015
Sales of ice cream	–	148,326	–	207,389
Sales to franchisees	–	–	–	–
Ice cream	76,271	85,282	94,843	93,075
Franchise fees	2,022	120,000	9,378	120,000
Royalty fees	10,840	3,150	17,539	6,300
Tax Services	901,301	–	1,528,528	–
Total revenue	1,201,283	560,863	2,061,812	829,442

COST OF SALES
Rental business	54,456	75,079	121,619	113,488
Food and beverage	199,717	114,391	349,360	212,847
Ice cream stores	–	198,575	–	280,730
Tax Services	382,866	–	585,999	–
Total cost of sales	637,039	376,912	1,056,978	595,922

GROSS MARGIN	564,244	183,951	1,004,834	233,520

OPERATING EXPENSES
Depreciation and amortization expense	6,581	10,870	11,318	14,128
Selling, general and administrative	875,625	557,777	1,535,597	976,292
Total operating expenses	882,206	579,790	1,546,915	1,001,563

LOSS FROM OPERATIONS	(317,962)	(395,839)	(542,081)	(768,042)

OTHER INCOME (EXPENSE)
Other income	100,674	1,580	102,816	1,580
Bad debt expense	(68,049)	–	(68,049)	–
Change in value of derivative liability	(372,156)	51,396	(4,295,382)	581,686
Gain/(loss) on sale of assets	–	15,070	–	15,070
Interest expense	(71,568)	(42,556)	(170,827)	(91,922)
Conversion cost reimbursement	(3,000)	–	(13,520)	–
Conversion cost penalty	–	–	(532,496)	–
Amortization of debt discounts	(437,991)	(233,520)	(522,360)	(434,960)
Total other income (expenses)	(852,090)	(208,030)	(5,499,818)	71,454

Loss from Discontinued Operations	(100,748)	–	(100,748)	–

NET (LOSS) FOR THE PERIOD	$(1,270,800)	$(603,869)	$(6,142,647)	$(696,588)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED FOR CONTINUED OPERATIONS	$(0.03)	$(10.76)	$(0.04)	$(13.62)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED FOR DISCONTINUED OPERATIONS	(0.00)*	NA	$(0.00)*	NA

WEIGHTED AVERAGE NUMBER OF COMMON SHARES – BASIC AND DILUTED	37,927,962	56,123	155,129,015	51,129

*	Less than $0.00

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION (FORMERLY CARDIFF INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY)

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2018

(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1, H, I		Preferred Share s to be issued		Preferred Stock, Series C		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2017	1	$–	8,839,303	8,849	–	–	117	$–	44,808	45	$45,674,137	$(49,113,352)	$(3,430,321)
Conversion of Series B Preferred Stock	–	–	(10,000)	(10)	–	–	–	–	33	0	10	–	–

Conversion of Series I Preferred Stock	–	–	(203,655)	(204)	–	–	–	–	204	0	204	–	–

Conversion of Series H Preferred Stock	–	–	(4,859,469)	(4,859)	–	–	–	–	4,049	4	4,855	–	–

Common stock issued for services - Eurasian consulting agreement	–	–	–	–	–	–	–	–	2,591	3	86,748	–	86,751

Conversion of convertible notes payable	–	–	–	–	–	–	–	–	8,272	8	137,179	–	137,187

Reclassified to Derivative liabilities from Additional Paid in Capital	–	–	–	–	–	–	–	–	–	–	156,251	–	156,251

Net loss	–	–	–	–	–	–	–	–	–	–	–	(696,589.0)	(696,589)

Balance June 30, 2018	1	$–	3,776,179	$3,776	–	–	117	$–	59,958	$60	46,059,384	$(49,809,941)	$(3,746,721)

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2019

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1, H, I		Preferred Share s to be issued		Preferred Stock, Series C		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2018	1	$–	111,697,591	111,707	–	200,000	119	$0	602,826	$603	$50,220,067	$(55,378,603)	$(4,846,226)
Correction to balance reverse split partial rounding shares	–	–	–	–	–	–	–	–	(826)	0	–	–	0

Issuance for Key Tax acquisition	–	–	18,571,428	18,571	–	–	–	–	500,000	500	1,836,250	–	1,855,321
Issuance of PF I shares as Bonus to Cunningham and Thompson	–	–	250,000,000	250,000	–	(200,000)	–	–	–	–	(50,000)	–	–

Conversion of PF1 to CS shares Cunningham and Thompson	–	–	(55,000,000)	–	–	–	–	–	82,500,000	82,500	(27,500)	–	–
Conversion of convertible notes payable	–	–	–	–	–	–	–	–	16,738,687	16,739	771,428	–	788,167
Reclassified Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–	–	–	–	–	694,956	–	694,956
Net loss	–	–	–	–	–	–	–	–	–	–	–	(6,142,647)	(6,142,647)
Balance. June 30 2019	1	$–	325,269,019	$325,277	–	$–	119	$0	100,340,687	$100,342	$53,445,201	$(61,521,250)	$(7,650,429)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION (FORMERLY CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS PERIODS ENDED JUNE 30, 2019 AND JUNE 30, 2018

(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(6,142,747)	$(696,589)
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation	39,665	70,840
Loss (gain) from disposal of fixed assets	–	(15,070)
Bad debt expense	68,049
Amortization of loan discount	522,360	434,960
Change in value of derivative liability	4,295,382	(581,686)
Stock based compensation	–	86,751
Convertible note issued for conversion cost reimbursement	–	3,000
Conversion cost penalty	543,016	–
Conversion cost reimbursement	13,520	–
Other Income	–	–
Convertible note issued for services rendered	–	–
(Increase) decrease in:	–	–
Accounts receivable	7,249	(21,169)
Deposits	(11,721)	–
Prepaids and other assets	(6,562)	(14,100)
Increase (decrease) in:
Accounts payable	(215,846)	121,149
Accrued expenses	210,004	–
Interest payable	230,983	95,972
Taxes payable	–	(3,000)
Accrued payroll taxes	–	–
Accrued officers' salaries	250,909	–
Other liabilities - deferred revenue	155,414	–
Net cash provided by (used in) operating activities	(40,325)	(308,865)

INVESTING ACTIVITIES
Disposal (Purchase) of fixed assets	–	114,818
Net cash provided by (used in) investing activities	–	114,818

FINANCING ACTIVITIES
Due to related party	–	(6,970)
Proceeds from convertible notes payable	209,616	402,090
Proceeds from notes payable -related party	45,000	8,609
Proceeds from notes payable	–
Repayments of interest payable	(52,020)	–
Repayments of convertible notes payable	(96,352)	–
Repayments of notes payable	(8,162)	(117,600)
Repayments to line of credit	–	(7,048)
Net cash provided by financing activities	98,082	279,081

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,757	85,034
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,307	85,034
CASH AND CASH EQUIVALENTS, END OF PERIOD	$176,064	$68,986

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$52,020	$43,402

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$788,167	$137,187
Series I Preferred Stock and common stock issued for acquisition	1,855,321	–
Conversion of preferred stock to common stock	$–	$5,073
Reclassification to derivative liabilities from additional paid in capital	$694,956	$156,252
Debt discount from derivative liabilities	$258,000	$484,590

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff Lexington Corporation (formerly Cardiff International, Inc.) (“Cardiff”, the “Company”), a publicly held corporation.

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff Lexington Corporation (“Cardiff”, the “Company”), a publicly held corporation.

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

To date, Cardiff consists of the following wholly-owned subsidiaries:

We Three, LLC (Affordable Housing Initiative) acquired on May 15, 2014;

Romeo’s NY Pizza acquired on June 30, 2014;

Edge View Properties, Inc. acquired on July 16, 2014;

FDR Enterprises, Inc. acquired on August 10, 2016; merged into Repicci’s Franchise Group

Refreshment Concepts, LLC acquired on August 10, 2016; Sold assets closed business

Repicci’s Franchise Group, LLC acquired on August 10, 2016;

Red Rock Travel Group, was acquired July31, 2018 (Discontinued operations April 1, 2019)

Platinum Tax Defenders, LLC was acquired July 31, 2018

JM Enterprise 1s, Inc. (dba) Key Tax Group was acquired May 8 2019

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff, and its wholly-owned subsidiaries: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; Repicci’s Franchise Group, LLC, Red Rock Travel Group (Discontinued Operations), and Platinum Tax Defenders LLC and JM Enterprise 1 (dba) Key Tax Group. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported financial results.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (US GAAP) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

Revenue Recognition

On January 1, 2018, we adopted ASC 606, Revenue from contracts with customers (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.

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

Our subsidiaries Platinum Tax Defenders and Key Tax generates revenue from services provided in the tax resolution space. Revenue is recognized once services have been completed, based on the contract terms.

Our segmented revenue is disclosed more fully in our consolidated financial statements, see Footnote 15 for further details.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is reported on the balance sheet at gross amounts due to the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible. As of June 30, 2019 and December 31, 2018, the Company had accounts receivable of $267,319 and $64,345, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (FIFO) method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

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

During the six months ended June 30, 2019 and the year ended December 31, 2018, depreciation and amortization expense was $39,665 ($28,347 is included in Cost of Goods Sold) and $80,165 ($57,468 is included in Cost of Goods Sold), respectively.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the six months ended June 30, 2019 and the year-ended December 31, 2018, the company had Goodwill impairment of $-0- and $1,459,725, respectively, related to its acquisitions Red Rock Travel Group. The Company based this decision on impairment testing off the underlying assets, expected cash flows, decreased asset value and other factors.

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

Valuation of Derivative Instruments

Financial Accounting Standards Board (“FASB”) ASC 815-10, Derivatives and Hedging (“ASC 815-10”), requires that embedded derivative instruments be bifurcated and assessed, along with freestanding derivative instruments such as convertible promissory notes, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2019 and December 31, 2018.

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – June 30, 2019	$–	$–	$6,865,677	$6,865,677

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2018	$–	$–	$1,870,625	$1,870,625

Stock-Based Compensation – Employees

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB ASC. Pursuant to paragraph 718-10-30-6 of the FASB ASC, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Stock-Based Compensation – Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB ASC (“Sub-topic 505-50”).

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

For the six month period ended June 30, 2019 and year ended December 31, 2018 the Company did not have any interest and penalties associated with tax positions. As of June 30, 2019 and December 31, 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2019 and the year ended December 31, 2018. During a period of net loss, all potentially dilutive securities are anti-dilutive. Accordingly, for the six months ended June 30, 2019 and December 31, 2018 potentially dilutive securities have been excluded from the computations since they would be anti-dilutive. However, these dilutive securities could potentially dilute earnings per share in the future (weighted average reflected post 1500:1 reverse stock split for the December 31, 2018 period):

	For the Six months and year ended
	June 30, 2019	December 31, 2018

Numerator:
Net (loss)	$(6,142,747)	$(6,265,251)

Denominator:
Weighted-average shares outstanding	155,129,015	602,038

Basic (loss) per share	$(0.01)	$(0.01)

This does not include the potential dilutive effect if all exercisable warrants were exercised or conversions of convertible notes and convertible preferred stock as described below as of June 30, 2019:

Principal and Interest conversion	613,794,780
Warrants	8,749,287
Preferred Stock conversion	179,106,727
Total	801,6550,794

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of June 30, 2019, the Company had shareholders’ deficit of $7,650,429. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2019 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

On adoption, the Company recognized a right of use asset of $381,088, operating lease liabilities of $381,088 with a cumulative effect adjustment to accumulated deficit of $35,096, based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating lease.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted the standard on January 1, 2018, which did not have a material impact on the consolidated financial statements.

Recent accounting pronouncements not yet adopted

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a Group recognizes an allowance based on the estimate of expected credit loss. The Company does not expect that the adoption of the standard to have an impact on the Company’s consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

2. DISCONTINUED OPERATIONS

In April 2019, the Company discontinued operating Red Rock Travel Group due to continuing operating losses.

3.	ACQUISITIONS

JM Enterprise 1 (dba) Key Tax Group

JM Enterprise 1, Inc. (d.b.a. Key Tax Group) and Cardiff Lexington Corporation as previously announced in May 2019 signed a definitive merger agreement under which Key Tax Group became a wholly owned subsidiary effective May 8, 2019. In connection with the closing of the acquisition, on May 8, 2019 a Preferred “G” Class of stock with a par value of $0.001 was issued. The Preferred “G” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.07 per share for a total of 18,571,428 representing a value of $1,300,000. Additionally, Cardiff issued 500,000 Common Shares with a par value of $0.001 to novate a convertible debt of $30,912.32. These Preferred “G” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement.

The preliminary purchase price allocation of the net assets acquired are as follows:

Key Tax Fair Value
Cash	$35,991
Accounts receivable	189,200
Other assets	11,622
Property and equipment	2,596
Goodwill	1,463,281
Liabilities	(371,778)
Total	$1,330,912

Additionally, Cardiff has allocated a Preferred “G1” Class Series for potential investors – 10,000,000 shares authorized, par value $0.001 per share with the following rights and privileges no - voting rights, converts to common stock at a ratio of 1 share preferred to 1.25 shares common. Series G1 stock cannot be diluted due to actions taken by the Company, BOD and/or its shareholders.

4. ACCRUED EXPENSES

As of June 30, 2019, and December 31, 2018, the Company had accrued expenses of $1,731,353 and $1,310,074, respectively, consisted of the following:

	June 30,	December 31,
	2019	2018
Accrued salaries – related party	997,909	747,000
Accrued expenses – other	733,444	563,074
Total	1,731,353	1,310,074.0

5. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of June 30, 2019 and December 31, 2018 was $336,311 and $381,301, respectively, consisting of the following:

	June 30,	December 31,
	2019	2018
Furniture, fixture and equipment	$546,002	$715,466
Leasehold improvements	136,069	161,166
Total	682,071	876,632
Less: accumulated depreciation	(399,262)	(495,331)
Plant and equipment, net	$282,409	$381,301

During the three and six months ended June 30, 2019, depreciation expense was $22,463 and $39,665, respectively. The Company accounts for depreciation as a separate item in the operational expense of $11,318 and $6,581 respectively and included $15,391 and $28,347, respectively in depreciation in cost of goods sold.

6. LAND

As of June 30, 2019 and December 31, 2018, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. Based on the price of $2.50 per share, the acquisition consideration represents a $603,000 valuation. The land is currently vacant and is expected to be developed into residential community. The value of the land is not subject to be depreciated.

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

As of June 30, 2019 and December 31, 2018, The Company had balance of $1,999 and $1,999, respectively. During the six months ended June 30, 2019, total cash advanced amounted to $-0- and cash payment made was $-0-.

8. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

During the six months ended June 30, 2019 and December 31, 2018, the Company borrowed a total of $30,176 and $-0-, respectively to related parties.

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the unsecured loans are due 24 months from issuance or on demand, at an annual interest rate of six percent. As of June 30, 2019 and December 31, 2018, the Company had $137,816 and $77,640 due (included in due to officers and shareholders on the consolidated financial statements) to Daniel Thompson, respectively.

In addition, the Board of Directors of the Company approved to increase Daniel Thompson’s compensation to $25,000 per month from $20,000 effective January 1, 2017. Accordingly, a total salary of $150,000 and $300,000 were accrued and reflected as an expense to Daniel Thompson during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. The accrued salaries payable to Daniel Thompson was $422,500 and $317,500 as of June 30, 2019 and December 31, 2018, respectively.

The Company had an employment agreement with the Chief Operating Officer, Mr. Roberts, whereby the Company provided for compensation of $10,000 per month effective in June 2016. Effective May 2019, the Company and Roberts entered a Allonge Addendum Employment Agreement whereby Roberts accepted and agreed to a $5,000 cash settlement and accrued and future salaries would be stock only. A total salary of $60,000 and $120,000 were accrued and reflected as an expense during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. The total balance due to Mr. Roberts for accrued salaries at June 30, 2019 and December 31, 2018 were $162,000 and $107,000, respectively balance due in preferred “B” stock at $0.50 per share.

The Board of Directors of the Company approved to increase Chief Executive Officer, Mr. Cunningham’s compensation to $25,000 per month from $15,000 effective January 1, 2017. A total salary of $150,000 and $300,000 were accrued and reflected as an expense during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. The accrued salaries payable to Mr. Cunningham was $417,500 and $322,500 as of June 30, 2019 and December 31, 2018, respectively.

Notes Payable – Related Party

The Company has entered into several unsecured loan agreements with related parties (see below; Footnote 9, Notes Payable – Related Party; and Footnote 10 Convertible Notes Payable – Related Party).

Preferred Stock -

During the year ended December 31, 2018, the Company agreed to issue 125,000,000 preferred I shares each to Mr. Thompson and Mr. Cunningham, which were reflected as preferred shares to be issued on the consolidated financial statements at a total cost of stock compensation of $200,000. During the six months ended June 30, 2019, the shares were issued. During the six months ended June 30, 2019, Mssrs. Thompson and Cunningham collectively converted 55,000,000 preferred I shares for 82,500,000 shares of restricted common shares.

9. NOTES PAYABLE

For the six months ended June 30, 2019, the company received $-0- cash proceeds, from notes payable and repaid $-0- in cash.

Notes payable at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
Loans Payable Unrelated Party	$458,207	$665,488
Notes Payable – Unrelated Party	10,989	10,989
Notes Payable – Related Party	360,989	265,242
Total	830,185	941,719
Current portion	(830,185)	(941,719)
Long-term portion	$–	$–

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. No warrants had been exercised before the expiration. As of June 30, 2019, the Company is in default on this debenture. The balance of the note was $10,549 at June 30, 2019.

As of June 30, 2019, the Company had lease payable of $23,988 in connection with two capital leases on two Mercedes Sprinter Vans for the ice cream section and two auto loans related to our pizza business. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time. The leases are not in default at the current time.

Notes payable to unrelated party of $31,820 was due to the auto loans for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations. The loans carry interest from 0% to 6% interest and are not currently in default.

The balance in notes payable to unrelated parties of $402,399, were assumed in connection the acquisition of Red Rock Travel.

Notes Payable – Related Party

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 3”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 3, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 3, net of debt discount, was $50,000 and $50,000 at June 30, 2019 and December 31, 2018, respectively. Note 3 is currently in default.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 3-1”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 3-1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 3-1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 3-1, the Company recorded a $50,000 debt discount during 2011. The balance of Note 3-1, net of debt discount, was $50,000 and $50,000 at June 30, 2019 and December 31, 2018, respectively. Note 3-1 is currently in default.

The Company borrows funds from Officers of our subsidiaries from time to time. The terms of repayment stipulate the unsecured loans are due demand, at no interest. As of June 30, 2019 and December 31, 2018, the Company had $260,989 and $215,989 due respectively.

10. CONVERTIBLE NOTES PAYABLE

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

As of June 30, 2019, the company received $50,000 net cash proceeds, from convertible notes. The Company recorded amortization of debt discount of $522,360 and $201,440 related to convertible notes, during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

Convertible notes at June 30, 2019 and December 31, 2018 are summarized below:

	June 30, 2019	December 31, 2018
Convertible Notes Payable – Unrelated Party	$2,111,248	$2,026,800
Convertible Notes Payable – Related Party	165,000	165,000
Discount on Convertible Notes Payable - Unrelated Party	(1,066,205)	(201,024)
Total	$1,210,043	$1,990,775
Current Portion	962,084	950,775
Long-Term Portion	$83,009	$1,040,000

*	Issuance	Maturity	Rate	Default	12/31/2018 Principal Balance	2019 Add Principal	2019 Principal Conversions	2019 Interest Converted	Shares issued upon conversion 2019	2019 Principal Paid with Cash	2019 interest paid in Cash	6/30/19 Principal Balance	Total Interest expense for Six Month Ended 6/30/2019	Accrued Interest as of 6/30/2019	Conversion price
R	8/21/2008	8/21/2009	12%	Y	150,000	–	–					150,000	9,050	195,658	Short Term
R	3/11/2009	4/29/2014	12%	Y	15,000	–	–					15,000	905	18,570	Short Term
	2/9/2016	2/9/2017	20%	Y	8,485	–	–					8,485	853	6,635	$.03 per share or 50% of market
	10/28/2016	10/28/2017	20%	Y	25,000	–	–					25,000	2,514	13,391	$.03 per share or 50% of market
	3/8/2016	3/8/2017	20%	Y	1,500	–	–					1,500	151	3,389	$.03 per share or 50% of market
	9/12/2016	9/12/2017	20%	Y	80,000	–	–					80,000	8,044	44,866	$.03 per share or 50% of market
	1/24/2017	1/24/2018	20%	Y	55,000	–	–					55,000	5,531	26,807	$.25 per share or 50% of market
	1/27/2017	1/27/2018	20%	Y	2,698	1,500	(4,198)	(9,225)	1,250,000			–	135	1,060	$.25 per share or 50% of market
	2/21/2017	2/21/2018	20%	Y	25,000	1,500	(18,770)		4,231,176			7,730	1,641	10,929	$.25 per share or 50% of market
	3/16/2017	3/16/2018	20%	Y	40,000	–	–					40,000	4,022	18,379	$.25 per share or 50% of market
	4/6/2017	4/6/2018	20%	Y	31,997	–	(31,997)	(2,908)	1,695,400			–	1,600	11,805	$.25 per share or 50% of market
	4/21/2017	4/21/2018	18%	Y	172,000		(89,410)	(2,984)	3,969,066			82,590	4,872	22,763	$.30 per share or 60% of the lowest trading price for 10 days
	11/27/2017	11/27/2018	12%	Y	–			(119)	26,630			–	–	–	60% of the lowest trading or bid (whichever is lower) price for 20 days
	1/19/2018	1/19/2019	24%	Y	83,500		(35,428)	–	358,333			48,072	4,359	13,857	60% of the lowest trading price for 20 days
	3/29/2018	3/29/2019	24%	Y	25,100		(25,100)	–	112,844			–	–	762	60% of the lowest trading price for 15 days
	4/9/2018	4/9/2019	10%	Y	130,206		(2,515)	–	72,901			127,691	10,939	22,326	40% discount on the lowest trading price for previous 25 days

7/10/2018	1/10/2021	12%	N	1,040,000			–		$(140,000)	$(52,020)	900,000	56,100	11,016	$0.04/ share or 40% of the lowest bid price for prior 21 days
2/21/2019	1/10/2021	12%	N	–	56,616		–				56,616	3,416	3,416
7/19/2018	12/31/2018	8%	Y	–			(1,653)				–	–	–	60% of the lowest trading price for 10 days
7/19/2018	12/31/2018	8%	Y	–			–				–	–	–	60% of the lowest trading price for 10 days
8/13/2018	2/13/2019	12%	Y	78,314			(3,367)				78,314	5,913	8,616	$0.004/ share or 60% of the lowest trading price for prior 21 days
8/10/2017	1/27/2018	15%	Y	20,000			–				20,000	1,761	3,849	$.25 per share or 50% of market
12/10/2018	12/10/2019	8%	N	108,000			–				108,000	4,344	4,593	60% of the lowest trading price for 10 days
12/5/2018	12/5/2019	8%	N	100,000		(17,750)	(724)	5,022,337			82,250	3,663	3,224	55% of the lowest trading price for 15 days
5/10/2019	5/10/2020	8%	N	–	150,000		–				150,000	3,033	3,033	55% of the lowest trading price for 15 days
5/22/2018	5/22/2019	20%	Y	40,000							40,000	4,022	8,178	75% of the lowest closing ask price for the three prior trading days
8/9/2018	8/9/2019	30%	N	100,000							100,000	15,083	27,083	70% of the lowest closing ask price for the three prior trading days
9/13/2018	9/13/2019	30%	N	50,000							50,000	7,542	12,083	70% of the lowest closing ask price for the three prior trading days
9/13/2018	9/13/2019	30%	N	50,000							50,000	7,542	12,083	70% of the lowest closing ask price for the three prior trading days
* R = Related Party

	Convertible Notes Payable			$2,266,800	$209,616	$(225,168)	$(20,980)	16,738,687	$(140,000)	$(52,020)	$2,111,248	$157,079	$294,142
Summary	Convertible Notes Payable - Related Party			$165,000	$–	$–	$–	–	$–	$–	$165,000	$9,955	$214,228
	Total			$2,431,800	$209,616	$(225,168)	$(20,980)	16,738,687	$(140,000)	$(52,020)	$2,276,248	$167,034	$508,370

* R = Related Party

The Company entered into a new Convertible note in May 2019 for a total of $150,000. The note is due in 12 months, has 8% interest rate and is convertible after six months at 55% of the lowest trading price for 15 days.

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

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of June 30, 2019 and December 31, 2018, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2019, in the amount of $6,865,667 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2019:

Derivative Liability, December 31,2018	$1,870,625
Financial instruments issued containing derivatives	1,394,616
Settlement of derivative liability upon conversion	(694,956)
Mark to market adjustment	(4,2955,382)
Derivative Liability, June 30, 2019	$6,865,667

Net loss for the period included mark-to-market adjustments relating to the liabilities held during the six-month periods ended June 30, 2019 and 2018 in the amounts of $(4,295,382) and a gain of $581,687, respectively.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Lattice Bi-nominal Option Pricing Model and the following assumptions:

For the period ended
	June 30, 2019	December 31, 2018
Volatility	801.74%-820.86%	182.91%-636.13%
Risk-free interest rate	1.72%-2.72%	2.13% -2.72%
Expected term	.45 – 2.41	.04 - 5.14

12. CAPITAL STOCK

Series I Preferred Stock

During the six months ended June 30, 2019, the Company issued 250,000,000 shares of Series I Preferred Stock to officers of the Company, which were granted during year ended December 31, 2018. See Note 8, for more details.

Common Stock

During the six months ended June 30, 2019, the Company issued 16,738,687 shares for conversion of convertible notes payable (see Footnote 9), 82,500,00 shares for conversion of Preferred I shares, 500,000 shares issued related to acquisition of Key Tax. and cancelled (826) to adjust partial shares as part of the 1:1500 share reverse stock split.

13. COMMITMENTS AND CONTINGENCIES

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

The Company has employment agreements for Chief Executives of subsidiaries Platinum Tax Defenders The agreement for Platinum Tax Defenders is a base salary of $20,000 per month, with additional annual bonuses and stock awards based on performance.

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

The Company has right-of-use assets of $381,088, operating lease liabilities of $381,088 as of June 30, 2019. Operating lease expense for the six months ended June 30, 2019 was $25,886. The company had cash used in operating activities related to leases of $35,086 during the six months ended June 30, 2019. These leases have a remaining term of 2.5 years and 9.75 years.

The following table provides the maturities of lease liabilities at June 30, 2019:

Maturity of Lease Liabilities at June 30, 2019
2019	$51,773
2020	106,096
2021	108,705
2022	67,431
2023	60,124
2024 and thereafter	319,144
Total future undiscounted lease payments	713,272
Less: Interest	(302,693)
Present value of lease liabilities	$381,088

The Company’s other subsidiaries also maintain short-term lease agreements for office space. Total rent expense for these rentals was $78,161 for the six months ended June 30, 2019. Total rent expense for the six months ended June 30, 2018 was $71,274.

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

The Company determined that the warrants were tainted and therefore the carrying value represents an embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the warrants were measured using the Black-Scholes valuation model at the grant dates of the agreement (February 10, 2017, May 10, 2017, August 10, 2017 and December 10, 2017.) and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

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

Initial Valuation for Year Ended 12.31.18	89,359
Ending Value 12.31.18	3,795

Change in Valuation for six months ended 6.30.19	6,015
Ending Value 6.30.19	9,810

The table below sets forth the assumptions for Black-Scholes valuation model on each initial date and December 31, 2018.

Year Ended December 31, 2018
Volatility	213% - 494%
Risk-free interest rate	0.147 – 0.269
Expected term	2.11 – 2.53

Accordingly, the Company recorded warrant expenses of $6,015 for the six months ended June 30, 2019 and $133,123 during the year ended December 31, 2018 .

The following tables summarize all warrant outstanding as of June 30, 2019 and the related changes during this period. The warrants expire three to eight years from grant date, which as of June 30, 2019 is 0.62 – 7.03 years. The intrinsic value of the warrants as of June 30, 2019 was $-0-.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2019	6,614,287	$0.21
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at June 30, 2019	6,614,287	0.21
Warrants Exercisable at June 30, 2019	6,614,287	$0.21

15. SEGMENT REPORTING

The Company has six reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information: (1) Mobile home lease (We Three), (2) Company-owned Pizza Restaurants (Romeo’s NY Pizza), (3) “Repicci’s Italian Ice” franchised stores.(4) Red Rock Travel Group (discontinued operations), and (5) Tax resolution services (Platinum Tax Defenders) and (JM Enterprise 1s (dba) Key Tax Group. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. Other revenue consists of nonrecurring items.

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

The number of franchise agreements in force as of June 30, 2019 was forty-five (45), seven (7) new state of the art “mobile” units.

Platinum Tax Defenders provides tax resolution services to individuals and companies that have federal and state tax liabilities. The company collects fees based on efforts to negotiate and assist in the settlement of outstanding tax debts.

Red Rock Travel Group was a travel services company that provided discounted travel packages. The packages are marketed in conjunction with interval ownership properties and the company earns fees for scheduling the client visits and commissions on travel packages sold. As of April 1, 2019, this entity is reflected as a discontinued operation.

For the three month period ended

	June 30, 2019		June 30, 2018
Revenues:		Revenues:
We Three	$43,500	We Three	$47,386
Romeo’s NY Pizza	167,349	Romeo’s NY Pizza	156,719
Repicci's Group	89,133	Repicci's Group	356,758
Platinum Tax	777,350	Platinum Tax	–
Key Tax	123,951	Key Tax	–
Other	–	Other	–
Consolidated revenues	$1,201,283	Consolidated revenues	$560,863
Cost of Sales:		Cost of Sales:
We Three	$54,456	We Three	$75,089
Romeo’s NY Pizza	118,568	Romeo’s NY Pizza	114,391
Repicci's Group	81,149	Repicci's Group	198,575
Platinum Tax	236,560	Platinum Tax	–
Key Tax	146,306	Key Tax	–
Other	–	Other	–
Consolidated cost of sales	$637,040	Consolidated cost of sales	$376,869
Income (Loss) before taxes		Income (Loss) before taxes
We Three	$(76,430)	We Three	$(27,410)
Romeo’s NY Pizza	14,553	Romeo’s NY Pizza	25,723
Repicci’s Group	(2,164)	Repicci’s Group	142,670
Platinum Tax	59,833	Platinum Tax	–
Key Tax	(52,892)	Key Tax	–
Others	(1,213,700)	Others	(744,852)
Consolidated gain/(loss) before taxes	$(1,270,800)	Consolidated gain/(loss) before taxes	$(603,869)

For the six month period ended

	June 30, 2019		June 30, 2018
Revenues:	Revenues:
We Three	$96,378	We Three	$98,663
Romeo’s NY Pizza	315,146	Romeo’s NY Pizza	304,015
Repicci's Group	121,760	Repicci's Group	426,764
Platinum Tax	1,404,577	Platinum Tax	–
Key Tax	123,951	Key Tax	–
Other	(0)	Other	–
Consolidated revenues	$2,061,812	Consolidated revenues	$829,442
Cost of Sales:		Cost of Sales:
We Three	$121,619	We Three	$113,488
Romeo’s NY Pizza	228,591	Romeo’s NY Pizza	212,847
Repicci's Group	120,769	Repicci's Group	280,730
Platinum Tax	439,693	Platinum Tax	–
Key Tax	146,306	Key Tax	–
Other	–	Other	–
Consolidated cost of sales	$1,056,978	Consolidated cost of sales	$595,922
Income (Loss) before taxes		Income (Loss) before taxes
We Three	$(96,536)	We Three	$(17,218)
Romeo’s NY Pizza	19,351	Romeo’s NY Pizza	27,750
Repicci’s Group	(18,292)	Repicci’s Group	85,976
Platinum Tax	89,461	Platinum Tax	(793,097)
Key Tax	(52,892)	Key Tax	–
Others	(6,083,838)	Others	–
Consolidated gain/(loss) before taxes	$(6,142,747)	Consolidated gain/(loss) before taxes	$(696,589)

	As of		As of
	June 30, 2019		December 31, 2018
Assets:	Assets:
We Three	$289,797	We Three	$318,285
Romeo’s NY Pizza	72,175	Romeo’s NY Pizza	108,908
Repicci’s Group	79,375	Repicci’s Group	169,030
Platinum Tax	123,479	Platinum Tax	60,578
Key Tax	–	Key Tax-	–
Others	5,207,620	Others	2,684,265
Combined assets	$5,772,446	Combined assets	$3,341,066

16. SUBSEQUENT EVENTS

Stock Issuances:

In August 2019 the Company entered into a letter of intent to acquire the net assets constituting the business of Acela Biomedical, LLC, for a combination of $15 Million in Preferred Stock and $15 Million in cash.  Consummation of the acquisition is conditional upon successful completion of due diligence and transfer of purchase consideration.

Subsequent to June 30, 2019 the Company issued 86,292,777 shares of common stock in connection with conversion of convertible debt.

Subsequent to June 30, 2019, the Company entered into a Convertible Promissory Note agreement with Power UP Lending Group, LTD., for $73,500.

An addendum to change the employment agreement with the Company COO that includes a conversion of accrued payroll to preferred stock was approved by all parties.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included in this report. For ease of reference, “the Company”, “we,” “us” or “our” refer to Cardiff Lexington Corporation, and Legacy Card Company, Inc. (d/b/a: Mission Tuition) unless otherwise stated.

Cautionary Statement Concerning Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Cardiff Lexington Corporation and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenue and income of Cardiff Lexington Corporation, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Cardiff Lexington Corporation on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company assumes no obligation and does not intend to update these forward looking statements, except as required by law.

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

Through inception until December 2014, we have restructured ourselves into a holding company and have acquired several additional businesses; We Three, Inc. d/b/a Affordable Housing Initiative, Romeo’s NY Pizza, Edge View Properties, FDR Enterprises, Inc. and Refreshment Concepts dissolved or merged into Repicci’s Franchise Group, Red Rock Travel Group (discontinued operations as of April 1, 2019),Platinum Tax Defenders  and JM Enterprise 1s (dba) Key Tax Group.

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

Based upon current plans, we may incur operating losses in future periods. Also, we expect approximately $1,000,000 in operating costs to be incurred over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or obtaining other financing in the future to cover these operating costs. Additionally, financing may not be available on terms favorable to the Company. Failure to generate sufficient revenues may cause us to go out of business.

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

Overview

Cardiff Lexington Corporation, is currently structured as a company with holdings of various companies.

CARDIFF LEXINGTON CORPORATION, is a public Holding company. Cardiff targets acquisitions of undervalued, niche companies with high growth potential, income-producing businesses, including commercial real estate properties all of which offer high returns for our investors. Our goal is to provide a form of governance enabling businesses to take advantage of the power of a public company without losing management control. Cardiff provides companies the ability to raise money and investors a low risk environment that protects their investment.

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

The number of franchise agreements in force as of June 30, 2019 was forty-five (45), seven (7) new state of the art “mobile” units.

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

Red ROCK TRAVEL GROUP: Cardiff Lexington Corporation (OTCQB:CDIX) and Red Rock Travel Group (Private: “Red Rock Travel Group”) in July 2018 signed a definitive merger agreement under which Red Rock Travel Group will merge into Cardiff Lexington as its wholly owned subsidiary has been completed effected July 30th, 2018. In connection with the closing of the acquisition, on July 30th, 2018 a Preferred “K” Class of stock with a par value of $0.001 was established and issued. The Preferred “K” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.021 per share for a total of 8,200,562 representing a value of $175,000. These Preferred “K” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Forward Acquisition Agreement. As of April 1, 2019, this entity is reflected as a discontinued operation.

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

JM Enterprise 1s (dba) Key Tax Group

JM Enterprise 1, Inc. (d.b.a. Key Tax Group) and Cardiff Lexington Corporation as previously announced in May 2019 signed a definitive merger agreement under which Key Tax Group became a wholly owned subsidiary effective May 8, 2019. In connection with the closing of the acquisition, on May 8h, 2019 a Preferred “G” Class of stock with a par value of $0.001 was issued. The Preferred “G” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.07 per share for a total of 18,571,428 representing a value of $1,300,000. Additionally, Cardiff issued 500,000 Common Shares with a par value of $0.001 to novate a convertible debt of $30,912.32. These Preferred “G” shares have a lock-up/leak-out limiting the sale of stock for12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement.

Additionally, Cardiff has allocated a Preferred “G1” Class Series for potential investors – 10,000,000 shares authorized, par value $0.001 per share with the following rights and privileges no - voting rights, converts to common stock at a ratio of 1 share preferred to 1.25 shares common. Series G1 stock cannot be diluted due to actions taken by the Company, BOD and/or its shareholders.

Results of Operations

We had revenues of $1,201,283 and $2,061,812 for the three and six months ended June 30, 2019, respectively, compared to revenues of $560,864 and $829,442 for the same periods in 2018, an increase 114% and a decrease of 149%, respectively. We have had various acquisitions over the past two years, and during the past year, we have acquired two tax resolution companies. A revenue breakdown by segment is as follows:

For the three-month period ended

	June 30, 2019		June 30, 2018
Revenues:		Revenues:
We Three	$43,500	We Three	$47,386
Romeo’s NY Pizza	167,349	Romeo’s NY Pizza	156,719
Repicci's Group	89,133	Repicci's Group	356,758
Platinum Tax	777,350	Platinum Tax	–
Key Tax	123,951	Key Tax	–
Other	–	Other	–
Consolidated revenues	$1,201,283	Consolidated revenues	$560,863

For the six-month period ended

	June 30, 2019		June 30, 2018
Revenues:		Revenues:
We Three	$96,378	We Three	$98,663
Romeo’s NY Pizza	315,146	Romeo’s NY Pizza	304,015
Repicci's Group	121,760	Repicci's Group	426,764
Platinum Tax	1,404,577	Platinum Tax	–
Key Tax	123,951	Key Tax	–
Other	(0)	Other	–
Consolidated revenues	$2,061,812	Consolidated revenues	$829,442

We had costs of sales of $637,039 and $1,056,978 for the three and six months ended June 30, 2019 compared to costs of sales of $376,912 and $595,922 for the same periods June 30, 2018. The costs of sales for the periods related to each segment are as follows:

Cost of Sales:		Cost of Sales:
We Three	$54,456	We Three	$75,089
Romeo’s NY Pizza	118,568	Romeo’s NY Pizza	114,391
Repicci's Group	81,149	Repicci's Group	198,575
Platinum Tax	236,560	Platinum Tax	–
Key Tax	146,306	Key Tax	–
Other	–	Other	–
Consolidated cost of sales	$637,040	Consolidated cost of sales	$376,869

Cost of Sales:		Cost of Sales:
We Three	$121,619	We Three	$113,488
Romeo’s NY Pizza	228,591	Romeo’s NY Pizza	212,847
Repicci's Group	120,769	Repicci's Group	280,730
Platinum Tax	439,693	Platinum Tax	–
Key Tax	146,306	Key Tax	–
Other	–	Other	–
Consolidated cost of sales	$1,056,978	Consolidated cost of sales	$560,867

The increase in cost of sales was primarily attributable to primarily attributable the acquisition of Platinum Tax Defenders and Key Tax in July 2018 and May 2019, respectively, directly related to the increase in revenue.

We had operating expenses of $882,206 and $1,546,415 for the three and six months ended June 30, 2019 compared to operating expenses of $579,790 and $1,001,563 for the three and six months ended June 30, 2018. The increase in operating expenses during the six-month period was primarily due to our increase in salaries and compensation and cost related to penalties on conversion of notes payables. Additionally, stock based compensation decreased to $-0- for the six month period compared to $86,751 for the same period in 2018.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At June 30, 2019, we had $176,064 in cash and cash equivalents and total assets amounted to $5,774,039. At December 31, 2018 we had $118,307 of cash and cash equivalents, and total assets amounted to $3,341,066.

Net cash used in operating activities was $40,325 and $308,865 for the six months ended June 30, 2019 and 2018, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $6,142,747 and $696,589, respectively. These amounts were partially offset by non-cash expenses related to depreciation, amortization of debt discount and change in derivative liability which were $39,665, $522,360 and $4,295,382, respectively. We also had increases in accounts payable and accrued officers’ salaries of $210,004 and $250,909, respectively. In the 2018 period, these amounts were partially offset by non-cash expenses related to depreciation, amortization of debt discount and stock based compensation which were $59,697, $434,960 and $86,751, respectively. We also had decreases in accounts payable of $215,846 for the six months ended June 30, 2019 and increases in accounts payable and accrued officers’ salaries of $121,146 and $215,000 in the same periods in 2018, respectively.

Net cash provided by investing activities was $-0- for the six months ended June 30, 2019, compared to Net cash provided by investing activities was $114,818 for the same period in 2018. Cash flows provided by investing activities for the 2018 period was solely due to the sale of fixed assets.

Net cash provided by financing activities was $98,082 and $279,081 for six months ended June 30, 2019 and 2018, respectively. The cash flows from financing activities during the six months ended June 30, 2019 were primarily attributable to proceeds of convertible notes payable in the amounts of $209,616. For the 2018 period we had cash proceeds of convertible notes payable in the amounts of $402,090.

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

Off Balance Sheet Arrangements

As of June 30, 2019, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the six months ended June 30, 2019.

There has been no change in our internal control over financial reporting during the three and six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated:August 19, 2019	CARDIFF LEXINGTON CORPORATION

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Accounting Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

