Form 10-Q
period 2019-09-30
Cardiff Lexington Corp
filed 2019-11-19
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Yes ☐          No ☒

Common Stock outstanding at November 18, 2019 is 549,955,831 shares of $0.001 par value Common Stock.

FORM 10-Q

CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORP.

For the Quarter ending September 30, 2019

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2019 AND DECEMBER 31, 2018

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$144,971	$118,307
Accounts receivable-net	226,039	64,345
Inventory	3,079	3,079
Prepaid and other	46,393	46,596
Total current assets	420,482	232,327

Property and equipment, net of accumulated depreciation of $400,993 and $495,331, respectively	279,854	381,301
Land	603,000	603,000
Goodwill	3,749,963	2,092,048
Deposits	19,600	24,600
Right of use - assets	357,650	–
Other assets	30,494	7,790
Total assets	5,461,043	3,341,066

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS EQUITY

Current liabilities
Accounts payable and accrued expense	710,708	1,094,521
Accrued expenses - related parties	1,137,000	747,000
Interest payable	513,213	366,297
Right of use - liability	357,650	–
Due to officers and shareholders	175,266	137,816
Deferred Income	153,226	1,036,039
Line of credit	–	1,999
Common stock to be issued	500	500
Notes payable, unrelated party	597,629	676,477
Notes payable - related party	296,916	265,242
Convertible notes payable, net of debt discounts of $269,866 and $201,024, respectively	648,866	950,776
Net, liabilities of discontinued operations	2,152,199	–
Derivative Liability	7,351,185	1,870,625
Total current liabilities	14,094,358	7,147,292

Other Liabilities
Convertible notes payable, net of current portion and net of debt discounts of $465,828 and $0, respectively	374,172	1,040,000

Total liabilities	14,468,530	8,187,292

Deficiency in Stockholders’ Equity
Preferred stock
Preferred Stock all classes	–
Preferred Stock Series A - 4 Shares authorized, with par value of $0.0001, 1 and 1 share issued and outstanding at September 30, 2019 and December 31, 2018	–	–
Preferred Stock Series B - 10,000,000 shares authorized, with par value of $.001, 2,773,206 and 2,773,206 shares issued and outstanding at September 30, 2019 and December 31, 2018	2,773	2,773
Preferred Stock Series C - 10,000 shares authorized, with par value of $.0.00001, 119 and 119 shares issued and outstanding at September 30, 2019 and December 31, 2018	–	–
Preferred Stock Series D - 1,000,000 shares authorized, with par value of $.001, 400,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	400	400
Preferred Stock Series E - 2,000,000 shares authorized, with par value of $.001, 241,199 shares issued and outstanding at September 30, 2019 and December 31, 2018	241	241
Preferred Stock Series F - 500,000 shares authorized, with par value of $.001, 280,069 shares issued and outstanding at September 30, 2019 and December 31, 2018	280	280
Preferred Stock Series F -1- 500,000 shares authorized, with par value of $.001, 57,193 shares issued and outstanding at September 30, 2019 and December 31, 2018	57	57
Preferred Stock Series G - 2,000,000 shares authorized, with par value of $.001, 18,571,428 and -0- shares issued and outstanding at September 30, 2019 and December 31, 2018	18,571	–
Preferred Stock Series H - 4,859,379 shares authorized, with par value of $.001, -0- and -0- shares issued and outstanding at September 30, 2019 and December 31, 2018	–	–
Preferred Stock Series H -1- 3,000,000 shares authorized, with par value of $.001, -0- shares issued and outstanding at September 30, 2019 and December 31, 2018	–	–
Preferred Stock Series I- 20,000,000 shares authorized, with par value of $.001, 195,000,000 and -0- shares issued and outstanding at September 30, 2019 and December 31, 2018	195,000	–
Preferred I Shares to be issued	–	200,000
Preferred Stock Series J - 10,000,000 shares authorized, with par value of $.001, -0- shares issued and outstanding at September 30, 2019 and December 31, 2018	–	–
Preferred Stock Series J1- 7,500,000 shares authorized, with par value of $.001, -0- shares issued and outstanding at September 30, 2019 and December 31, 2018	–	–
Preferred Stock Series K - 10,937,500 shares authorized, with par value of $.001, 8,200,562 shares issued and outstanding at September 30, 2019 and December 31, 2018	8,200	8,200
Preferred Stock Series K1 - 35,000,000 shares authorized, with par value of $.001, 1,447,157 shares issued and outstanding at September 30, 2019 and December 31, 2018	1,447	1,447
Preferred Stock Series L - 100,000,000 shares authorized, with par value of $.001, 98,307,692 shares issued and outstanding at September 30, 2019 and December 31, 2018	98,308	98,308
Common stock; 7,500,000,000 shares authorized with $0.001 par value;524,346,331 and 602,826 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively (reflects post reverse stock split of 1500:1)	524,347	603
Additional paid-in capital	54,654,595	50,220,067
Accumulated deficit	(64,511,706)	(55,378,603)
Total deficiency in stockholders’ equity	(9,007,487)	(4,846,227)

Total liabilities and deficiency in stockholders’ equity	$5,461,043	$3,341,065

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
REVENUE
Rental income	$39,199	$44,740	$135,577	$143,403
Food and beverage	157,091	148,540	472,237	452,555
Sales of ice cream	–	68,079	–	275,468
Ice cream	42,959	76,475	137,802	169,550
Franchise fees	2,044	–	11,422	120,000
Royalty fees	11,198	7,350	28,737	13,650
Tax Services	1,288,116	229,124	2,816,644	229,124
Other	–	123,576	–	123,576
Total revenue	1,540,608	697,884	3,602,420	1,527,326

COST OF SALES
Rental business	32,254	43,305	153,873	145,650
Food and beverage	175,357	111,814	524,717	324,661
Ice cream stores	–	154,572	–	435,302
Tax Services	372,642	155,475	958,641	155,475
Other	–	125,900	–	125,900
Total cost of sales	580,253	591,066	1,637,231	1,186,988

GROSS MARGIN	960,356	106,818	1,965,189	340,338

OPERATING EXPENSES
Depreciation and amortization expense	(1,945)	(9,279)	9,373	15,992
Selling, general and administrative	817,978	1,032,113	2,421,624	2,008,405
Total operating expenses	816,033	1,022,834	2,430,997	2,024,397

LOSS FROM OPERATIONS	144,322	(916,016)	(465,808)	(1,684,059)

OTHER INCOME (EXPENSE)
Other income	33,644	84	136,460	1,664
Bad debt expense	–	(23,607)	–	(23,607)
Change in value of derivative liability	(2,340,167)	(1,898,704)	(6,635,549)	(1,317,018)
Gain/(loss) on sale of assets	–	(14,196)	–	874
Interest expense	(49,352)	(72,355)	(220,179)	(164,277)
Conversion cost reimbursement	–	–	(13,520)	–
Conversion cost penalty	(136,401)	–	(668,897)	–
Impairment of asset	–	(300,000)	–	(300,000)
Impairment on acquisition	–	(1,459,725)	–	(1,459,725)
Amortization of debt discounts	(302,846)	(330,941)	(825,206)	(765,901)
Total other income (expenses)	(2,795,122)	(4,099,444)	(8,226,891)	(4,027,990)

Loss from Discontinued Operations	(339,659)	–	(440,407)	–

NET (LOSS) FOR THE PERIOD	$(2,990,459)	$(5,015,460)	$(9,133,106)	$(5,712,049)

(LOSS) PER COMMON SHARE - BASIC AND DILUTED FOR CONTINUED OPERATIONS	$(0.01)	$(43.46)	$(0.06)	$(78.42)

(LOSS) PER COMMON SHARE - BASIC AND DILUTED FOR DISCONTINUED OPERATIONS	$(0.00)*	$–	$(0.00)*	$–

WEIGHTED AVERAGE NUMBER OF COMMONS HARES - BASIC AND DILUTED	275,203,293	115,404	144,871,780	72,839

* Less than $0.01

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. (FORMERLY CARDIFF INTERNATIONAL, INC.)

CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS EQUITY

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1, H, I		Preferred Shares to be issued		Preferred Stock, Series C		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2017	–	$–	8,839,303	$8,849	–	$–	117	$–	44,808	$45	$45,674,137	$(49,113,352)	$(3,430,321)
Conversion of Series B Preferred Stock	–	–	(10,000)	(10)	–	–	–	–	33	0	10	–	–

Conversion of Series H Preferred Stock	–	–	(2,546,259)	(2,546)	–	–	–	–	2,122	2	2,544	–	–

Common stock issued for services - Eurasian consulting agreement	–	–	–	–	–	–	–	–	247	0	11,074	–	11,074

Conversion of convertible notes payable	–	–	–	–	–	–	–	–	5,533	6	103,616	–	103,622

Reclassified Derivative liabilities from Additional Paid in Capital	–	–	–	–	–	–	–	–	–	–	95,456	–	95,456

Net loss	–	–	–	–	–	–	–	–	–	–	–	(92,720)	(92,720)

Balance March 31, 2018	–	$–	6,283,044	$6,292	–	$–	117	$–	52,744	$53	$45,886,835	$(49,206,072)	$(3,312,890)
Conversion of Series I Preferred Stock	–	–	(112,746)	(113)	–	–	–	–	113	0	113	–	–

Conversion of Series I Preferred Stock	–	–	(90,909)	(91)	–	–	–	–	91	0	91	–	–

Conversion of Series H Preferred Stock	–	–	(2,313,210)	(2,313)	–	–	–	–	1,928	2	2,311	–	–

Common stock issued for services - Eurasian consulting agreement	–	–	–	–	–	–	–	–	247	0	9,148	–	9,148

Common stock issued for services - Eurasian consulting agreement	–	–	–	–	–	–	–	–	317	0	8,857	–	8,857

Common stock issued for services - Greentree consulting agreement	–	–	–	–	–	–	–	–	1,780	2	57,670	–	57,672

Conversion of convertible notes payable	–	–	–	–	–	–	–	–	2,739	3	33,563	–	33,565

Reclassified Derivative liabilities from Additional Paid in Capital	–	–	–	–	–	–	–	–	–	–	60,796	–	60,796

Net loss	–	–	–	–	–	–	–	–	–	–	–	(603,869)	(603,869)

Balance June 30, 2018	–	$–	3,776,179	$3,776	–	$–	117	$–	59,958	$60	$46,059,384	$(49,809,941)	$(3,746,721)
Conversion of Series B Preferred Stock	–	–	(23,999)	(24)	–	–	–	–	80	0	24	–	–

Issuance of Series C Preferred Stock related to Edgeview services 2018	–	–	–	–	–	–	2	–	–	–	720	–	720

Issuance of Series K Preferred Stock for acquisition of Red Rock	–	–	8,200,562	8,201	–	–	–	–	–	–	166,799	–	175,000

Issuance of Series K-1 Preferred Stock for investment in Red Rock	–	–	1,447,157	1,447	–	–	–	–	–	–	98,553	–	100,000

Issuance of Series L Preferred Stock for investment in Platinum Tax Defender	–	–	98,307,692	98,308	–	–	–	–	–	–	1,179,692	–	1,278,000

Cancelation of previously issued cert to Jason Levy	–	–	–	–	–	–	–	–	(667)	(1)	1	–	–

Shares issued to Jason Levy per agreement to resolve accrued payroll	–	–	–	–	–	–	–	–	2,286	2	239,998	–	240,000

Conversion of convertible notes payable	–	–	–	–	–	–	–	–	122,295	123	438,360	–	438,483

Reclassified to Derivative liabilities from Additional Paid in Capital	–	–	–	–	–	–	–	–	–	–	1,139,232	–	1,139,232

Correction to balance reverse split partial rounding shares	–	–	–	–	–	–	–	–	(789)	(1)	1	–	–

Capital contribution	–	–	–	–	–	–	–	–	–	–	50,000	–	50,000

Net loss	–	–	–	–	–	–	–	–	–	–	–	(5,015,460)	(5,015,460)

Balance September 30, 2018	–	$–	111,697,592	$111,708	–	$–	119	$–	183,163	$184	$46,372,769	$(54,825,401)	$(5,340,742)

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019

	Preferred Stock Series A		Preferred Stock Series B, D, E, F, F-1, H, I		Preferred Shares to be issued		Preferred Stock, Series C		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2018	–	$–	111,697,591	$111,707	–	$200,000	119	$0	602,826	$603	$50,220,067	$(55,378,603)	$(4,846,226)
Issuance to balance reverse split partial rounding shares	–	–	–	–	–	–	–	–	(826)	–	–	–	–

Issuance of PF I shares as Bonus to Cunningham and Thompson	–	–	250,000,000	250,000	–	(200,000)	–	–	–	–	(50,000)	–	–

Conversion of convertible notes payable	–	–	–	–	–	–	–	–	825,122	825	694,667	–	695,492

Net loss	–	–	–	–	–	–	–	–	–	–	–	(4,871,846)	(4,871,846)

Balance. March 31, 2019	–	$–	361,697,591	$361,707	–	$–	119	$0	1,427,122	$1,428	$50,864,734	$(60,250,449)	$(9,022,580)
Issuance for Key Tax acquisition	–	–	18,571,428	18,571	–	–	–	–	500,000	500	1,280,929	–	1,300,000

Conversion of PF1 to CS shares Cunningham and Thompson	–	–	(55,000,000)	(55,000)	–	–	–	–	82,500,000	82,500	(27,500)	–	–

Conversion of convertible notes payable	–	–	–	–	–	–	–	–	15,913,565	15,914	76,761	–	92,675

Reclassified Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–	–	–	–	–	694,956	–	694,956

Net loss	–	–	–	–	–	–	–	–	–	–	–	(1,270,801)	(1,270,801)

Balance. June 30,2019	–	$–	325,269,019	$325,277	–	$–	119	$0	100,340,687	$100,342	$52,889,881	$(61,521,250)	$(8,205,750)
Conversion of convertible notes payable	–	–	–	–	–	–	–	–	424,005,644	424,005	(261,935)	–	162,070

Reclassified Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–	–	–	–	–	2,026,650	–	2,026,650

Net loss	–	–	–	–	–	–	–	–	–	–	–	(2,990,459)	(2,990,459)

Balance. September 30, 2019	–	$–	325,269,019	$325,278	–	$–	119	$0	524,346,331	$524,348	$54,656,595	$(64,511,708)	$(9,007,488)

CARDIFF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30 , 2019 AND SEPTEMBER 30, 2018

(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(9,133,106)	$(5,712,049)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	53,549	59,730
Loss (gain) from disposal of fixed assets	–	(874)
Loss (gain) from impairment of goodwill	–	1,459,725
Amortization of loan discount	825,206	765,901
Change in value of derivative liability	6,635,549	1,317,018
Stock based compensation	–	87,472
Convertible note issued for conversion cost reimbursement	13,520	18,880
Conversion cost penalty	668,897	–
Other Income	–	16,338
(Increase) decrease in:
Accounts receivable	(161,694)	61,898
Inventory	–	43,849
Deposits	5,000	–
Prepaids and other	203	(35,288)
Other assets	(22,704)	345,274
Intangible assets	–	15,561
Increase(decrease) in:
Accounts payable	(344,156)	(74,993)
Accrued expenses	390,000	135,910
Interest payable	146,917	169,896
Taxes payable	–	(4,500)
Accrued payroll taxes	–	39,149
Accrued officers' salaries	37,450	290,000
Net, liabilities of discontinued operations	1,459,052	–
Other liabilities - deferred revenue	(882,813)	112,893
Net cash provided by (used in) operating activities - Continuing	(309,130)	(888,210)

Net cash from Discontinued Operations - Operating	–	–

INVESTING ACTIVITIES
Purchase of fixed assets	–	(852,000)
Disposal (Purchase) of fixed assets	–	91,847

Net cash provided by (used in) investing activities - Continuing	–	(760,153)

Net cash from Discontinued Operations - Investing	–	–

FINANCING ACTIVITIES
Due to related party	37,450	100,806
Proceeds from convertible notes payable	193,500	890,605
Proceeds from notes payable -related party	–	27,393
Proceeds from notes payable	410,000	–
Repayments of convertible notes payable	(235,763)	–
Repayments of convertible notes payables interest	(67,394)	607,329
Repayments to line of credit	(1,999)	(9,343)
Net cash provided by financing activities - Continuing	335,794	1,616,790

Net cash from Discontinued Operations - Financing	–	–

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,664	(31,573)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,307	230,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,971	$198,834

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$67,394	$73,858

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$950,237	$575,672
Common stock issued for settlement of accrued expense	$–	$240,000
Issuance of Preferred I and Common shares for acquisition	$1,300,000	$–
Conversion of preferred stock to common stock	$–	$5,097
Derivative resolution upon conversion	$2,721,606	$1,295,485
Goodwill	$1,407,915	$2,092,048
Debt discount from derivative liabilities	$258,000	$675,792

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

Organization and Nature of Operations

In the first quarter of 2013, management decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, and income-producing commercial real estate properties, all designed to pay a dividend to the Company’s shareholders. The reason for this strategy was to protect the Company’s shareholders by acquiring businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors.

Description of Business

Cardiff is a holding company that adopted a new business model known as "Collaborative Governance.” To date, the Company is not aware of any other domestic holding company using the same business philosophy or governing policies.

At September 30, 2019, Cardiff consists of the following wholly-owned subsidiaries:

We Three, LLC (Affordable Housing Initiative) acquired on May 15, 2014;

Romeo’s NY Pizza acquired on June 30, 2014;

Edge View Properties, Inc. acquired on July 16, 2014;

Repicci’s Franchise Group, LLC acquired on August 10, 2016;

Platinum Tax Defenders, LLC was acquired July 31, 2018

JM Enterprises 1, Inc. (dba – Key Tax Group) was acquired May 8, 2019

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff, and its wholly-owned subsidiaries: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; Repicci’s Franchise Group: Platinum Tax Defenders LLC; and JM Enterprises 1, Inc. (dba – Key Tax Group). Red Rock Travel was discontinued effective June 30th, 2019.All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported financial results.

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

The Company generates revenue from our subsidiaries primarily from the sale of food items and monthly rentals of mobile homes. As allowed by a practical expedient in Topic 606, the entity recognizes revenue in the amount to which the entity has a right to invoice. The term between invoicing and when payment is due is not significant.

Our subsidiary Repicci, generates revenues through franchise fees. Revenues from franchise fees are recognized in accordance with guidance Topic 606, as the fees are earned. One-third of the revenues are recognized within 60 days and the balance are recognized over the life of the franchise agreement, which can be up to 15 years.

Our tax resolution subsidiaries, generates revenues through fees billed for efforts to resolve tax related issues that clients have with state and federal taxes. Revenues from these fees are recognized in accordance with guidance Topic 606, as the fees are earned. Fees are typically earned within 60 days.

Our segmented revenue is disclosed more fully in our financial statements, see Footnote 15 for further details.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is reported on the balance sheet at net amounts due to the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible. As of September 30, 2019 and December 31, 2018, the Company had accounts receivable of $226,039 and $64,345, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business. The Company had an allowance as of September 30, 2019 and December 31, 2018 of $36,079 and $30,876, respectively.

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

During the nine months ended September 30, 2019 and the year ended December 31, 2018, depreciation and amortization expense was $53,549 ($44,177 is included in Cost of Goods Sold) and $80,165 ($57,468 is included in Cost of Goods Sold), respectively.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the nine months ended September 31, 2019 and the year-ended December 31, 2018, the Company had goodwill impairment of $-0- and $1,459,725, respectively, related to its acquisitions of Red Rock Travel Group. The Company based this decision on impairment testing off the underlying assets, expected cash flows, decreased asset value and other factors.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2019 and December 31, 2018.

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – September 30, 2019	$–	$–	$7,351,185	$7,351,185

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability – December 31, 2018	$–	$–	$1,870,625	$1,870,625

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

For the nine month period ended September 30, 2019 and year ended December 31, 2018 the Company did record any interest and penalties associated with uncertain tax positions. As of December 31, 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

The following table sets forth the computation of basic and diluted earnings per common share for the nine months ended September 30, 2019 and the year ended December 31, 2018. During a period of net loss, all potentially dilutive securities are anti-dilutive. Accordingly, for the three and nine months ended September 31, 2019 and December 31, 2018 potentially dilutive securities have been excluded from the computations since they would be anti-dilutive. However, these dilutive securities could potentially dilute earnings per share in the future (weighted average reflected post 1500:1 reverse stock split for the December 31, 2018 period):

	For the Nine months and year ended
	September 30, 2019	September 30, 2018

Numerator:
Net (loss)	$(9,133,106)	$(6,265,251)

Denominator:
Weighted-average shares outstanding	109,228,404	602,038

Basic (loss) per share	$(0.08)	$(0.01)

This does not include the potential dilutive effect if all exercisable warrants were exercised or conversions of convertible notes and convertible preferred stock as described below as of September 30, 2019:

Principal and Interest conversion	613,794,780
Warrants	8,749,287
Preferred Stock conversion	179,106,727
Total	801,650,794

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of September 30, 2019, the Company had shareholders’ deficit of $9,007,488. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

2. DISCONTINUED OPERATIONS

In June 2019, the Company closed Red Rock Travel Group due to continuing losses in operations. Refer to Note 13 for contingency matters related to discontinued operations.

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

The preliminary purchase price allocation of the net assets acquired are as follows:

Key Tax Fair Value
Cash	$9,484
Accounts receivable	90,766
Other assets	250,000
Property and equipment	6,044
Goodwill	1,407,915
Liabilities	(464,209)
Total	$1,300,000

Additionally, Cardiff has allocated a Preferred “G1” Class Series for potential investors – 10,000,000 shares authorized, par value $0.001 per share with the following rights and privileges no - voting rights, converts to common stock at a ratio of 1 share preferred to 1.25 shares common. Series G1 stock cannot be diluted due to actions taken by the Company, BOD and/or its shareholders.

4. ACCRUED EXPENSES

As of September 30, 2019, and December 31, 2018, the Company had accrued expenses of $1,992,672 and $1,310,074, respectively, consisted of the following:

	September 30,	December 31,
	2019	2018
Accrued salaries – related party	$1,132,909	$747,000
Accrued expenses – other	859,763	563,074
Total	$1,992,672	$1,310,074.0

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of September 30, 2019 and December 31, 2018 was $333,356 and $381,301, respectively, consisting of the following:

	September 30,	December 31,
	2019	2018
Furniture, fixture and equipment	$560,380	$715,466
Leasehold improvements	136,069	161,166
Total	696,449	876,632
Less: accumulated depreciation	(416,595)	(495,331)
Plant and equipment, net	$279,854	$381,301

During the nine months ended September 30, 2019 and 2018, depreciation expense was $53,549 and $22,463, respectively. The Company accounts for depreciation as a separate item in the operational expense of $9,373 and $8,335, respectively and included $44,177 and $14,128, respectively in depreciation in cost of goods sold.

6. LAND

As of September 30, 2019 and December 31, 2018, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. Based on the price of $2.50 per share, the acquisition consideration represents a $603,000 valuation. The land is currently vacant and is expected to be developed into residential community. The value of the land is not subject to depreciation.

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

As of September 30, 2019 and December 31, 2018, The Company had balance of $-0- and $1,999, respectively. During the nine months ended September 30, 2019, total cash advanced amounted to $-0- and cash payment made was $1,999.

8. RELATED PARTY TRANSACTIONS

Due to Officers and Officer Compensation

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the unsecured loans are due 24 months from issuance or on demand, at an annual interest rate of six percent. As of September 30, 2019 and December 31, 2018, the Company had $137,816 and $77,640 due (included in due to officers and shareholders on the financial statements) to Daniel Thompson, respectively.

The accrued salaries payable to Daniel Thompson was $477,500 and $317,500 as of September 30, 2019 and December 31, 2018, respectively.

The Company had an employment agreement with the Chief Operating Officer, Mr. Roberts. The total balance due to Mr. Roberts for accrued salaries at September 30, 2019 and December 31, 2018 were $192,000 and $107,000, respectively.

The accrued salaries payable to Daniel Mr. Cunningham the Company’s chief executive officer was $467,500 and $322,500 as of September 30, 2019 and December 31, 2018, respectively.

Notes Payable – Related Party

The Company has entered into several unsecured loan agreements with related parties (see below; Footnote 9, Notes Payable – Related Party; and Footnote 10 Convertible Notes Payable – Related Party).

Preferred Stock

During the year ended December 31, 2018, the Company agreed to issue 125,000,000 preferred I shares each to Mr. Thompson and Mr. Cunningham, which were reflected as preferred shares to be issued on the financial statements at a total cost of stock compensation of $200,000. During the nine months ended September 30, 2019, the shares were issued

9. NOTES PAYABLE

For the nine months ended September 30, 2019, the Company received $410,000 cash proceeds, from notes payable and repaid $-0- in cash.

Notes payable at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018

Notes Payable – Unrelated Party	$1,050,777	$676,477
Notes Payable – Related Party	296,916	265,242
Total	1,347,693	941,719
Less Discontinued operations Notes Payable – Unrelated Party	(453,147)	–
Current portion	$894,546	$(941,719)

Notes Payable

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. No warrants had been exercised before the expiration. As of September 30, 2019, the Company is in default on this debenture. The principal balance of the note was $10,949 and $10,989 at September 30, 2019 and December 31, 2018, respectively.

On September 7, 2011, the Company entered into a Promissory Note agreement (“Note 3”) with a related party for $50,000. Note 1 bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 3, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 1, the Company recorded a $50,000 debt discount during 2011. The principal balance of Note 3, net of debt discount, was $50,000 and $50,000 at September 30, 2019 and December 31, 2018, respectively. Note 3 is currently in default.

On November 17, 2011, the Company entered into a Promissory Note agreement (“Note 3-1”) with a related party for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of Note 3-1, and the principal and any unpaid interest will be due upon maturity. In conjunction with Note 3-1, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with Note 3-1, the Company recorded a $50,000 debt discount during 2011. The principal balance of Note 3-1, net of debt discount, was $50,000 and $50,000 at September 30, 2019 and December 31, 2018, respectively. Note 3-1 is currently in default.

As of September 30, 2019, the Company had lease payables of $64,898 in connection with two capital leases on two Mercedes Sprinter Vans for the ice cream section and eight auto loans related to our pizza business. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time. The company is in compliance with the lease terms.

Loans payable to unrelated party principal of $11,783 was due to the auto loans for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations. The loans carry interest from 0% to 6% interest and the Company is in compliance.

The balance in notes payable principal to unrelated parties of $453,147, were assumed in connection the acquisition of Red Rock Travel and a new one year notes payable at 10% interest which are included in discontinued operations as of September 30, 2019.

The Company borrows funds from Officers of our subsidiaries from time to time. The terms of repayment stipulate the unsecured loans are due demand, at no interest. As of September 30, 2019 and December 31, 2018, the Company had $296,916 and $215,989 due respectively.

In September 2019 the Company entered into a promissory note agreement for $410,000 that is due in 12 months at a rate of 10%. The principal balance of the note was $410,000 at September 30, 2019.

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

As of September 30, 2019, the Company received $400,116 net cash proceeds, from convertible notes. The Company recorded amortization of debt discount of $509,586 and $201,440 related to convertible notes, during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

Convertible notes at September 30, 2019 and December 31, 2018 are summarized below:

	September 30, 2019	December 31, 2018
Convertible Notes Payable – Unrelated Party	$1,991,607	$2,191,800

Discount on Convertible Notes Payable - Unrelated Party	(735,694)	(201,024)
Total	$1,255,913	$1,990,775

Current Portion	881,741	950,775
Long-Term Portion	$374,172	$1,040,000

Note #	Issuance	Maturity	Rate	Default	12/31/2018 Principal Balance	2019 Add Principal	2019 Principal Conversions	2019 Interest Converted	Shares issued upon conversion 2019	2019 Principal Paid with Cash	2019 interest paid in Cash	9/30/19 Principal Balance	Total Interest expense for Nine Months Ended 9/30/2019	Accrued Interest as of 9/30/2019	Conversion price
1	8/21/2008	8/21/2009	12%	Y	150,000	–	–					150,000	13,650	200,258	Short Term
2	3/11/2009	4/29/2014	12%	Y	15,000	–	–					15,000	1,365	19,030	Short Term
7	2/9/2016	2/9/2017	20%	Y	8,485	–	–					8,485	1,287	7,069	$.03 per share or 50% of market
7-1	10/28/2016	10/28/2017	20%	Y	25,000	–	–					25,000	3,792	14,668	$.03 per share or 50% of market
8	3/8/2016	3/8/2017	20%	Y	1,500	–	–					1,500	227	2,915	$.03 per share or 50% of market
9	9/12/2016	9/12/2017	20%	Y	80,000	–	–					80,000	12,133	48,955	$.03 per share or 50% of market
10	1/24/2017	1/24/2018	20%	Y	55,000	–	–					55,000	8,342	29,618	$.25 per share or 50% of market
11	1/27/2017	1/27/2018	20%	Y	2,698	1,500	(4,198)	(9,225)	1,250,000			–	135	1,060	$.25 per share or 50% of market
11-1	2/21/2017	2/21/2018	20%	Y	25,000	6,856	(31,856)	(2,504)	48,749,769			–	1,641	8,425	$.25 per share or 50% of market
11-2	3/16/2017	3/16/2018	20%	Y	40,000	–	(7,537)					32,463	5,681	20,038	$.25 per share or 50% of market
12	4/6/2017	4/6/2018	20%	Y	31,997	–	(31,997)	(2,908)	1,695,400			–	1,600	11,805	$.25 per share or 50% of market
13-1	4/21/2017	4/21/2018	18%	Y	172,000		(129,371)	(3,861)	3,969,066			42,629	6,833	23,847	$.30 per share or 60% of the lowest trading price for 10 days
16	11/27/2017	11/27/2018	12%	Y	–			(119)	26,630			–	–	–	60% of the lowest trading or bid (whichever is lower) price for 20 days
18	1/19/2018	1/19/2019	24%	Y	83,500		(35,428)	–	358,333	(48,072)	(13,857)	–	4,359	0	60% of the lowest trading price for 20 days
20	3/29/2018	3/29/2019	24%	Y	25,100		(25,100)	–	112,844			–	–	–	60% of the lowest trading price for 15 days

21	4/9/2018	4/9/2019	10%	Y	130,206		(2,515)	–	72,901	(127,691)	(22,326)	–	10,939	0	40% discount on the lowest trading price for previous 25 days
22	7/10/2018	1/10/2021	12%	N	1,040,000		–	–	114,013,576	$(200,000)	$(83,232)	800,000	80,633	4,337	$0.04/ share or 40% of the lowest bid price for prior 21 days
22.1	2/21/2019	1/10/2021	12%	N	–	56,616		–				56,616	5,152	5,152
23	7/19/2018	12/31/2018	8%	Y	–			(1,653)				–	–	–	60% of the lowest trading price for 10 days
24	7/19/2018	12/31/2018	8%	Y	–			–				–	–	–	60% of the lowest trading price for 10 days
25	8/13/2018	2/13/2019	12%	Y	78,314			(3,367)				78,314	9,515	12,218	$0.004/ share or 60% of the lowest trading price for prior 21 days
26	8/10/2017	1/27/2018	15%	Y	20,000			–				20,000	2,783	4,871	$.25 per share or 50% of market
27-1-4	12/10/2018	12/10/2019	8%	N	108,000		(53,711)	(3,076)	141,439,120			–	4,344	1,517	60% of the lowest trading price for 10 days
28	12/5/2018	12/5/2019	8%	N	100,000		(56,900)	(2,852)	125,027,981	–	–	43,100	4,544	1,977	55% of the lowest trading price for 15 days
29	5/10/2019	5/10/2020	8%	N	–	150,000	–	–	–	–	–	150,000	6,100	6,100	55% of the lowest trading price for 15 days
30	7/26/2019	7/26/2020	6%	N		73,500	–	–	–	–	–	73,500	797	797	62% of the lowest trading price for 15 days
31	8/28/2019	8/28/2020	8%	N		120,000						120,000	868	868	60% of the lowest trading price for 12 days
RR 1	5/22/2018	5/22/2019	20%	Y	40,000							40,000	6,067	10,222	75% of the lowest closing ask price for the three prior trading days
RR 3.0 and 3.1	8/9/2018	8/9/2019	30%	N	100,000							100,000	22,750	34,750	70% of the lowest closing ask price for the three prior trading days
RR 4	9/13/2018	9/13/2019	30%	N	50,000							50,000	11,375	15,917	70% of the lowest closing ask price for the three prior trading days

RR 5	9/13/2018	9/13/2019	30%	N	50,000							50,000	11,375	15,917	70% of the lowest closing ask price for the three prior trading days

		Convertible Notes Payable			$2,431,800	$408,472	$(378,613)	$(29,565)	$436,715,620	$(375,763)	$(119,414)	$1,991,607	$238,287	$502,331
	Summary	Convertible Notes Payable - Related Party			$–	$–	$–	$–	–	$–	$–	$–	$–	$–
		Total			$2,431,800	$408,472	$(378,613)	$(29,565)	436,715,620	$(375,763)	$(119,414)	$1,991,607	$238,287	$502,331

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

As of September 30, 2019 and December 31, 2018, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2019, in the amount of $7,351,185 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 31, 2019:

Derivative Liability, December 31,2018	$1,870,625
Day 1 Loss	25,245,171
Derivatives Issued	1,566,616
Derivatives Settled	(2,721,605)
Mark to market adjustments	(18,609,622)
Derivative Liability, September 30, 2019	$7,351,185

Net loss for the period included mark-to-market adjustments relating to the liabilities held during the nine-month periods ended September 30, 2019 and 2018 in the amounts of $(6,635,549) and a gain of $(1,317,018), respectively.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the nine months ended September 30, 2019, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Lattice Bi-nominal Option Pricing Model and the following assumptions:

For the period ended
	September 30, 2019	December 31, 2018
Volatility	441.14%-884.42%	182.91%-636.13%
Risk-free interest rate	1.73%-2.14%	2.13% -2.72%
Expected term	.18 – 1.67	.04 - 5.14

12. CAPITAL STOCK

Series I Preferred Stock

During the three months ended September 30, 2019, the Company issued 250,000,000 shares of Series I Preferred Stock to officers of the Company, which were granted during year ended December 31, 2018. See Note 8, for more details.

Common Stock

During the three months ended September 30, 2019, the Company issued 424,005,644 shares for conversion of convertible notes payable (see Footnote 10).

13. COMMITMENTS AND CONTINGENCIES

The Company has committed to continue negotiations with Acela Biomedical once certain conditions have been met.

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

The Company has an employment agreement with the Chief Operating Officer, Mr. Roberts, effective June 2016 through December 31, 2019, whereby we provide for compensation of $10,000 per month.

The Company has employment agreements for Chief Executives of its subsidiaries Key Tax Group, and Platinum Tax Defenders.

The agreement for Key Tax Group Management is a combined base salary of $208,000 annually, with additional annual bonuses and stock awards based on performance. Each agreement has a 5 year term.

Platinum Tax Defenders Management has a base salary of $20,000 per month, with additional annual bonuses and stock awards based on performance. The agreement has a 5 year term.

The Company discontinued its operation of Red Rock Travel Group in June 2019. The Company may be liable for any commitments and contingencies in connection with its operation.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our sole officers and directors other than as described above.

Leases

The Company’s subsidiary Key Tax Group has an operating lease for an office leased in Jacksonville Florida on a month to month agreement. Base monthly rent is approximately $1,708 per month plus net operating expenses. A deposit equal to one-month rent was paid and the commencement of the lease.

In addition, the Company’s subsidiary Platinum Tax Defenders has an operating lease for an office sub-lease in Simi Valley, California with an initial term of 38 months. Base monthly rent is approximately $4,000 per month plus net operating expenses. A deposit equal to one-month rent was paid and the commencement of the lease. The lease can be extended for a two-year period at same amount of increase in the original lease (3%), at the option of the original lessee. The lease contains variable lease payments for non-rental occupancy expenses. These non-lease components were not included in the determination of the right of use asset and lease liability as part of the transition to ASC 842 due to the practical expedients elected by the Company.

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

The Company has right-of-use assets of $430,640, operating lease liabilities of $430,640 as of September 30, 2019. Operating lease expense for the nine months ended September 30, 2019 was $153,429.

The following table provides the maturities of lease liabilities at September 30, 2019:

Maturity of Lease Liabilities at September 30, 2019
2019	$25,886,
2020	106,096
2021	108,705
2022	67,431
2023	60,124
2024 and thereafter	319,144
Total future undiscounted lease payments	687,386
Less: Interest	(287,428)
Present value of lease liabilities	$399,957

The Company’s other subsidiaries also maintain short-term lease agreements for office space. Total rent expense for these rentals was $8,224 for the nine months ended September 30, 2019. Total rent expense for the nine months ended September 30, 2018 was $71,274.

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

The Company determined that the warrants were tainted due to the variability of exercise price and therefore the carrying value represents an embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the warrants were measured using the Black-Scholes valuation model at the grant dates of the agreement (February 10, 2017, May 10, 2017, August 10, 2017 and December 10, 2017.) and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital.

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

Year Ended December 31, 2018
Initial Valuation	$3,795
Ending Value September 30, 2019	$15,243

The table below sets forth the assumptions for Black-Scholes valuation model on each initial date and December 31, 2018

Nine Months Ended September 30, 2019
Volatility	213% - 13.26%
Risk-free interest rate	0.162 - 0.269
Expected term	0.36-6.78

Accordingly, the Company recorded warrant expenses of $11,447during the nine months ended September 30, 2019.

The following tables summarize all warrant outstanding as of September 30, 2019 and the related changes during this period. The warrants expire three years from grant date, which as of September 30, 2019 is 3.06 years. The intrinsic value of the warrants as of September 30, 2019 was $-0-.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2019	6,614,287	$0.21
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at September 30, 2019	6,614,287	0.21
Warrants Exercisable at September 30, 2019	6,614,287	$0.21

15. SEGMENT REPORTING

The Company has five reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information: (1) Mobile home lease (We Three), (2) Company-owned Pizza Restaurants (Romeo’s NY Pizza), (3) “Repicci’s Italian Ice” franchised stores. (4) Tax resolution services (Platinum Tax Defenders) and Key Tax Group. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. Other revenue consists of nonrecurring items.

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

The number of franchise agreements in force as of September 30, 2019 was forty-five (45), seven (7) new state of the art “mobile” units.

Platinum Tax Defenders and Key Tax Group provides tax resolution services to individuals and companies that have federal and state tax liabilities. These companies collect fees based on efforts to negotiate and assist in the settlement of outstanding tax debts.

Key Tax Group provides tax resolution services to individuals and companies that have federal and state tax liabilities. The Company collects fees based on efforts to negotiate and assist in the settlement of outstanding tax debts.

The Company discontinued its operation of Red Rock Travel Group in June 2019. The Company may be liable for any commitments and contingencies in connection with its operation.

For the three month period ended
	September 30, 2019		September 30, 2018
Revenues:		Revenues:
We Three	$82,699	We Three	$44,740
Romeo’s NY Pizza	324,440	Romeo’s NY Pizza	148,540
Repicci's Group	145,335	Repicci's Group	151,904
Platinum Tax	1,599,601	Platinum Tax	229,124
Key Tax	589,816	Key Tax	–
Other	–	Other	123,576
Consolidated revenues	$2,741,891	Consolidated revenues	$697,884

Cost of Sales:		Cost of Sales:
We Three	$86,710	We Three	$43,305
Romeo’s NY Pizza	238,363	Romeo’s NY Pizza	111,814
Repicci's Group	136,711	Repicci's Group	154,572
Platinum Tax	500,676	Platinum Tax	155,475
Key Tax	254,832	Key Tax	–
Other	–	Other	125,900
Consolidated cost of sales	$1,217,292	Consolidated cost of sales	$591,066

Income (Loss) before taxes		Income (Loss) before taxes
We Three	$(5,017)	We Three	$(23,281)
Romeo’s NY Pizza	17,929	Romeo’s NY Pizza	3,325
Repicci’s Group	(19,253)	Repicci’s Group	(213,683)
Platinum Tax	107,947	Platinum Tax	(249,134)
Key Tax	290,137	Key Tax	–
Others	(3,382,202)	Others	(4,533,087)
Consolidated gain/(loss) before taxes	$(2,990,459)	Consolidated gain/(loss) before taxes	$(5,015,460)

For the nine month period ended
	September 30, 2019		September 30, 2018
Revenues:		Revenues:
We Three	$135,577	We Three	$143,403
Romeo’s NY Pizza	472,237	Romeo’s NY Pizza	452,555
Repicci's Group	177,962	Repicci's Group	578,668
Platinum Tax	2,226,828	Platinum Tax	229,124
Key Tax	589,816	Key Tax	–
Other	(0)	Other	123,576
Consolidated revenues	$3,602,420	Consolidated revenues	$1,527,326

Cost of Sales:		Cost of Sales:
We Three	$153,873	We Three	$145,650
Romeo’s NY Pizza	348,386	Romeo’s NY Pizza	324,661
Repicci's Group	176,331	Repicci's Group	435,302
Platinum Tax	703,809	Platinum Tax	155,475
Key Tax	254,832	Key Tax	–
Other	1	Other	125,900
Consolidated cost of sales	$1,637,231	Consolidated cost of sales	$1,186,988

Income (Loss) before taxes		Income (Loss) before taxes
We Three	$(25,123)	We Three	$(29,357)
Romeo’s NY Pizza	22,727	Romeo’s NY Pizza	29,048
Repicci’s Group	(35,380)	Repicci’s Group	(83,816)
Platinum Tax	137,574	Platinum Tax	(249,134)
Key Tax	290,137	Key Tax	–
Others	(9,523,041)	Others	(5,378,790)
Consolidated gain/(loss) before taxes	$(9,133,106)	Consolidated gain/(loss) before taxes	$(5,712,049)

	As of		As of
	September 30, 2019		December 31, 2018
Assets:		Assets:
We Three	$293,162	We Three	$314,003
Romeo’s NY Pizza	52,590	Romeo’s NY Pizza	121,339
Repicci’s Group	64,256	Repicci’s Group	258,649
Platinum Tax	94,461	Platinum Tax	108,569
Key Tax	167,502	Key Tax	–
Others	4,789,072	Others	2,676,437
Combined assets	$5,461,043	Combined assets	$3,478,997

16. SUBSEQUENT EVENTS

Stock Issuances:

Subsequent to September 30, 2019, the Company issued 25,609,500 Common Shares for conversion of convertible notes payable.

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

Through inception until December 2014, we have restructured ourselves into a holding company and have acquired several additional businesses; We Three, Inc. d/b/a Affordable Housing Initiative, Romeo’s NY Pizza, Edge View Properties, Repicci’s Franchise Group, Platinum Tax Defenders and Key Tax Group.

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

The number of franchise agreements in force as of September 30, 2019 was forty five (45), seven (7) new state of the art “mobile” units.

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

JM Enterprises 1, Inc. (dba – Key Tax Group): Cardiff Lexington Corporation (OTCQB:CDIX) and Key Tax Group (Private: “JM Enterprises 1, Inc.”) as previously announced on May 8, 2019 signed a definitive merger agreement under which Key Tax Group will merge into Cardiff Lexington as its wholly owned subsidiary has been completed effected May 8, 2019. Audited financials will follow in an upcoming 8-K within the required 75-day period following the closing. In connection with the closing of the acquisition, on May 8, 2019 a Preferred “G” Class of stock with a par value of $0.001 was established and issued. The Preferred “G” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.07 per share for a total of 18,571,428 representing a value of $1,300,000. These Preferred “G” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement.

Results of Operations

We had revenues of $1,540,608 and $3,602,420 for the three and nine months ended September 30, 2019, respectively, compared to revenues of $697,884 and $1,527,326 for the same periods in 2018 an increase of 121% and 136%, respectively. Since we had various acquisitions over the past two years, the increase in revenues is primarily attributable to full revenue quarter cycles for those acquisitions. A revenue breakdown by segment is as follows. We have had various acquisitions over the past two years, and during the current period we have had one additional acquisition, which is reflected in the changes in revenues. A revenue breakdown by segment is as follows:

For the three month period ended
	September 30, 2019		September 30, 2018
Revenues:		Revenues:
We Three	$82,699	We Three	$44,740
Romeo’s NY Pizza	324,440	Romeo’s NY Pizza	148,540
Repicci's Group	145,335	Repicci's Group	151,904
Platinum Tax	1,599,601	Platinum Tax	229,124
Key Tax	589,816	Key Tax	–
Other	–	Other	123,576
Consolidated revenues	$2,741,891	Consolidated revenues	$697,884

For the nine month period ended
	September 30, 2019		September 30, 2018
Revenues:		Revenues:
We Three	$135,577	We Three	$143,403
Romeo’s NY Pizza	472,237	Romeo’s NY Pizza	452,555
Repicci's Group	177,962	Repicci's Group	578,668
Platinum Tax	2,226,828	Platinum Tax	229,124
Key Tax	589,816	Key Tax	–
Other	(0)	Other	123,576
Consolidated revenues	$3,602,420	Consolidated revenues	$1,527,326

We had costs of sales of $960,356 and $1,965,189 for the three and nine months ended September 30, 2019 compared to costs of sales of $591,066 and $1,189,988 for the same periods September 30, 2018. The costs of sales for the periods related to each segment are as follows: The increase in cost of sales for the three-month period was primarily attributable to the acquisitions of Platinum Tax Defenders, Red Rock Travel Group (closed operations in May 2019) and JME I, Inc. (dba Key Tax ) and a one-time write-off of inventory. The decrease in the nine months period were related to the one-time charges in the prior year related to Repicci’s, offset by the acquisitions of Platinum Tax Defenders, Red Rock Travel Group (closed operations in May 2019) and JME I, Inc. (dba Key Tax) and a one-time write-off of inventory.

	For the three months ended
	September 30, 2019	September 30, 2018
Cost of Sales:
We Three	$86,710	$43,305
Romeo’s NY Pizza	238,363	1111,814
Repicci's Group	136,711	154,572
Platinum Tax	500,676	155475
Key Tax	254,832	–
Other	–	125,900
Consolidated cost of sales	$1,217,292	$591,066

	For the nine months ended
	September 30, 2019	September 30, 2018
Cost of Sales:
We Three	$153,873	$145,650
Romeo’s NY Pizza	348,386	324,661
Repicci’s Group	176,331	435,302
Platinum Tax	703,809	155,475
Key Tax	254,833	–
Others	–	125,900
Consolidated cost of sales	$1,637,231	$1,186,988

We had operating expenses of $816,033 and $2,430,997 for the three and nine months ended September 30, 2019 compared to operating expenses of $1,022,834 and $2,024,397 for the three and nine months ended September 30, 2018 The decrease in operating expenses during the three month period was primarily due to our improved level of operations, offset by our acquisitions. Additionally, stock based compensation decreased to $-0- for the nine month period compared to $87,471 for the same period in 2018.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At September 30, 2019, we had $144,971 in cash and cash equivalents total assets of $5,461,043 and total liabilities of $14,094,359.

Net cash used in operating activities was $309,130 and $888,210 for the nine months ended September 30, 2019 and 2018, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $9,133,106 and $5,712,049 respectively. These amounts were partially offset by non-cash expenses related to depreciation, amortization of debt discount, stock based compensation and change in derivative liability related to convertible notes which were $53,549, $825,206, $-0- and $6,635,549 additionally, we had a loss due to conversion cost penalty of $668,897, respectively. We also had decreases in accounts payable and offset by an increase of accrued officers’ salaries of $344,156, and $390,000, respectively. In the 2018 period, the negative cash flows from operating activities was attributable to the net loss of $5,712,049, partially offset by non-cash expenses related to depreciation, amortization of debt discount and stock based compensation which were $59,730, $765,901 and $87,472 additionally, we had a loss due to impairment of goodwill of $1,459,725.

Net cash used in investing activities was $-0- for the nine months ended September 30, 2019, compared to Net cash used in investing activities was $760,153 for the same period in 2018. During the nine months ended September 30, 2018, we purchased Platinum Tax Defenders of $852,000, offset by disposal of fixed assets of $91.847.

Net cash provided by financing activities was $335,794 during September 30, 2019 were primarily attributable to proceeds of convertible notes payable in the amounts of $196,500 and notes payable of $410,000. For 2018, net cash provided by financing activities was $1,616,790, primarily attributable to proceeds of convertible notes payable in the amounts of $890,605. There can be no assurance that we will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in product development may adversely impact our cash position and may require cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Following conditions consisting of reorganizing the Preferred classes of stock, the Company’s ongoing capital structure plans will continue with Acela Biomedical.

Off Balance Sheet Arrangements

As of September 30, 2019, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the nine months ended September 30, 2019.

There has been no change in our internal control over financial reporting during the three and nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated: November 19, 2019	CARDIFF LEXINGTON CORP.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Accounting Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

