Form 10-Q/A
period 2019-09-30
Cardiff Lexington Corp
filed 2019-11-22
CIK 811222

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

Yes ☐          No ☒

Common Stock outstanding at November 18, 2019 is 549,955,831 shares of $0.001 par value Common Stock.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 19, 2019.

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

Dated: November 22, 2019	CARDIFF LEXINGTON CORPORATION

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Accounting Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

3