Form 10-K
period 2019-12-31
Cardiff Lexington Corp
filed 2020-04-14
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) 4 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

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

Securities registered pursuant to Section 12(g) of the Act:

Par Value $0.001 Common Stock

(Title of each class)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter. $1,363,300.

Common shares outstanding at April 14, 2020 is 1,365,654,971 with a par value of $0.001.

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

In the first quarter of 2013, it was decided to restructure Cardiff into a holding company enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to pay a dividend to our shareholders. The reason for this strategy was to protect our shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. The plan is to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses. By December 31, 2019, we have acquired ten businesses four merged into two and one we chose to close. Currently, we have: We Three (AHI); Romeo’s NY Pizza; Edge View Properties; Repicci’s Franchise Group; Platinum Tax Defenders and JM Enterprises (dba as Key Tax Group.

BUSINESS DEVELOPMENTS

The following business developments have been reported in our reports filed with the Securities and Exchange Commission (the “SEC”), which are referenced in Part IV, Item 15, of this Annual Report:

We Three, LLC (dba) Affordable Housing Initiative acquired in April 2014

Romeo’s Alpharetta, LLC acquired in June 2014

Fortuna Restaurant Group, Inc. acquired in June 2014 (merged into Romeo’s)

R&T Restaurant Group, Inc. acquired in June 2014 (merged into Romeo’s)

Edge View Properties, Inc. acquired July 2014

Repicci’s Franchise Group, LLC acquired in August 2016;

FDR Enterprises, Inc. acquired in August 2016; (Merged into Repicci’s Franchise Group)

Refreshment Concepts, LLC acquired in August 2016; (Merged into Repicci’s Franchise Group)

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

December 2018 increased the authorized Blank Check shares to 1 Billion for future acquisitions

December 2018 filed a 14C amending Rights & Privileges of all Preferred Classes of stock

March 2019 filed a 14C increasing authorized common shares to 7.5 Billion at par value $0.001

March 21, 2019 reverse stock split 1500:1 effective date January 1, 2018

April 2019 authorized 50,000,000 shares of Common stock as Warrants

JM Enterprises 1, Inc. acquired May 8, 2019 dba Key Tax Group (“Key Tax”)

June 2019 dissolved Forward Acquisition Agreement with Red Rock Travel

August 2019 established 2 new classes of Preferred stock, Series P with 7.5mm authorized par value of $0.001 and Series M with 10mm authorized par value $0.001

November 2019 established new R Preferred Class, rights & privileges

January 2020 established new rights & privileges to all classes of preferred stock

January 2020 reverse split on several classes of Preferred Stock

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

To date, Cardiff consists of the following wholly-owned subsidiaries:

We Three, LLC dba Affordable Housing Initiative (“AHI”), acquired May 15, 2014

Romeo’s Alpharetta, LLC dba Romeo’s NY Pizza (“Romeo’s Pizza”), acquired June 30, 2014

Edge View Properties, Inc., (“Edge View”) acquired July 16, 2014

Repicci’s Franchise Group, LLC (“Repicci’s Group”), acquired August 10, 2016

Platinum Tax Defenders, LLC (“Platinum Tax”), acquired July 31, 2018

JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), acquired May 2019

Red Rock Travel Group, LLC (“Red Rock”), acquired July 31, 2018, discontinued May 31, 2019

Organization

We are now comprised as one parent corporation holding company and six operating subsidiaries.

Employees

Collectively, Cardiff and its subsidiaries employ approximately 72 employees and anticipates hiring additional personal with new acquisitions.

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

Since 2014, we have restructured ourselves into a holding company and have acquired seven additional businesses;

1.	We Three, LLC (Affordable Housing Initiative);
2.	Romeo’s NY Pizza (merged Fortuna Restaurant Group and R & T Restaurant Group into Romeo’s Alpharetta);
3.	Edge View Properties, Inc;
4.	Repicci’s Franchise Group, Inc. (merged Refreshment Concepts, LLC into Repicci’s Franchise Group, Inc.); FDR Enterprises, Inc.;
5.	Platinum Tax Defenders, LLC and
6.	Red Rock Travel (Discontinued)
7.	JM Enterprises (dba – Key Tax Group).

Because we had incurred operating losses from our inception, we still consider ourselves a going concern.

For the fiscal years ended December 31, 2019 and December 31, 2018 our auditors have included an emphasis paragraph about our ability to continue as a going concern, due to our continued losses and deficiencies in working capital. We believe our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to acquire profitable businesses within CDIX; and

•	our ability to generate substantial revenues; and

•	our ability to obtain additional financing

Based upon current plans, we may incur operating losses in future periods. Also, we expect approximately $3,500,000 in operating costs to be incurred over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or obtaining other financing in the future to cover these operating costs. Additionally, financing may not be available on terms favorable to the Company. Failure to generate sufficient revenues may cause us to go out of business.

Since we are an early stage company that has generated minimal revenue, an investment in our shares is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We were incorporated in August 2001 and have focused all our efforts on the development of our portfolio of companies which have quadrupled our revenue since 2015. However, there is no guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you hold and could result in the loss of your entire investment.

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

Our performance is substantially dependent upon the professional expertise of the current officers and board of directors. Each has extensive expertise in business development and acquisitions, and we are dependent on their abilities. If they are unable to perform their duties, this could have an adverse effect on business operations, financial condition and operating results if we are unable to replace them with other individuals qualified to develop and market our business. The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any shares you hold as well as the complete loss of your investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The company is currently in process of amending a registration statement in connection with a comment letter received from the SEC in February 2020.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company had operating lease expense of $210,286 and $242,567 for the years ended December 31, 2019 and 2018, respectively, consisting of the followings.

	For the year ended
	December 31, 2019	December 31, 2018

Restaurants	$70,629	$72,121
Lot	65,208	73,782
Office	70,028	96,664
Equipment Rentals	4,421	–
Total	$210,286	$242,567

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2019, there were 849 record holders of our common stock, and there were 677,419,812 (post-reverse split) shares of our common stock outstanding.

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

	High Close		Low Close
December 31, 2019
1st Quarter	$1.34		$.06
2nd Quarter	$.10		$.07
3rd Quarter	$.01		$.005
4th Quarter	$.006		$.002
December 31, 2018
1st Quarter	$1.34	0	$.000
2nd Quarter	$.099		$.002
3rd Quarter	$.013		$.001
4th Quarter	$.002		$.001

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

The following discussion of our consolidated financial condition and consolidated results of operations should be read in conjunction with our consolidated financial statements and the related notes included in this report.

The following table provides segment reporting for selected financial data about the Company as of and for the years ended December 31, 2019 and December 31, 2018. For detailed financial information, see the audited Financial Statements included in this report.

	As of	As of
	December 31, 2019	December 31, 2018
Assets:
Affordable Housing Rentals	$299,565	$318,285
New York Style Pizza Restaurant	398,253	108,908
Italian Ice Franchise Group	27,735	169,030
Tax Resolution Services	4,302,238	60,578
Others	269,401	2,684,265
Consolidated assets	$4,907,113	$3,341,066

	December 31, 2019	December 31, 2018
Revenues:
Affordable Housing Rentals	$176,882	$186,096
New York Style Pizza Restaurant	626,123	602,866
Italian Ice Franchise Group	207,658	538,156
Tax Resolution Services	3,530,480	899,748
Other	–	147,072
Consolidated revenues	$4,541,142	$2,373,938

Cost of Sales:
Affordable Housing Rentals	$174,433	$182,690
New York Style Pizza Restaurant	454,691	446,880
Italian Ice Franchise Group	176,904	503,478
Tax Resolution Services	1,491,053	337,986
Other	–	156,664
Consolidated cost of sales	$2,297,081	$1,627,698

Income (Loss) from operations from subsidiaries
Affordable Housing Rentals	$(18,720)	$(1,468)
New York Style Pizza Restaurant	10,350	28,336
Italian Ice Franchise Group	(47,983)	(10,395)
Tax Resolution Services	114,773	(168,851)
Loss from operations	$58,420	$(152,378)

Loss from operations from Cardiff Lexington	$(1,374,409)	$(3,297,873)

Income (Loss) before taxes
Affordable Housing Rentals	$(18,720)	$(1,468)
New York Style Pizza Restaurant	7,591	28,336)
Italian Ice Franchise Group	(52,313)	(10,395)
Tax Resolution Services	82,354	(168,851
Other	(6,382,542)	(6,112,252)
Consolidated income (loss) before taxes	$(6,363,630)	$(6,265,252)

Results of Operations

Revenues. We had revenues in the amount of $4,541,142 and $2,373,938 for the years ended December 31, 2019 and 2018, respectively. The increase in revenue was primarily due to the acquisition of Key Tax and having a full year with Platinum Tax in 2019 offset by the Red Rock Travel which was discontinued and closed May 31, 2019. We expect revenue to increase during 2020, as we will realize a full year for Key Tax and our continuous effort for new acquisitions.

Cost of Goods Sold. We had costs of sales in the amount of $2,297,081 and $1,627,698 for the years ended December 31, 2019 and 2018, respectively. The increase in cost of sales was primarily due to the acquisition of Key Tax and having a full year with Platinum Tax in 2019 offset by the reduction in cost of sales for Red Rock Travel which was closed May 31, 2019.

Operating Expenses. Operating expenses consist of depreciation, impairments and general and administrative expenses. We had operating expenses of $3,560,051 and $4,953,408 for the years ended December 31, 2019 and 2018, respectively. The decrease is primarily due to an impairment of assets of $300,000 and an impairment of goodwill of $1,459,725 in 2018 compared to zero impairments in 2019. We had a loss due to impairment of goodwill of $932,529 and loss on disposal of assets of $38,584 from our Romeo’s Pizza stores and the impairment of goodwill relates to our traveling services subsidiary which closed in May 2019. Salaries and wages expense increased to $2,076,771 from $1,351,678 due primarily to the high level of use of employees to run the tax resolution services company, Platinum Tax operated for a full year in 2019, Key Tax was acquired in May 2019 offset by the reduction in salaries and wages for Red Rock Travel which was closed May 2019. Additionally, no equity instruments were issued as compensation as 2019 compared to the issuance of 250,000,002 shares of (pre-split) preferred stock and 3,886,9330 shares of (pre-split) common stock, resulting in non-cash stock-based compensation of $287,471 during the year ended December 31, 2018. Professional fees expense increased to $416,034 from $391,136 due primarily to Platinum Tax will be operating for a full year in 2019, Key Tax was acquired in May 2019 offset by the reduction in professional fees for Red Rock Travel which was closed May 31, 2019.

Change in value of derivative liability. During the years ended December 31, 2019 and 2018 the change in value of derivative liability amounted to $(2,482,145) and $(629,176), respectively. In 2019, we issued 4 convertible promissory notes totaling $368,500, all of which were convertible into shares of the Company’s common stock at discount to the market. As a result, we had change in value of derivative liability amounted to $(2,482,145). We remeasured the fair value of the beneficial conversion derivative through the date of conversion (with a change to earnings), with $2,861,433 derivative liability reclassified to paid-in capital at conversion.

Amortization of debt discounts. We had amortization of debt discount of $648,468 and $950,736 for years ended December 31, 2019 and 2018, respectively. Amortization of debt discount is related to our convertible debt.

Interest Expense. During the years end December 31, 2019 and 2018, interest expense amounted to $489,294 and 360,331, respectively. The increase in interest was a result of new borrowings in 2019.

Net Loss. As a result of the foregoing, we had a net loss of $6,363,632 for the December 31, 2019, which is compared to the net loss for the December 31, 2018 of $6,265,251.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $3,500,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $100,777 and a working capital deficit of $10,080,840. As of December 31, 2018, we had cash of $118,307 and a working capital deficit of $6,914,965.

Net cash used in by operating activities was $1,048,243 for the December 31, 2019, representing a $225,857 increase in net cash used in operating activities for the year ended December 31, 2019. The increase in the amount of net cash used in operating activities in 2019 compared to last year was primarily attributable the recognition of deferred revenue of $222,428.

Net cash used in investing activities was $32,448 for the December 31, 2019 compared with cash used in investing activities of $760,153, during the December 31, 2018. The cash flows used in investing activities in 2019 was primarily related to the acquisition of Key Tax Group, offset by the reduction of cash received from disposal of fixed assets.

Cash flows provided by financing activities were $717,859 for the December 31, 2019, which compares to cash flows provided by financing activities of $1,922,153 for the December 31, 2018.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. We are currently attempting to obtain additional working capital in a term loan transaction. The Company entered into a Security Purchase Agreement dated November 20, 2019 to sell preferred series R shares whereby subject to SEC approval of the Company’s S-1 Filing the Company may offer an indeterminate number of shares of its common stock, which will consist of up to 438,000,000 shares of common stock underlying Series R Convertible Preferred Stock to be sold by lender.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation

At Cardiff, we acquire or merge with middle market companies by providing them the ability to have an infusion of equity into their business or providing them the ability to exit out of their company. Our focus is not industry or geographic-specific, but rather proven management, market and margin - we are opportunity oriented.

We target acquisitions of mature, high growth, niche companies. Our target companies' proven management maintains full operational control, meaning our acquisitions become standalone autonomous subsidiaries that gain the advantages of a public company without losing their operational independence. For investors, our goal is to provide a diversified lower risk platform to protect and safely enhance their investment by continually adding assets and holdings. By employing a merge or acquire and hold strategy, we expect to maximize the value and potential of private, often family run, enterprises while providing diversification and risk mitigation for all shareholders. Our portfolio is comprised of mature, high growth and niche companies with great management, in an identifiable market, which they have penetrated through a significant advantage, and have acceptable margins.

Recent Developments

During 2018 we acquired, Red Rock Travel Group located in Orlando, FL and Platinum Tax Defenders located in Simi Valley, California and in 2019, we acquired Key Tax located in Jacksonville, Florida.

It was determined by the BOD to terminated the acquisition agreement and to file with the State of Florida the cancelation of the Redrock Stock Class.

We expect our operations to be affected to the Coronavirus Pandemic although it is too early to determine the significance of its impact.

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

The number of franchise agreements in force as of December 31, 2019 are 48, five of which are “mobile” unites.

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

The Company has developed a new “Mobile Franchise Opportunity”. The total investment for the new opportunity ranges from $155,600 to $165,000, as follows:

$125,000 for a new Mercedes Sprinter Van, customized for the franchisee $25,000 for the franchise fee, the balance for product.

PLATINUM TAX DEFENDERS: Platinum tax was acquired in July 2018 and is a tax resolution company.

KEY TAX GROUP: Key Tax was acquired in May 2019 and is a tax resolution company.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company historically used the probability weighted average Lattice Binomial models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2018 reporting date. Subsequently, the Company changed its estimate methodology to use the Black-Scholes Model in 2019. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified as current liabilities as of December 31, 2019 and December 31, 2018.

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

Pursuant to ASC paragraph 505-50-257, if fully vested, no forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into), whether the corresponding cost is an immediate expense or a prepaid asset.

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

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services. However, Repicci’s is a seasonal business who has shown growth each year in total revenue.

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

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cardiff Lexington Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cardiff Lexington Corporation (the Company) at December 31, 2019 and 2018, and the related statements of operations, deficiency in shareholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

April 14, 2020

Fort Lauderdale, Florida

We have served as the Company’s auditor since 2018.

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

	December 31,
	2019	2018
ASSETS
Current assets
Cash	$100,777	$158,676
Accounts receivable-net	118,125	64,345
Inventory	3,079	3,078
Prepaid and other	10,234	51,111
Total current assets	232,215	277,208

Property and equipment, net of accumulated depreciation of $566,858 and $921,904, respectively	273,399	328,295
Land	603,000	603,000
Intangible assets, net	253,550	–
Goodwill	3,499,963	2,092,048
Deposits	19,600	24,600
Right of use - assets	382,129	–
Due from related party	23,338
Other assets	10,000	7,790
Total assets	$5,297,194	$3,332,941

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expense	$878,380	$840,557
Accrued expenses - related parties	1,522,000	747,000
Accrued interest	589,007	366,297
Right of use - liability	388,933	–
Due to director & officer	136,349	137,817
Deferred revenue	297,113	74,684
Line of credit	91,099	1,999
Common stock to be issued	500	500
Notes payable	284,891	190,571
Notes payable - related party	84,746	214,495
Convertible notes payable, net of debt discounts of $140,619 and $201,024, respectively	595,257	785,788
Convertible notes payable - related party	–	165,000
Net, liabilities of discontinued operations	2,342,388	1,743,837
Derivative Liability	3,102,392	1,870,625
Total current liabilities	10,313,055	7,139,168

Other Liabilities
Notes payable	410,000
Convertible notes payable, net of current portion and net of debt discounts of $687,849 and $0, respectively	484,568	1,040,000

Total liabilities	$11,207,623	$8,179,168

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

Deficiency in shareholders' equity
Preferred stock
Preferred Stock Series B- 10,000,000 shares authorized, no par, stated value $4.00, 1,733,254 shares issued and outstanding at December 31, 2019 and 2018	6,933,015	6,933,015
Preferred Stock Series D- 1,000,000 shares authorized, no par, stated value $4.00, 250,000 shares issued and outstanding at December 31, 2019 and 2018	1,000,000	1,000,000
Preferred Stock Series E- 2,000,000 shares authorized, no par, stated value $4.00, 150,749 shares issued and outstanding at December 31, 2019 and 2018	602,998	602,998
Preferred Stock Series F- 500,000 shares authorized, no par, stated value $4.00, 175,043 shares issued and outstanding at December 31, 2019 and 2018	700,173	700,173
Preferred Stock Series F-1- 500,000 shares authorized, no par, stated value $4.00, 35,745 shares issued and outstanding at December 31, 2019 and 2018	142,983	142,983
Preferred Stock Series G- 2,000,000 shares authorized, no par, stated value $4.00, 325,245 and -0- shares issued and outstanding at December 31, 2019 and 2018, respectively	1,300,976	–
Preferred Stock Series I- 20,000,000 shares authorized, par value of $.001, 195,000,000 shares issued and outstanding at December 31, 2019, 250,000,000 shares issuable at December 31, 2018	195,000	–
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at December 31, 2019 and 2018, respectively	8,200	8,200
Preferred Stock Series K1- 35,000,000 shares authorized, par value of $.001, 1,447,157 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,447	1,447
Preferred Stock Series L- 100,000,000 shares authorized, no par, stated value $4.00, 319,492 shares issued and outstanding at December 31, 2019 and 2018	1,277,968	1,277,968

Preferred Stock Series R-100,000,000 shares authorized, stated value of $1,200, 165 and 0 shares issued and outstanding at December 31, 2019 and 2018	198,000	–
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 677,419,812 and 602,826 shares issued and outstanding at December 31, 2019 and 2018, respectively	677,420	603
Additional paid-in capital	42,793,627	39,864,990
Accumulated deficit	(61,742,235)	(55,378,603)
Total deficiency in shareholders' equity	(5,910,430)	(4,846,227)
Total liabilities and deficiency in shareholders' equity	$5,297,193	$3,341,065

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	DECEMBER 31,
	2019	2018
REVENUE
Rental income	$176,882	$186,096
Food and beverage	624,982	1,001,522
Italian ice and franchise fees	207,757	139,500
Tax Services	3,530,478	899,748
Other	1,043	–
Total revenue	4,541,142	2,226,866

COST OF SALES
Rental business	174,433	182,690
Food and beverage	454,691	950,358
Italian ice	176,904
Tax Services	1,491,053	337,986
Other	–	–
Total cost of sales	2,297,081	1,471,034

GROSS MARGIN	2,244,061	755,832

OPERATING EXPENSES
Depreciation expense	7,318	21,831
Impairment of asset	–	–
Goodwill impairment	–	–
Selling, general and administrative	3,552,733	2,755,021
Total operating expenses	3,560,051	2,776,852

LOSS FROM OPERATIONS	(1,315,990)	(2,021,020)

OTHER INCOME (EXPENSE)
Other expense	–	(20,990)
Change in value of derivative liability	(2,482,145)	(629,176)
Interest expense	(489,294)	(328,970)
Conversion cost penalty	(813,220)
Amortization of debt discounts	(972,047)	(950,736)
Total other income (expenses)	(4,756,706)	(1,929,872)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(6,072,696)	(3,950,892)

LOSS FROM DISCONTINUED OPERATIONS	(290,936)	(2,314,359)

NET LOSS FOR THE PERIOD	$(6,363,632)	$(6,265,251)

LOSS PER COMMON SHARE -BASIC AND DILUTED FOR	$(0.03)	$(.15)

LOSS PER COMMON SHARE -BASIC AND DILUTED FOR	$(0.03)	$(.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	235,178,756	602,038

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Preferred Stock Series A, I, K, K-1		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Shares to be Issued		Preferred Stock, Series C and R		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2017	1	$–	2,580,296	10,321,193	–	–	117	$–	44,808	46	$35,361,794	$(49,113,352)	(3,430,321)
Conversion of Series B Preferred Stock	–	–	(15,624)	(62,498)	–	–		–	113	–	62,498	–	–
Conversion of Series H Preferred Stock	–	–	(219,881)	(879,526)	–	–		–	4,050	4	879,522	–	–
Issuance of C Series Preferred Stock for services	–	–	–	–	–	–	2	–	–	–	720	–	720
Issuance of K Series Preferred Stock for acquisition	8,200,562	8,201	–	–	–	–	–	–	–	–	166,799	–	175,000
Issuance of K-1 Series Preferred Stock for acquisition	1,447,157	1,447	–	–	–	–	–	–	–	–	98,553	–	100,000
Issuance of L Series Preferred Stock for acquisition	–	–	319,492	1,277,968	–	–	–	–	–	–	32	–	1,278,000
Common stock issued for services	–	–	–	–	–	–	–	–	2,591	3	86,749	–	86,752
Cancelation of previously issued	–	–	–	–	–	–	–	–	(463)	–	–	–	–
Conversion of convertible notes payable	–	–	–	–	–	–	–	–	549,441	549	996,755	–	997,304
Reclassified to Derivative liabilities from Additional Paid in Capital	–	–	–	–	–	–	–	–	–	–	1,770,997	–	1,770,997
Common shares issued for accrued expenses	–	–	–	–	–	–	–	–	2,286	2	239,998	–	240,000
Correction of previous issuance of common shares for accrued expense	–	–	–	–	–	–	–	–	–	–	(80,000)	–	(80,000)
Reclass settlements	–	–	–	–	–	–	–	–	–	–	80,574	–	80,574
Preferred I shares to be issued	–	–	–	–	–	200,000	–	–	–	–	–	–	200,000
Net loss	–	–	–	–	–	–	–	–	–	–	–	(6,265,251.0)	(6,265,251)
Balance December 31, 2018	9,647,720	9,648	2,664,283	10,657,137	–	200,000	119	–	602,826	604	39,664,991	(55,378,603)	(4,846,225)
Issuance to balance reverse split partial rounding shares	–	–	–	–	–	–	–	–	(826)	–	–	–	–
Issuance of I Series preferred stock as compensation	250,000,000	250,000	–	–	–	(200,000)	–	–	–		(50,000)	–	–
Issuance of stock for acquisition	–	–	325,245	1,300,976	–	–	–	–	500,000	500	(1,476)	–	1,300,000
Conversion of I Series preferred stock to Common Stock	(55,000,000)	(55,000)	–	–	–	–		–	82,500,000	82,500	(27,500)	–	–
Issuance of R Series preferred stock	–	–	–	–	–	–	165	198,000	–	–	(83,000)	–	115,000
Conversion of convertible notes payable	–	–	–	–	–	–	–	–	593,817,812	593,817	433,618	–	1,027,435
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–	–	–	–	–	2,856,994	–	2,856,994
Net loss	–	–	–	–	–	–	–	–	–	–		(6,363,632)	(6,363,632)
Balance, December 31, 2019	204,647,720	204,648	2,989,528	11,958,113	–	–	284	198,000	677,419,812	677,421	42,793,626	(61,742,235)	(5,910,429)

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(6,363,632)	$(6,265,251)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	67,702	79,299
Loss (gain) from disposal of fixed assets	–	(874)
Loss (gain) from impairment of goodwill	–	–
Bad debt expense	(16,338)	–
Amortization of loan discount	972,047	950,736
Change in value of derivative liability	2,482,145	629,176
Stock based compensation	–	287,472
Warrants expense	–	–
Convertible note issued for conversion cost reimbursement	–	137,705
Conversion cost penalty	813,220	–
Conversion cost reimbursement	–	–
Other Income	–	16,338
Convertible note issued for services rendered	–	–
(Increase) decrease in:
Accounts receivable	53,324	88,047
Inventory	–	43,849
Deposits	11,804	–
Right of use - assets	–	–
Prepaids and other	64,454	(34,965)
Other assets	7,274	44,251
Goodwill	–
Intangible assets	(3,550)	15,561
Increase(decrease) in:
Accounts payable & Accrued expense	303,576	325,889
Accrued officers compensation	775,000	(371,551)
Accrued interest	169,455	269,706
Right of use - liabilities	–	–
Due to officers and shareholders	–	411,487
Taxes Payable	–	–
Derivative liability	–	(15,865)
Accrued payroll taxes	–	411,487
Deferred revenue	222,428	74,684
Net cash provided by (used in) operating activities	(1,048,243)	(1,098,816)

Net cash from Discontinued Operations - Operating	280,406	(175,284)

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

INVESTING ACTIVITIES
Purchase of equipment	3,178	(852,000)
Disposal of equipment	29,275	–
Disposal of fixed assets	–	91,847
Net cash provided by (used in) investing activities	32,448	(760,153)

Net cash from Discontinued Operations - Investing	–	–

FINANCING ACTIVITIES
Proceeds from shareholder	32,000	111,996
Repayments to shareholder	(56,805)	–
Proceeds from convertible notes payable	613,526	1,652,603
Proceeds from notes payable - related party	21,199	58,653
Proceeds from notes payable	419,778	–
Reclass to reflect proper balance	–	–
Reclass to discontinued operations	–	–
Addition of notes payable that should have been	–	–
Proceeds from line of credit	149,247	–
Repayment of line of credit	(60,147)	(13,499)
Repayments to convertible notes payable	(358,437)	–
Repayments to notes payable - related party	(150,134)	–
Repayments to notes payable - 3rd party	(7,368)	–
Conversion of convertible debt into common stock	–	–
Conversion of preferred stock into common stock	–	–
Issuance of common stock and preferred stock for Key Acq	–	–
Issuance of preferred stock to D&A for bonus	–	–
Issuance of preferred i stock	115,000	–
Discounts on convertible notes	–	–
Reclassification of APIC from change in Derivative Liability	–	–

Net cash provided by (used in) financing activities	717,859	1,809,753

Net cash from Discontinued Operations - Financing	–	112,400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,530)	(49,216)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	158,676	207,892

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,776	$158,676

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$226,748	$184,240

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$593,817	$997,303
Common stock issued for settlement of accrued expense	–	$160,000
Series G Preferred Stock issued for acquisition of Key Tax Group	$1,300,000	$–
Series I preferred stock issued for compensation	–	$200,000
Conversion of preferred stock to common stock	$55,000	$5,097
Derivative liability settled upon conversion	$2,856,994	$1,770,997

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff Lexington Corp. (“Cardiff”, the “Company”), a publicly held corporation.

In the first quarter of 2013, it was decided to restructure Cardiff into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the power of a public company. Cardiff began targeting the acquisition of, niche companies with high growth potential. The reason for this strategy was to protect the Company’s shareholders by acquiring businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors.

Description of Business

To date, Cardiff consists of the following wholly-owned subsidiaries:

We Three, LLC dba Affordable Housing Initiative (“AHI”), acquired May 15, 2014

Romeo’s Alpharetta, LLC dba Romeo’s NY Pizza (“Romeo’s Pizza”), acquired June 30, 2014

Edge View Properties, Inc., (“Edge View”) acquired July 16, 2014

Repicci’s Franchise Group, LLC (“Repicci’s Group”), acquired August 10, 2016

Platinum Tax Defenders, LLC (“Platinum Tax”), acquired July 31, 2018

JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), acquired May 2019

Red Rock Travel Group, LLC (“Red Rock”), acquired July 31, 2018, discontinued May 31, 2019

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff, and its wholly-owned subsidiaries: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; Repicci’s Franchise Group, LLC, Platinum Tax Defenders LLC and Key Tax Group. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported financial results.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

Change in Capital Structure

In January 2020, the Company announced a reverse split of several of its Preferred Stock Classes which has been given retrospective treatment in the consolidated financial statements.

In the first quarter of 2019, the Company executed a reverse stock split of 1500:1 effective March 21, 2019.

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

Our subsidiary Repicci, generates some revenues through franchise fees. Revenues from franchise fees are recognized in accordance with guidance Topic 606, as the fees are earned. One-third of the revenues are recognized within 60 days and the balance are recognized over the life of the franchise agreement, which can be up to 15 years.

Our tax services subsidiaries receive payments in advance of service and are recorded as deferred revenue. Revenues are as services are provided.

Rental Income

The Company’s rent revenue is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section 605- 10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying consolidated balance sheets as of December 31, 2019 and 2018. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Restaurant Sales

Revenue from restaurant sales were recognized when food and beverage products are sold. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities.

On January 1, 2018, we adopted Topic 606 using the modified retrospective method which did not have a material impact to the opening balance of accumulated deficit. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.

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

Our subsidiary Repicci’s, generates revenues through franchise fees. Revenues from franchise fees are recognized in accordance with guidance Topic 606, as the reference objections are satisfied. The perinate franchise fees associated with the right to intellectual property is earned over the life of the franchise agreement, which can be up to 15 years.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable

Accounts receivable is reported on the balance sheet at gross amounts due to the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible. As of December 31, 2019 and 2018, the Company had accounts receivable of $118,125 and $64,345, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out (FIFO) method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are carried at cost. Expenditures for renewals and betterments that extend the useful lives of property, equipment or leasehold improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method for financial reporting purposes based on the following estimated useful lives:

Classification	Useful Life
Equipment, furniture and fixtures	5 - 7 years
Leasehold improvements	10 years or lease term, if shorter

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believe such assumptions are also comparable to those that would be used by other marketplace participants. During years-ended December 31, 2019 and 2018, the company had Goodwill impairment of $0 and $1,459,725, respectively, related to its acquisition of Red Rock Travel, LLC. The Company based this decision on impairment testing off the underlying assets, expected cash flows, decreased asset value and other factors.

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

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) discount against the face amount of the respective debt instrument (offset to additional paid in capital).

When the Company records a BCF which is not a conventional convertible, the fair value of the BCF is recorded as a derivative liability with an offset against the face amount of the respective debt instrument which is and amortized to interest expense over the term of the debt.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2019 and 2018.

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2019	$–	$–	$3,102,392	$3,102,392

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2018	$–	$–	$1,870,625	$1,870,625

Stock-Based Compensation

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company early adopted ASU No 2018-07 for equity instruments issued to parties other than employees.

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

For the years ended December 31, 2019 and 2018 the Company did not have any interest and penalties associated with tax positions. As of December 31, 2019 and 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of December 31, 2019, the Company has sustained recurring loses and accumulated a working capital deficit. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 and 2018 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

2.	ACQUISITIONS

Platinum Tax Defenders

On July 31, 2018, the Company completed the acquisition of Platinum Tax Defenders. In connection with the closing of the acquisition, a Preferred “L” Class of stock with a par value of $0.001 was established and issued. The Preferred “L” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.013 per share (pre-split) for a total of 98.307,692 representing a value of $1,278,000. These Preferred “L” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement. The preliminary purchase allocation of the net assets acquired is as follows:

Platinum Fair Value
Cash	$138,906
Accounts receivable	105,669
Other assets	60,041
Property and equipment	6,010
Goodwill	2,092,048
Liabilities	(272,674)
Total	$2,130,000

JM Enterprise 1 (dba) Key Tax Group

JM Enterprise 1 (d.b.a. Key Tax Group) (“Key Tax) and Cardiff Lexington Corp. as previously announced in May 2019 signed a definitive merger agreement under which Key Tax became a wholly owned subsidiary effective May 8, 2019. In connection with the closing of the acquisition, a Preferred “G” Class of stock with a par value of $0.001 was established and issued. The Preferred “G” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.07 per share (pre-split) for a total of 18,571,428 representing a value of $1,300,000. Additionally, The Company issued 500,000 shares of common stock with a par value of $0.001 to novate a convertible debt of $30,912.32. These Preferred “G” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement.

The preliminary purchase allocation of the net assets acquired is as follows:

Key Tax Fair Value
Cash	$9,484
Accounts receivable	90,766
Key Tax Group trade name	250,000
Property and equipment	6,044
Goodwill	1,407,915
Liabilities	(464,209)
Total	$1,300,000

The results of the operations for Platinum Tax and Red Rock were included in the consolidated financial statements since the date of acquisition which was July 31, 2018. The results of operations for Key Tax was included in the consolidated financial statements since the date of acquisition which was May 8, 2019. The results of Red Rock have been included in the consolidated financial statements since the date of the acquisition of July 31, 2018 through December 31, 2018. On January 1, 2019, they were included as discontinued operations, and have retrospectively been included within discontinued operations the date of closing on May 31, 2019.

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2019	2018
Accounts payable	$236,874	$359,289
Accrued Credit cards	86,077	6,234
Accrued Income, payroll and other taxes	299,786	17,736
Accrued advertising	53,189	44,490
Accrued payroll	58,760	68,579
Accrue expense - other	143,694	598,193
Total	$878,380	$1,094,521

The Company previously reported that it failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. As of December 31, 2019 and 2018, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $45,238 and $9,865, respectively.

4.	PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2019 and 2018 was $273,399 and $381,301, respectively, consisting of the following:

	December 31,
	2019	2018
Residential housing	$341,205	$341,205
Furniture, fixture and equipment	427,233	427,492
Leasehold improvements	71,819	71,819
Total	840,257	840,516
Less: accumulated depreciation	(566,858)	(459,215)
Plant and equipment, net	$273,399	$381,301

During the years ended December 31, 2019 and 2018, depreciation expense was $278,154 and $80,165, respectively. During the years end December 31, 2019 and 2018, the Company recorded depreciation expense of $7,318 and $22,697, in operations expense and $ 60,384 and $57,468, in cost of goods sold, respectively.

During the year ended December 31, 2018, the Company disposed fixed assets of $104,886 and related liabilities related to a company-owned franchise, resulting in net cash flow of $91,847 and a gain on sale of $874 from disposal.

5.	LAND

As of December 31, 2019, and 2018, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into residential community.

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

As of December 31, 2019 and 2018, The Company had balance of $91,099 and $1,999, respectively. During the year ended December 31, 2019, total cash advanced was $149,247 and total cash repaid was $60,147.

7.	RELATED PARTY TRANSACTIONS

Repiccis Franchise Group leases its premises from its prior owner under a month-to-month lease at the rate of $1,500 per month. As of December 31, 2019 and December 31, 2018, the Company had lease payable of $-0- and $0, respectively to the related party, which is reflected in accrued expenses – related party.

The Company has entered into several unsecured loan agreements with related parties (see below; Footnote 11, Notes Payable – Related Party; and Footnote 12 Convertible Notes Payable – Related Party).

The Chairman of the Board was paid deferred compensation of $300,000 per year for the years 2019 and 2018. Deferred compensation as of December 31, 2019 and 2018, respectively was $492,500 and $317,500. Additionally, a target bonus was granted and accrued of $150,000. Unpaid deferred compensation as of December 31, 2019 and 2018, respectively was $642,500 and $317,500.

The Chief Executive Officer was paid compensation of $300,000 per year for the years 2019 and 2018. Additionally, a target bonus was granted and accrued of $150,000. Unpaid deferred compensation as of December 31, 2019 and 2018, respectively was $657,500 and $322,500.

The Chief Operating Officer was paid compensation of $120,000 per year for the years 2019 and 2018. Unpaid deferred compensation as of December 31, 2019 and 2018, respectively was $222,000 and 107,000.

8.	NOTES AND LOANS PAYABLE

Notes and loans payable at December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
Notes and Loans Payable - Unrelated Party	$694,891	$322,340
Notes and Loans Payable - Related Party	84,746	651,198
Total	779,637	973,538
Current portion	369,637	(973,538)
Long-term portion	$410,000	$–

Notes and Loans Payable – Related Party

The Company borrows funds from the Chairman of the Board (“Chairman”) of the Company. The terms of repayment stipulate the unsecured loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of 6% per year. During 2019, the Company borrowed $32,000 and repaid $33,467. As of December 31, 2019 and 2018, the Company owed the Chairman $136,349 and $137,816, respectively.

During 2019, the Company reclassified notes payable to related party’s relating to the discontinuance of Red Rock resulting in balance due of $180,747 at December 31, 2019. Additionally, the Company assumed notes payable from the previous owners of Key Tax related to the acquisition of Key Tax on May 8, 2019 of $58,649.

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, the Company issued 2,000,000 warrants to purchase its Common Stock, exercisable at $0.10 per share and expired on March 12, 2014. As a result of the warrants issued, the Company recorded a $20,000 debt discount during 2009 which has been fully amortized. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, the Company amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, the Company repaid $5,000 of the note. No warrants had been exercised before the expiration. As of September 30, 2019, the Company is in default on this debenture. The balance of the note was $10,959 at December 31, 2019 and 2018, respectively.

See Footnote 7 for amounts due to our Chairman of the Board.

Loans and Notes Payable – Unrelated Party

On September 7, 2011, the Company entered into a Promissory Note agreement with for $50,000. The note bears interest at 8% per year and matures on September 7, 2016. Interest is payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. In conjunction with the note, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The balance of the note, net of debt discount, was $50,000 and $50,000 at December 31, 2019 and 2018, respectively. This note is currently in default.

On November 17, 2011, the Company entered into a Promissory Note agreement for $50,000. The note bears interest at 8% per year and matures on November 17, 2016. Interest is payable annually on the anniversary of the note, and the principal and any unpaid interest will be due upon maturity. In conjunction with the note, the Company issued 2,500,000 shares of its Common Stock to the lender. As a result of the shares issued in conjunction with the note, the Company recorded a $50,000 debt discount during 2011. The balance of the note, net of debt discount, was $50,000 and $50,000 at December 31, 2019 and 2018, respectively. The note is currently in default

The Company had unrelated party notes and loans payable of $322,340 as of December 31, 2018. The Company had unrelated party proceeds of $571,814 from notes and loans payable, repaid $65,516 to unrelated party noteholders and reclassified $402,400 of notes payable to an unrelated party relating to the discontinuance of Red Rock resulting in balance as of December 31, 2019. Additionally, the Company assumed notes payable from two unrelated parties from the acquisition of Key Tax on May 8, 2019 of $107,351.

On September 9, 2019, the Company entered into a Senior Secured Promissory Note with an unrelated entity in the amount $410,000. The note bears interest at the rate of 10% per annum and matures September 9, 2020. The Company has agreed to use the proceeds to repay amounts owed to existing lender of the Company as identified in the agreement. The is secured and is current as of December 31, 2019. The balance of the note at December 31, 2019 is $410,000 and accrued interest is $12,693.

As of September 30, 2019, the Company had lease payables of $45,721 in connection with three capital leases on two Mercedes Sprinter Vans and a generator and eight auto loans related to our pizza business. There are purchase options at the end of all lease terms that are based on the fair market value of the vans at the time. The leases are current as of December 31, 2019.

Notes payable to unrelated party of $11,783 was due to the auto loans for the vehicles used in the Pizza restaurants and Repicci’s Group and for daily operations. The loans carry interest from 0% to 6% interest and are not currently in default.

9.	CONVERTIBLE NOTES PAYABLE

Some of the Convertible Notes issued as described below included an anti-dilution provisions that allowed for the adjustment of the conversion price. The Company considered the guidance provided by the FASB in “Determining Whether an Instrument Indexed to an Entity’s Own Stock,” the result of which indicates that the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that, as the conversion price of the Notes issued in connection therewith could fluctuate based future events, such prices were not fixed amounts. As a result, the Company determined that the conversion features of the Notes issued in connection therewith are not considered indexed to the Company’s stock and characterized the value of the conversion feature of such notes as derivative liabilities.

During the years ending December 31, 2019 and 2018, the Company had proceeds of $613,526 and $1,702,603 from convertible notes, repaid $218,863 and $0 to convertible noteholders resulting in balances due to convertible note holders of $1,079,825 and $1,825,778, as of December 31, 2019 and 2018, respectively. The following amounts reflect debt discount of $828,468 and $201,024 as of December 31, 2019 and 2018 respectively.

During the years ending December 31, 2019 and 2018, the Company recorded amortization of debt discounts of $972,047 and $950,736 during the years ending December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, respectively, the Company converted $422,809 and $748,571 of convertible debt and $53,255 and $251,733 in interest, penalties and fees into 577,444,444 shares (post reverse split of 1500:1) of the company’s Common Stock.

Convertible notes at December 31, 2019 and December 31, 2018 are summarized as follows:

	Year Ended December 31,
	2019	2018
Convertible notes payable - unrelated party	$1,908,293	$2,026,800
Convertible notes payable - related party	–	165,000
Total convertible debt	1,908,293	2,191,800
Discounts on convertible notes payable	(828,468)	(201,024)
Total convertible debt less debt discount	1,079,825	1,990,776
Current portion	595,257	950,776
Long-term portion	$484,568	$1,040,000

Convertible Notes Payable – Unrelated Party

Note 7

On February 9, 2016, the Company entered into a 15% convertible line of credit (“Note 7”) with an unrelated entity in the amount up to $50,000. On February 9, 2016, the Company received $17,500 cash for the line of credit, matured on February 9, 2017, and is unsecured. Note 7 is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. In January 2017, the Company determined that the conversion features contained in Note 7 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes Model as of January 2017 and remeasured on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities. Note 7 principal of $6,000 was converted into 200,000 shares of common stock at the end of 2016. Note 7, is currently in default and accrues a late fee of 5% and default interest rate of 20%.

Note 7-1

On October 28, 2016, the Company received $25,000 cash pursuant to the terms of Note 7, which matured on October 28, 2017 (“Note 7-1”). Note 7-1 was entitled to conversion after April 28, 2017 which met the requirements for liability classification under ASC 815. See Footnote 11 for more information on derivative liabilities.

During the year ended December 31, 2017, the Company recorded interest expense related to Note 7-1 in amount of $11,454 and amortization of debt discount in amount of $18,333. The balance of Note 7-1 was $25,000 as of December 31, 2017 and December 31, 2016, respectively. Note 7-1 is currently in default and will incur a late fee of 5% and default interest rate of 20%.

Note 8

On March 8, 2016, the Company entered into a 15% convertible promissory note in the principal of $50,000 (“Note 8”) with an unrelated entity for services rendered. Note 8 is matured on March 8, 2017, and is unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. The Company determined that the conversion features contained in Note 8 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes model at the inception date of the note and remeasured on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

Note 8 was in default with principal balance of $12,294 as of December 31, 2017. During the year ended December 31, 2017, the Company recorded late fee and default interest related to Note 8 in total amount of $8,748 and amortization of debt discounts in amount of $50,000. The balance of Note 8 was $50,000, Note 8, is currently in default and will incur a late fee of 5% and default interest rate of 20%.

Note 9

On September 12, 2016, the Company entered into a 10% convertible promissory note in the principal of $80,000 (“Note 9”) with an unrelated entity for services rendered. Note 9 is matured on September 12, 2017, and is unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.03 or 50% discount of the lowest closing bid price on the primary trading market on which Company's common stock is quoted for the last five trading days prior to the conversion date, whichever is lower. The Company determined that the conversion features contained in Note 9 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities. Note 9 is currently in default and will incur a late fee of 5% and default interest rate of 20%.

Note 9 was in default with principal balance of $80,000 as of December 31, 2017. Note 9 is currently in default and accrues a late fee of 5% and default interest of 20%.

Note 10

On January 24, 2017, the Company entered into a 10% convertible promissory note in the principal of $80,000 (“Note 10”) with an unrelated entity for services rendered. Note 10 is matured on January 24, 2018, and is unsecured. This Note is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing bid price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. This Note is convertible into common shares of the Company as described above. The Company determined that the conversion features contained in Note 10 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Binomial-Lattice and Black-Scholes valuation models at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

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

Note 11

On January 24, 2017, the Company entered into a 15% convertible line of credit (“Note 11”) with an unrelated entity in the amount up to $250,000. On January 24, 2017, the Company received $50,000 cash for the line of credit, is matured on January 24, 2018, and unsecured. Note 11 is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 11 is convertible after 6 months of the effective date of this Note, which is July 27, 2017. The Company determined that the conversion features contained in Note 11 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

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

Note 11-1

On February 21, 2017, the Company received $25,000 cash pursuant to the terms of Note 11, is matured on February 21, 2018 (“Note 11-1”). Note 11 is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 11-1 is convertible after 6 months of the effective date of this Note, which is August 21, 2017. The Company determined that the conversion features contained in Note 11-1 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

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

On March 16, 2017, the Company received $40,000 cash pursuant to the terms of Note 11, is matured on March 16, 2018 (“Note 11-2”). Note 11-2 is convertible into common shares of the Company at the conversion ratio of $0.25 or 50% discount of the lowest closing price on the primary trading market on which Company's common stock is quoted for the last ten trading days prior to the conversion date, whichever is lower. However, Note 11-2 is convertible after 6 months of the effective date of this Note, which is September 16, 2017. The Company determined that the conversion features contained in Note 11-2 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

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

Note 12

On April 6, 2017, the Company entered into a 15% convertible promissory note with an unrelated entity in the amount $50,000 (“Note 12”). Note 12 is matured on April 6, 2018, and unsecured. This Note is convertible into common shares of the Company as defined in the agreement. However, Note 12 is convertible after 6 months of the effective date of this Note, which is October 6, 2017. The Company determined that the conversion features contained in Note 12 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

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

Note 13-1

On April 21, 2017, the Company entered into a convertible promissory note with an unrelated entity in the amount $330,000, with original issue discount of $30,000 for net cash to the company of $300,000 (“Note 13-1”). Note 13-1 matures on April 21, 2018 and is unsecured. Note 13-1 is convertible into common shares of the Company as defined in the agreement. The Company determined that the conversion features contained in Note 13-1 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

In addition, in connection with this Securities Purchase Agreement, the Company granted purchasers 2,357,143 warrants with exercise price of $0.14 per share (“Warrants A”), 1,885,715 warrants with exercise price of $0.175 per share (“Warrants B”) and 1,571,429 warrants with exercise price of $0.21 per share (“Warrants C”). Warrants A, B and C are exercisable on the grant date and expire in three years, each of which represents 100% of the Principal Amount at the Closing divided by the respective exercise price. The fair value of these warrants was measured using the Black-Scholes Model at the grant date. Accordingly, the Company recorded warrant expenses at the fair market value of $219,210 during the year ended December 31, 2017. See footnote 13 for more information.

On July 24, 2018, Note 13-1 was purchased by an unrelated party with a new Replacement Convertible Promissory Note (“Note 13-2”) in the amount of $237,909.17. Note 13-2 bears interest at 5%, matures on January 24, 2019, and is unsecured. This Note is convertible into common shares of the Company as defined in the agreement. The new principal amount of the note is consisting of $172,000 of principal, $51,600 of penalties and $14,309.17 of accrued interest.

Note 18

On January 19, 2018, the Company entered into a 12% convertible note with an unrelated entity in the amount $83,500, with an original issue discount of $5,160 and expenses of $3,340 resulting in net cash to the company of $75,000 (“Note 18”). Note 18 matures January 19, 2019 and is secured by the Company’s common stock. This Note is eligible to convert January 19, 2018 and is convertible into shares of the Company’s common stock as defined in the agreement.

The Company determined that the conversion features contained in this note’s carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was calculated using the Black-Scholes Model at the inception date of the note and will be calculated again on each subsequent balance sheet date. Any change in the fair value of the derivative financial instrument is recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 11 for more information on derivative liabilities.

Note 20

On March 29, 2018, the Company entered into a 8% Convertible Secured Redeemable Note (“Note 20”) with an unrelated entity in the amount $100,000 with expenses of $5,000 resulting in net cash to the company of $95,000. Note 20 is unsecured, matures March 29, 2019 and was settled as of December 31, 2019. This Note was eligible to convert upon issuance and is convertible into shares of the Company’s common stock as defined in the agreement. Footnote 11 for more information on derivative liabilities and the schedule of convertible notes payable for more details of this note.

The Company determined that the conversion features contained in this note’s carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note was reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was calculated using the Black-Scholes Model at the inception date of the note and will be calculated again on each subsequent balance sheet date. Any change in the fair value of the derivative financial instrument is recorded as non-operating, non-cash income or expense at each balance sheet date. See Footnote 10 for more information on derivative liabilities.

Note 21

On April 9, 2018, the Company entered into a Convertible Promissory Note (“Note 21”) with an unrelated entity in the amount $145,000, with expenses of $14,000 resulting in net cash to the company of $131,000. Note 21 was unsecured, matures March 29, 2019 and was settled. This Note is eligible to convert upon issuance and is convertible into shares of the Company’s common stock as defined in the agreement.

The Company determined that the conversion features contained in this note’s carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note was reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was calculated using the Black-Scholes Model at the inception date of the note and revalued on each subsequent balance sheet date. Any change in the fair value of the derivative financial instrument was recorded as non-operating, non-cash income or expense at each balance sheet date. See Footnote 11 for more information on derivative liabilities and the schedule of convertible notes payable for more details of this note.

Note 22

On July 10, 2018, the Company entered into a Senior Secured Convertible Promissory Note (“Note 22”) with an unrelated entity in the amount $1,040,000, with original issue discount of $103,000, expenses of $64,160 and an interest deposit of $20,000 resulting in net cash to the company of $852,840. Note 22 is secured, matures January 10, 2021 and is current. This Note became eligible to convert July 10, 2019 and is convertible into shares of the Company’s common stock as defined in the agreement. On February 20, 2019, the Company executed an addendum to Note 22, whereby the Company will receive 2 additional tranches. The first upon closing, the Company received $55,216 less expenses of $5,216 resulting in net cash to the Company of $50,000 and on April 10, 2019, the Company received the second tranche, upon completing certain events, of $55,616 less expenses of $5,616 resulting in net cash of $50,000 which was paid directly to a certain vendor.

The Company determined that the conversion features contained in Note 22 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was calculated using the Black-Scholes Model at the inception date of the note and will be calculated again on each subsequent balance sheet date. Any change in the fair value of the derivative financial instrument is recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 11 for more information on derivative liabilities and the schedule of convertible notes payable for more details of this note.

Note 25

On August 13, 2018, the Company entered into a Convertible Promissory Note (“Note 25) with an unrelated entity in the amount $126,560, with original issue discount of $13,560 and expenses of $13,000 resulting in net cash to the company of $100,000. Note 25 is unsecured, matures February 13, 2019 and is currently in default. This Note is eligible to convert upon issuance and is convertible into shares of the Company’s common stock as defined in the agreement.

The Company determined that the conversion features contained in Note 25 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was calculated using the Black-Scholes Model at the inception date of the note and will be calculated again on each subsequent balance sheet date. Any change in the fair value of the derivative financial instrument is recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 11 for more information on derivative liabilities and the schedule of convertible notes payable for more details of this note.

Note 26

On August 10, 2017, the Company entered into a Debt Purchase Agreement (“Note 26”) with an unrelated entity in the amount $20,000. The Note is unsecured, matures January 27, 2018 and is currently in default. This Note is eligible to convert upon issuance and is convertible into shares of the Company’s common stock as defined in the agreement.

The Company determined that the conversion features contained in Note 26 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was calculated using the Black-Scholes Model at the inception date of the note and will be calculated again on each subsequent balance sheet date. Any change in the fair value of the derivative financial instrument is recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. Footnote 11 for more information on derivative liabilities and the schedule of convertible notes payable for more details of this note.

Note 27-1-4

On December 10, 2018, the Company entered into an 8% Convertible Redeemable Note (“Note 27-1-4) with an unrelated entity in the amount $108,000, with original issue discount of $4,000 and expenses of $2,500 resulting in net cash to the company of $101,500. Note 27-1-4 is unsecured, matures December 10, 2019 and was settled.

The Company determined that the conversion features contained in Note 27-1-4 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was calculated using the Black-Scholes Model at the inception date of the note and will be calculated again on each subsequent balance sheet date. Any change in the fair value of the derivative financial instrument is recorded as non-operating, non-cash income or expense at each balance sheet date. Footnote 11 for more information on derivative liabilities and the schedule of convertible notes payable for more details of this note.

Note 28

On December 5, 2018, the Company entered into a Convertible Secured Redeemable Note (“Note 28”) with an unrelated entity in the amount $100,000, with expenses of $5,000 resulting in net cash to the company of $95,000. Note 28 is secured and was settled as of December 31, 2019. This Note was eligible to convert upon issuance and was convertible into shares of the Company’s common stock as defined in the agreement.

The Company determined that the conversion features contained in Note 28 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was calculated using the Black-Scholes Model at the inception date of the note and will be calculated again on each subsequent balance sheet date. Any change in the fair value of the derivative financial instrument is recorded as non-operating, non-cash income or expense at each balance sheet date. Footnote 11 for more information on derivative liabilities and the schedule of convertible notes payable for more details of this note.

Note 29

On May 10, 2019, the Company entered into an 8% Convertible Secured Redeemable Note (“Note 29”) with an unrelated entity in the amount $150,000 and expenses of $7,500 resulting in net cash to the company of $142,500. Note 29 is secured, prior to maturity of May 10, 2020, . This Note is eligible to convert upon issuance and is convertible into shares of the Company’s common stock as defined in the agreement.

The Company determined that the conversion features contained in Note 29 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was calculated using the Black-Scholes Model at the inception date of the note and will be calculated again on each subsequent balance sheet date. Any change in the fair value of the derivative financial instrument is recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. Footnote 11 for more information on derivative liabilities and the schedule of convertible notes payable for more details of this note.

On November 8, 2019, Note 29 was purchased by and assigned to an unrelated party upon execution of Amendment No. 1 to Convertible Promissory Note. The amount assigned was the existing principal amount of the Note 29 of $150,000 and accrued interest of $5,917.81 (“Note 29-1”) plus a new 8% Convertible Secured Redeemable Note (“Note 29-2). The total amount assigned to the new note holder is $218,284.93. Note 29-2 bears interest at 8%, matures November 8, 2020 and is secured. This Note is convertible into common shares of the Company as defined in the agreement.

Note 30

On July 26, 2019, the Company entered into a Convertible Note Payable (“Note 30”) with an unrelated entity in the amount $73,500, with expenses of $3,000 resulting in net cash to the company of $70,500. Note 30 is unsecured, matures July 26, 2020 and is current. This Note is eligible to convert January 26, 2020 and is convertible into shares of the Company’s common stock as defined in the agreement.

The Company determined that the conversion features contained in Note 30 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was calculated using the Black-Scholes Model at the inception date of the note and will be calculated again on each subsequent balance sheet date. Any change in the fair value of the derivative financial instrument is recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. Footnote 11 for more information on derivative liabilities and the schedule of convertible notes payable for more details of this note.

Note 31

On August 28, 2019, the Company entered into an 8% Convertible Secured Redeemable Note (“Note 31”) with an unrelated entity in the amount $120,000, with expenses of $6,000 resulting in net cash to the company of $114,000. Note 31 is secured, matures August 28, 2020 and is current. This Note is eligible to convert upon issuance and is convertible into shares of the Company’s common stock as defined in the agreement.

The Company determined that the conversion features contained in Note 31 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was calculated using the Black-Scholes Model at the inception date of the note and will be calculated again on each subsequent balance sheet date. Any change in the fair value of the derivative financial instrument is recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. Footnote 11 for more information on derivative liabilities and the schedule of convertible notes payable for more details of this note.

Note 32

On May 22, 2019, the Company received $25,000 from a draw on the line of credit (Note 32”) described in of Note 11. Note 32 is unsecured, matures May 22, 2020, and is current. Note 32 is convertible into common shares of the Company as defined in the agreement and is convertible after 6 months of the effective date of this Note. The Company determined that the conversion features contained in Note 11-2 carrying value represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. Footnote 11 for more information on derivative liabilities and the schedule of convertible notes payable for more details of this note.

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

As a result of the tainted issue by the derivative financial instrument of the convertible notes, The Company determined that the conversion features contained in Debenture 1 and Debenture 2 carrying value represents an embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion. See Footnote 10 for more information on derivative liabilities.

As of December 31, 2019, the Company’s derivative liabilities are embedded derivatives associated with the Company’s convertible notes payable. Due to the Notes’ conversion feature, the actual number of shares of common stock that would be required if a conversion of the note as described in Note 9 was made through the issuance of the Company’s common stock cannot be predicted. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the statement of operations.

The Company used the Black-Scholes Model to measure the fair value of the derivative liabilities of $3,102,392 and will subsequently remeasure the fair value at the end of each reporting period and record the change of fair value in the consolidated statement of operation during the corresponding period.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

Year Ended December 31,
	2019	2018
Volatility	378.8% - 1,872.7%	182.9% - 247.1%
Risk-free interest rate	1.55% - 1.62%	2.36% - 2.72%
Expected term	.47 – 2.8	.13 – 5.14

Refer to Note 11 for the derivative liabilities associated with convertible debt instruments, at December 2019 and 2018.

The following is a schedule of convertible notes payable from December 31, 2018 to December 31, 2019.

Note #	Issuance	Maturity	Principal Balance 12/31/18	New Loans	Cash Paydown	Principal Conversions	Shares Issued Upon Conversion	Principal Balance 12-31-19	Interest Expense On Convertible Debt For Year Ended 12-31-19	Accrued Interest on Convertible Debt at 12-31-19
1	8/21/08	8/21/2009	$150,000	$–	$–	$–	–	$150,000	96,358	204,608
2	3/11/09	4/29/2014	15,000	–	–	–	–	15,000	8,640	19,465
7	2/9/16	On demand	8,485	–	–	–	–	8,485	1,697	2,412
7-1	10/28/16	10/28/2017	25,000	–	–	–	–	25,000	5,000	10,321
8	3/8/16	3/8/2017	1,500	–	–	–	–	1,500	300	9,863
9	9/12/16	9/12/2017	80,000	–	–	–	–	80,000	16,000	47,876
10	1/24/17	1/24/2018	55,000	–	–	(22,379)	50,009,000	32,621	10,665	23,212
11	1/27/17	1/27/2018	2,698	–	(2,698)	–	–	–	–	–
11-1	2/21/17	2/21/2018	25,000	–	–	(15,267)	44,518,593	9,733	4,008	2,533
11-2	3/16/17	3/16/2018	40,000	–	–	(19,968)	5,481,176	20,032	5,643	2,367
12	4/6/17	4/6/2018	31,997	–	–	(31,997)	1,695,400	–	2,490	996
13-1	4/21/17	4/21/2018	172,000	65,909	–	–	–	–	–	–
13-2	7/24/18	1/24/2019	–	–	–	(145,704)	156,065,401	92,205	16,431	24,002
18	1/19/18	1/19/2019	83,500	–	(48,072)	(35,428)	384,963	–	4,368	(119)
20	3/29/18	3/29/2019	25,100	–	–	(25,100)	112,844	–	131	–
21	4/9/18	4/9/2019	130,206	–	(127,691)	(2,515)	72,901	0	8,809	–
22	7/10/18	1/10/2021	1,040,000	110,832	(197,418)	–	–	953,414	116,675	116,675
25	8/13/18	2/13/2019	78,314	–	–	–	37,581,722	78,314	9,398	–
26	8/10/17	1/27/2018	20,000	–	–	–	–	20,000	3,000	4,533
27-1-4	12/10/18	12/10/2019	108,000	–	(54,289)	(53,711)	141,439,120	–	2,856	–
28	12/5/18	12/5/2019	100,000	–	(43,100)	(56,900)	125,056,692	–	4,900	–
29-1	11/8/19	11/8/2020	–	–	–	(14,796)	–	141,122	2,409	2,409
29-2	11/8/19	11/8/2020	–	–	–	–	–	62,367	–	–
30	7/26/19	7/26/2020	–	73,500	–	–	–	73,500	1,909	1,909
31	8/28/19	8/28/2020	–	120,000	–	–	–	120,000	3,288	3,288
32	5/22/19	5/10/2020	–	25,000	–	–	27,400,000	25,000	1,222	1,222
			–	–	–	–	–	–	–	–
			–	–	–	–	–	–	–	–
			$2,191,800	$395,241	$(473,268)	$(423,766)	589,817,812	$1,690,008	326,195	477,571

10.	FAIR VALUE MEASUREMENT

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

As of December 31, 2019, and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2019 and 2018, respectively, in the amounts of $3,102,392 and $1,870,625 have a level 3 classification.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the year ended December 31, 2019, the Company’s stock price decreased from its initial valuation and thus, the derivative liability also decreased. Generally, as the stock price decreases for each of the related convertible notes that have an embedded derivative liability, the value of the derivative liability decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s convertible notes with an embedded derivative liability.

The Company used the Black-Scholes Model to measure the fair value of the derivative liabilities as $3,102,392 and $1,870,625 on December 31, 2019 and 2018, respectively, and will subsequently remeasure the fair value at the end of each period, and record the change of fair value in the consolidated statement of operation during the corresponding period. The Company recorded a net decrease of $2,842,145 and $629,176 in its derivative liability for years December 31, 2019 and 2018, respectively.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2018:

Derivative Liability, December 31,2017	$2,236,656
Day 1 Loss	987,021
Discount from derivatives	775,790
Resolution of derivative liability upon conversion	(1,770,997)
Mark to market adjustment	(357,845)
Derivative Liability, December 31, 2018	$1,870,625

The above tables also include derivative liabilities related to warrants to purchase common stock of $3,795 at December 31, 2018. Net loss for the period included mark-to-market adjustments relating to the liabilities held during the year ended December 31, 2018 in the amounts of $133,123.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the year ended December 31, 2019, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

Derivative Liability, December 31,2018	$1,870,625
Day 1 Loss	24,762,381
Discount from derivatives	1,275,912
Derivatives settled	(2,856,994)
Mark to market adjustment	21,949,532
Derivative Liability, December 31, 2019	$3,102,392

The above tables also include derivative liabilities related to warrants to purchase common stock of $6,135 at December 31, 2019. Net gain for the period included mark-to-market adjustments relating to the liabilities held during the year ended December 31, 2018 in the amounts of $2,340.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

Year Ended December 31,
	2019	2018
Volatility	378.8% - 1,872.7%	182.9% - 247.1%
Risk-free interest rate	1.55% - 1.62%	2.36% - 2.72%
Expected term	.47 – 2.8	.13 – 5.14

For the year-ended December 31, 2019, the Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 11.

11.	CAPITAL STOCK

During January 2020, the Company facilitated a reverse split of several of its Preferred Stock Classes which has been given retrospective treatment in these consolidated financial statements. In addition to the reverse stock split, management established new rights & privileges for certain classes of preferred stock. The reverse split ratio ranges from 1.6:1 to 307.7:1 resulting in a reclassification of $98,989 from preferred stock to additional paid in capital.

Blank Check Preferred Stock

As of December 31, 2019, the Company has designated 100,000,000 shares of Blank Check Preferred Stock zero of which have been issued.

2018 Preferred Stock Activity:

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

In the fourth quarter of 2018, the Company agreed to issue 125,000,000 preferred I shares to Chairman of the Board and the CEO, which were reflected as preferred shares to be issued on the financial statements at a total cost of stock compensation of $200,000. The shares were issued in March 2019.

In the third quarter of 2019, the Company issued 250,000,000 shares of Series I Preferred Stock to officers of the Company, which were granted during year ended December 31, 2018. See Note 8, for more details.

Series K Preferred Stock

During the year ended December 31, 2018, the Company issued 8,200,562 shares of series K Preferred Stock to the prior owners of Red Rock Travel Group. The fair market value of the shares on the date of issuances was $0.0201 per share, at a total cost of $175,000. All shares were cancelled.

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

2019 Preferred Stock Activity

Series I Preferred Stock

In the fourth quarter of 2018, the Company agreed to issue 125,000,000 preferred I shares to the Chairman of the Board and the CEO, which were reflected as preferred shares to be issued on the financial statements at a total cost of stock compensation of $200,000. The shares were issued in March 2019.

In the fourth quarter of 2019, the Company issued 165 shares of Series R preferred with a par value of $1,200

Series R Preferred Stock

The Company has designated shares of preferred stock as Series R Preferred Stock (“Series R”), with a par value of $1,200 per share, of which 165 shares were issued November 20, 2019 and outstanding as of December 31, 2019. Series R is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series I convertible as defined in the agreement.

Common Stock

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

Effective March 21, 2019, the Company completed a reverse stock split of 1500 :1 for common shares. In conjunction with the reverse stock split, the Company canceled 826  partial rounding shares to balance the shares outstanding.

May 8, 2019, the Company issued 500,000 shares of common stock with a par value of $0.001 to novate a convertible debt of $30,912.32. These Preferred “G” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement.

In the second quarter of 2019, the Company converted 55,000,000 shares of Preferred Stock I into 82,500,000 shares of common stock at a par value of $0.001. Of the converted shares, 27,500,000 shares were owed by the Chairman of the Board and 27,500,000 shares were owned by the CEO.

During the years ended December 31, 2019 and 2018, respectively, the Company converted $423,766 and $748,571 of convertible debt and $604,628 and $251,733 in interest, penalties and fees into 593,817,812 shares (post reverse split of 1500:1) of the company’s commons stock.

12.	WARRANTS

Pursuant to the same consulting agreement, dated February 10, 2017, in addition to the 800,000 shares of common stock, the Company agreed to grant a total 800,000 warrants to the consultant for consulting services related to marketing and business development and are exercisable on the grant date and expire in three years. The initial allotment of 200,000 warrants were granted during the first quarter of 2017. The second allotment of 200,000 warrants were granted during the second quarter of 2017. The third allotment of 200,000 warrants were granted during the third quarter of 2017. The fourth allotment of 200,000 warrants were granted during the fourth quarter of 2017.

The Company determined that the warrants were tainted and therefore the carrying value represents an embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Black-Scholes Model at the grant dates of the agreement (February 10, 2017, May 10, 2017, August 10, 2017 and December 10, 2017.) and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

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

The initial and ending valuation of the warrants as of December 31, 2018 are as follows:

Year Ended December 31, 2018
Initial Valuation	$89,359
Ending Value	$3,795

The table below set forth the assumptions for the Black-Scholes Model on each initial date and December 31, 2018:

Year Ended December 31, 2018
Volatility	213% - 494%
Risk-free interest rate	0.147% - 0.269%
Expected term	2.11 – 2.53

Accordingly, the Company recorded warrant expense of $133,123 during the year ended December 31, 2018.

The initial and ending valuation of the warrants as of December 31, 2019 are as follows:

Year Ended December 31, 2019
Initial Valuation	$3,795
Ending Value	$6,135

The table below set forth the assumptions for the Black-Scholes Model on each initial date and December 31, 2019:

Year Ended December 31, 2019
Volatility	1,847% - 1,861%
Risk-free interest rate	1.60% - 1.83%
Expected term	0.5 – 7.0

Accordingly, the Company recorded warrant expense of $2,340 during the year ended December 31, 2019.

The following tables summarize all warrant outstanding as of December 31, 2019, and the related changes during this period. The warrants expire three years from grant date, which as of December 31, 201 is 2.31 years. The intrinsic value of the warrants as of December 31, 2019 was $-0-.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2019	6,614,287	$0.21
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at December 31, 2019	6,614,287	0.21
Warrants Exercisable at December 31, 2019	6,614,287	$0.21

13.	STOCK OPTIONS

The Company previously agreed to grant Mr. Roberts stock options for a minimum of 300,000 shares of the Company's common stock at an exercise price of 50% of the current last ten (10) day stock average per share, and 600,000 shares of common stock as a key officer employment incentive to be earned and vested on a pro rata basis at 25,000 shares per month for twenty-four (24) months. The fair value of both 300,000 options and 600,000 shares were determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $0.226 per share. Accordingly, the accrued expense was $135,600 as of December 31, 2017. On August 8, 2017, Mr. Roberts accepted the offer from the Company to issue 3,000,000 common shares to supersede all his options and warrants in the employment agreement.

After the cancellation of the above transaction, there were no stock options issued as of December 31, 2017, 2018 or 2019.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating lease expense of $217,090 and $242,567 for the year ended December 31, 2019 and 2018, respectively, consisting of the followings.

	For the year ended
	December 31, 2019	December 31, 2018

Restaurants	$75,904	$72,121
Lot	65,208	73,782
Office	71,557	96,664
Equipment Rentals	4,421	–
Total	$217,090	$242,567

The Company has property leases that are renewable on an annual basis, with no long-term property leases.

We have an employment agreement, renewed May 15, 2014, with the Chairman, Mr. Thompson amended on July 27, 2017, effective January 1, 2017 to December 31, 2021 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined the agreement. We provide for compensation of $25,000 per month along with additional incentives.

We have an employment agreement with the Chief Executive Officer, Mr. Cunningham, amended on July 27, 2017, effective on January 1, 2017 to December 31, 2021 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined the agreement. We provide for compensation of $25,000 per month.

We have an employment agreement with the Chief Operating Officer, effective June 13 2016 to December 31, 2021 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement. We provide for compensation of $10,000 per month.

We have an employment agreement with a subsidiary manager, effective May 31, 2019 with a term of 5 years, whereby we provide for compensation of $17,333 per month along with a bonus incentive if financial performance measures are met.

We have an employment agreement with a subsidiary manager, effective July 1, 2018 with a term of 5 years, whereby we provide for compensation of $20,000 per month along with a bonus incentive if financial performance measures are met.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

The Company acquired Redrock Travel on May 1, 2018. It was determined by the BOD to terminated the acquisition agreement and to file with the State of Florida the cancelation of the Redrock Stock Class.

15.	INCOME TAXES

At December 31, 2019, the Company had federal and state net operating loss carry forwards of approximately $14,586,354 that expire in various years through the year 2038.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2019 and 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2019 and 2018 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $3,815,102 and $3,815,102, respectively, less a valuation allowance in the amount of approximately $3,815,102 and $3,815,102, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in both 2019 and 2018. The valuation allowance increased by approximately $811,314 for the year ended December 31, 2019.

The Company’s total deferred tax asset as of December 31, 2019 and 2018 is as follows:

	2019	2018
Deferred tax assets	$3,815,102	$3,815,102
Valuation allowance	(3,815,102)	(3,815,102)

Net deferred tax asset	$–	$–

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2019 and 2018 is as follows:

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

The Company has four reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

(1)	Affordable Housing (We Three),
(2)	Pizza Restaurant (Romeo’s NY Pizza),
(3)	Italian Ice Franchised Stores and Franchisor (Repicci’s Group),
(4)	Tax Resolution Services (Platinum Tax and Key Tax), and
(5)	Travel Services (Red Rock Travel has been discontinued May 31, 2019)

These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments What is allocated. Other revenue consists of nonrecurring items.

The Affordable Housing segment leases and sells mobile homes as an option for a homeowner wishing to avoid large down payments, expensive maintenance costs, large monthly mortgage payments and high property taxes and insurance which is a common trait of brick and mortar homes. Additionally, if bad credit is an issue preventing potential home owners from purchasing a traditional house, the Company will provide a "lease to own" option so people secure their family home.

The Pizza Restaurant segment includes sales and operating results for all Company-owned restaurants. Assets for this segment include equipment, furniture and fixtures for the Company-owned restaurants.

Repicci’s Group offers Italian Ice franchises under the well-known name “Repicci’s Italian Ice”. These franchised stores specialize in the distribution of nonfat frozen confections.

The number of franchise agreements in force as of December 31, 2019 was forty-five (45), seven (7) new state of the art “mobile” units.

Platinum Tax Defenders and Key Tax provides tax resolution services to individuals and companies that have federal and state tax liabilities. The company collects fees based on efforts to negotiate and assist in the settlement of outstanding tax debts.

	As of	As of
	December 31, 2019	December 31, 2018
Assets:
Affordable Housing Rentals	$299,565	$318,285
New York Style Pizza Restaurant	398,253	108,908
Italian Ice Franchise Group	27,735	169,030
Tax Resolution Services	4,302,238	60,578
Others	269,401	2,684,265
Consolidated assets	$4,907,113	$3,341,066

	December 31, 2019	December 31, 2018
Revenues:
Affordable Housing Rentals	$176,882	$186,096
New York Style Pizza Restaurant	626,123	602,866
Italian Ice Franchise Group	207,658	538,156
Tax Resolution Services	3,530,480	899,748
Other	–	147,072
Consolidated revenues	$4,541,142	$2,373,938

Cost of Sales:
Affordable Housing Rentals	$174,433	$182,690
New York Style Pizza Restaurant	454,691	446,880
Italian Ice Franchise Group	176,904	503,478
Tax Resolution Services	1,491,053	337,986
Other	–	156,664
Consolidated cost of sales	$2,297,081	$1,627,698

Income (Loss) from operations from subsidiaries
Affordable Housing Rentals	$(18,720)	$(1,468)
New York Style Pizza Restaurant	10,350	28,336
Italian Ice Franchise Group	(47,983)	(10,395)
Tax Resolution Services	114,773	(168,851)
Loss from operations	58,420	$(152,378)

Loss from operations from Cardiff Lexington	$(1,374,409)	$(3,297,873)

Income (Loss) before taxes
Affordable Housing Rentals	$(18,720)	$(1,468)
New York Style Pizza Restaurant	7,591	28,336)
Italian Ice Franchise Group	(52,313)	(10,395)
Tax Resolution Services	82,354	(168,851)
Other	(6,382,542)	(6,112,252)
Consolidated income (loss) before taxes	$(6,363,630)	$(6,265,252)

17.	SUBSEQUENT EVENTS

During January 2020, the Company facilitated a reverse split of several of its Preferred Stock Classes which has been given retrospective treatment in these consolidated financial statements. In addition to the reverse stock split, management established new rights & privileges for certain classes of preferred stock. The reverse split ratio ranges from 1.6:1 to 307.7:1 resulting in a reclassification of $98,989 from preferred stock to additional paid in capital. The rights and privileges were changed with unanimous consent of all parties. All holders agreed to replace existing rights and privileges with new uniform conditions and a simplified uniform preferred $4 per share stated value.

On January 9, 2020, the Company executed Boards of Directors consent to issue 25,000 warrants and a free trading common share certificate in the amount of 35,000,000 shares of common stock for settlement of a dispute regarding a threatened lawsuit.

On January 27, 220, the Company hired a Chief Financial Officer.

The Board of Directors declared a bonus to the Chairman of the Board and the Chief Executive Officer in the amount of $150,000 each for the year ending December 31, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim periods up through the date the relationship ended.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed and submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act are accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of its executive officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, the sole executive officer of the Company has concluded that, as of the end of the period covered in this Annual Report, these disclosure controls and procedures were ineffective.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluation the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2019, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.                 As of December 31, 2019, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.                 As of December 31, 2019, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this deficiency constitutes a material weakness.

3.                 Lack of formal documentation over internal control procedures and environment.

4.                 Lack of proper segregation of duties and multiple level of reviews.

5.                 Lack of expertise in accounting of derivative liabilities.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 201 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Positions
Daniel Thompson	69	Chairman of the Board of Directors
Alex Cunningham	62	Chief Executive Officer and President
Dr. Rolan Roberts II	39	Chief Operating Officer
Steven Healy	57	Chief Financial Officer

Background of our officers and directors

Daniel Thompson, 69, Chairman of the Board of Directors. In June of 2010 Thompson was previously appointed Chairman and CEO of Cardiff formerly a television and entertainment industry professional with a 30-year career that embraces network and cable advertising sales programming production and product placement, Mr. Thompson was president of Creative Entertainment Services, which he founded and successfully sold in a transaction. Mr. Thompson also co-founded and successfully sold an industry service company – Creative Television Marketing, a producer of short-form advertising concepts: Closed- Captioning Sponsorships, 10-Second Promotional Advertising vehicles, and network Game Show Merchandising. He also oversaw new business for A Creative Group, a full-service entertainment marketing company. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha.

Alex Cunningham, 62, Chief Executive Officer and President. Mr. Cunningham has agreed to join the Cardiff family in June of 2015. Mr. Cunningham's background is in Business Development. His focus is on identifying prospects for franchising, mergers and acquisitions specializing in structuring one or multiple franchise acquisitions; and/or franchising existing businesses. He is a founder of Fran Consult, Inc. a business development company representing over 300 Franchise operations; owner, managing partner at AH Cunningham & Associates, LLC 2006 - Present; Profit Management Consulting, Inc., founder, President & CEO 1996-2005; managed projects and staff of 85 for 20 years for over 2000 private or closely held middle-market companies throughout 24 states. He was a partner at London Capital Corporation 1991 - 1996; President & CFO at Vance Communications, Inc. 1988-1991. Honors and Awards: 2010 Consultant of the Year - Franchise, Inc. National Association of Franchise Consultants. MBA - Crummer Graduate School of Business Rollins College - Winter Park, Florida; BBA's - Finance and Business Administration University of Kentucky - Lexington, Kentucky.

Dr. Rolan Roberts II, 39, Chief Operating Officer. Dr. Roberts II turned around large, established companies and has created high growth revenue organizations. Dr. Roberts has passionately led with excellence a multi-billion, publicly-held database company along with healthcare, technology, manufacturing and direct sales companies. He has led nearly 1,500 employees at a given time servicing clients such as Capital One, IndyMac Bank, State Farm, Allstate, Nationwide along with federal and state government agencies.

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

Steven Healy, 57, Chief Financial Officer, brings to Cardiff Lexington over 25 years’ progressive public and private company experience in finance and operations management. He is familiar with and has been instrumental in numerous levels of consolidations in manufacturing, distribution, retail, and service industries with start-ups, multi-location and multi-state companies. Mr. Healy founded Dania Solutions a financial and accounting consulting company working closely with the Board of Directors of public companies providing SEC reporting including 10Qs, 10Ks, and 8Ks services, month end closings and reconciliations, financial statements and reports, budgets and variance analysis. He developed and rolled out performance metrics and has designed cash forecasting and debt covenants sensitivity models. Mr. Healy served as CFO of NetTalk.COM, Inc., a public telecommunications company and app developer which provides low cost phone service and business wireless service via devices and mobile apps using VoIP and other technologies. He was CFO of National Molding, LLC, a private injection molding and tooling manufacturing company which makes small plastic parts using custom molds primarily for the automotive industry and military with plants in South Florida, Pennsylvania, and Shanghai, China. Mr. Healy was CFO of Imperial Industries, Inc., a public manufacturer and distributer of building materials from 15 distribution centers and 2 manufacturing plants throughout Florida and the Southeast United States. He managed rapid growth from both organic and acquisitions. Mr. Healy began his career with Deloitte (f/k/a Touche Ross & Co.) as an auditor and subsequently Audit Manager. He holds a Bachelors in Accounting Degree from the University of Florida graduating with honors and a Masters in Accounting from the University of Central Florida.

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

Compliance with Section 16 (a) of the Exchange Act

Under Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of the copies of the forms we have received and representations that no other reports were required, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year ended December 31, 2019 except as stated below.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
Names					Under	Restricted
Executive				Other	Options/	Shares or		Other
Officer and				Annual	SARs	Restricted	LTIP	Annual
Principal		Salary	Bonus	Compensation	Granted	Share/Units	Payouts	Compensation
Position	Year	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Daniel Thompson	2015	240,000	0	0	0	0	0	0
Chairman of the Board of Directors	2016	240,000	0	0	0	360,000	0	0
	2017	300,000		0	0	0	0	0
	2018	300,000		0	0	100,000	0	0
	2019	300,000	150,000	0	0		0	0

Alex Cunningham	2015	180,000	0	0	0	0	0	0
President and Chief Executive Officer	2016	180,000	0	0	0	580,000	0	0
	2017	300,000		0	0	0	0	0
	2018	300,000		0	0	100,000	0	0
	2019	300,000	150,000	0	0		0	0

Dr. Rolan Roberts II	2015	0	0	0	0	0	0	0
Chief Operating Officer	2016	60,000	0	0	0	0	0	0
	2017	100,000	0	0	0	205,600	0	0
	2018	100,000	0	0	0	0	0	0
	2019	120,000	0	0	0	0	0	0

Employment Agreements

The Company has an employment agreement, with the Chairman of The Board, whereby the Company provides for compensation of $300,000 per year plus additional incentives with a term of July 27, 2017 to December 31, 2021 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement.

The Company has an employment agreement, with the Chief Executive Officer, whereby the Company provides for compensation of $300,000 per year plus additional incentives with a term of July 27, 2017 to December 31, 2021 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement.

The Company has an employment agreement, with the Chief Operating Officer, whereby the Company provides for compensation of $120,000 per year plus additional incentives with a term of June 13, 2016 to December 31, 2021 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Daniel Thompson 401 East Las Olas Blvd. Unit 1400 Ft. Lauderdale, Florida	57,516,351	17.8%

Alex Cunningham
401 East Las Olas Blvd. Unit 1400
Ft. Lauderdale, Florida	50,512,789	16.9%
All directors and officers and 5% stockholders as a group	108,029,140	34.7%

(1) Based on 677,419,812 (post-split) shares of common stock issued and outstanding as of December 31, 2019.

(2) The above table does not include 198,346,869 of shares of series A, B, C, D, E, F, F-1, G, H, I, K, K-1 and L preferred stock which are convertible into 408,953,179 shares of common stock.

(3) Daniel Thompson owns 1 share of Preferred “A”, 450,000 shares of Preferred “B”, 1 share of Preferred “C” and 97,500,000 shares of Preferred “I” and Alex Cunningham 6,250 shares of Preferred “B”, 1 share of Preferred “C” and 97,500,000 shares of Preferred “I”.

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

Blank Check Preferred Stock

As of December 31, 2019, the Company has designated 100,000,000 shares of Blank Check Preferred Stock zero of which have been issued.

2018 Preferred Stock Activity:

Series B Preferred Stock

During the year ended December 31, 2018, the holder of 21,249 shares of Series B Preferred Stock exercised the option to convert into 169,995 shares of Common Stock of the Company.

Series C Preferred Stock

During the year ended December 31, 2018, the Company issued 2 shares of Series C Preferred stock to the prior owners of Edgeview Properties for services provided to the Company.

Series H Preferred Stock

During the year ended December 31, 2018, the holder of 219,885 shares of Series H Preferred Stock exercised the option to convert into 6,074,223 shares of Common Stock of the Company.

Series I Preferred Stock

During the year ended December 31, 2018, the holder of 203,655 shares of Series I Preferred Stock exercised the option to convert into 305,483 shares of Common Stock of the Company.

In the fourth quarter of 2018, the Company agreed to issue 125,000,000 preferred I shares to Chairman of the Board and the CEO, which were reflected as preferred shares to be issued on the financial statements at a total cost of stock compensation of $200,000. The shares were issued in March 2019.

In the third quarter of 2019, the Company issued 250,000,000 shares of Series I Preferred Stock to officers of the Company, which were granted during year ended December 31, 2018. See Note 8, for more details.

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

Series L Preferred Stock

During the year ended December 31, 2018, the Company issued 319,492 shares of Series L Preferred Stock to the prior owner of Platinum Tax Defenders. The fair market value of the shares on the date of issuances was $0.013 per share, at a total cost of $1,278,000.

2019 Preferred Stock Activity

Series I Preferred Stock

In the fourth quarter of 2018, the Company agreed to issue 125,000,000 preferred I shares to the Chairman of the Board and the CEO, which were reflected as preferred shares to be issued on the financial statements at a total cost of stock compensation of $200,000. The shares were issued in March 2019.

In the fourth quarter of 2019, the Company issued 165 shares of Series R preferred with a par value of $1,200

Series R Preferred Stock

The Company has designated shares of preferred stock as Series R Preferred Stock (“Series R”), with a par value of $1,200 per share, of which 165 shares were issued November 20, 2019 and outstanding as of December 31, 2019. Series R is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series I convertible as defined in the agreement.

Common Stock

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

Effective March 21, 2019, the Company completed a reverse stock split of 1500:1 for common shares. In conjunction with the reverse stock split, the Company canceled 826 partial rounding shares to balance the shares outstanding.

May 8, 2019, the Company issued 500,000 shares of common stock with a par value of $0.001 to novate a convertible debt of $30,912.32. These Preferred “G” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement.

In the second quarter of 2019, the Company converted 55,000,000 shares of Preferred Stock I into 82,500,000 shares of common stock at a par value of $0.001. Of the converted shares, 27,500,000 shares were owed by the Chairman of the Board and 27,500,000 shares were owned by the CEO.

During the years ended December 31, 2019 and 2018, respectively, the Company converted $423,766 and $748,571 of convertible debt and $72,131 and $251,733 in interest, penalties and fees into 593,817,812 shares (post reverse split of 1500:1) of the company’s commons stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2019 and 2018 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for other professional services rendered by the Company’s principal accountant:

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Accounting Fees	$194,500	$228,306
Tax Fees	–	–
Other Fees	–	–
Total	$194,500	$228,306

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.2	Articles of Amendment, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.3	Articles of Amendment, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.4	Articles of Amendment adopted July 18, 2012, (incorporated by reference to the Company’s Form 8-K/A filed with the SEC on August 9, 2012
3.5	Articles of Incorporation dated August 22, 2014, (incorporated by reference to the Company’s Form 8-K filed with the SEC on September 15, 2014
3.6	Bylaws, filed with the Company’s Form 8-K on September 15, 2014
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April 2020.

CARDIFF LEXINGTON CORP

/s/ Alex Cunningham
Alex Cunningham
Chief Executive Officer (Principal Executive Officer)

/s/ Steven Healy
Steven Healy
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Thompson	Chairman of the Board of Directors	April 14, 2020
Daniel Thompson

