Form 10-Q
period 2020-03-31
Cardiff Lexington Corp
filed 2020-05-15
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐          No ☒

Common Stock outstanding at May 12, 2020 is 190,053 shares of $0.001 par value Common Stock.

FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORP.

For the Quarter ending March 31, 2020

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash	$104,219	$100,777
Accounts receivable-net	123,358	118,125
Inventory	3,079	3,079
Prepaid and other	24,473	10,234
Total current assets	255,129	232,215

Property and equipment, net of accumulated depreciation of $582,461 and $566,858, respectively	257,797	273,399
Land	603,000	603,000
Intangible assets, net	253,550	253,550
Goodwill	3,499,963	3,499,963
Deposits	19,600	19,600
Right of use - assets	368,977	382,129
Due from related party	–	23,338
Other assets	10,000	10,000
Total assets	$5,268,016	$5,297,194

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expense	$863,048	$878,380
Accrued expenses - related parties	1,642,000	1,522,000
Accrued interest	613,850	589,007
Right of use - liability	376,844	388,933
Due to director & officer	131,849	136,349
Deferred revenue	390,599	297,113
Line of credit	92,393	91,099
Common stock to be issued	500	500
Notes payable	705,857	299,891
Notes payable - related party	109,058	84,746
Convertible notes payable, net of debt discounts of $813,283 and $140,619, respectively	1,119,174	580,257
Net, liabilities of discontinued operations	2,863,541	2,342,388
Derivative Liability	7,416,815	3,102,392
Total current liabilities	16,325,528	10,313,055

Other Liabilities
Notes payable	–	410,000
Convertible notes payable, net of current portion and net of debt discounts of $0 and $687,849, respectively	–	484,568

Total liabilities	$16,325,528	$11,207,623

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

Deficiency in shareholders' equity
Preferred stock
Preferred Stock Series B- 10,000,000 shares authorized, no par, stated value $4.00, 1,754,254 and 1,733,254 shares issued and outstanding at March 31, 2020 and December 31, 2019	7,017,015	6,933,015
Preferred Stock Series C- 500 shares authorized, no par, stated value $4.00, 120 and 119 shares issued and outstanding at March 31, 2020 and December 31, 2019	480	476
Preferred Stock Series D- 1,000,000 shares authorized, no par, stated value $4.00, 250,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	1,000,000	1,000,000
Preferred Stock Series E- 2,000,000 shares authorized, no par, stated value $4.00, 150,749 shares issued and outstanding at March 31, 2020 and December 31, 2019	602,998	602,998
Preferred Stock Series F- 500,000 shares authorized, no par, stated value $4.00, 175,043 shares issued and outstanding at March 31, 2020 and December 31, 2019	700,173	700,173
Preferred Stock Series F-1- 500,000 shares authorized, no par, stated value $4.00, 35,745 shares issued and outstanding at March 31, 2020 and December 31, 2019	142,983	142,983
Preferred Stock Series G- 2,000,000 shares authorized, no par, stated value $4.00, 325,245 and -0- shares issued and outstanding at March 31, 2020 and December 31, 2019	1,300,976	1,300,976
Preferred Stock Series H- 4,859,379 shares authorized, no par, stated value $4.00, 119,101 and -0- shares issued and outstanding at March 31, 2020 and December 31, 2019	476,404	–
Preferred Stock Series I- 20,000,000 shares authorized, par value of $.001, 195,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	195,000	195,000
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at March 31, 2020 and December 31, 2019	8,200	8,200
Preferred Stock Series K1- 35,000,000 shares authorized, par value of $.001, 0 and 1,447,157 shares issued and outstanding at March 31, 2020 and December 31, 2019	–	1,447
Preferred Stock Series L- 100,000,000 shares authorized, no par, stated value $4.00, 319,492 shares issued and outstanding at March 31, 2020 and December 31, 2019	1,277,968	1,277,968
Preferred Stock Series R-100,000,000 shares authorized, stated value of $1,200, 165 shares issued and outstanding at March 31, 2020 and December 31, 2019	198,000	198,000
Common stock; 157,158 shares authorized with $0.001 par value; 136,246 and 67,742 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	136	68
Additional paid-in capital	43,425,106	43,470,501
Accumulated deficit	(67,402,951)	(61,742,235)
Total deficiency in shareholders' equity	(11,057,512)	(5,910,429)
Total liabilities and deficiency in shareholders' equity	$5,268,016	$5,297,194

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	THREE MONTHS ENDED MARCH 31,
	2020	2019
REVENUE
Rental income	$38,212	$52,878
Food and beverage	135,193	147,797
Italian ice and franchise fees	21,190	32,628
Tax Services	922,514	627,227
Other	288	–
Total revenue	1,117,397	860,530

COST OF SALES
Rental business	36,821	67,163
Food and beverage	99,260	110,023
Italian ice	16,153	39,620
Tax Services	394,798	203,133
Other	–	–
Total cost of sales	547,023	419,939

GROSS MARGIN	570,374	440,591

OPERATING EXPENSES
Depreciation expense	319	4,737
Selling, general and administrative	827,083	643,793
Total operating expenses	827,402	648,530

LOSS FROM OPERATIONS	(257,028)	(207,939)

OTHER INCOME (EXPENSE)
Other income (expense)	–	2,142
Change in value of derivative liability	(4,467,534)	(3,923,226)
Interest expense	(77,732)	(99,259)
Conversion cost penalty	(4,000)	(543,016)
Amortization of debt discounts	(246,185)	(84,369)
Total other income (expenses)	(4,795,451)	(4,647,728)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(5,052,479)	(4,855,667)

LOSS FROM DISCONTINUED OPERATIONS	(523,280)	(16,179)

NET LOSS FOR THE PERIOD	$(5,575,759)	$(4,871,846)

LOSS PER COMMON SHARE -BASIC AND DILUTED FOR CONTINUED OPERATIONS	$(49.17)	$(98.97)

LOSS PER COMMON SHARE -BASIC AND DILUTED FOR DISCONTINUED OPERATIONS	$(5.09)	$(.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	102,762	49,060

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY)

FOR THE PERIOD ENDED MARCH 31, 2020 AND 2019

	Preferred Stock Series A, I, K, K-1		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Shares to be Issued		Preferred Stock, Series C and R

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2018	9,647,720	$9,648	2,664,283	$10,657,137	–	$200,000	119	$–
Issuance to balance reverse split partial rounding shares
Issuance of I Series preferred stock as compensation	250,000,000	250,000				(200,000)
Conversion of convertible notes payable
Net loss
Balance, March 31, 2019	259,647,720	$259,648	2,664,283	$10,657,137	–	$–	119	$–

Balance, December 31, 2019	204,647,720	$204,648	2,989,528	$11,958,113	–	$–	284	$198,476

Issuance of preferred stock for services			21,000	84,000			1	4
Issuance of common stock in exchange for preferred stock	(1,447,157)	(1,447)
Issuance of preferred stock in exchange for common stock			119,101	476,404
Distributions from an entity
Conversion of convertible notes payable
Reclassify Derivative liabilities to Additional Paid in Capital
Net loss
Balance, March 31, 2020	203,200,563	$203,201	3,129,629	$12,518,517	–	$–	285	$198,480

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY)

FOR THE PERIOD ENDED MARCH 31, 2020 AND 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance December 31, 2018	60	$1	$39,664,591	$(55,378,603)	$(4,847,226)
Issuance to balance reverse split partial rounding shares	(1)				–
Issuance of I Series preferred stock as compensation			(50,000)		–
Conversion of convertible notes payable	83	1	695,491		695,492
Net loss				(4,871,846)	(4,871,846)
Balance, March 31, 2019	142	2	40,310,082	(60,250,449)	(9,023,580)

Balance, December 31, 2019	67,742	68	43,470,501	(61,742,235)	(5,910,429)

Issuance of preferred stock for services				(84,004)	–
Issuance of common stock in exchange for preferred stock	3,500	4	1,444		–
Issuance of preferred stock in exchange for common stock	(320)	(1)	(476,403)		–
Distributions from an entity				(84,957)	(84,957)
Conversion of convertible notes payable	65,324	65	129,457		129,522
Reclassify Derivative liabilities to Additional Paid in Capital			384,111		384,111
Net loss				(5,575,759)	(5,575,759)
Balance, March 31, 2020	136,246	136	43,425,106	(67,402,951)	(11,057,512)

 The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND, 2019

(UNAUDITED)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(5,052,479)	$(4,871,847)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	15,602	17,692
Amortization of loan discount	246,185	84,369
Change in value of derivative liability	4,467,534	3,923,226
Conversion cost penalty	4,000	10,520
Conversion cost reimbursement	–	532,496
(Increase) decrease in:	–	–
Accounts receivable	(5,233)	47,025
Deposits	–	12,699
Right of use - assets	13,152	–
Prepaids and other	(14,239)	2,502
Due from related party	23,388	–
Increase(decrease) in:	–	–
Accounts payable & Accrued expense	6,724	(146,921)
Accrued officers’ compensation	120,000	100,665
Accrued interest	24,843	99,259
Right of use - liabilities	(13,152)	–
Deferred revenue	93,486	67,328
Net cash (used in) operating activities	(70,189)	(120,987)

Net cash provided by discontinued operations - operating activities	24,363	–

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

INVESTING ACTIVITIES	$–	$–
Net cash provided by (used in) investing activities	–	–
Net cash provided by (used in) discontinued operations – investing activities	–	–

FINANCING ACTIVITIES
Due to director and officer	(4,500)	30,000
Proceeds from convertible notes payable	150,000	56,616
Proceeds from notes payable - related party	26,960	41,107
Repayments of interest payable	–	(52,020)
Repayments of convertible notes payable	(10,632)	(40,000)
Repayments of notes payable	(4,534)	(8,162)
Proceed from line of credit	1,294
Distributions	(84,957)
Net cash provided by financing activities	73,631	27,541

Net cash provided by discontinued operations – financing activities	–	–
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,442	(93,446)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,777	118,307

CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,219	$24,861
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$20,580	$52,020
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$129,522	$825
Series I preferred stock issued for compensation	$–	$200,000
Derivative liability settled upon conversion	$384,111	$694,667
Debt discount from derivative liabilities	$231,000	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Repicci’s Franchise Group, LLC (“Repicci’s Group”), acquired August 10, 2016

Platinum Tax Defenders, LLC (“Platinum Tax”), acquired July 31, 2018

JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), acquired May 2019

Red Rock Travel Group, LLC (“Red Rock”), acquired July 31, 2018, discontinued May 31, 2019

Basis of Presentation and Principles of Consolidation

The accompanying March 31, 2020 interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The unaudited condensed consolidated financial statements include the accounts of Cardiff, and its wholly-owned subsidiaries: We Three, LLC; Romeo’s NY Pizza; Edge View Properties, Inc.; Repicci’s Franchise Group, LLC, Platinum Tax Defenders LLC JM Enterprises 1, Inc. and Red Rock Travel Group, LLC which is shown as Discontinued Operations. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported financial results.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with generally accepted accounting principles in the United States (US GAAP) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

Change in Capital Structure

In January 2020, the Company announced a reverse split of several of its Preferred Stock Classes which has been given retrospective treatment in the consolidated financial statements unaudited condensed.

In May 2020, the Company affected a reverse split of Common Stock which has been given retrospective treatment in the condensed consolidated financial statements affected 1:10,000.

COVID-19 Pandemic

The outbreak of a novel coronavirus throughout the world, including the United States, during early calendar year 2020 has caused widespread business and economic disruption through mandated and voluntary business closings and restrictions on the movement and activities of people (“COVID-19 Pandemic”). We are subject to risks and uncertainties as a result of the COVID-19 Pandemic. The extent of the impact of the COVID19 Pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the COVID-19 Pandemic is rapidly evolving in many countries, including the United States and other markets where the Company operates. It is expected that many of the Company's customers and suppliers could be impacted by these closings and restrictions which could materially and adversely affect demand for our products, our ability to obtain or deliver inventory or services, and our ability to collect accounts receivables as customers face higher liquidity and solvency risk. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 Pandemic, and it is possible that it could cause an economic downturn, recession, or depression. Such economic disruption could have a material adverse effect on our business. Policymakers around the world have responded with fiscal and monetary policy actions to support the economy. The magnitude and overall effectiveness of these actions remains uncertain.

Revenue Recognition

On January 1, 2018, we adopted ASC 606, Revenue from contracts with customers (“Topic 606”) using the modified retrospective approach for all contracts as of the adoption date. As the adoption of this guidance did not have a significant impact on our consolidated financial adjustment, no adjusted were made to the prior periods to be in complaicne with Topic 606.

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

Franchisor Income

Our subsidiary Repicci, generates some revenues through franchise fees. Revenues from franchise fees are recognized in accordance with guidance Topic 606, as the fees are earned. One-third of the revenues are recognized within 60 days and the balance are recognized over the life of the franchise agreement, which can be up to 15 years.

Tax Services

Our tax services subsidiaries receive payments in advance of service and are recorded as deferred revenue. Revenues are recognized as services are provided.

Rental Income

The Company’s rental revenue is from mobile home leases. The expired leases are considered month-to-month leases. In accordance with section 605- 10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying consolidated balance sheets as of March 31, 2020 and December 31, 2019. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Restaurant Sales

Revenue from restaurant sales were recognized when food and beverage products are sold. We report revenue net of sales taxes collected from customers and remitted to governmental taxing authorities.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at March 31, 2020 and December 31, 2019

Accounts Receivable

Accounts receivable is reported on the condensed consolidated balance sheet at gross amounts due to us. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible. As of March 31, 2020 and December 31, 2019, we had accounts receivable of $123,358 and $118,125, respectively. Accounts receivables primarily are generated from our subsidiaries in their normal course of business.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (FIFO) method. We periodically review historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

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

Leases

In accordance with FASB issued ASU No. 2016-02,” Leases” (Topic 842), the Company recognizes their operating leases on the balance sheet as an asset and liability for leases with lease terms of more than 12 months. ASU 2016-02 became effective on January 1, 2019. Leases under this ASU are presented on the balance sheet as right of use asset and liability. These amount are presented as right of use - asset and right of use – liability on the balance sheet at March 31, 2020 and December 31, 2019.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants.

Valuation of long-lived assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

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

For option based simple derivative financial instruments, we use the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, we record a “beneficial conversion feature” (“BCF”) discount against the face amount of the respective debt instrument (offset to additional paid in capital).

When the Company records a BCF which is not a conventional convertible, the fair value of the BCF is recorded as a derivative liability with an offset against the face amount of the respective debt instrument which is and amortized to interest expense over the term of the debt.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The following table presents certain investments and liabilities of our financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – March 31, 2020	$–	$–	$8,059,024	$8,059,024

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2019	$–	$–	$3,204,636	$3,204,636

Stock-Based Compensation

We account account for stock based compensation in which we obtain employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of ASC 718-10-30. Pursuant to ASC 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

We previously adopted ASU No 2018-07 for equity instruments issued to parties other than employees.

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

For the periods ending March 31, 2020 and December 31, 2019 we did not have any interest and penalties associated with tax positions. As of March 31, 2020 and December 31, 2019, we did not have any significant unrecognized uncertain tax positions.

Earnings (Loss) per Share

FASB ASC Subtopic 260, Earnings Per Share (“ASC 260”), provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, warrants, and debts convertible into common shares. The dilutive effect of potentially dilutive securities is not reflected in diluted earnings per common share, as their impact would be anti-dilutive.

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. We have sustained operating losses since its inception and have negative working capital and an accumulated deficit. These factors raise substantial doubts about our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our December 31, 2019 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management has prospective investors and believes the raising of capital will allow us to fund its cashflow shortfalls and pursue new acquisitions. There can be no assurance we will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to it. Should we be unable to raise sufficient funds, it may be required to curtail its operating plans. In addition, increases in expenses may require cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. Should we not be able to raise sufficient funds, it may cause cessation our operations.

Accounting Pronouncements

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to our financial position, results of operations or cash flows.

2.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2020	December 31, 2019
Accounts payable	$199,709	$236,874
Accrued credit cards	78,253	86,077
Accrued income, payroll and other taxes	367,927	299,786
Accrued advertising	68,508	53,189
Accrued payroll	50,021	58,760
Accrue expense - other	95,505	143,694
Total	$859,923	$878,380

The Company is delinquent paying income, payroll and other taxes. As of March 31, 2020 and December 31, 2019, the balance due for these taxes is $367,927 and $299,786, respectively, as shown in the table above.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of March 31, 2020 and December 31, 2019 was $257,797 and $273,399, respectively, consisting of the following:

	March 31, 2020	December 31, 2019
Residential housing	$341,205	$341,205
Furniture, fixture and equipment	427,233	427,492
Leasehold improvements	71,819	71,819
Total	840,257	840,516
Less: accumulated depreciation	(582,461)	(566,858)
Property and equipment, net	$257,797	$273,658

During the three months ended March 31, 2020 and 2019, total depreciation expense was $15,602 and $17,693, respectively. The recorded depreciation expense of $319 and $4,737, is in operations expense and $18,283 and $12,956, is in cost of goods sold, respectively.

4.	LAND

As of March 31, 2020 and December 31, 2019, we had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. We issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into residential community.

5.	LINE OF CREDIT

We are party to an unsecured Business Line of Credit Agreement with Foundation Group LLC (“Foundation”), pursuant to which we were allowed to take a draw from Foundation up to $20,000 from time to time. The Line of Credit bears interest at a rate of 11.49% per annum, subject to increase or decrease with 90 days’ notice. There was an initial closing fee of $500 and a 2% draw fee on subsequent draws. Monthly principal and interest payments are due and the line is due in full in 18 months from the latest draw. The outstanding principal and interest will be due in payments over 18 months.

At March 31, 2020 and December 31, 2019, we had outstanding balance of $92,393 and $91,099, respectively. During the three months ended March 31, 2020, total cash advanced was $1,294 and with zero cash repaid.

6.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020 and 2019, we borrowed $24,312 and $30,000 from related parties and repaid $4,500 and $-0-, to related parties, respectively.

From time to time, we borrow funds from our Chairman of the Board (“Chairman”). The terms of repayment stipulate the unsecured loans are due 24 months from issuance or on demand, at an annual interest rate of 6% per year. During the three months ended March 31, 2020 and 2019, we borrowed $-0- and $30,000 from the Chairman and repaid $4,500 and $-0-, to the Chairman, respectively.

7.	DUE TO DIRECTOR AND OFFICER

The Company borrows funds from the Chairman of the Board (“Chairman”) of the Company. The terms of repayment stipulate the unsecured loans are due 24 months from issuance or on demand, at an annual interest rate of 6% per year. During the three months ended March 31, 2020 and 2019, the Company borrowed $-0- and $30,000 from the Chairman.

8.	NOTES PAYABLE

For the three months ended March 31, 2020, we received $24,312 in cash proceeds and repaid $4,535 in cash. In addition, notes payable increased by $15,000 due to a change in debtness classification to notes payable from convertible debt.

Notes payable at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
Notes Payable - Unrelated Party	$705,857	$694,891
Notes Payable - Related Party	109,058	84,746
Total	814,915	779,637
Current portion	814,915	369,637
Long-term portion	$–	$410,000

On March 12, 2009, we entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, we issued warrants to purchase its Common Stock, recorded a $20,000 debt discount which has been fully amortized. We assigned all of our receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, we amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, we repaid $5,000 of the note. No warrants had been exercised before the expiration. As of March 31, 2020, we are in default on this debenture.

Notes Payable – Unrelated Party

As of March 31, 2020, we had lease payables of $42,647 in connection with three capital leases on two Mercedes Sprinter Vans and a generator for the franchise group. There are purchase options at the end of the three leases that are based on the fair market value at the time..

Notes payable of $31,819 were due to the auto loans for the vehicles used in the Pizza restaurants for daily operations. The loans carry interest from 0% to 6% interest and are currently in default.

On September 7, 2011, we entered into a Promissory Note agreement (“Note 3”) for $50,000. Note bears interest at 8% per year and matures on September 7, 2016. Interest was payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. Note 3was $50,000 at March 31, 2020 and December 31, 2019. Note 3 is currently in default.

On November 17, 2011, we entered into a Promissory Note agreement (“Note 3-1”) for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest was payable annually on the anniversary of Note 3-1, and the principal and any unpaid interest will be due upon maturity. Note 3-1, was $50,000 at March 31, 2020 and December 31, 2019. respectively. Note 3-1 is currently in default.

On September 9, 2019, we entered into a Senior Secured Promissory Note with an unrelated entity in the amount $410,000. The note bears interest at the rate of 10% per annum and matures September 9, 2020. The Company has agreed to use the proceeds to repay amounts owed to existing lender of the Company as identified in the agreement. The note is secured and is current as of March 31, 2020. The balance of the note at March 31, 2020 is $410,000 and accrued interest is $22,915.

Notes Payable – Related Party

We assumed notes payable from the previous owners of which are currently Manager of Key Tax related to the acquisition of Key Tax on May 8, 2019. From time to time, the previous owner which is currently Manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of March 31, 2020 and December 31, 2019 were $111,706 and $84,746, respectively.

Notes Payable – Discontinued Operations

 The discontinued operation entered several notes with no interested for a total of $453,147 before the subsidiary was deemed discontinued in 2019. These amounts remained unpaid through March 31, 2020 and December 31, 2019.

9.	CONVERTIBLE NOTES PAYABLE

Some of the Convertible Notes issued as described below included an anti-dilution provisions that allowed for the adjustment of the conversion price. We considered the guidance provided by the FASB in “Determining Whether an Instrument Indexed to an Entity’s Own Stock,” the result of which indicates that the instrument is not indexed to the issuer’s own stock. Accordingly, we determined that, as the conversion price of the Notes issued in connection therewith could fluctuate based future events, such prices were not fixed amounts. As a result, we determined that the conversion features of the Notes issued in connection therewith are not considered indexed to the our stock and characterized the value of the conversion feature of such notes as derivative liabilities.

The balances of convertible notes at March 31, 2020 and December 31, 2019 are $1,939,958 and $1,893,293, respectively. During the period January 31, 2020 to March 31, 2020, received had proceeds of $150,000, cash paydown of $10,632, and a reclassified of one note from convertible note to conventional note payable. We had debt discount of $813,283 and $201,024 as of March 31, 2020 and December 31, 2019 respectively. During the three months ending March 31, 2020 December 31, 2019, we recorded amortization of debt discounts of $246,185 and $84,369, respectively.

During the three months ended March 31, 2020, we converted $100,203 of convertible debt, and $25,319 in accrued interest and $4,000 in penalties and fees into 65,324 shares (post reverse split of 10,000:1) of our Common Stock.

Convertible notes at March 31, 2020 and December 31, 2018 are summarized as follows:

	March 31, 2020	December 31, 2019
Convertible notes payable	$1,939,957	$1,893,293
Discounts on convertible notes payable	(813,283)	(828,468
Total convertible debt less debt discount	1,126,674	1,064,825
Current portion	1,126,674	580,257
Long-term portion	$–	$484,568

The following is a schedule of convertible notes payable from December 31, 2019 to March 31, 2020.

Note #	Issuance	Maturity	Principal Balance 12/31/19	New Loans and Reclasses	Cash Paydown	Principal Conversions	Default	Principal Balance 3-31-20	Interest Expense On Convertible Debt For Three Months Ended 3-31-20	Accrued Interest on Convertible Debt at 3-31-20
1	8/21/08	8/21/2009	$150,000	$–	$–	$–	Yes	$150,000	$4,550
7	2/9/16	On demand	8,485	–	–	–	Yes	8,485	429	2,841
7-1	10/28/16	10/28/2017	25,000	–	–	–	Yes	25,000	1,264	11,585
8	3/8/16	3/8/2017	1,500	–	–	–	Yes	1,500	76	9,939
9	9/12/16	9/12/2017	80,000	–	–	–	Yes	80,000	4,044	51,920
10	1/24/17	1/24/2018	32,621	–	–	–	Yes	32,621	1,649	24,861

11-1	2/21/17	2/21/2018	9,733	–	–	–	Yes	9,733	492	3,025
11-2	3/16/17	3/16/2018	20,032	–	–	–	Yes	20,032	1,013	3,380

13-2	7/24/18	1/24/2019	92,205	(48,246)	–	–	Yes	43,959	2,000	26,022

22	7/10/18	1/10/2021	953,414	(117,799)	(10,632)	–	–	824,983	20,580	86,918
22-1	2/20/19	1/10/2021	–	61,704	–	–	–	61,704	1,872	8,221
22-3	4/10/19	1/10/2021	–	56,095	–	–	–	56,095	1,702	6,847
25	8/13/18	2/13/2019	78,314	48,246	–	2,875	Yes	123,685	5,526	3,252
26	8/10/17	1/27/2018	20,000	–	–	–	Yes	20,000	758	5,292

29-1	11/8/19	11/8/2020	141,122	–	–	13,428	–	127,694	2,671	1,917
29-2	11/8/19	11/8/2020	62,367	–	–	–	–	62,367	1,261	1,261
30	7/26/19	7/26/2020	73,500	–	–	(73,500)	–	-	511	-
31	8/28/19	8/28/2020	120,000	–	–	(10,400)	–	109,600	2,328	5,165
32	5/22/19	5/10/2020	25,000	–	–	–	–	25,000	506	1,727
33	2/11/20	2/11/2021	-	157,500	–	–	–	157,500	1,286	1,286
			–	–	–	–	–	–	–	–
			$1,908,293	$(142,500)	$(10,632)	$(100,203)	–	$1,939,958	54,518	464,598

10.	FAIR VALUE MEASUREMENT

We measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The carrying amounts of our financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

We recognize our derivative liabilities as level 3 and value these derivatives using the methods discussed in note 12. We believe that its valuation methods are appropriate and consistent with other market participants, we recognize that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using terms in the notes that are subject to volatility and market price of our underlying common stock.

As of March 31, 2020, and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the 3 months ended March 31, 2020, the Company’s stock price decreased from its initial valuation and thus, the derivative liability also decreased. Generally, as the stock price decreases for each of the related convertible notes that have an embedded derivative liability, the value of the derivative liability decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s convertible notes with an embedded derivative liability.

We used the Black-Scholes Model to measure the fair value of the derivative liabilities which also include amounts related to discontinued operations of $8,059,024and $3,204,636 on March 31, 2020 and December 31, 2019, respectively, . We recorded a net increase of $4,971,499 and $2,620,389 in its derivative liability for the three months ended March 31, 2020 and the year December 31, 2019, respectively.

The following table provides a summary of changes in fair value of our Level 3 financial liabilities for the three months ended March 31, 2020:

Derivative Liability, December 31,2019	$3,240,636
Day 1 Loss	566,998
Discount on derivatives	231,000
Derivatives settled	(384,111)
Mark to market adjustment	4,404,500
Derivative Liability, March 31, 2020	$8,059,023

The above tables also include derivative liabilities related to warrants to purchase common stock of $1,227 at March 31, 2020. Net loss for the period included mark-to-market adjustments relating to the liabilities held during the three months ended March 31, 2020 in the amounts of $4,435.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

For the Periods Ended
	March 31, 2020	December 31, 2019
Volatility	470.0% - 600.2%	378.8% - 1,872.7%
Risk-free interest rate	.17% - .23%	1.55% - 1.62%
Expected term	.25 – 2.5	.47 – 2.8

For the three months March 31, 2020 and year-ended December 31, 2019, the Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 10.

11.	CAPITAL STOCK

Preferred Stock

During January 2020, we facilitated a reverse split of several our Preferred Stock Classes which has been given retrospective treatment in these condensed consolidated financial statements. In addition to the reverse stock split, management established new rights & privileges for certain classes of preferred stock. The reverse split ratio ranges from 1.6:1 to 307.7:1 resulting in a reclassification of $98,989 from preferred stock to additional paid in capital. The rights and privileges were changed with unanimous consent of all parties. All holders agreed to replace existing rights and privileges with new uniform conditions and a simplified uniform preferred $4 per share stated value.

Common Stock

During the three months ended March 31, 2020, we issued the following transactions:

65,324 shares for conversion of convertible notes payable (see Footnote 10).

On January 9, 2020, we issued 25,000 warrants and a free trading common share certificate in the amount of 3,500 shares of common stock for settlement of a threatened lawsuit.

These transactions are reflecting a retrospective treatment of common stock that was a reverse split effective in May 2020.

12.	WARRANTS

The initial and ending valuation of the warrants as of March 31, 2020 are as follows:

Three Months March 31, 2020
Initial Valuation	$6,135
Ending Value	$1,227

The table below set forth the assumptions for the Black-Scholes Model on each initial date and December 31, 2019:

Three Months March 31, 2020
Volatility	470.0% - 600.2%
Risk-free interest rate	.15% - 1.60%
Expected term	0.11 – 6.28

Accordingly, the $3,908 change in warrant values in earnings during the three months ended March 31, 2020.

The following tables summarize all warrant outstanding as of March 31, 2020, and the related changes during this period. The warrants expire three years from grant date, which as of March 31, 2020 is 2.0 years. The intrinsic value of the warrants as of March 31, 2020 was $-0-.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2019	6,614,287	$0.21
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at March 31, 2020	6,614,287	0.21
Warrants Exercisable at December 31, 2019	6,614,287	$0.21

13.	COMMITMENTS AND CONTINGENCIES

Leases

We recorded operating lease expense of $217,090 and $242,567 for the year ended March 31, 2020 and December 31, 2019, respectively, .

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

We have an employment agreement with the Chief Financial Officer, effective January 27 20120 to December 31, 2021 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement. We provide for compensation of $10,000 per month.

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

We have an employment agreement with a subsidiary manager, effective August 1, 2016 with a term of 5 years, whereby we provide for compensation of $12,000 per month along with a bonus incentive if financial performance measures are met.

We have an employment agreement with a subsidiary manager, effective August 1, 2016 with a term of 5 years, whereby we provide for compensation of $12,000 per month along with a bonus incentive if financial performance measures are met.

We acquired Redrock Travel on May 1, 2018. Our board of directors decided to terminate the acquisition agreement and to file for the cancelation of the Redrock Stock Class with the State of Florida.

14.	INCOME TAXES

At March 31, 2020 the Company had federal and state net operating loss carry forwards of approximately $20,159,987 that expire in various years through the year 2038.

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

The number of franchise agreements in force as of March 31, 2020 was forty-five (46), seven (7) new state of the art “mobile” units.

Platinum Tax Defenders and Key Tax provides tax resolution services to individuals and companies that have federal and state tax liabilities. The company collects fees based on efforts to negotiate and assist in the settlement of outstanding tax debts.

	As of March 31, 2020	As of December 31, 2019
Assets:
Affordable Housing Rentals	$300,356	$299,565
New York Style Pizza Restaurant	394,188	398,253
Italian Ice Franchise Group	16,585	27,735
Tax Resolution Services	4,347,400	4,302,238
Others	120,876	269,401
Consolidated assets	$5,179,405	$4,907,113

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Revenues:
Affordable Housing Rentals	$38,212	$52,878
New York Style Pizza Restaurant	135,193	147,797
Italian Ice Franchise Group	21,190	32,627
Tax Resolution Services	922,514	627,227
Other	288
Consolidated revenues	$1,117,397	$860,529

Cost of Sales:
Affordable Housing Rentals	$36,821	$67,163
New York Style Pizza Restaurant	99,260	110,023
Italian Ice Franchise Group	16,153	39,620
Tax Resolution Services	394,798	203,133
Other	–
Consolidated cost of sales	$547,023	$419,939

Income (Loss) from operations from subsidiaries
Affordable Housing Rentals	$791	$(20,106)
New York Style Pizza Restaurant	2,350	4,798
Italian Ice Franchise Group	(25,433)	(16,927)
Tax Resolution Services	16,937	29,627

Loss from operations	(5,355)	$(2,608)

Loss from operations from Cardiff Lexington	$(250,610)	$(319,427)

Income (Loss) before taxes
Affordable Housing Rentals	$791	$(20,106)
New York Style Pizza Restaurant	1,715	4,798
Italian Ice Franchise Group	(26,437)	(16,927)
Tax Resolution Services	8,141	29,627
Other	(850,021)	(4,918,263)
Consolidated income (loss) before taxes	$(865,811)	$(4,920,871)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements including the related notes, and the other financial information included in this report. For ease of reference, “the Company”, “we,” “us” or “our” refer to Cardiff Lexington Corp., and Legacy Card Company, Inc. (d/b/a: Mission Tuition) unless otherwise stated.

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

Through inception until December 2014, we have restructured ourselves into a holding company and have acquired several additional businesses; We Three, Inc. d/b/a Affordable Housing Initiative, Romeo’s NY Pizza, Edge View Properties, Repicci’s Franchise Group, Platinum Tax Defenders and Key Tax Group

Future revenue growth will be derived from our new acquisitions. We cannot guarantee we will ever develop substantial revenue from our subsidiary companies and there is no assurance that we will achieve profitability.

Because we have incurred operating losses from our inception, we still consider ourselves a going concern.

For the fiscal years ended December 31, 2019 and December 31, 2018, our accountants have expressed concern about our ability to continue as a going concern due to our continued net losses and need for additional capital. However, we believe our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Because of our size and limited resources, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. GAAP and securities laws, and which could cause a materially adverse impact on our consolidated financial statements, the trading of our common stock and our business.

We are a small holding company that lacks the financial resources and qualified personnel to implement and sustain adequate internal controls. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing consolidated financial statements, books of account and corporate records and instituting business practices that meet proper internal control standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our consolidated financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, material weaknesses or lack of compliance could result in restatements of our historical financial information, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a materially adverse effect on our reputation and business.

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

ROMEO'S NY PIZZA, INC.: Romeo's NY Pizza - Established in Paterson, New Jersey in 1945. Romeo's NY Pizza makes authentic NY pizza, making their dough in-house, using the finest cheese and ingredients available. No soggy crust or watered-down pizza sauce, only the best. They also serve Chicken Wings, Philly Steak Subs, Calzones and Salads. Romeo's NY Pizza is currently in negotiations to open a "quick serve" Romeo's location in the Hartsfield International Airport in Atlanta.

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

The number of franchise agreements in force as of March 31, 2020 was forty six (46), seven (7)  new state of the art “mobile” units.

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

Tax Resolution Services: Platinum Tax Defenders and Key Tax provides tax resolution services to individuals and companies that have federal and state tax liabilities. The company collects fees based on efforts to negotiate and assist in the settlement of outstanding tax debts.

Results of Operations

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Revenues:
Affordable Housing Rentals	$38,212	$52,878
New York Style Pizza Restaurant	135,193	147,797
Italian Ice Franchise Group	21,190	32,627
Tax Resolution Services	922,514	627,227
Other	288
Consolidated revenues	$1,117,397	$860,529

Cost of Sales:
Affordable Housing Rentals	$36,821	$67,163
New York Style Pizza Restaurant	99,260	110,023
Italian Ice Franchise Group	16,153	39,620
Tax Resolution Services	394,798	203,133
Other	–
Consolidated cost of sales	$547,023	$419,939

Income (Loss) from operations from subsidiaries
Affordable Housing Rentals	$791	$(20,106)
New York Style Pizza Restaurant	2,350	4,798
Italian Ice Franchise Group	(25,433)	(16,927)
Tax Resolution Services	16,937	29,627

Loss from operations	(5,355)	$(2,608)

Loss from operations from Cardiff Lexington	$(250,610)	$(319,427)

Income (Loss) before taxes
Affordable Housing Rentals	$791	$(20,106)
New York Style Pizza Restaurant	1,715	4,798
Italian Ice Franchise Group	(26,437)	(16,927)
Tax Resolution Services	8,141	29,627
Other	(850,021)	(4,853,060)
Consolidated income (loss) before taxes	$(865,811)	$(4,855,668)

Revenues were $1,117,397 for the three months ended March 31, 2020 compared to revenues of $860,529 for the same period in 2019 an increase of 29.9%. The increase is primarily attributable to incurring revenues from Key Tax Group in the first quarter of 2020 resulting from its acquisition in the second quarter of 2019 and reclassing revenues from Red Rock Travel to loss from discontinued operations.

Cost of sales were $480,641 for the three months ended March 31, 2020 compared to cost of sales of $419,939 for the same period in 2019 an increase of 14.5%. The increase is primarily attributable to incurring cost of sales from Key Tax Group in the first quarter of 2020 resulting from its acquisition in the second quarter of 2019 and reclassing cost of sale from Red Rock Travel to loss from discontinued operations.

Operating expenses were $892,721 for the three months ended March 31, 2020 compared to operating expenses of $648,530for the same period in 2019 an increase of 25.1%. The increase is primarily attributable to incurring operating expenses from Key Tax Group in the first quarter of 2020 resulting from its acquisition in the second quarter of 2019 offset by discontinuing Red Rock Travel effective May 31, 2019.

The Company has been affected by the economic pressure of the COVID-19 pandemic and the subsequent directives and responses to this crisis taken by the federal, state, and local government. Several of our subsidiaries have been hard-hit like our restaurant franchise operations and tax resolution companies which will affect our short-term operations for 2nd and 3rd quarters of 2020.

Several of our subsidiaries were able to secure Payback Protection Program (PPP) loans to sustain operations. At this juncture it is too early for forecast the effect the pandemic will have on revenue from operations over the near term.

Furthermore, the stock market has been severely adversely impacted with our stock price experiencing a period of high volatility. In light of current circumstances arising from the COVID-19 pandemic, the Company as a public reporting company must evaluate what we should and are obligated to do in order to protect shareholders from the negative effects of this pandemic. In order to adequately sustain funding for 2020 operations and continue our growth through acquisitions the Board Of Directors have initiated a reverse stock split of 10,000:1 which became effective May 2020.

Also, the Company entered into an agreement on April 29, 2020 engaging an exclusive financial advisor in connection with a transaction or related series or combination of transactions involving a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination. The advisor is a boutique investment bank created by experienced professionals that have worked together for over a decade, collectively financing over $50 billion of public and private capital raises, restructurings, and mergers and acquisitions.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debentures and convertible notes. At March 31, 2020, we had $104,219 in cash and cash equivalents total assets of $5,281,168 and total liabilities of $11,770,316.

Net cash used in operating activities was $70,191 and $120,987 for the three months ended March 31, 2020 and 2019, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $5,052,479 and $4,871,847, respectively. These amounts were partially offset by non-cash expenses related to amortization of debt discount, and change in derivative liability related to convertible notes which were $246,185, and $4,467,534, , respectively. In the 2019 period, the negative cash flows from operating activities was, partially offset by non-cash expenses related amortization of debt discount and change in derivative liability which were $83,369 and $3,923,226, respectively.

Net cash provided by financing activities was $73,631 during March 31, 2020 were primarily attributable to proceeds of convertible notes payable in the amounts of $150,000 and distributions of $84,957. For 2019, net cash provided by financing activities was $27,541, primarily attributable to proceeds of convertible notes payable in the amounts of $56,616. There can be no assurance that we will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in product development may adversely impact our cash position and may require cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. We are currently attempting to obtain additional working capital in an equity transaction.

Off Balance Sheet Arrangements

As of March 31, 2020 we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended March 31, 2020.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated: May 15, 2020	CARDIFF LEXINGTON CORP.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Executive Officer

	By:	/s/ Steven Healy
Steven Healy
Chief Financial Officer and Principal Financial Officer

