Form 10-Q/A
period 2020-03-31
Cardiff Lexington Corp
filed 2020-05-19
CIK 811222

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on May 15, 2020.

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

Dated: May 19, 2020	CARDIFF LEXINGTON CORP.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Executive Officer

	By:	/s/ Steven Healy
Steven Healy
Chief Financial Officer and Principal Financial Officer

3