Form 10-Q
period 2020-06-30
Cardiff Lexington Corp
filed 2020-08-14
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐          No ☒

Common Stock outstanding at August 13, 2020 is 687,561 shares of $0.001 par value Common Stock.

FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORP.

For the Quarter ended June 30, 2020

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

	June 30, 2020	December 31, 2019
	(Unaudited)	Audited
ASSETS
Current assets
Cash	$385,404	$76,902
Accounts receivable-net	84,948	99,540
Prepaid and other assets	813	10,234
Total current assets	471,165	186,676

Property and equipment, net of accumulated depreciation of $193,914 and $182,343, respectively	223,308	234,879
Land	603,000	603,000
Intangible assets, net	253,550	253,550
Goodwill	3,499,963	3,499,963
Deposits	13,600	13,600
Right of use assets	72,394	90,799
Due from related party	–	23,338
Other assets	10,000	10,000
Total assets	$5,146,980	$4,915,805

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expense	$670,698	$795,964
Accrued expenses - related parties	1,551,621	1,447,487
Accrued interest	673,328	586,461
Right of use - liability	73,967	92,328
Due to director & officer	143,906	136,349
Deferred revenue	255,364	235,895
Line of credit	92,393	91,099
Common stock to be issued	–	500
Notes payable	641,900	207,351
Notes payable - related party	57,481	84,746
Convertible notes payable, net of debt discounts of $674,038 and $140,619, respectively	1,303,520	595,257
Net liabilities of discontinued operations	2,374,181	2,555,837
Derivative liability	6,936,309	3,102,392
Total current liabilities	14,774,668	9,931,666

Other Liabilities
Notes payable	552,746	410,000
Convertible notes payable, net of current portion and net of debt discounts of $0 and $687,849, respectively	–	484,568

Total liabilities	$15,327,414	$10,826,234

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

	June 30, 2020	December 31, 2019
	(Unaudited)	Audited
Deficiency in shareholders' equity
Preferred stock
Preferred Stock Series B- 10,000,000 shares authorized, no par, stated value $4.00, 1,754,254 and 1,733,254 shares issued and outstanding at June 30, 2020 and December 31, 2019	7,017,015	6,933,012
Preferred Stock Series C- 500 shares authorized, no par, stated value $4.00, 120 and 120 shares issued and outstanding at June 30, 2020 and December 31, 2019	480	480
Preferred Stock Series D- 1,000,000 shares authorized, no par, stated value $4.00, 250,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	1,000,000	1,000,000
Preferred Stock Series E- 2,000,000 shares authorized, no par, stated value $4.00, 150,749 shares issued and outstanding at June 30, 2020 and December 31, 2019	602,998	602,998
Preferred Stock Series F- 500,000 shares authorized, no par, stated value $4.00, 175,043 shares issued and outstanding at June 30, 2020 and December 31, 2019	700,173	700,173
Preferred Stock Series F-1- 500,000 shares authorized, no par, stated value $4.00, 35,745 shares issued and outstanding at June 30, 2020 and December 31, 2019	142,983	142,983
Preferred Stock Series G- 2,000,000 shares authorized, no par, stated value $4.00, 325,245 shares issued and outstanding at June 30, 2020 and December 31, 2019	1,300,976	1,300,976
Preferred Stock Series H- 4,859,379 shares authorized, no par, stated value $4.00, 119,101 and -0- shares issued and 37,500 and -0- shares outstanding at June 30, 2020 and December 31, 2019	476,405	–
Preferred Stock Series I- 20,000,000 shares authorized, par value of $.001, 195,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	195,000	195,000
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at June 30, 2020 and December 31, 2019	8,200	8,200
Preferred Stock Series K1- 35,000,000 shares authorized, par value of $.001, -0- and 1,447,157 shares issued and outstanding at June 30, 2020 and December 31, 2019	–	1,447
Preferred Stock Series L- 100,000,000 shares authorized, no par, stated value $4.00, 319,492 shares issued and outstanding at June 30, 2020 and December 31, 2019	1,277,968	1,277,968
Preferred Stock Series R-100,000,000 shares authorized, stated value of $1,200, 165 shares issued and outstanding at June 30, 2020 and December 31, 2019	198,000	198,000
Preferred stock to be issued	165,000	0
Common stock; 157,158 shares authorized with $0.001 par value; 302,416 and 67,742 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	302	68
Treasury stock; 81,601 and 0 shares of Series H Preferred stock at June 30, 2020 and December 31, 2019, respectively	(665,864)	0
Additional paid-in capital	44,200,843	43,470,501
Accumulated deficit	(66,800,912)	(61,742,235)
Total deficiency in shareholders' equity	(10,180,434)	(5,910,429)
Total liabilities and deficiency in shareholders' equity	$5,146,980	$4,915,805

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
REVENUE
Rental income	$40,615	$43,500	$78,827	$96,378
Financial Services	952,896	901,301	1,875,410	1,528,528
Total revenue	993,511	944,801	1,954,237	1,624,906

COST OF SALES
Rental business	44,663	54,456	81,484	121,619
Financial Services	395,591	382,866	790,389	585,999
Total cost of sales	440,254	437,322	871,873	707,618

GROSS MARGIN	553,257	507,479	1,082,364	917,288

OPERATING EXPENSES
Depreciation expense	318	3,616	637	–
Selling, general and administrative	679,772	904,002	1,442,793	1,526,655
Total operating expenses	680,090	907,618	1,443,430	1,526,655

LOSS FROM OPERATIONS	(126,833)	(400,139)	(361,066)	(609,367)

OTHER INCOME (EXPENSE)
Other income	(4,997)	100,139	(5,000)	100,139
Change in value of derivative liability	(28,750)	(372,156)	(3,992,316)	(4,295,382)
Interest expense	(132,794)	(71,033)	(189,572)	(169,824)
Conversion cost penalty and reimbursement	–	(3,000)	(4,000)	(546,016)
Amortization of debt discounts	(209,745)	(437,991)	(455,930)	(522,360)
Total other income (expenses)	(376,286)	(784,041)	(4,646,818)	(5,433,443)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(503,119)	(1,184,180)	(5,007,884)	(6,042,810)

LOSS FROM DISCONTINUED OPERATIONS	(103,390)	(86,620)	(78,956)	(99,837)
GAIN FROM DISPOSAL OF DISCONTINUED OPERATIONS	216,013	–	216,013	–
	112,623	–	137,057	99,837

NET INCOME (LOSS) FOR THE PERIOD	$(390,496)	$(1,270,800)	$(4,870,827)	$(6,142,647)

LOSS PER COMMON SHARE FROM CONTINUED OPERATIONS- BASIC AND DILUTED	$(3.19)	$(335.06)	$(38.43)	$(389.53)

EARNINGS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC AND DILUTED	$0.71	$–	$1.05	$(6.44)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	157,856	3,793	130,309	15,513

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY)

FOR THE PERIOD ENDED JUNE 30, 2020 AND 2019

	Preferred Stock Series A, I, K, K-1		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Shares to be Issued		Preferred Stock, Series C and R

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2018	9,647,720	$9,648	2,664,283	$10,657,137	–	$200,000	119	$–
Issuance to balance reverse split partial rounding shares
Issuance of I Series preferred stock as compensation	250,000,000	250,000				(200,000)
Issuance of G Series preferred stock for Key Tax acquisition			325,244	1,300,976
Conversion of I Series preferred stock for common stock	(55,000,000)	(55,000)
Conversion of convertible notes payable
Net loss
Balance, June 30, 2019	204,647,720	$204,648	2,989,527	$11,958,113	–	$–	119	$–

Balance, December 31, 2019	204,647,720	$204,648	2,989,528	$11,958,113	–	$–	284	$198,476
Issuance of preferred stock for services			21,000	84,000			1	4
Preferred stock to be issued						165,000
Issuance of common stock in exchange for preferred stock	(1,447,157)	(1,447)
Issuance of preferred stock in exchange for common stock			119,101	476,404
Dividend on Series G preferred stock
Conversion of convertible notes payable
Reclassify Derivative liabilities to Additional Paid in Capital
Net loss
Balance, June 30, 2020	203,200,563	$203,201	3,129,629	$12,518,517	–	$165,000	285	$198,480

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY)

FOR THE PERIOD ENDED JUNE 30, 2020 AND 2019

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance December 31, 2018	–	$–	60	$1	$39,665,592	$(55,378,603)	$(4,846,225)
Issuance to balance reverse split partial rounding shares			(826)
Issuance of I Series preferred stock as compensation					(50,000)		–
Issuance of G series preferred stock for Key Tax acquisition			50	1	(977)		1,300,000
Conversion of I Series preferred stock into common shares			8,250	8	54,992		–
Conversion of convertible notes payable			1,674	2	788,165		788,167
Reclassify derivative liabilities to additional paid in capital					694,956		694,956
Net loss						(6,142,647)	(6,142,647)
Balance, June 30, 2019	–	$–	9,208	$12	$41,152,728	$(61,521,250)	$(8,205,749)

Balance, December 31, 2019	–	$–	67,742	$68	$43,470,501	$(61,742,235)	$(5,910,429)
Issuance of preferred stock for services					(84,004)		–
Preferred stock to be issued							165,000
Issuance of common stock in exchange for preferred stock			3,500	4	1,444		–
Issuance of preferred stock in exchange for common stock			(320)	(1)	(476,403)		–
Dividend on Series G preferred stock						(187,850)	(187,850)
Conversion of convertible notes payable			231,491	231	171,043		171,274
Reclassify Derivative liabilities to Additional Paid in Capital					452,398		452,398
Sale of Subsidiary	(81,601)	(665,864)			665,864		0
Net loss						(4,870,827)	(4,870,827)
Balance, June 30, 2020	(81,601)	$(665,864)	302,416	$302	$44,200,843	$(66,800,912)	$(10,180,434)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND, 2019

(UNAUDITED)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) for the period	$(4,870,827)	$(6,142,747)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	11,571	39,665
Bad debt expense	–	68,049
Amortization of loan discount	455,930	522,360
Change in value of derivative liability	3,992,316	4,295,382
Conversion cost penalty	4,000	543,016
Conversion cost reimbursement	–	13,520
(Increase) decrease in:
Accounts receivable	14,592	7,249
Deposits	–	(11,721)
Right of use - assets	18,405	–
Prepaids and other	9,421	(6,562)
Due from related party	23,338	–
Increase (decrease) in:	–	–
Accounts payable & Accrued expense	125,266	(5,842)
Accrued officers’ compensation	(104,134)	250,909
Preferred stock payable	165,000	–
Accrued interest	(86,867)	230,983
Right of use - liabilities	18,361	–
Deferred revenue	(19,469)	155,414
Net cash (used in) operating activities	$(243,097)	$(40,325)

Net cash provided by discontinued operations - operating activities	$24,363	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

FINANCING ACTIVITIES
Due to director and officer	9,869	–
Proceeds from convertible notes payable	220,500	209,616
Repayment of convertible notes payable	(13,347)	(96,352)
Repayments of notes payable - related party	(27,265)	–
Proceeds from notes payable - related party	–	45,000
Proceeds from credit line	(500)	–
Proceeds from notes payable	24,549	(8,162)
Proceed from Payment Protection Program	552,746	–
Repayments of interest payable	–	(52,020)
Dividend on Series G preferred stock	(187,850)	–
Net cash provided by financing activities	578,702	98,082

Net cash provided by discontinued operations – financing activities	(51,466)	–
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	308,502	57,757

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,902	118,307

CASH AND CASH EQUIVALENTS, END OF PERIOD	$385,404	$176,064
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$49,077	$52,020
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$171,043	$788,167
Series I preferred stock issued for acquisition	$–	$186
Derivative liability settled upon conversion	$453,697	$694,667
Debt discount from derivative liabilities	$294,000	$258,000

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Description of Business

To date, Cardiff consists of the following wholly-owned subsidiaries:

We Three, LLC dba Affordable Housing Initiative (“AHI”), acquired May 15, 2014

Romeo’s Alpharetta, LLC dba Romeo’s NY Pizza (“Romeo’s”), acquired June 30, 2014, discontinued July 1, 2020

Edge View Properties, Inc., (“Edge View”) acquired July 16, 2014

Repicci’s Franchise Group, LLC (“Repicci’s”), acquired August 10, 2016, discontinued June 1, 2020

Platinum Tax Defenders, LLC (“Platinum Tax”), acquired July 31, 2018

JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), acquired May 2019

Red Rock Travel Group, LLC (“Red Rock”), acquired July 31, 2018, discontinued May 31, 2019

Basis of Presentation and Principles of Consolidation

The accompanying June 30, 2020 interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The financial statements include the accounts of Cardiff, and its wholly-owned subsidiaries: AHI, Edge View, Platinum Tax and Key tax and subsidiaries shown as discontinued operations includes Red Rock Travel Group, LLC, Romeo’s; Repicci’s. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported financial results. Subsidiaries discontinued are shows as discontinued operations.

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

Change in Capital Structure

In January 2020, the Company announced a reverse split of several of its Preferred Stock Classes which has been given retrospective treatment in the financial statements for all periods presented.

In May 2020, the Company affected a 10,000:1 reverse split of Common Stock which has been given retrospective treatment in the financial statements for allperiods presented.

COVID-19 Pandemic

The outbreak of a novel coronavirus throughout the world, including the United States, during early calendar year 2020 has caused widespread business and economic disruption through mandated and voluntary business closings and restrictions on the movement and activities of people (“COVID-19 Pandemic”). We are subject to risks and uncertainties as a result of the COVID-19 Pandemic. The extent of the impact of the COVID-19 Pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the COVID-19 Pandemic is rapidly evolving in many countries, including the United States and other markets where the Company operates. It is expected that many of the Company's customers and suppliers could be impacted by these closings and restrictions which could materially and adversely affect demand for our products, our ability to obtain or deliver inventory or services, and our ability to collect accounts receivables as customers face higher liquidity and solvency risk. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 Pandemic, and it is possible that it could cause an economic downturn, recession, or depression. Such economic disruption could have a material adverse effect on our business. Policymakers around the world have responded with fiscal and monetary policy actions to support the economy. The magnitude and overall effectiveness of these actions remains uncertain.

Revenue Recognition

On January 1, 2018, management adopted ASC 606, Revenue from contracts with customers (“Topic 606”) using the modified retrospective approach for all contracts as of the adoption date. As the adoption of this guidance did not have a significant impact on our consolidated financial adjustment, no adjustments were recorded to prior periods.

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

Franchisor Income

Repicci’s, which was sold back to the original owner, generates some revenues through franchise fees. Revenues from franchise fees are recognized in accordance with guidance Topic 606, as the fees are earned. One-third of the revenues are recognized within 60 days and the balance are recognized over the life of the franchise agreement, which can be up to 15 years. A divestiture of this segment was effective June 1, 2020, and has been presented as discontinued operations for all periods presented.

Financial Services

Our tax services subsidiaries receive payments in advance of service and are recorded as deferred revenue. Revenues are recognized as services are provided.

Rental Income

The Company’s rental revenue is from mobile home leases. The expired leases are considered month-to-month leases. In accordance with section 605- 10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying consolidated balance sheets as of June 30, 2020 and December 31, 2019. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Restaurant Sales

Revenue from restaurant sales were recognized when food and beverage products are sold. We report revenue net of sales taxes collected from customers and remitted to governmental taxing authorities. A divestiture of this segment was completed effective July 1, 2020 and has been presented as discontinued operations for all periods presented.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at June 30, 2020 and December 31, 2019.

Accounts Receivable

Accounts receivable is reported on the condensed consolidated balance sheet at gross amounts due to us. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible. As of June 30, 2020 and December 31, 2019, we had accounts receivable of $84,948 and $99,540, respectively. Accounts receivables primarily are generated from our subsidiaries in their normal course of business.

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

Leases

In accordance with FASB issued Accounting Standards Update (“ASU”) No. 2016-02,” Leases” (Topic 842), the Company recognizes their operating leases on the balance sheet as an asset and liability for leases with lease terms of more than 12 months. ASU 2016-02 became effective on January 1, 2019. Leases under this ASU are presented on the balance sheet as right of use asset and liability. These amounts are presented as right of use - asset and right of use – liability on the balance sheet at June 30, 2020 and December 31, 2019.

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

The following table presents certain investments and liabilities of our financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – June 30, 2020	$–	$–	$6,936,309	$6,936,309

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2019	$–	$–	$3,102,392	$3,102,392

Stock-Based Compensation

We account for stock-based compensation in which we obtain employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of ASC 718-10-30. Pursuant to ASC 718-10-30-6 of the FASB ASC, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

For the periods ending June 30, 2020 and December 31, 2019 we did not have any interest and penalties associated with tax positions. As of June 30, 2020, and December 31, 2019, we did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. We have sustained operating losses since its inception and have negative working capital and an accumulated deficit. These factors raise substantial doubts about our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our December 31, 2019 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

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

2.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2020	December 31, 2019
Accounts payable	$130,524	$228,971
Accrued credit cards	76,316	86,077
Accrued income, payroll and other taxes	306,713	276,614
Accrued advertising	85,996	53,189
Accrued payroll	35,523	58,760
Accrue expense - other	35,626	92,353
Total	$670,698	$795,964

The Company is delinquent paying income, payroll and other taxes. As of June 30, 2020, and December 31, 2019, the balance due for these taxes is $306,713 and $276,614, respectively, as shown in the table above.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2020 and December 31, 2019 is as following:

	June 30, 2020	December 31, 2019
Residential housing	$341,205	$341,205
Furniture, fixture and equipment	76,017	76,017

Total	417,222	417,222
Less: accumulated depreciation	(193,914)	(182,343)
Property and equipment, net	$223,308	$234,879

During the three and six months ended June 30, 2020, total depreciation expense was $5,764, and $11,571, respectively. During the three and six months ended June 30, 2020, depreciation expense recorded in cost of sales was $5,446 and $318 and depreciation recorded in operations was $318 and $637, respectively.

4.	LAND

As of June 30, 2020 and December 31, 2019, we had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. We issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into a residential community.

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

At June 30, 2020 and December 31, 2019, we had outstanding balance of $92,393 and $91,099, respectively.

6.	RELATED PARTY TRANSACTIONS

From time to time, we borrow funds from our Chairman of the Board (“Chairman”) or certain subsidiary managers. Refer to Commitments and Contingencies for additional related party transactions, refer to Note 13.

7.	NOTES PAYABLE

Notes payable at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30 2020	December 31, 2019
Notes Payable - Unrelated Party	$641,900	$207,351
Notes Payable - Related Party	57,481	84,746
Notes Payable – Paycheck Protection Payment	552,746
Total	$1,252,127	$292,097

On March 12, 2009, we entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, we issued warrants to purchase its Common Stock, recorded a $20,000 debt discount which has been fully amortized. We assigned all of our receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, we amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, we repaid $5,000 of the note. No warrants had been exercised before the expiration. As of June 30, 2020, we are in default on this debenture.

Notes Payable

On September 7, 2011, we entered into a Promissory Note agreement (“Note 3”) for $50,000. Note 3 bears interest at 8% per year and matures on September 7, 2016. Interest was payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. The balance of Note 3 was $50,000 at June 30, 2020 and December 31, 2019 and the note is currently in default. Accrued interest on the note at June 30, 2020 was 35,277.

On November 17, 2011, we entered into a Promissory Note agreement (“Note 3-1”) for $50,000. Note 2 bears interest at 8% per year and matures on November 17, 2016. Interest was payable annually on the anniversary of Note 3-1, and the principal and any unpaid interest will be due upon maturity. Note 3-1, was $50,000 at June 30, 2020 and December 31, 2019. respectively. Note 3-1 is currently in default. Accrued interest on the note at June 30, 2020 was 34,500.

On September 9, 2019, we entered into a Senior Secured Promissory Note with an unrelated entity in the amount $410,000. The note bears interest at the rate of 10% per annum and matures September 9, 2020. The Company agreed to use the proceeds to repay amounts owed to existing lender of the Company as identified in the agreement. The note is secured and is current as of June 30, 2020. The balance of the note at June 30, 2020 is $410,000 and accrued interest is $33,137.

Notes Payable – Related Party

We assumed notes payable from the previous owners of which are currently Managers of Key Tax related to the acquisition of Key Tax on May 8, 2019. From time to time, the previous owner which is currently the Manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of June 30, 2020 and December 31, 2019 were $57,481 and $111,706, respectively.

Notes Payable – Paycheck Protection Program Loans

The Company and certain of its subsidiaries (the “Companies”) executed loan agreements with the U.S. Small Business Administration (“SBA”) to participate in the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Companies were granted aggregate proceeds of $552,746 from the SBA. The loans will accrue interest at the rate of 1% to 3.75%. The Companies must pay principal and interest payments ranging from $731 to $14,491 monthly beginning seven to twelve months from the date of the Note with the SBA. Maturity dates range from April 14, 2022 to June 2, 2050.

The loans and accrued interest may be forgivable if the Companies use the funds for eligible purposes. Eligible uses include payroll, benefits, rent and utilities, and maintains its payroll levels. Loan forgiveness will be reduced if the Companies terminates employees or reduces salaries or wages during the necessary period.

The Companies intend to use the proceeds for eligible purposes and believes the current usages are eligible as defined by the SBA. Although, we cannot assure that we will meet the forgiveness criteria and that any or all the loans will be forgiven.

8.	CONVERTIBLE NOTES PAYABLE

Some of the Convertible Notes issued as described below included an anti-dilution provisions that allowed for the adjustment of the conversion price. We considered the guidance provided by the FASB in “Determining Whether an Instrument Indexed to an Entity’s Own Stock,” the result of which indicates that the instrument is not indexed to the issuer’s own stock. Accordingly, we determined that, as the conversion price of the Notes issued in connection therewith could fluctuate based future events, such prices were not fixed amounts. As a result, we determined that the conversion features of the Notes issued in connection therewith are not considered indexed to our stock and characterized the value of the conversion feature of such notes as derivative liabilities.

The balances of convertible notes at June 30, 2020 and December 31, 2019 are $1,977,559 and $1,908,293, respectively. During the six month period January 1, 2020 to June 30, 2020, the Company converted $122,887 of convertible debt, and $37,387 in accrued interest and $7,000 in penalties and fees into 231,494 shares (post reverse split of 10,000:1) of Common Stock and reclassified a $15,000 convertible note to conventional notes payable. We had debt discount of $674,038 and $828,468 as of June 30, 2020 and December 31, 2019 respectively. During the six months ending June 30, 2020 and year ended December 31, 2019, we recorded amortization of debt discounts of $455,930 and $972,047, respectively.

Convertible notes at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
Convertible notes payable	$1,977,559	$1,908,293
Discounts on convertible notes payable	(674,038)	(828,468)
Total convertible debt less debt discount	1,303,521	1,079,825
Current portion	1,303,521	595,257
Long-term portion	$–	$484,568

The following is a schedule of convertible notes payable from December 31, 2019 to June 30, 2020.

Note #	Issuance	Maturity	Principal Balance 12/31/19	New Loans and Reclasses	Cash Paydown	Principal Conversions	Default	Principal Balance 6-30-20	Interest Expense On Convertible Debt For Six Months Ended 6-30-20	Accrued Interest on Convertible Debt at 6-30-20
1	8/21/08	8/21/2009	$150,000	$–	$–	$–	Yes	$150,000	$9,100	$213,708
7	2/9/16	On demand	8,485	–	–	–	Yes	8,485	858	3,270
7-1	10/28/16	10/28/2017	25,000	–	–	–	Yes	25,000	2.528	12,848
8	3/8/16	3/8/2017	1,500	–	–	–	Yes	1,500	152	10,015
9	9/12/16	9/12/2017	80,000	–	–	–	Yes	80,000	8,089	55,965
10	1/24/17	1/24/2018	32,621	–	–	–	Yes	32,621	3,298	26,510

11-1	2/21/17	2/21/2018	9,733	–	–	–	Yes	9,733	984	3,517
11-2	3/16/17	3/16/2018	20,032	–	–	–	Yes	20,032	2,025	4,393

13-2	7/24/18	1/24/2019	92,205	(48,246)	–	–	Yes	43,959	4,000	28,022

22	7/10/18	1/10/2021	953,414	(117,799)	(13,347)	–	–	822,268	49,077	108,416
22-1	2/20/19	1/10/2021	–	61,704	–	–	–	61,704	3,743	10,093
22-3	4/10/19	1/10/2021	–	56,095	–	–	–	56,095	3,403	8,548
25	8/13/18	2/13/2019	78,314	48,246	–	(4,280)	Yes	122,280	11,039	79
26	8/10/17	1/27/2018	20,000	–	–	–	Yes	20,000	1,517	6,050

29-1	11/8/19	11/8/2020	141,122	–	–	(23,937)	–	117,185	5,078	1,536
29-2	11/8/19	11/8/2020	62,367	–	–	–	–	62,367	2,522	2,522
30	7/26/19	7/26/2020	73,500	–	–	(73,500)	–	–	511	–
31	8/28/19	8/28/2020	120,000	–	–	(21,170)	–	98,830	4,385	6,628
32	5/22/19	5/10/2020	25,000	–	–	–	–	25,000	1,896	3,118
33	2/11/20	2/11/2021	–	157,500	–	–	–	157,500	3,675	3,675
34	5/18/20	5/18/21	–	63,000	–	–	–	63,000	452	452
			$1,908,293	$205,500	$(13,347)	$(122,887)	–	$1,977,559	$118,333	$509,349

9.	FAIR VALUE MEASUREMENT

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

As of June 30, 2020, and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the 3 months ended June 30, 2020, the Company’s stock price decreased from its initial valuation and thus, the derivative liability also decreased. Generally, as the stock price decreases for each of the related convertible notes that have an embedded derivative liability, the value of the derivative liability decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s convertible notes with an embedded derivative liability.

We used the Black-Scholes Model to measure the fair value of the derivative liabilities of $6,936,309 and $3,102,392 on June 30, 2020 and December 31, 2019, respectively. We recorded a net increase of $412,699 in the derivative liability for the six months ended June 30, 2020.

The following table provides a summary of changes in fair value of our Level 3 financial liabilities for the three months ended June 30, 2020:

Derivative Liability, December 31, 2019	$3,102,392
Day 1 Loss	564,952
Discount on derivatives	294,000
Derivatives settled	(452,398)
Mark to market adjustment	3,427,363
Derivative Liability, June 30, 2020	$6,936,309

The above tables also include derivative liabilities related to warrants to purchase common stock of $143 at June 30, 2020. Net loss for the period included mark-to-market adjustments relating to the liabilities held during the six months ended June 30, 2020 in the amounts of $4,435. See note 13 for derivative liabilities from discontinued operations.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

For the Periods Ended
	June 30, 2020	December 31, 2019
Volatility	1,055.4% - 1,140.6%	378.8% - 1,872.7%
Risk-free interest rate	.16% - .18%	1.55% - 1.62%
Expected term	1.0 – 2.0	.47 – 2.8

10.	CAPITAL STOCK

Preferred Stock

During January 2020, we facilitated a reverse split of several classes our Preferred Stock which has been given retrospective treatment in these financial statements. In addition to the reverse stock split, management established new rights & privileges for certain classes of preferred stock. The reverse split ratio ranges from 1.6:1 to 307.7:1 resulting in a reclassification of $98,989 from preferred stock to additional paid in capital. The rights and privileges were changed with unanimous consent of all parties. All holders agreed to replace existing rights and privileges with new uniform conditions and a simplified uniform preferred $4.00 per share stated value.

Common Stock

During the six months ended June 30, 2020, we issued the following transactions:

•	166,170 shares of common stock were issued upon conversion of certain convertible notes payable (see Footnote 9).

•	On January 9, 2020, we issued 25,000 warrants and a free trading common share certificate in the amount of 3,500 shares of common stock for settlement of a threatened lawsuit.

•	On May 11, 2020, the Company completed a reverse stock split of 10,000:1 for common shares. In conjunction with the reverse stock split, the Company cancelled partial rounding shares to balance the shares outstanding.

These transactions are reflecting a retrospective treatment of common stock that was a reverse split effective in May 11, 2020.

11.	WARRANTS

The initial and ending valuation of the warrants as of June 30, 2020 are as follows:

Six Months June 30, 2020
Initial Valuation	$6,135
Ending Value	$143

The table below set forth the assumptions for the Black-Scholes Model June 30, 2020:

Three Months June 30, 2020
Volatility	1,055.4%-1,140.6%
Risk-free interest rate	.16% - .180%
Expected term	0.11 – 5.28

Accordingly, the $5,592 change in warrant values in earnings during the six months ended June 30, 2020.

The following tables summarize all warrant outstanding as of June 30, 2020, and the related changes during this period. The warrants expire three years from grant date, which as of June 30, 2020 is 1.7 years. The intrinsic value of the warrants as of June 30, 2020 is $-0-.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2019	6,614,287	$0.21
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at June 30, 2020	6,614,287	0.21
Warrants Exercisable at December 31, 2019	6,614,287	$0.21

12.	DISCONTINUED OPERATIONS

Management has decided to divest from the food services sector due primarily to a shift in strategy to focus time and resources on opportunities in the financial services sector to build upon its tax subsidiaries with related debt, credit, billing, and real estate opportunities. The Company’s restaurant franchise operations have been hard hit by the economic pressure of the Covid-19 pandemic and the subsequent directives and responses to this crisis taken by the federal, state, and local government. In light of current circumstances arising from the COVID-19 pandemic, Cardiff as a public reporting company must evaluate what we should and are obligated to do in order to protect shareholders from the negative effects of this pandemic.

As a result, management entered into agreements with the existing managers who were the original owners of Romeo’s NY Pizza (“Romeo’s”) and Repicci’s Franchise Group (“Repicci’s”) to buyback the subsidiaries previously purchased by Cardiff Lexington Corp.

Cardiff Lexington Corp. (the “Company”) and the Repicci’s manager have entered into a Resignation, Release & Buyback and Resignation, Release & Buyback Agreement Addendum (“Agreements”) which was effective June 1, 2020. Pursuant to the Agreement, the Repicci’s manager resigned employment from the Company effective June 1, 2020 and has purchased the Repicci’s subsidiary in exchange for returning 81,601 Preferred Shares Series H stock (“Preferred H”) which will be treasury stock. The Repicci’s manager will retain 37,500 shares of Preferred H shares subject to the terms of the Agreement. There was a gain on disposal in the amount of $216,013. ..

Cardiff Lexington Corp. (the “Company”) and the Romeo’s manager have entered into a Resignation, Release & Buyback and Resignation, Release & Buyback Agreement Addendum (“Agreements”) which is effective July 1, 2020. Pursuant to the Agreement, the Romeo’s manager has resigned employment from the Company effective July 1, 2020 and has purchased back the Romeo’s subsidiary in exchange for returning 212,500 Preferred Shares Series D stock (“Preferred D”). The Romeo’s manager will retain 37,500 shares of Preferred H shares subject to the terms of the Agreement.

Net liabilities of discontinued operations at June 30, 2020 and December 31, 2019 are $2,374,181 and $2,555,837, respectively. Net loss from discontinued operations for the six months ending June 30, 2020 and December 31, 2019 are $78,956 and $99,837, respectively.

	June 30, 2020	December 31, 2019
Net liabilities of discontinued operations
Cash	$162,220	(26,706)
Receivables	58,407	18,585
Inventories	–	3,079
Other assets	18,656	1,486
Right of use assets	282,972	291,330
Property and Equipment	74,691	92,021
Total assets	596,946	379,795

Accounts payable & accrued expenses	1,915,724	1,950,783
Accrued expenses - related party		74,513
Accrued interest	137,263	96,729
Right of use liabilities	290,329	296,605
Deferred revenue		61,218
Notes payable	475,219	77,540
Derivative liability	152,592	138,244
Total liabilities	2,971,127	2,695,632

Net liabilities of discontinued operations	$(2,374,181)	$(2,315,837)

Net loss from discontinued operations
Revenue	$283,661	468,666
Cost of sales	82,399	364,947
Selling, general and administrative expenses	226,061	168,364
Interest expense	39,809	35,192
Change in value of derivative liability	14,348	–
Net loss from discontinued operations	$(78,956)	$(99,837)

13.	COMMITMENTS AND CONTINGENCIES

Leases

We recorded operating lease expense of $42,387 and $34,953 for the six months ended June 30, 2020 and December 31, 2019, respectively.

The Company has property leases that are renewable on an annual basis, with no long-term property leases.

Employees

We have an employment agreement effective August 1, 2020 to December 31, 2025 with the Chairman of the Board, Mr. Thompson. with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement. We provide for compensation of $30,000 per month along with additional incentives.

We have an employment agreement effective August 1, 2020 to December 31, 2025 with the Chief Executive Officer, Mr. Cunningham with automatic extension for additional successive one (1) year renewals terms unless terminated as defined the agreement. We provide for compensation of $30,000 per month.

We have an employment agreement with the Chief Operating Officer, effective June 13 2016 to December 31, 2021 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement. We provide for compensation of $10,000 per month.

We have an employment agreement with the Chief Financial Officer, effective January 27 2020 to December 31, 2021 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement. We provide for compensation of $8,333 per month.

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

We acquired Redrock Travel on May 1, 2018. Our board of directors decided to terminate the acquisition agreement and to file for the cancelation of the Redrock Stock Class with the State of Florida. A declaration has been served notifying Red Rock and its investors the Board nor officer of the Company approved any transactions entered into with Red Rock.  The Company is awaiting a response.

14.	INCOME TAXES

At June 30, 2020 the Company had federal and state net operating loss carry forwards of approximately $21,789,870 that expire in various years through the year 2038.

15.	SEGMENT REPORTING

The Company has two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

(1)	Affordable Housing (We Three) and

(2)	Financial Resolution Services (Platinum and Key Tax)

These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, bookkeeping and general accounting.

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

	As of June 30, 2020	As of December 31, 2019
Assets:
Affordable Housing Rentals	$296,217	$299,565
Financial Services	4,597,428	4,302,238
Others	253,335	269,401
Consolidated assets	$5,146,980	$4,871,204

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019
Revenues:
Affordable Housing Rentals	$40,615	$43,500
Financial Services	952,896	901,301
Other	–	–
Total revenues	$993,511	$944,801

Cost of Sales:
Affordable Housing Rentals	$44,663	$54,456
Financial Services	395,591	382,866
Other	–
Total cost of sales	$440,254	$437,322

Income (Loss) from operations from subsidiaries:
Affordable Housing Rentals	$(3,348)	$(76,430)
Financial Services	99,943	6,942

Total Income (Loss)	96,595	$(69,488)

Loss from operations from Cardiff Lexington	$(384,830)	$(248,474)

Income (Loss) before discontinued operation and before taxes
Affordable Housing Rentals	$(4,139)	$(81,897)
Financial Services	73,947	6,624
Other	(572,927)	(1,108,907)
Total Loss	$(503,119)	$(1,184,180)

	For the Six Months Ended June 30,
	2020	2019
Revenue:
Affordable Housing Rentals	$78,827	$96,378
Financial Services	1,875,410	1,528,528
Other
Total Revenue	$1,954,237	$1,624,906

Cost of Sales:
Affordable Housing Rentals	$81,484	$121,619
Financial Services	790,389	585,999
Total Cost of Sales	$871,873	$707,618

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(3,348)	$(96,536)
Financial Services	99,943	36,569
Total Income (Loss)	$96,595	$(59,967)

Loss From Operations from Cardiff Lexington	$(457,661)	$(482,114)

Income (Loss) before discontinued operations and before taxes:
Affordable Housing Rentals	$(3,348)	$(107,470)
Financial Services	82,088	35,932
Other	(5,086,624)	(5,971,272)
Total Loss	$(5,007,884)	$(6,042,810)

16.	SUBSEQUENT EVENTS

Cardiff Lexington Corp. (the “Company”) and the Romeo’s manager have entered into a Resignation, Release & Buyback and Resignation, Release & Buyback Agreement Addendum (“Agreements”) which is effective July 1, 2020. Pursuant to the Agreement, the Romeo’s manager has resigned employment from the Company effective July 1, 2020 and has purchased back the Romeo’s subsidiary in exchange for returning 212,500 Preferred Shares Series D stock (“Preferred D”) which will be cancelled and represents 85% of the total Preferred D shares. The Romeo’s manager will retain 37,500 shares of Preferred H shares subject to the terms of the Agreement.

The chairman of the board and the chief executive officer have entered into employment agreements effective July 15, 2020 through December 31, 2025. The agreements have an automatic extension for additional successive one (1) year renewals terms unless terminated as defined the agreement. We provide for compensation of $30,000 per month.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements including the related notes, and the other financial information included in this report. For ease of reference, “the Company”, “we,” “us” or “our” refer’s to Cardiff Lexington Corp., and Legacy Card Company, Inc. (d/b/a: Mission Tuition) unless otherwise stated.

Cautionary Statement Concerning Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Cardiff Lexington Corp. and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenue and income of Cardiff Lexington Corp., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Cardiff Lexington Corp. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

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

Through inception until December 2014, we have restructured ourselves into a holding company and have acquired several additional businesses; We Three, Inc, Romeo’s NY Pizza (divested in July 2020), Edge View Properties, Repicci’s Franchise Group (divested in June 2020), Platinum Tax Defenders, Red Rock Travel (divested May 31, 2019) and Key Tax Group.

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

We were incorporated in August 2001. In 2014 the Company developed into a Holding Company focusing on acquiring small to medium size Companies that meet the following criteria: 1. Profitable; 2. Good Management; 3. little to no debt. Our efforts are focused on development and growth of our existing subsidiaries and acquiring new acquisitions that meet our requirements. Further, there is no guarantee that we will be successful in realizing revenues or in achieving or sustaining a positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you hold, and could result in the loss of your entire investment.

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

Management has decided to divest from the food sector and, as a result, the Company has divested from Repicci’s effective June 30, 2020 and divested from Romeo’s effective July, 2020.

ROMEO'S: Romeo's NY Pizza - Established in Paterson, New Jersey in 1945. Romeo's NY Pizza makes authentic NY pizza, making their dough in-house, using the finest cheese and ingredients available. A divestiture of this segment was effective July 1, 2020 and shown as discontinued operations for periods presented.

REPICCI’S: Repicci’s Franchise Group offers franchisees for the operation of “Repicci’s Italian Ice” franchises. These franchised stores specialize in the distribution of nonfat frozen confections. A divestiture of this segment was effective June 1, 2020 and shown as discontinued operations for periods presented.

Results of Operations

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019
Revenues:
Affordable Housing Rentals	$40,615	$43,500
Financial Services	952,896	901,301
Other
Total revenues	$993,511	$944,801

Cost of Sales:
Affordable Housing Rentals	$44,663	$54,456
Financial Services	395,591	382,866
Other	–
Total cost of sales	$440,254	$437,322

Income (Loss) from operations from subsidiaries
Affordable Housing Rentals	$(3,348)	$(76,430)
Financial Services	99,943	6,942
Total Income (Loss) from operations from subsidiaries	96,595	$(69,488)

Loss from operations from Cardiff Lexington	$(384,830)	$(248,474)

Income (Loss) before discontinued operations and before taxes
Affordable Housing Rentals	$(4,139)	$(81,897)
Financial Services	73,947	6,624
Corporate and Administration	(572,927)	(1,108,907)
Total Income (Loss) before discontinued operations and before taxes	$(503,119)	$(1,184,180)

	For the Six Months Ended June 30,
	2020	2019
Revenue:
Affordable Housing Rentals	$78,827	$96,378
Financial Services	1,875,410	1,528,528
Other
Total Revenue	$1,954,237	$1,624,906

Cost of Sales:
Affordable Housing Rentals	$81,484	$121,619
Financial Services	790,389	585,999
Total Cost of Sales	$871,873	$707,618

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(3,348)	$(96,536)
Financial Services	99,943	36,569
Total Income (Loss) from operations from subsidiaries	$96,595	$(59,967)

Loss From Operations from Cardiff Lexington	$(457,661)	$(482,114)

Loss before discontinued operations and before taxes:
Affordable Housing Rentals	$(3,348)	$(107,470)
Financial Services	82,088	35,932
Other	(5,086,624)	(5,971,272)
Total Loss before discontinued operations and before taxes	$(5,007,884)	$(6,042,810)

Revenues were $993,511 and $1,954,237 for the three and six months ended June 30, 2020 compared to revenues of $944,801 and $1,624,906 for the same period in 2019 an increase of 4.9% and 16.9%, respectively. The increase is primarily attributable to the acquisition of Key Tax Group in May 8, 2019 and the high-level deferred revenue recorded in the 4th quarter of 2019 resulting in higher revenue in 2020.

Cost of sales were $440,254 and $871,873 for the three and six months ended June 30, 2020 compared to cost of sales of $437,322 and $707,618 for the same period in 2019 an increase of 1% in 2020 and an increase of 18.8% in 2019. The increases are primarily attributable to the acquisition of Key Tax Group in May 8, 2019 and an increase in advertising and promotions expense.

Operating expenses were $680,090 and $1,443,430 for the three and six months ended June 30, 2020 compared to operating expenses of $907,618 and $1,526,655 for the same period in 2019 resulting in decreases of 33.5% and 5.8%. The decreases are primarily due to a reduction in professional fees and contract labor offset by an increase in operating expenses from the acquisition of Key Tax Group in the second quarter of 2019.

The Company has been affected by the economic pressure of the COVID-19 pandemic and the subsequent directives and responses to this crisis taken by the federal, state, and local government. Several of our subsidiaries have been hard-hit by the pandemic. We were able to secure Paycheck Protection Program (PPP) loans to offset the reduction in revenues and profitability.

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

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debenture convertible notes. At June 30, 2020, we had $385,404 in cash and cash equivalents, total assets of $5,146,980 and total liabilities of $15,327,414.

Net cash used in operating activities was $243,097 and $40,325 for the six months ended June 30, 2020 and 2019, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $4,870,827 and $6,142,747, respectively. These amounts were partially offset by non-cash expenses related to amortization of debt discount, and change in derivative liability related to convertible notes which were $3,992,316, and $4,295,392, respectively.

Net cash provided by financing activities was $578,702 and $98,082 for the six months ended June 30, 2020 and 2019, respectively. The increase in financing activities during the periods were primarily attributable to proceeds from convertible notes and Paycheck Protection Program notes in the amounts of $773,246 compared to proceeds from convertible notes of $209,616 in the six months ended June 2019 partially offset by distributions of $185,538.

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

Off Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended June 30, 2020.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated: August 14, 2020	CARDIFF LEXINGTON CORP.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Executive Officer

	By:	/s/ Steven Healy
Steven Healy
Chief Financial Officer and Principal Financial Officer

