Form 10-Q
period 2020-09-30
Cardiff Lexington Corp
filed 2020-11-16
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐          No ☒

As of November 11, 2020, 2,076,903 shares of Common Stock, par value $0.001 per share, were issued and outstanding.

FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORP.

For the Quarter ended September 30, 2020

The following financial statements and schedules of the registrant are submitted herewith:

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:	3
	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2020 (unaudited) and for the Three and Nine Months ended September 30, 2019 (unaudited)	5
	Condensed Consolidated Statement of Deficiency in Shareholders’ Equity for the Period ended September 30, 2020 and 2019 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2020 and 2019 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	35

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019
	(Unaudited)	Audited
ASSETS
Current assets
Cash	$227,772	$76,902
Accounts receivable-net	65,309	99,540
Prepaid and other assets	1,368	10,234
Total current assets	294,449	186,676

Property and equipment, net of accumulated depreciation of $193,914 and $182,343, respectively	217,543	234,879
Land	603,000	603,000
Intangible assets, net	253,550	253,550
Goodwill	3,499,963	3,499,963
Deposits	13,600	13,600
Right of use assets	62,665	90,799
Due from related party	–	23,338
Other assets	–	10,000
Total assets	$4,944,770	$4,915,805

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expense	$629,097	$795,964
Accrued expenses - related parties	1,697,057	1,447,487
Accrued interest	710,689	586,461
Right of use - liability	64,194	92,328
Due to director & officer	126,849	136,349
Deferred revenue	367,876	235,895
Line of credit	51,481	91,099
Common stock to be issued	–	500
Notes payable	944,713	207,351
Notes payable - related party	46,545	84,746
Convertible notes payable, net of debt discounts of $649,391 and $140,619, respectively	1,549,468	595,257
Net liabilities of discontinued operations	2,425,100	2,555,837
Derivative liability	3,168,106	3,102,392
Total current liabilities	11,781,175	9,931,666

Other Liabilities
Notes payable	249,057	410,000
Convertible notes payable, net of current portion and net of debt discounts of $0 and $687,849, respectively	–	484,568
Total liabilities	$12,030,232	$10,826,234

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019
	(Unaudited)	Audited
Deficiency in shareholders' equity
Preferred stock
Preferred Stock Series B- 3,000,000 shares authorized, no par, stated value $4.00, 1,775,254 and 1,733,254 shares issued and outstanding at September 30, 2020 and December 31, 2019	7,182,014	6,933,012
Preferred Stock Series C- 500 shares authorized, no par, stated value $4.00, 120 and 120 shares issued and outstanding at September 30, 2020 and December 31, 2019	480	480
Preferred Stock Series D- 800,000 shares authorized, no par, stated value $4.00, 250,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	1,000,000	1,000,000
Preferred Stock Series E- 1,000,000 shares authorized, no par, stated value $4.00, 150,749 shares issued and outstanding at September 30, 2020 and December 31, 2019	602,998	602,998
Preferred Stock Series F- 800,000 shares authorized, no par, stated value $4.00, 175,043 shares issued and outstanding at September 30, 2020 and December 31, 2019	700,173	700,173
Preferred Stock Series F-1- 800,000 shares authorized, no par, stated value $4.00, 35,745 shares issued and outstanding at September 30, 2020 and December 31, 2019	142,983	142,983
Preferred Stock Series G- 20,000,000 shares authorized, no par, stated value $4.00, 325,245 shares issued and outstanding at September 30, 2020 and December 31, 2019	1,300,976	1,300,976
Preferred Stock Series H- 4,859,379 shares authorized, no par, stated value $4.00, 119,101 and -0- shares issued and 37,500 and -0- shares outstanding at September 30, 2020 and December 31, 2019	476,405	–
Preferred Stock Series I- 500,000,000 shares authorized, par value of $.001, 195,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	195,000	195,000
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at September 30, 2020 and December 31, 2019	8,201	8,200
Preferred Stock Series K1- 35,000,000 shares authorized, par value of $.001, -0- and 1,447,157 shares issued and outstanding at September 30, 2020 and December 31, 2019	–	1,447
Preferred Stock Series L- 100,000,000 shares authorized, no par, stated value $4.00, 319,492 shares issued and outstanding at September 30, 2020 and December 31, 2019	1,277,968	1,277,968
Preferred Stock Series R- 5,000 shares authorized, stated value of $1,200, 165 shares issued and outstanding at September 30, 2020 and December 31, 2019	198,000	198,000
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 1,490,212 and 67,742 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,490	68
Treasury stock; 81,601 and 0 shares of Series H Preferred stock at September 30, 2020 and December 31, 2019, respectively, and 212,500 and 0 shares of Series D Preferred stock at September 30, 2020 and December 31, 2019, respectively	(2,365,864)	–
Additional paid-in capital	46,052,351	43,470,501
Accumulated deficit	(63,858,637)	(61,742,235)
Total deficiency in shareholders' equity	(7,085,462)	(5,910,429)
Total liabilities and deficiency in shareholders' equity	$4,944,770	$4,915,805

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
	(Unaudited)	Audited	(Unaudited)	Audited
REVENUE
Rental income	$31,993	$39,199	$110,820	$135,577
Financial Services	675,915	1,288,116	2,551,325	2,816,644
Total revenue	707,908	1,327,315	2,662,145	2,952,221

COST OF SALES
Rental business	39,279	32,254	120,763	153,873
Financial Services	437,707	372,642	1,228,096	958,641
Total cost of sales	476,986	404,896	1,348,859	1,112,514

GROSS MARGIN	230,922	922,419	1,313,286	1,839,707

OPERATING EXPENSES
Depreciation expense	319	(1,945)	956	9,373
Selling, general and administrative	761,171	768,029	2,203,964	2,282,722
Total operating expenses	761,490	766,084	2,204,920	2,292,095

INCOME (LOSS) FROM OPERATIONS	(530,568)	156,335	(891,634)	(452,388)

OTHER INCOME (EXPENSE)
Other income	–	33,644	(5,003)	134,142
Change in value of derivative liability	3,864,938	(2,340,167)	(127,378)	(6,635,549)
Interest expense	(78,622)	(49,352)	(268,194)	(220,179)
Conversion cost penalty and reimbursement	(10,003)	(136,401)	(14,000)	(682,416)
Amortization of debt discounts	(260,050)	(302,846)	(715,980)	(825,206)
Total other income (expenses)	(3,516,263)	(2,795,122)	(1,130,555)	(8,229,208)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	2,985,695	(2,638,787)	(2,022,189)	(8,681,596)

LOSS FROM DISCONTINUED OPERATIONS	(22,280)	(351,672)	(101,236)	(451,510)
(LOSS) GAIN FROM DISPOSAL OF DISCONTINUED OPERATIONS	(21,140)	–	194,873	–
	(43,420)	(351,672)	93,637	(451,510)

NET INCOME (LOSS) FOR THE PERIOD	$2,942,275	$(2,990,459)	$(1,928,552)	$(9,133,106)

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$3.08	$(95.89)	$(4.94)	$(599.26)
Discontinued Operations	$(0.04)	$(12.78)	$0.23	$(31.17)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$–	$(95.89)	$(4.94)	$(599.26)
Discontinued Operations	$(0.04)	$(12.78)	$–	$(31.17)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	968,379	27,520	409,666	14,487
Discontinued Operations	968,379	27,520	409,666	14,487

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	6,394,936,792	27,520	409,666	14,487
Discontinued Operations	968,379	27,520	1,444,295,468,290	14,487

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN SHAREHOLDERS' EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred Stock Series A, I, K, K-1		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Shares to be Issued		Preferred Stock, Series C and R
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2018 Audited	9,647,720	$9,648	2,664,283	$10,657,137	–	$200,000	119	$–
Issuance to balance reverse split partial rounding shares	–	–	–	–	–	–	–	–
Issuance of I Series preferred stock as compensation	250,000,000	250,000	–	–	–	(200,000)	–	–
Issuance of G Series preferred stock for Key Tax acquisition	–	–	325,244	1,300,976	–	–	–	–
Conversion of I Series preferred stock for common stock	(55,000,000)	(55,000)	–	–	–	–	–	–
Conversion of convertible notes payable	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, September 30, 2019 Unaudited	204,647,720	$204,648	2,989,527	$11,958,113	–	$–	119	$–

Balance, December 31, 2019 Audited	204,647,720	$204,648	2,989,528	$11,958,113	–	$–	284	$198,476
Issuance of preferred stock for services	–	–	21,000	84,000	–	–	1	4
Preferred B stock to be issued	–	–	–	–	–	165,000	–	–
Issuance of common stock in exchange for preferred stock	(1,447,157)	(1,447)	–	–	–	–	–	–
Issuance of preferred stock in exchange for common stock	–	–	119,101	476,404	–	–	–	–
Dividend on Series G preferred stock	–	–	–	–	–	–	–	–
Conversion of convertible notes payable	–	–	–	–	–	–	–	–
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–	–	–
Issuance of Common Stock	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, September 30, 2020 (Unaudited)	203,200,563	$203,201	3,129,629	$12,518,517	–	$165,000	285	$198,480

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN SHAREHOLDERS' EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2020 AND 2019

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance December 31, 2018 Audited	–	$–	60	$1	$39,665,592	$(55,378,603)	$(4,846,225)
Issuance to balance reverse split partial rounding shares	–	–	(826)	–	–	–
Issuance of I Series preferred stock as compensation	–	–		–	(50,000)	–	–
Issuance of G series preferred stock for Key Tax acquisition	–	–	50	1	(977)	–	1,300,000
Conversion of I Series preferred stock into common shares	–	–	8,250	8	54,992	–	–
Conversion of convertible notes payable	–	–	44,075	44	950,193	–	950,237
Reclassify derivative liabilities to additional paid in capital	–	–	–	–	2,721,606	–	2,721,606
Net loss	–	–	–	–	–	(9,133,106)	(9,133,106)
Balance, September 30, 2019 Unaudited	–	$–	51,609	$54	$43,341,406	$(64,511,709)	$(9,007,488

Balance, December 31, 2019 Audited	–	$–	67,742	$68	$43,470,501	$(61,742,235)	$(5,910,429)
Issuance of preferred stock for services	–	–	–	–	(84,004)	–	–
Preferred stock to be issued	–	–	–	–	–	–	165,000
Issuance of common stock in exchange for preferred stock	–	–	3,500	4	1,444	–	–
Issuance of preferred stock in exchange for common stock	–	–	(320)	(1)	(476,403)	–	–
Dividend on Series G preferred stock	–	–	–	–	–	(187,850)	(187,850)
Conversion of convertible notes payable	–	–	1,255,476	1,255	231,047	–	232,302
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	544,066	–	544,066
Sale of Subsidiary	(294,101)	(2,365,864)	–	–	2,365,864	–	–
Issuance of Common Stock	–	–	163,814	164	(164)	–	–
Net loss	–	–	–	–	–	(1,928,552)	(1,852,629)
Balance, September 30, 2020 (Unaudited)	(294,101)	$(2,365,864)	1,490,212	$1,490	$46,052,351	$(63,858,637)	$(7,085,462)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND, 2019

(UNAUDITED)

	2020	2019
	(Unaudited)	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) for the period	$(1,928,552)	$(9,133,106)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	17,336	53,549
Bad debt expense	–	–
Amortization of loan discount	715,980	825,206
Change in value of derivative liability	127,208	6,635,549
Conversion cost penalty	28,145	668,897
Conversion cost reimbursement	–	13,520
(Increase) decrease in:
Accounts receivable	34,231	(161,694)
Deposits	–	5,000
Other assets	10,000	(22,704)
Right of use - assets	28,134	–
Prepaids and other	8,866	203
Due from related party	23,338	–
Increase (decrease) in:
Accounts payable & Accrued expense	(166,867)	45,844
Accrued officers’ compensation	219,570	37,450
Preferred stock payable	165,000	–
Accrued interest	169,828	146,917
Right of use - liabilities	(28,134)	–
Deferred revenue	131,981	(882,813)
Net cash (used in) operating activities	$(443,936)	$(1,768,182)

Net cash (used in) provided by discontinued operations - operating activities	$(130,737)	$1,459,052

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
FINANCING ACTIVITIES
(Repayments to) advances from director and officer	20,500	37,450
Proceeds from convertible notes payable	415,000	193,500
Repayment of convertible notes payable	(20,207)	(235,763)
Repayments of notes payable - related party	(154,586)	–
Proceeds from notes payable - related party	116,385	–
Repayments on credit line	(39,618)	(1,999)
Proceeds from notes payable	24,019-	410,000
Proceed from SBA loan	551,900	–
Repayments of interest payable	–	(67,394)
Dividend on Series G preferred stock	(187,850)	–
Net cash provided by financing activities	725,543	335,794

Net cash provided by discontinued operations – financing activities	–	–

NET INCREASE IN CASH AND CASH EQUIVALENTS	150,870	26,664

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,902	118,307

CASH AND CASH EQUIVALENTS, END OF PERIOD	$227,772	$144,971
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$87,625	$67,394
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$212,327	$950,237
Series I preferred stock issued for acquisition	$–	$1,300,000
Derivative liability settled upon conversion	$544,066	$2,721,606
Goodwill	$–	$1,407,915
Debt discount from derivative liabilities	$488,500	$258,000
Treasury stock redemptions from disposal of discontinued operations	$2,365,864	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Platinum Tax Defenders, LLC (“Platinum Tax”), acquired July 31, 2018

JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), acquired May 2019

Red Rock Travel Group, LLC (“Red Rock”), acquired July 31, 2018, discontinued May 31, 2019

Basis of Presentation and Principles of Consolidation

The accompanying September 30, 2020 interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

In May 2020, the Company affected a 10,000:1 reverse split of Common Stock which has been given retrospective treatment in the financial statements for all periods presented.

COVID-19 Pandemic

The outbreak of a novel coronavirus throughout the world, including the United States, during early calendar year 2020 has caused widespread business and economic disruption through mandated and voluntary business closings and restrictions on the movement and activities of people (“COVID-19 Pandemic”). We are subject to risks and uncertainties as a result of the COVID-19 Pandemic. See the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for discussion on results of operations for the three and nine months ended September 30, 2020. The extent of the impact of the COVID-19 Pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the COVID-19 Pandemic is rapidly evolving in many countries, including the United States and other markets where the Company operates. It is expected that many of the Company's customers and suppliers could be impacted by these closings and restrictions which could materially and adversely affect demand for our products, our ability to obtain or deliver inventory or services, and our ability to collect accounts receivables as customers face higher liquidity and solvency risk. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 Pandemic, and it is possible that it could cause an economic downturn, recession, or depression. Such economic disruption could have a material adverse effect on our business. Policymakers around the world have responded with fiscal and monetary policy actions to support the economy. The magnitude and overall effectiveness of these actions remains uncertain.

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

The decrease in revenue for both the three months and nine months ended September 30, 2020 is primarily attributable to the COVID-19 pandemic. Both the affordable housing and financial services segments have been hit hard by the COVID-19 pandemic, due mainly to the significant increase in unemployment, which directly affected our subsidiaries prospects and customer base. We believe the same segment of the population which were heavily hit by unemployment were those who we provide our services and are no longer able to afford our services.

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

The Company recognizes revenue from our financial service subsidiaries based on the five-step approach discussed above and from our affordable housing subsidiary based on primarily monthly rentals of mobile homes. As allowed by a practical expedient in Topic 606, the entity recognizes revenue in the amount to which the entity has a right to invoice. The term between invoicing and when payment is due is not significant.

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

Financial Services

Our financial services subsidiaries receive payments in advance of service and are recorded as deferred revenue. Revenues are recognized as services are provided.

Rental Income

The Company’s rental revenue is from mobile home leases. The expired leases are considered month-to-month leases. In accordance with section 605- 10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying consolidated balance sheets as of September 30, 2020 and December 31, 2019. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Restaurant Sales

Revenue from restaurant sales were recognized when food and beverage products are sold. We report revenue net of sales taxes collected from customers and remitted to governmental taxing authorities. A divestiture of this segment was completed effective July 1, 2020 and has been presented as discontinued operations for all periods presented.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at September 30, 2020 and December 31, 2019.

Accounts Receivable

Accounts receivable is reported on the condensed consolidated balance sheet at gross amounts due to us. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible. As of September 30, 2020 and December 31, 2019, we had accounts receivable of $70,989 and $118,125, respectively. Accounts receivables primarily are generated from our subsidiaries in their normal course of business.

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

Leases

In accordance with FASB issued Accounting Standards Update (“ASU”) No. 2016-02,” Leases” (Topic 842), the Company recognizes their operating leases on the balance sheet as an asset and liability for leases with lease terms of more than 12 months. ASU 2016-02 became effective on January 1, 2019. Leases under this ASU are presented on the balance sheet as right of use asset and liability. These amounts are presented as right of use - asset and right of use – liability on the balance sheet at September 30, 2020 and December 31, 2019.

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

The following table presents certain investments and liabilities of our financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – September 30, 2020	$–	$–	$3,168,106	$3,168,106

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2019	$–	$–	$3,102,392	$3,102,392

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

For the periods ending September 30, 2020 and December 31, 2019 we did not have any interest and penalties associated with tax positions. As of September 30, 2020, and December 31, 2019, we did not have any significant unrecognized uncertain tax positions.

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

2.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2020	December 31, 2019
Accounts payable	$62,432	$228,971
Accrued credit cards	27,607	86,077
Accrued income, payroll and other taxes	321,183	276,614
Accrued advertising	85,996	53,189
Accrued payroll	23,853	58,760
Accrued expenses other	108,026	92,353
Total	$629,097	$795,964

The Company is delinquent paying income taxes. As of September 30, 2020, and December 31, 2019, the balance due for these taxes is $321,183 and $276,614, respectively, as shown in the table above.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2020 and December 31, 2019 is as following:

	September 30, 2020	December 31, 2019
Residential housing	$341,205	$341,205
Furniture, fixture and equipment	76,017	76,017

Total	417,222	417,222
Less: accumulated depreciation	(199,679)	(182,343)
Property and equipment, net	$217,543	$234,879

During the three and nine months ended September 30, 2020, total depreciation expense was $5,765, and $17,336, respectively. During the three and nine months ended September 30, 2019, total depreciation expense was $(1,945), and $9,373, respectively.

4.	LAND

As of September 30, 2020 and December 31, 2019, we had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. We issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into a residential community using a third party developer. The Company does not plan to develop the land itself.

5.	LINE OF CREDIT

At September 30, 2020 and December 31, 2019, notes payable represent amounts outstanding under a $92,500 line of credit from a commercial lender. The line of credit bears interest at prime plus a variable rate of 3.45%. There is a non-refundable annual fee of $250 subject to change as determined by the bank. The monthly payment is the minimum of $100 or the sum of 1/100th of the then unpaid principal plus accrued interest on unpaid principal not to exceed the outstanding balance of the note.

At September 30, 2020 and December 31, 2019, we had outstanding balances of $51,481 and $91,099, respectively.

6.	RELATED PARTY TRANSACTIONS

From time to time, the companies borrow funds from our Chairman of the Board (“Chairman”) or certain subsidiary managers. Refer to Commitments and Contingencies for additional related party transactions, refer to Note 13.

7.	NOTES PAYABLE

Notes payable at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
Notes Payable - Unrelated Party	$641,870	$617,351
Notes Payable - Related Party	46,545	84,746
Notes Payable – Paycheck Protection Program	551,900	–
Total	$1,240,316	$702,097

Notes Payable

On March 12, 2009, we entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. In conjunction with the preferred debenture, we issued warrants to purchase its Common Stock, recorded a $20,000 debt discount which has been fully amortized. We assigned all of our receivables from consumer activations of the rewards program as collateral on this debenture. On March 24, 2011, we amended the note and the principal balance was reduced to $15,000. The Company was due to pay annual principal payments of $5,000 plus accrued interest beginning March 12, 2012. On July 20, 2011, we repaid $5,000 of the note. No warrants had been exercised before the expiration. As of September 30, 2020, we are in default on this debenture. The principal balance of the note as of September 30, 2020 and December 31, 2019 is $10,989 and accrued interest at September 30, 2020 is $3,266.

On September 7, 2011, we entered into a Promissory Note agreement (“Note 3”) for $50,000. Note 3 bears interest at 8% per year and matures on September 7, 2016. Interest was payable annually on the anniversary of Note 3, and the principal and any unpaid interest will be due upon maturity. The balance of Note 3 was $50,000 at September 30, 2020 and December 31, 2019 and the note is currently in default. Accrued interest on the note at September 30, 2020 was 36,295.

On November 17, 2011, we entered into a Promissory Note agreement (“Note 3-1”) for $50,000. Note 3-1 bears interest at 8% per year and matures on November 17, 2016. Interest was payable annually on the anniversary of Note 3-1, and the principal and any unpaid interest will be due upon maturity. The principal balance of Note 3-1, was $50,000 at September 30, 2020 and December 31, 2019. Note 3-1 is currently in default. Accrued interest on the note at September 30, 2020 was 35,518.

On September 9, 2019, we entered into a Senior Secured Promissory Note with an unrelated entity in the amount $410,000. The note bears interest at the rate of 10% per annum and matured on September 9, 2020. On November 10, 2020, we entered into an extension on the note until December 31, 2020. The Company agreed to use the proceeds to repay amounts owed to the commercial lender of the Company. The note is secured and is current as of September 30, 2020. The balance of the note at September 30, 2020 is $410,000 and accrued interest is $43,584.

Notes Payable – Related Party

We assumed notes payable from the previous owners of which are currently managers of Key Tax related to the acquisition of Key Tax on May 8, 2019. The notes are due on demand and do not bear interest. The balance of these notes is $41,947 and $58,649 at September 30, 2020 and December 31, 2019. From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of September 30, 2020 and December 31, 2019 were $4,598 and $15,108, respectively.

Notes Payable – Paycheck Protection Program Loans

The Company and certain of its subsidiaries (the “Companies”) executed loan agreements with the U.S. Small Business Administration (“SBA”) to participate in the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Companies were granted aggregate proceeds of $554,900 from the SBA. The loans accrue interest at the rate of 1% to 3.75%. The Companies must pay principal and interest payments ranging from $731 to $14,491 monthly beginning seven to twelve months from the date of the Note with the SBA. Maturity dates range from April 14, 2022 to June 2, 2050.

The loans and accrued interest may be forgivable if the Companies use the funds for eligible purposes. Eligible uses include payroll, benefits, rent and utilities, and maintains its payroll levels. Loan forgiveness will be reduced if the Companies terminate employees or reduces salaries or wages during the necessary period.

The Companies intend to use the proceeds for eligible purposes and believes the current usages are eligible as defined by the SBA. Although, we cannot assure that we will meet the forgiveness criteria and that any or all the loans will be forgiven.

8.	CONVERTIBLE NOTES PAYABLE

Some of the Convertible Notes issued as described below include an anti-dilution provisions that allowed for the adjustment of the conversion price. We considered the guidance provided by the FASB in “Determining Whether an Instrument Indexed to an Entity’s Own Stock,” the result of which indicates that the instrument is not indexed to the issuer’s own stock. Accordingly, we determined that, as the conversion price of the Convertible Notes issued in connection therewith could fluctuate based future events, such prices were not fixed amounts. As a result, we determined that the conversion features of the Convertible Notes issued in connection therewith are not considered indexed to our stock and characterized the value of the conversion feature of such notes as derivative liabilities.

The balances of convertible notes at September 30, 2020 and December 31, 2019 are $2,198,859 and $1,908,293, respectively. During the nine-month period January 1, 2020 to September 30, 2020, the Company converted $166,727 of convertible debt, and $45,600 in accrued interest and $21,000 in penalties and fees into 1,255,476 shares (post reverse split of 10,000:1) of Common Stock and reclassified a $15,000 convertible note to conventional notes payable. We had debt discount of $649,391 and $828,468 as of September 30, 2020 and December 31, 2019 respectively. During the nine months ending September 30, 2020 and 2019, we recorded amortization of debt discounts of $715,980 and $825,206, respectively.

Convertible notes at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
Convertible notes payable	$2,198,859	$1,908,293
Unamortized discounts on convertible notes payable	(649,391)	(828,468)
Total convertible debt less debt discount	1,549,468	1,079,825
Current portion	1,549,468	595,257
Long-term portion	$–	$484,568

The following is a schedule of convertible notes payable from December 31, 2019 to September 30, 2020.

Note #	Issuance	Maturity	Principal Balance 12/31/19	New Loans and Reclasses	Cash Paydown	Principal Conversions	Default	Principal Balance 9-30-20	Interest Expense On Convertible Debt For Nine Months Ended 9-30-20	Accrued Interest on Convertible Debt at 9-30-20
1	8/21/08	8/21/09	$150,000	$–	$–	$–	Yes	$150,000	$13,700	$218,308
2	3/11/09	4/29/14	15,000	(15,000)	–	–	Yes	–	–	–
7	2/9/16	On demand	8,485	–	–	–	Yes	8,485	1,292	3,704
7-1	10/28/16	10/28/17	25,000	–	–	–	Yes	25,000	3,806	14,126
8	3/8/16	3/8/17	1,500	–	–	–	Yes	1,500	228	10,092
9	9/12/16	9/12/17	80,000	–	–	–	Yes	80,000	12,178	60,054
10	1/24/17	1/24/18	32,621	–	–	–	Yes	32,621	4,966	28,177
11-1	2/21/17	2/21/18	9,733	–	–	–	Yes	9,733	1,482	4,014
11-2	3/16/17	3/16/18	20,032	–	–	–	Yes	20,032	3,049	5,417
13-2	7/24/18	1/24/19	92,205	(48,246)	–	–	Yes	43,959	6,022	30,024
22	7/10/18	1/10/21	953,414	(117,799)	(20,207)	–	–	815,408	73,429	86,918
22-1	2/20/19	1/10/21	–	61,704	–	–	–	61,704	5,636	11,985
22-3	4/10/19	1/10/21	–	56,095	–	–	–	56,095	5,123	10,269
25	8/13/18	2/13/19	78,314	48,246	–	(8,268)	Yes	118,292	16,450	1,795
26	8/10/17	1/27/18	20,000	–	–	–	Yes	20,000	2,283	6,817
29-1	11/8/19	11/8/20	141,122	–	–	(36,159)	–	104,963	7,291	1,324
29-2	11/8/19	11/8/20	62,367	–	–	–	–	62,367	3,797	3,797
30	7/26/19	7/26/20	73,500	–	–	(73,500)	Yes	–	511	–
31	8/28/19	8/28/20	120,000	–	–	(48,800)	Yes	71,200	7,277	7,427
32	5/22/19	5/10/20	25,000	–	–	–	Yes	25,000	3,806	5,027
33	2/11/20	2/11/21	–	157,500	–	–	–	157,500	6,090	6,090
34	5/18/20	5/18/21	–	63,000	–	–	–	63,000	1,418	1,418
35	8/24/20	8/24/21	–	85,000	–	–	–	85,000	524	524
36	9/3/20	1/3/21	–	120,000	–	–	–	120,000	900	900
37	9/3/20	6/3/21	–	67,000	–	–	–	67,000	503	503
			$1,908,293	$477,500	$(20,207)	$(166,727)	–	$2,198,859	$181,760	$518,710

9.	FAIR VALUE MEASUREMENT

We measure assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The carrying amounts of our financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

We recognize our derivative liabilities as level 3 and value these derivatives using the methods discussed in note 1. We believe that its valuation methods are appropriate and consistent with other market participants, we recognize that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using terms in the notes that are subject to volatility and market price of our underlying common stock.

As of September 30, 2020, and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the 3 months ended September 30, 2020, the Company’s stock price decreased from its initial valuation and thus, the derivative liability also decreased. Generally, as the stock price decreases for each of the related convertible notes that have an embedded derivative liability, the value of the derivative liability decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s convertible notes with an embedded derivative liability.

We used the Black-Scholes Model to measure the fair value of the derivative liabilities of $3,168,106 and $3,102,392 on September 30, 2020 and December 31, 2019, respectively. We recorded a net increase of $65,714 in the derivative liability for the nine months ended September 30, 2020.

The following table provides a summary of changes in fair value of our Level 3 financial liabilities for the three months ended September 30, 2020:

Derivative Liability, December 31, 2019	$3,102,392
Day 1 Loss	614,229
Discount on derivatives	482,403
Derivatives settled	(544,066)
Mark to market adjustment	(486,852)
Derivative Liability, September 30, 2020	$3,168,106

The above tables also include derivative liabilities related to warrants to purchase common stock of $22 at September 30, 2020. Net loss for the period included mark-to-market adjustments relating to the liabilities held during the nine months ended September 30, 2020 in the amounts of $7,197. See note 12 for derivative liabilities from discontinued operations.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

For the Periods Ended
	September 30, 2020	December 31, 2019
Volatility	372.7% - 1,140.6%	378.8% - 1,872.7%
Risk-free interest rate	10% - 13%	1.55% - 1.62%
Expected term	0.3 – 2.0	.47 – 2.8

10.	CAPITAL STOCK

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

Holders of Series B, D, D1, E, E1, F, F1, G, G1, H, H1, I, J, J1, L, L1, M, and P Preferred Stock shall have conversion rights that are affected by the closing common share market price on the date of conversion as reported on such national exchange where the Company’s common stock is traded:

i. If the closing market price is less than $4 per share one (1) share of the respective Series of Preferred Stock described in this Section 4(a) shall convert into an amount of common stock equal to: two (2) times the Stated Value, as defined herein, divided by the closing market price as reported on such national exchange where the Company’s common stock is traded on the date of conversion. For Example. If the closing price of the common stock as reported on such national exchange where the Company’s common stock is traded is $1.00 and the Stated Value is $4.00, one (1) preferred share would convert into eight (8) shares of common stock.

ii. If the closing market price is equal to or greater than $4 per share one (1) share of the respective Series of Preferred Stock described in this Section 4(a) shall convert into two (2) shares of common stock. For Example. If the closing price of the common stock as reported on such national exchange where the Company’s common stock is traded is $5.00 one (1) preferred share would convert into two (2) shares of common stock.

Holders of Series C Preferred Stock shall have Conversion Rights such that upon Conversion each one (1) share of Series C Preferred Stock shall convert into one hundred thousand (100,000) shares of the Common Stock. In the event that the Company should up list to a national exchange as defined by the U.S. Securities and Exchange Commission, each share of Series C Preferred Stock shall automatically be redeemed by the Company in exchange for a total of Fifty Thousand Dollars ($50,000.00) worth of the Common Stock, valued at the time of redemption.

Holders of the Series K and K1 Preferred Stock shall have Conversion Rights such that upon Conversion each one (1) share of Series K and K1 Preferred Stock shall convert into 1.25 shares of the Common Stock.

Holders of Series R Preferred Stock shall be the amount equal to $0.30; provided, however if the price of the Common Stock closes below $0.30 for the five (5) consecutive Trading Days immediately prior to the Conversion Date, then the Conversion Price shall be adjusted to $0.20, and if the price of the Common Stock closes below $0.20 for the five (5) consecutive Trading Days immediately prior to the Conversion Date, then the Conversion Price shall be adjusted to $0.10.

Common Stock

During the nine months ended September 30, 2020, we issued the following transactions:

•	1,255,476 shares of common stock were issued upon conversion of certain convertible notes payable (see Footnote 9).

•	On January 9, 2020, we issued 25,000 warrants and a free trading common share certificate in the amount of 3,500 shares of common stock for settlement of a threatened lawsuit.

•	On May 11, 2020, the Company completed a reverse stock split of 10,000:1 for common shares.

•	On August 24, 2020, 163,814 shares were issued to a financial advisor for services

These transactions are reflecting a retrospective treatment of common stock that was a reverse split effective in May 11, 2020.

11.	WARRANTS

The initial and ending valuation of the warrants as of September 30, 2020 are as follows:

Nine Months September 30, 2020
Initial Valuation	$6,135
Ending Value	$22

The table below set forth the assumptions for the Black-Scholes Model September 30, 2020:

Nine Months September 30, 2020
Volatility	406.8%-1,140.0%
Risk-free interest rate	8% - 16%
Expected term	0.11 – 5.28

Accordingly, the $5,592 change in warrant values in earnings during the nine months ended September 30, 2020.

The following tables summarize all warrant outstanding as of September 30, 2020, and the related changes during this period. The warrants expire three years from grant date, which as of September 30, 2020 is 1.1 years. The intrinsic value of the warrants as of September 30, 2020 is $-0-.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2019	6,614,287	$0.21
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at September 30, 2020	6,614,287	0.40
Warrants Exercisable at September 30, 2020	6,614,287	$0.40

12.	BASIC AND DILUTED (LOSS) EARNINGS PER SHARE

Below is a reconciliation between basic and diluted (loss) earnings per common share for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Income/Loss	Share	Per Share	Loss	Share	Per Share

Net Income (Loss) From Continued Operations - basic	$2,985,695	968,379	$3.08	$(2,638,787)	27,520	$(95.89)
Effect of Dilutive Securities		6,393,968,413
Effect on income/loss
Changes in derivative liability	(3,864,938)
Interest expense on convertible debt	63,287
Amortization Expense	258,647
Debt discount	(674,038)
Net Income (Loss) From Continued Operations - diluted	$(1,231,347)	6,394,936,792	(0.00)

Net Income (Loss) From Discontinued Operations - basic	$(43,420)	968,379	$(0.04)	$(351,672)	27,520	$(12.78)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Loss	Share	Per Share	Loss	Share	Per Share

Net Income (Loss) From Continued Operations - basic	$(2,022,189)	409,666	$(4.94)	$(8,681,596)	14,487	$(599.27)

Net Income (Loss) From Discontinued Operations - basic	$93,637	409,666	$0.23	$(451,510)	14,487	$(31.17)
Effect of Dilutive Securities		1,444,295,058,624
Changes in derivative liabilities	21,521
Interest expense on convertible debt	51,756
Net Income (Loss) From Discontinued Operations - diluted	$166,914	1,444,295,468,290	$(0.00)

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in the earning (loss) per share calculation. Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the three and nine months ended September 30, 2020 because their inclusion would have been anti-dilutive.

13.	DISCONTINUED OPERATIONS

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

The Company and the Repicci’s manager have entered into a Resignation, Release & Buyback Agreement and a Resignation, Release & Buyback Agreement Addendum (“Repicci’s Agreements”) which was effective June 1, 2020. Pursuant to the Repicci’s Agreement, the Repicci’s manager resigned employment from the Company effective June 1, 2020 and has purchased the Repicci’s subsidiary in exchange for returning 81,601 Preferred Shares Series H stock (“Preferred H”) which is held by the Company as treasury stock. The Repicci’s manager retained 37,500 shares of Preferred H shares subject to the terms of the Repicci’s Agreements. There was a gain on disposal in the amount of $216,013.

The Company and the Romeo’s manager have entered into a Resignation, Release & Buyback Agreement and a Resignation, Release & Buyback Agreement Addendum (“Romeo Agreements”) which is effective July 1, 2020. Pursuant to the Romeo Agreement, Romeo’s manager resigned employment from the Company effective July 1, 2020 and has purchased back the Romeo’s subsidiary in exchange for returning 212,500 Preferred Shares Series D stock (“Preferred D”). The Romeo’s manager will retain 37,500 shares of Preferred D shares subject to the terms of the Romeo Agreements. There was a loss on disposal in the amount of $21,140.

In April 2019, the Company discontinued operating Red Rock Travel due to continuing operating losses.

Net liabilities of discontinued operations at September 30, 2020 and December 31, 2019 are $2,425,100 and $2,555,837, respectively. Net loss from discontinued operations for the nine months ending September 30, 2020 and December 31, 2019 are $101,237 and $99,837, respectively.

	September 30, 2020	December 31, 2019
Net liabilities of discontinued operations
Cash	$–	23,875
Receivables	–	18,585
Inventories	–	3,079
Other assets	–	1,486
Right of use assets	–	291,330
Property and Equipment	53,501	92,021
Total assets	53,501	430,376

Accounts payable & accrued expenses	1,930,960	2,2
Accrued expenses - related party	–	74,513
Accrued interest	147,876	96,729
Right of use liabilities	–	296,605
Deferred revenue	–	61,218
Notes payable	240,000	77,540
Derivative liability	159,765	138,244
Total liabilities	2,478,601	2,986,213

Net liabilities of discontinued operations	$(2,425,100)	$(2,555,837)

Net loss from discontinued operations
Revenue	$283,661	468,666
Cost of sales	82,399	364,947
Selling, general and administrative expenses	223,980	168,364
Interest expense	56,998	35,192
Change in value of derivative liability	21,521	–
Net loss from discontinued operations	$(101,237)	$(99,837)

14.	COMMITMENTS AND CONTINGENCIES

Leases

We recorded operating lease expense of $64,494 and $34,953 for the nine months ended September 30, 2020 and December 31, 2019, respectively.

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

We have an employment agreement with the Chief Operating Officer, effective June 13, 2016 to December 31, 2021 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement. We provide for compensation of $10,000 per month.

We have an employment agreement with the Chief Financial Officer, effective January 27, 2020 to December 31, 2021 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement. We provide for compensation of $8,333 per month.

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

15.	INCOME TAXES

At September 30, 2020 the Company had federal and state net operating loss carry forwards of approximately $16,000,000 that expire over various years through the year 2040.

16.	SEGMENT REPORTING

The Company has two reportable operating segment as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

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

	As of September 30, 2020	As of December 31, 2019
Assets:
Affordable Housing Rentals	$296,217	$299,565
Financial Services	4,597,428	4,302,238
Others	51,125	269,401
Consolidated assets	$4,944,770	$4,871,204

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019
Revenues:
Affordable Housing Rentals	$31,993	$39,199
Financial Services	675,915	1,288,116

Total revenues	$707,908	$1,327,315

Cost of Sales:
Affordable Housing Rentals	$39,279	$32,254
Financial Services	437,707	372,642

Total cost of sales	$476,986	$404,896

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(5,683)	$5,857
Financial Services	(216,224)	214,929
Total Income (Loss) from operations from subsidiaries	$(221,907)	$220,786

Loss From Operations from Cardiff Lexington	$(308,661)	$(64,451)

Loss before discontinued operations and before taxes:
Affordable Housing Rentals	$(5,683)	$5,857
Financial Services	(216,224)	214,929
Corporate and Administration	3,207,602	(2,859,573)
Total Loss before discontinued operations and before taxes	$2,985,695	$(2,638,787)

	For the Nine Months Ended September 30,
	2020	2019
Revenue:
Affordable Housing Rentals	$110,820	$135,577
Financial Services	2,551,325	2,816,644

Total Revenue	$2,662,145	$2,952,221
Cost of Sales:
Affordable Housing Rentals	$120,763	$153,873
Financial Services	1,228,096	958,641
Total Cost of Sales	$1,348,859	$1,112,514

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(10,331)	$6,827
Financial Services	(134,092)	384,757
Total Income (Loss) from operations from subsidiaries	$(144,423)	$391,584

Loss From Operations from Cardiff Lexington	$(747,211)	$(843,972)

Loss before discontinued operations and before taxes:
Affordable Housing Rentals	$(10,331)	$6,827
Financial Services	(134,092)	384,757
Corporate and Administration	(1,877,766)	(9,073,180)
Total Loss before discontinued operations and before taxes	$(2,022,189)	$(8,681,596)

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

Overview

Cardiff Lexington Corp. is a holding company with no stand-alone operations and no material assets other than its ownership interest in its subsidiaries. All of the Company's operations are conducted through, and its income derived from, its various subsidiaries, which are organized and operated according to the laws of their jurisdiction of incorporation, and consolidated by the Company.

To date, Cardiff consists of the following wholly owned subsidiaries:

We Three, LLC, d/b/a Affordable Housing Initiative (“AHI”), which we acquired on May 15, 2014, is an affordable home acquirer located in Maryville, Tennessee, which acquirers’ mobile homes and mobile home parks and either sells them or rents the homes to individual families. The acquisition of mobile homes or mobile home parks allows AHI to provide an alternative to traditional housing, which is a popular option for a homeowner wishing to avoid large down payments, expensive maintenance costs, monthly mortgage payments and high property taxes. The typical arrangement with potential buyers is a lease-to-own arrangement on an individual home. The fundamentals of that arrangement obligate the tenant(s) to the terms of the lease with AHI retaining ownership. In addition, the tenant(s) pay non-refundable option monies prior to the start of the lease. This option consideration enables them to purchase the home at the end of the lease if they choose. A typical lease is 7 years. We have found that most tenants move out before the end of that period and thus never satisfy the terms that would enable them to purchase the home.

Edge View Properties, Inc. (“Edge View”), which we acquired on July 16, 2014, is a real estate company that owns 30 acres of land; 23.5 acres zoned MDR (Medium Density Residential) with 12 lots already platted and 48 lots zoned HDR (High Density Residential), 4 acres of dedicated river front property zoned for recreation on the Salmon River, Idaho’s premier whitewater river and 2.5 acres zoned for commercial use. All the land is in the city limits of Salmon and adjacent to the Frank church Wilderness Park (the largest wilderness park in the lower 48 states). Edge View’s plan is to enter into a joint venture agreement with a developer for construction of single-family homes on the property. The Company has yet to enter into a joint venture agreement for the development of single-family homes.

Platinum Tax Defenders, LLC (“Platinum Tax”), which we acquired on July 31, 2018, is a full-service tax resolution firm located in Los Angeles, CA.  Since 2011, Platinum Tax has been assisting all types of taxpayers resolve any and all issues with IRS and applicable state tax agencies. Platinum Tax provides fee-based tax resolution services to individuals and companies that have federal and state tax liabilities by assisting its clients to settle outstanding tax debts. Specifically, the Platinum Tax teams tax relief services include but are not limited to, back taxes, offer in compromise, audit representation, amending tax returns, tax preparation, tax resolution, wage garnishment relief, removal of bank levies and liens, bookkeeping, and other financial challenges. Platinum Tax has a team of 28 which includes tax attorneys, accountants, and enrolled agents that have an aggregate of more than 90 years of experience in the financial services industry and have resolved tax issues for thousands of clients.

JM Enterprises 1, Inc. (DBA) Key Tax Group (“Key Tax”), which we acquired on May 13, 2019, is a full-service tax resolution firm located in Jacksonville, FL. Key Tax assists businesses and individuals around the nation with tax debt issues. Key Tax has a team of twelve members, including tax lawyers, enrolled agents, and support staff with an aggregate of more than 35 years of experience in the tax industry, who are well versed in both the accounting portion of tax debt as well as the resolution side with substantial experienced in working successfully with revenue officers and collectors. Among other services, Key Tax offers Tax Audit Representation, IRS Installment Agreements, Sales Tax Representation, 940/941 Payroll Tax, Representation, Foreign Bank Account Report Filings, OIC/Fresh Start Program, Wage Garnishment, Bank Levies, Tax Lien Removal, State Tax Resolution, Audit Reconsideration, and Penalty Abatement.

Mission Tuition, is a potential future operation of the Company, which currently has no operations. We plan to initiate the business once Mission Tuition has a management team we believe can properly maintain and expand the business. Once initiated, Mission Tuition will be a merchant shopping network, which will allow its members to obtain in-store savings and coupon savings with local, regional, and national merchants throughout the United States of America. With each purchase, members will earn rebates which will go directly into their educational savings account on a tax-free basis. We believe this program will provide a platform for families to start an “educational savings” program that encourages regular and daily use of the program. The Mission Tuition program will leverage what we believe to be two of the biggest economic forces in our society –– consumer spending and the cost of education –– to create a unique value-added rewards program. We believe Mission Tuition can assist in tackling a real issue for most American families, saving for a child’s college education and anticipate the business to begin operations in the second half of 2021 or first half of 2022.

Impact of COVID-19 Outbreak

The Company’s financial condition and results of operations for the fiscal year 2020 is being adversely affected and is expected to continue to be adversely affected by the COVID-19 pandemic. Public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, we have during periods of 2020 temporarily closed certain of our operations for several months. All operations are now open and operating. Our results will be adversely impacted by these closures and other actions taken to contain or treat the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.

Due to the COVID-19 pandemic, client enrollment has been at a slower pace at certain of our tax resolution subsidiary companies than initially expected. In addition, during 2020 certain of our tax resolution subsidiaries have temporarily suspended enrollment due to facility closures, quarantine, travel restrictions and other governmental restrictions. As a result, we expect the performance from our tax resolution subsidiaries to be affected, which we expect will have a material adverse impact on their market share growth plans and timelines. Additionally, we have taken certain measures to account for the ongoing significant negative impact of the pandemic, including divestiture of our holdings in the food services sector. These businesses no longer fit within our longer-term strategy and given their impact from COVID-19 for these companies to remain subsidiaries of a public entity exerts additional and unnecessary cost and pressure. While COVID-19 changed the trajectory of that growth, we are planning to get back on track quickly with the acquisition and we remain committed to making the investments necessary to drive long term company growth.

The extent to which COVID-19 or any other health epidemic may impact the Company’s results for 2020 and beyond will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the economic impact of the COVID-19 pandemic. Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition, and prospects during 2020 and beyond.

Results of Operations

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019
Revenues:
Affordable Housing Rentals	$31,993	$39,199
Financial Services	675,915	1,288,116
Total revenues	$707,908	$1,327,315

Cost of Sales:
Affordable Housing Rentals	$39,279	$32,254
Financial Services	437,707	372,642
Total cost of sales	$476,986	$404,896

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(5,683)	$5,857
Financial Services	(216,224)	214,929
Total Income (Loss) from operations from subsidiaries	$(221,907)	$220,786

Loss From Operations from Cardiff Lexington	$(308,661)	$(64,451)

Loss before discontinued operations and before taxes:
Affordable Housing Rentals	$(5,683)	$5,857
Financial Services	(216,224)	214,929
Corporate and Administration	3,207,602	(2,859,573)
Total Loss before discontinued operations and before taxes	$2,985,695	$(2,638,787)

	For the Nine Months Ended September 30,
	2020	2019
Revenue:
Affordable Housing Rentals	$110,820	$135,577
Financial Services	2,551,325	2,816,644
Total Revenue	$2,662,145	$2,952,221

Cost of Sales:
Affordable Housing Rentals	$120,763	$153,873
Financial Services	1,228,096	958,641
Total Cost of Sales	$1,348,859	$1,112,514

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(10,331)	$6,827
Financial Services	(134,092)	384,757
Total Income (Loss) from operations from subsidiaries	$(144,423)	$391,584

Loss From Operations from Cardiff Lexington	$(747,211)	$(843,972)

Loss before discontinued operations and before taxes:
Affordable Housing Rentals	$(10,331)	$6,827
Financial Services	(134,092)	384,757
Corporate and Administration	(1,877,766)	(9,073,180)
Total Loss before discontinued operations and before taxes	$(2,022,189)	$(8,681,596)

Revenues were $707,908 and $2,662,145 for the three and nine months ended September 30, 2020 compared to revenues of $1,327,315 and $2,952,221 for the same period in 2019 a decrease of 46.7% and 9.8%, respectively. The decrease is primarily attributable to the COVID-19 pandemic. Both the affordable housing and financial services segments have been hit hard by the COVID-19 pandemic. We believe the significant increase in unemployment directly affected our subsidiaries prospect and customer base and reduced their ability to afford our services.. The decrease in revenue is offset by an increase in revenue of $573,178 for the period May 9, 2019 to December 31, 2019 and $684,763 for the period January 1, 2020 to September 30, 2020 from the acquisition of Key Tax Group in May 2019.

Cost of sales were $476,986 and $1,348,859 for the three and nine months ended September 30, 2020 compared to cost of sales of $404,896 and $1,112,514 for the same period in 2019 an increase of 17.8% and 21.2%, respectively. The increases are primarily attributable to increase in advertising and promotions expense to drive in customers and the acquisition of Key Tax Group in May 2019.

Gross margins were $230,922 and $1,313,229 for the three and nine months ended September 30, 2020 compared to gross margins of $922,419 and $1,839,707 for the same period in 2019 a decrease of 57.0% and 28,6, respectively. The decrease is primarily due to lower revenues due to the COVID-19 pandemic.

Operating expenses were $761,490 and $2,204,920 for the three and nine months ended September 30, 2020 compared to operating expenses of $766,084 and $2,292,095 for the same period in 2019 decreases of 0.6% and 3.8%, respectively. The decreases are primarily due to a reduction in payroll and contract labor expenses offset by an increase in operating expenses from the acquisition of Key Tax Group in the second quarter of 2019.

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

The Company raised $415,000 in convertible notes and $551,900 in SBA loans. Also, the Company entered into an agreement on April 29, 2020 engaging an exclusive financial advisor in connection with a transaction or related series or combination of transactions involving a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination. The advisor is a boutique investment bank created by experienced professionals that have worked together for over a decade, collectively financing over $50 billion of public and private capital raises, restructurings, and mergers and acquisitions. The term of the agreement is 1 year and the fees include shares of common stock and out-of-pocket expenses as defined in the agreement. Additionally, the Company entered into an agreement August 26, 2020 with the same firm to underwrite a registered public offering. The term of the agreement is the earlier of the consummation of the offering or 1 year and fees include cash and equity as defined in the agreement.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debenture convertible notes. At September 30, 2020, we had $227,572 in cash and cash equivalents, total assets of $4,944,770 and total liabilities of $12,030,232.

Net cash used in operating activities was $443,936 and $1,768,182 for the nine months ended September 30, 2020 and 2019, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $1,928,552 and $9,133,106, a reduction in accounts payable and accrued expenses of $175,148, respectively. These amounts were partially offset by amortization of debt discount of $715,980 and 825,206, respectively and change in derivative liability related to convertible notes of $127,208 and $6,635,549, respectively. The change in value of derivative liability is due primarily to a reduction in the stock price used in the Black-Scholes Option Pricing Model.

Net cash provided by financing activities was $725,543 and $335,794 for the nine months ended September 30, 2020 and 2019, respectively. The increase in financing activities during the periods were primarily attributable to proceeds from convertible notes of $415,000 and SBA loans of $551,900 during the nine months ended September 30, 2020 compared to proceeds from convertible notes of $193,500 and notes payable of $410,000 for the same period in 2019.

There can be no assurance that we will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or services provided. In addition, increases in expenses may adversely impact our cash position and may require cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

In order to continue our operations and implementation of our business plan, we need additional financing. We are currently attempting to obtain additional working capital in an equity transaction.

Off Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended September 30, 2020.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

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

Dated: November 16, 2020	CARDIFF LEXINGTON CORP.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Executive Officer

	By:	/s/ Steven Healy
Steven Healy
Chief Financial Officer and Principal Financial Officer

