Form 10-K
period 2020-12-31
Cardiff Lexington Corp
filed 2021-03-31
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) 4 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,990,001.00

Common shares outstanding at March 30, 2021 is 109,944,821 with a par value of $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

CARDIFF LEXINGTON CORP

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward- looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward- looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

ii

PART I

Item 1. DESCRIPTION OF BUSINESS.

History and Operation of the Business

Legacy Card Company, LLC (“Legacy”) was formed as a California limited liability company on August 29, 2001. On April 18, 2005, Legacy converted to a Nevada corporation. On November 10, 2005, Legacy merged with Cardiff Lexington Corp (formerly Cardiff International, Inc.) (“Cardiff Lexington”, the “Company”), a publicly traded Colorado corporation. On August 27, 2014, Cardiff Lexington redomiciled to Florida.

In the first quarter of 2013, Cardiff Lexington was restructured into a holding company that began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, or high return investments, with the goal of generating the net income required to support a consistent dividend to our shareholders. The reason for this strategy was to protect our shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, and provide financing and management support to enhance their ability to provide acceptable returns to investors. New classes of preferred stock have been and may continue to be created to streamline voting rights, avoid debt, and acquire new businesses. By December 31, 2020, we had acquired ten businesses. Four of the acquired businesses were merged into two, one was discontinued, and two were sold during 2020. Accordingly, we currently operate the following four businesses, each as a separate subsidiary:

•	We Three, LLC, which operates under the name “Affordable Housing Initiative” or “AHI,” was acquired in April 2014. AHI is located in Maryville, Tennessee. AHI acquires both mobile homes and mobile home parks offering an alternative to traditional housing. Their mobile home business is a popular option for a homeowner wishing to avoid large down payments, expensive maintenance costs, monthly mortgage payments and high property taxes. If bad credit is an issue preventing people from purchasing a traditional house, AHI will provide a financial leasing option with “O” interest on the lease providing a “lease to own” option for their family home. Most homes are 3 bedroom/2bath homes making the dream of owning a home possible.

•	Edge View Properties, Inc., was acquired in July 2014 (“Edge View”). Edge View consists of 30 prime acres of land; 23.5 acres zoned MDR (Medium Density Residential) with 12 lots already platted and 48 lots zoned HDR (High Density Residential), 4 acres of dedicated river front property zoned for recreation on the Salmon River, Idaho’s premier whitewater river and 2.5 acres zoned for commercial use. All land is in the city limits of Salmon and adjacent to the Frank church Wilderness Park (the largest wilderness park in the lower 48 states).

•	Platinum Tax Defenders, LLC, a tax resolution service that was acquired in July 2018.

•	JM Enterprises 1, Inc., a tax resolution service which operates under the name “Key Tax Group,” that was acquired May 8, 2019.

Cardiff Lexington divested its holdings in the food services sector: Repicci's Italian Ice and Gelato and Romeo's New York Style Pizza. The companies’ restaurant franchise operations have been hard hit by the economic pressure of the COVID-19 pandemic and the subsequent directives and responses to this crisis taken by the federal, state, and local government. In light of current circumstances arising from the COVID-19 pandemic, management is continuing to evaluate alternatives to mitigate the negative effects of the pandemic on the Company and its shareholders. Cardiff Lexington Board of Directors has narrowed its forward focus to acquisitions in the financial services, healthcare and real estate sectors.

Cardiff Lexington is a diversified holding company that operates much like a cooperative, leveraging proven management in private companies that become subsidiaries under our umbrella. Our current emphasis is on the financial services, healthcare, and real estate sectors. Our platform provides an “Equity Exit or Equity Capitalization” strategy for acquisitions as well as a diversified investment platform for investors that is intended to mitigate risk. Our “Buy and Build” strategy seeks niche companies which complement existing subsidiaries. Our acquisition strategy is driven by structure, transaction value, alignment, resources and return on investment. Our acquisition strategy is not limited by geographic location, and is focused on proven management teams, attractive markets, and historical operating margins. We target acquisitions of mature, high growth, niche companies. Cardiff Lexington’s strategy identifies and empowers select, income-producing, middle market private businesses and commercial real estate properties.

The target company’s management team typically maintains control of the day-to-day operations. Acquisitions become standalone autonomous subsidiaries that gain the advantages of a publicly traded company without losing their independent management control. Management enjoys the advantage of improved valuation, liquidity, synergies, and support, along with diversification and asset appreciation through collective subsidiary performance. Diversification and pooled resources leverage value and mitigate risk.

Cardiff Lexington provides these companies both 1) the enhanced ability to raise money for operations or expansion, and 2) an equity exit and liquidity strategy for the owner, heirs, and/or Investors.

For investors, Cardiff Lexington provides a diversified lower risk to protect and safely enhance their investment by continually adding assets and holdings.

Cardiff Lexington employs a merge, acquire, and hold strategy to maximize value and potential of private, often family run, enterprises while providing diversification and risk mitigation for all shareholders.

Cardiff Lexington is led by strong and talented roster of executives and advisors providing expert acquisition, market guidance and added value for subsidiaries and investors.

Impact of COVID-19 Pandemic

The outbreak of a novel coronavirus throughout the world, including the United States, during early calendar year 2020 has caused widespread business and economic disruption through mandated and voluntary business closings and restrictions on the movement and activities of people (“COVID-19 Pandemic”). We are subject to risks and uncertainties as a result of the COVID-19 Pandemic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion on results of operations for the year ended December 31, 2020. The extent of the impact of the COVID-19 Pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the COVID-19 Pandemic is rapidly evolving in many countries, including the United States and other markets where the Company operates. It is expected that many of the Company's customers and suppliers will continue to be impacted by these closings and restrictions which could materially and adversely affect demand for our products, our ability to obtain or deliver inventory or services, and our ability to collect accounts receivables as customers face higher liquidity and solvency risk. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 Pandemic, and it is possible that economic distress will continue in many markets for the foreseeable future. Such economic disruption could have a material adverse effect on our business. Policymakers around the world have responded with fiscal and monetary policy actions to support the economy. The magnitude and overall effectiveness of these actions remains uncertain.

The Company’s restaurant franchise operations have been severely and adversely affected by the economic pressure of the COVID-19 pandemic and the subsequent directives and responses to the crisis taken by the federal, state, and local governments. In light of circumstances arising from the COVID-19 Pandemic, management divested of all food service operations and is continuing to evaluate the Company’s current operations and acquisition opportunities to mitigate the impact of the pandemic and maximize shareholder value.

The decrease in revenue in 2020 is primarily attributable to the COVID-19 Pandemic. Both the affordable housing and financial services segments of the economy have been adversely affected by the COVID-19 Pandemic, due mainly to the significant increase in unemployment, which directly affected our subsidiaries prospects and customer base. We believe the segment of the population which was adversely affected by unemployment overlaps significantly with the customer base of our affordable housing and financial services businesses and, consequently, these customers were no longer able to afford our services.

Human Capital

Collectively, Cardiff Lexington and its subsidiaries employ approximately 37 employees and anticipates hiring additional personnel with new acquisitions. We believe that we have good relations with our employees and our employees are not represented by any collective bargaining group or agreement. We believe our ability to attract and retain employees is a key to a successful acquisition strategy.

Competition

We are a small capitalization holding company that seeks to enable businesses to take advantage of the potential access to capital markets provided by affiliation with a publicly traded company. Cardiff Lexington began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, and high return investments, all designed to generate sufficient earnings to pay a consistent dividend to our shareholders. The strategy is intended to mitigate risk to shareholders by building a diversified portfolio of profitable small- to minimum-sized businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors. We will continue to establish new classes of preferred stock to streamline voting rights, negate debt, and acquire new businesses in the financial services and healthcare, and real estate sectors.

We face significant competition in the markets in which our subsidiaries operate. Platinum Tax and Key Tax have significant competition in most of the markets in which they operate from other local tax resolution entities and from larger national companies. AHI has significant competition from other private companies in the area and a few real estate investment trusts, which compete in the manufactured housing communities Edgeview competes in the highly competitive housing industry. Some of our subsidiaries’ competitors may have advantages over us in terms of greater operational, financial, management or other resources in particular markets or in general. Our market position depends on our financing, development and operation capabilities, reputation, experience and track record. There can be no assurance that our current or potential competitors will not offer products or services comparable or superior to those that our subsidiaries offer. Increased competition may result in price reductions, reduced profit margins and loss of market share.

Proprietary Information

We own the following trademarks: Cardiff USA; Mission Tuition, Legacy Card Company and Small Cap Rescue.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We are investing in the development of a new website that will effectively present the Company’s acquisition strategy and its benefits to prospective acquisition targets and the communities we serve, as well as keep investors informed of our progress in executing our strategy.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, information statements, and other information with the Securities and Exchange Commission (the “SEC”). Reports, information statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at, 401 East Las Olas Blvd. Unit 1400, Fort Lauderdale, FL 33301. Our telephone number is (844-628-2100).

Item 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition, and operating result. In this case, the trading price of our common stock could decline, and you might lose all or part of your investment.

Risks Relating to Our Business, Strategy and Industry

We are a holding company and rely on distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for payments or distributions to meet our obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay us.

Our acquisition strategy exposes us to substantial risk.

Our acquisition of companies is subject to substantial risk, including but not limited to the failure to identify material problems during due diligence (for which we may not be indemnified post-closing), the risk of over-paying for assets (or not making acquisitions on an accretive basis), the ability to obtain or retain customers and the risks of entering markets where we have limited experience. While we perform due diligence on prospective acquisitions, we may not be able to discover all potential operational deficiencies in such entities.

Our prior and future acquisitions may not perform as expected or the returns from such acquisitions may not support the financing utilized to acquire them or maintain them. Furthermore, integration and consolidation of acquisitions requires substantial human, financial and other resources and may divert management's attention from our existing business concerns, disrupt our ongoing business or not be successfully integrated. Even if we consummate acquisitions that we believe will be accretive to such cash per unit, those acquisitions may in fact result in a decrease in such cash per unit as a result of incorrect assumptions in our evaluation of such acquisitions, unforeseen consequences or other external events beyond our control. Furthermore, if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and stockholders will generally not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources. As a result, the consummation of acquisitions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to manage our growing and changing business could have a material adverse effect on our business, prospects, financial condition and results of operations.

As we grow, we expect to encounter additional challenges to our internal processes, capital commitment process, and acquisition funding and financing capabilities. Our existing operations, personnel, systems and internal control may not be adequate to support our growth and expansion and may require us to make additional unanticipated investments in our infrastructure. To manage the future growth of our operations, we will be required to improve our administrative, operational and financial systems, procedures and controls, and maintain, expand, train and manage our growing employee base. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies successfully or respond to competitive pressures. As a result, our business, prospects, financial condition and results of operations could be materially and adversely affected.

During our startup phase we were not profitable and generated minimal revenue and no profit.

Since the launch of its acquisition strategy in 2013, the Company has not been profitable. Although management is pleased with the execution of the Company’s acquisition strategy and the revenues it has generated to date, the Company may never become profitable, and could go out of business.

Despite having sustained net losses from our inception, we still consider ourselves a going concern.

For the fiscal years ended December 31, 2020 and December 31, 2019 our independent registered public accounting firm has included an emphasis paragraph about our ability to continue as a going concern, due to our continued losses and deficiencies in working capital. We believe our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to acquire profitable businesses;

•	our ability to generate substantial revenues; and

•	our ability to obtain additional financing

Based upon current plans, we may incur operating losses in future periods. Also, we expect to incur approximately $6,400,000 in operating costs to be incurred over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or obtaining other financing in the future to cover these operating costs. Additionally, financing may not be available on terms favorable to the Company. Failure to generate sufficient revenues may cause us to go out of business.

Since we are an early-stage company that has generated minimal revenue, an investment in our shares is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We were incorporated in August 2001 and, since 2013, have focused all our efforts on the acquisition and development of our portfolio of companies which have quadrupled our revenue since 2015. However, there is no guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you hold and could result in the loss of your entire investment.

Future acquisitions are important to our success. We may not be able to successfully integrate our acquisitions into our operations.

The acquisition of new companies is central to our business model and critically important to our success. Although we generally seek companies that have positive cash flows, we cannot be certain that the acquired companies will remain cash flow positive and could possibly lose revenues. In addition, there are no assurances that the companies acquired will continue as profitable businesses and could adversely affect our business and any possible revenues.

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

There are no substantial barriers to acquire established businesses and there is no guarantee the Company will successfully acquire additional businesses, which could severely limit our anticipated revenues. If we cannot acquire established businesses, it could result in the loss of your investment.

Since we have no copyright protection, unauthorized persons may attempt to copy aspects of our business model, including our governance design or functionality, services, or marketing materials. Any encroachment upon our corporate information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their copyright, may affect our ability to create brand name recognition, cause confusion among prospective portfolio companies and their customers, and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations. As a result, an investor could lose his or her entire investment.

Risks Associated with our Common Stock

Our stock has limited liquidity.

Our common stock trades on the OTC Pink Market, which is operated by OTC Markets Group Inc. (“OTC Pink Market”). Trading volume in our shares may be sporadic and the price could experience volatility. If adverse market conditions exist, you may have difficulty selling your shares.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other companies, particularly those that market services such as ours;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	introduction of product enhancements that reduce the need for our products; and

•	departure of key personnel.

Our shares are defined as a “penny stock” under the Exchange Act and rules of the SEC. In general, buying low-priced penny stocks is very risky and speculative. You may not be able to sell your shares when you want to do so, if at all.

Our shares are defined as a “penny stock” under the Exchange Act and rules of the SEC. The Exchange Act and SEC rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to such sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We do not expect to pay dividends on common stock in the foreseeable future.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock for the year. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

Other General Risks

The loss of the services of the current officers and directors could severely impact our business operations and future development, which could result in a loss of revenues and one’s ability to ever sell any shares.

Our performance is substantially dependent upon the professional expertise of the current officers and board of directors. Each has extensive expertise in business development and acquisitions, and we are dependent on their abilities. If they are unable to perform their duties, this could have an adverse effect on business operations, financial condition, and operating results if we are unable to replace them with other individuals qualified to develop and market our business. The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any shares you hold as well as the complete loss of your investment.

Because of our size and limited resources, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. GAAP and securities laws, and which could cause a materially adverse impact on our financial statements, the trading of our common stock and our business.

We are a small holding company that lacks the financial resources and qualified personnel to implement and sustain adequate internal controls. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet proper internal control standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, material weaknesses or lack of compliance could result in restatements of our historical financial information, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the electronic platform on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a materially adverse effect on our reputation and business.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company had operating lease expense of $87,649 and $210,286 for the years ended December 31, 2020 and 2019, respectively, consisting of the followings.

	For the year ended
	December 31, 2020	December 31, 2019

Lot	$408	$65,208
Office	87,169	71,557
Total	$87,649	$136,765

Edge View Properties, Inc. holds 30 prime acres of land; 23.5 acres zoned MDR (Medium Density Residential) with 12 lots already platted and 48 lots zoned HDR (High Density Residential), 4 acres of dedicated river front property zoned for recreation on the Salmon River, Idaho's premier whitewater river and 2.5 acres zoned for commercial use. All land is in the city limits of Salmon and adjacent to the Frank church Wilderness Park (the largest wilderness park in the lower 48 states).

ITEM 3. LEGAL PROCEEDINGS.

Cardiff filed a lawsuit on October 4, 2020 in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida seeking to nullify agreements with six individuals. In violation of the management agreement entered into by the Company and Ihsane (Jay) Jahid in connection with the Company’s acquisition of Red Rock Travel Group, LLC, the Company alleges that Mr. Jahid engaged in self-interested, self-serving conduct utilizing the Company’s goodwill to enter into certain Convertible Note agreements with Matt Kanuck, Rita Home & Investment, LLC, Taoufik Litefti, Khalid Ahroum, and Iham Taharraoui without the legal authority to bind the Company. The Company alleges that it did not authorize Mr. Jahid to enter into the subject agreements with the five other defendants, was not aware that Mr. Jahid had done so, Mr. Jahid was acting outside of the scope of his authority when he caused the Company to enter into the agreements, the five other defendants knew or should have known that Mr. Jahid did not have the authority to bind the Company to the obligations contemplated by the subject agreements, and any rights that the five other defendants claim under the agreements with Mr. Jahid are controverted by the management agreement that was in place between the Company and Mr. Jahid and therefore cannot form the basis for any breach of contract claims against the Company. The parties are currently engaged in settlement negotiations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of March 24, 2021, there were 853 record holders of our common stock, and there were 109,944,821 shares of our common stock outstanding.

Public Market for Common Stock

Our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTC Pink Market, which is operated by OTC Markets Group Inc. under the symbol “CDIX.” The OTC Pink Market is a quotation service that displays real-time quotes, last-sale prices, and volume information in over the counter, or “OTC,” equity securities. An OTC equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC Pink Market quotation service. These bid prices represent prices quoted by broker-dealers on the OTC Pink quotation service. The quotations reflect inter- dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions. The prices presented have not been adjusted to reflect the impact of a one for ten thousand (1:10.000) reverse stock split of the Company’s common stock effected on April 4, 2020.

	High	Low
December 31, 2020
1st Quarter	$40	$.0001
2nd Quarter	$.51	$.0001
3rd Quarter	$.42	$.04
4th Quarter	$.081	$.018
December 31, 2019
1st Quarter	$1.34	$.06
2nd Quarter	$.10	$.07
3rd Quarter	$.01	$.005
4th Quarter	$.006	$.002

The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business, and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

The Securities Enforcement and Penny Stock Reform Act of 1990

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The Company’s common stock constitute penny stock under the Exchange Act and SEC regulations. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 promulgated under the Exchange Act. Rather than creating a need to comply with those rules, some broker- dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size, and format) as the SEC shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the SEC’s penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker- dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our common stock because it will be subject to these penny stock rules. Therefore, shareholders may have difficulty selling their securities.

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

Recent Sales of Unregistered Securities

On January 7, 2020, Cardiff issued the following securities for services rendered to the Company’s chief operating officer, Dr. Rollan Roberts: one share of Series C preferred stock valued at $4,000 and 21,000 shares of Series B preferred stock value at $84,000. In addition, during 2020 the Company agreed to issue 96,000 shares of Series B preferred stock valued at $222,000 to Dr. Roberts.

On February 20, 2020, a preferred stockholder exchanged 1,447,157 shares of Series K-1 preferred stock for 3,500 shares of common stock and 25,000 warrants to purchase common stock.

On June 1, 2020, in connection with the divestiture of Repicci’s, its founder was issued 119,101 shares of Series H preferred stock valued at $476,404.

On August 29, 2020, in connection with service agreement 163,814 common shares were issued.

On November 5, 2020, in connection with service agreement 18,000 common shares were issued

On November 20, 2020, in with services performed by previous Chief Financial Officer, 10,000 Series I and 1 Series C preferred stock were issued valued at $14.

On December 15, 2020, in with services performed by previous Chief Financial Officer, 10,000 Series B preferred stock were issued valued at $40,000.

See footnote Nos. 33 through 37-3 to the Company’s consolidated financial statements appearing elsewhere in this report for information on convertible notes payable issued during 2020.

The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving any public offering for each issuance of securities during 2020.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Financial Condition and Results of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks, and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion of our consolidated financial condition and consolidated results of operations should be read in conjunction with our consolidated financial statements and the related notes included in this report.

The following table provides segment reporting for selected financial data about the Company as of and for the years ended December 31, 2020 and December 31, 2019. For detailed financial information, see the audited consolidated financial statements included in this report.

	As of	As of
	December 31, 2020	December 31, 2019
Assets:
Affordable Housing Rentals	$258,813	$299,565
Financial Services	4,369,195	4,302,238
Others	302,139	314,002
Consolidated assets	$4,930,147	$4,915,805

	December 31, 2020	December 31, 2019
Revenues:
Affordable Housing Rentals	$138,832	$176,882
Financial Services	3,314,226	3,530,480
Other	–	–
Consolidated revenues	$3,453,058	$3,707,360

Cost of Sales:
Affordable Housing Rentals	$156,191	$174,433
Financial Services	1,511,995	1,491,053
Other	–	–
Consolidated cost of sales	$1,668,146	$1,665,486

Income (Loss) from operations from subsidiaries
Affordable Housing Rentals	$(40,378)	$(18,720)
Financial Services	(190,338)	114,773
Loss from operations	$(230,716)	$96,053

Loss from operations from Cardiff Lexington	$(1,573,435)	$(1,374,409)

Income (Loss) before taxes
Affordable Housing Rentals	$(40,378)	$(18,720)
Financial Services	(187,943)	82,354
Corporate and administration	(2,676,812)	(6,382,542)
Consolidated income (loss) before taxes	$(2,905,133)	$(6,318,908)

Results of Operations

Revenues. We had revenues in the amount of $3,453,058 and $3,707,360 for the years ended December 31, 2020 and 2019, respectively. The decrease in revenue was primarily due to the disposition of our food services sector businesses mid-year and the effect of the COVID 19 Pandemic to ongoing operations. We expect revenue to increase during 2021, as our financial services sector holdings rebound from the Covid-19 Pandemic. Further, we continue our e continuous effort for new acquisitions.

Cost of Goods Sold. We had costs of sales in the amount of $1,668,146 and $1,665,486 for the years ended December 31, 2020 and 2019, respectively. The increase in cost of sales was primarily due to our Tax Service businesses which incurred increasing labor costs.

Operating Expenses. Operating expenses consist of depreciation, impairments, and general and administrative expenses. We had operating expenses of $3,589,063 and $3,313,142 for the years ended December 31, 2020 and 2019, respectively. The decrease is primarily due to reduced selling and administrative expenses as a result of closures due to the COVID-19 Pandemic.

Change in value of derivative liability. During the years ended December 31, 2020 and 2019 the change in value of derivative liability amounted to $379,892 and $(3,102,392), respectively. In 2020, we issued nine convertible promissory notes totaling $865,500, all of which were convertible into shares of the Company’s common stock at discount to the market. As a result, we had change in value of derivative liability of $(697,034). We remeasured the fair value of the beneficial conversion derivative through the date of conversion (with a change to earnings), with $262,959 derivative liability reclassified to paid-in capital at conversion.

Amortization of debt discounts. We had amortization of debt discount of $1,192,044 and $648,468 for years ended December 31, 2020 and 2019, respectively. Amortization of debt discount is related to our convertible debt.

Interest Expense. During the years end December 31, 2020 and 2019, interest expense amounted to $332,704 and $489,294, respectively. The decrease in interest was a result of conversions in 2020.

Net Loss. As a result of the foregoing, we had a net loss of $2,905,133 for the December 31, 2020, which is compared to the net loss for the December 31, 2019 of $6,363,632.

Our activities have a focus on growing revenue and cash flow. We plan to continue this strategy into 2021.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $20,000,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. If we need additional capital, our directors have informally agreed to borrow such funds as may be necessary through December 31, 2021 for working capital purposes, although they have no obligation to do so.

On the other hand, if we decide that we cannot operate at a profit in our current configuration, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In such event, we will probably continue to not be profitable. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $6,400,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $279,311 and a working capital deficit of $12,303,549. As of December 31, 2019, we had cash of $76,902 and a working capital deficit of $10,826,234.

Net cash used in by operating activities was $1,048,243 for the December 31, 2020, representing a $225,857 increase in net cash used in operating activities for the year ended December 31, 2019. The increase in the amount of net cash used in operating activities in 2020 compared to last year was primarily attributable the recognition of deferred revenue of $222,428.

Net cash used in investing activities was $32,448 for the December 31, 2020 compared with cash used in investing activities of $760,153, during the December 31, 2019.

Cash flows provided by financing activities were $1,399,825 for the December 31, 2020, which compares to cash flows provided by financing activities of $717,859 for the December 31, 2019.

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

In order to continue our operations, development of our products, and implementation of our business plan, we need additional financing. We are currently attempting to obtain additional working capital in a term loan transaction. The Company entered into a Security Purchase Agreement dated November 20, 2019 to sell preferred series R shares. Stated value $1,200 per share. These shares shall have a $0.001 par value and shall be non-dilutable stock with voting rights – votes with the Common at 1 vote per share. Conversion rights – converts to Common stock at a ratio of 1 share preferred to 1:25 shares of Common. All newly issued Stock are subject to a lock-up/leak-out agreement. Liquidation limited to 25% in 6 months and one day and subsequently 25% per year.

During 2020 and 2021 both the Platinum Tax Subsidiary and the Key Tax Subsidiary secured PPP Funding to sustain their respective payrolls.

The Company’s current funding is now concentrated with 3 primary lenders and the Company is currently in discussions with each to convert those outstanding notes to equity to include lockup and leakout agreements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation

At Cardiff Lexington, we acquire or merge with middle market companies in the financial services and healthcare sectors by providing them the ability to have an infusion of equity into their business or providing them the ability to exit out of their company. Our focus is not industry or geographic-specific, but rather proven management, market, and margin - we are opportunity oriented.

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

CARDIFF LEXINGTON CORP (FORMERLY CARDIFF INTERNATIONAL, INC.) is a publicly-traded holding company utilizing a form of collaborative governance. Cardiff Lexington targets acquisitions of undervalued, niche companies with high growth potential, income-producing businesses, including commercial real estate properties all of which offer high returns for our investors. Our goal is to provide a form of governance enabling businesses to take advantage of the potential access to capital markets of a publicly-traded company without losing management control. Cardiff Lexington seeks to provide companies the ability to raise money and investors a low-risk environment that protects their investment.

WE THREE, LLC (D/B/A AFFORDABLE HOUSING INITIATIVE) (“AHI”): AHI was acquired on May 15, 2014 is located in Maryville, Tennessee. AHI acquires both mobile homes and mobile home parks offering an alternative to traditional housing and sells them or rents the homes or properties to individual families. The acquisition of mobile homes and mobile home parks allows AHI to provide an alternative to traditional housing, which is a popular option for a homeowner wishing to avoid large down payments, expensive maintenance costs, monthly mortgage payments and high property taxes. If bad credit is an issue preventing people from purchasing a traditional house, AHI will provide a financial leasing option with “O” interest on the lease providing a “lease to own” option for their family home. Most homes are 3 bedroom/2bath homes making the dream of owning a home possible.

EDGE VIEW PROPERTIES LLC: Edge View Properties was acquired on July 16, 2014, is a real estate company that owns 30 prime acres of land; 23.5 acres zoned MDR (Medium Density Residential) with 12 lots already platted and 48 lots zoned HDR (High Density Residential), 4 acres of dedicated river front property zoned for recreation on the Salmon River, Idaho’s premier whitewater river and 2.5 acres zoned for commercial use. All land is in the city limits of Salmon and adjacent to the Frank church Wilderness Park (the largest wilderness park in the lower 48 states). Edgeview’s plan is to enter into a joint venture agreement with a planned concept developer to develop the land.

PLATINUM TAX DEFENDERS: Platinum tax was acquired on July 31, 2018 and is a full-service tax resolution firm located in Los Angeles, CA.  Since 2011, Platinum Tax has been assisting all types of taxpayers resolve any and all issues with IRS and applicable state tax agencies. Platinum Tax provides fee-based tax resolution services to individuals and companies that have federal and state tax liabilities by assisting its clients to settle outstanding tax debts. Specifically, the Platinum Tax teams tax relief services include but are not limited to, back taxes, offer in compromise, audit representation, amending tax returns, tax preparation, tax resolution, wage garnishment relief, removal of bank levies and liens, bookkeeping, and other financial challenges. Platinum Tax team includes tax attorneys, accountants, and enrolled agents that have an aggregate of more than 90 years of experience in the financial services industry and have resolved tax issues for thousands of clients.

JM ENTERPRISES 1, INC. (DBA) Key Tax Group (“Key Tax”), was acquired on May 13, 2019, is a full-service tax resolution firm located in Jacksonville, FL. Key Tax assists businesses and individuals around the nation with tax debt issues. Key Tax has a team of twelve members, including tax lawyers, enrolled agents, and support staff with an aggregate of more than 35 years of experience in the tax industry, who are well versed in both the accounting portion of tax debt as well as the resolution side with substantial experienced in working successfully with revenue officers and collectors. Among other services, Key Tax offers Tax Audit Representation, IRS Installment Agreements, Sales Tax Representation, 940/941 Payroll Tax, Representation, Foreign Bank Account Report Filings, OIC/Fresh Start Program, Wage Garnishment, Bank Levies, Tax Lien Removal, State Tax Resolution, Audit Reconsideration, and Penalty Abatement.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company historically used the probability weighted average Lattice Binomial models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2018 reporting date. Subsequently, the Company changed its estimate methodology to use the Black-Scholes Model in 2019 and 2020. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified as current liabilities as of December 31, 2020 and December 31, 2019.

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

If the Company is a newly formed corporation or shares of the Company are thinly traded, the use of share prices established in the Company’s most recent private sales to third parties, or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Seasonality

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

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cardiff Lexington Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cardiff Lexington Corporation (the Company) at December 31, 2020 and 2019, and the related consolidated statements of operations, deficiency in shareholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Assets Impairment Assessments

As described in Notes 2 and 8 to the consolidated financial statements, the Company has goodwill of $3.5 million at December 31, 2020. In most cases, no directly observable market inputs are available to measure the fair value to determine if the asset is impaired. Therefore, an estimate is derived indirectly and is based on net present value techniques utilizing post-tax cash flows and discount rates. The estimates that management used in calculating the net present values depend on assumptions specific to the nature of the management service activities with regard to the amount and timing of projected future cash flows; long-term professional service forecasts; actions of competitors (competing services), future tax and discount rates.

The principal considerations for our determination that performing procedures relating to the intangible assets impairment assessment is a critical audit matter are the significant judgment by management when developing the net present value of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of projected future cash flows and the discount rate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process for developing the fair value estimate; evaluating the appropriateness of the net present value techniques; testing the completeness and accuracy of underlying data used in the model; and evaluating the significant assumptions used by management, including the amount and timing of projected future cash flows and the discount rate. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and the discount rate involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the intangible assets, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

March 31, 2021

Fort Lauderdale, Florida

We have served as the Company’s auditor since 2018.

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$279,311	$76,902
Accounts receivable-net	16,377	99,540
Prepaid and other	–	10,234
Total current assets	295,688	186,676

Property and equipment, net of accumulated depreciation of $205,443 and $182,343 respectively	211,779	234,879
Land	603,000	603,000
Intangible assets, net	253,550	253,550
Goodwill	3,499,963	3,499,963
Deposits	13,600	13,600
Right of use - assets	52,567	90,799
Due from related party	–	23,338
Other assets	–	10,000
Total assets	$4,930,147	$4,915,805

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$617,073	$795,964
Accrued expenses - related parties	2,196,222	1,447,487
Accrued interest	722,815	586,461
Right of use - liability	54,185	92,328
Due to director & officer	126,849	136,349
Deferred revenue	353,830	235,895
Line of credit	51,927	91,099
Common stock to be issued	–	500
Preferred stock to be issued	222,000	–
Notes payable	947,912	207,351
Notes payable - related party	37,885	84,746
Convertible notes payable, net of debt discounts of $108,321 and $828,468, respectively	2,476,647	595,257
Net, liabilities of discontinued operations	2,441,965	2,555,837
Derivative Liability	2,405,358	3,102,392
Total current liabilities	12,654,668	9,931,666

Other Liabilities
Notes payable	399,778	410,000
Convertible notes payable, net of current portion and net of debt discounts of $0 and $687,849, respectively	–	484,568

Total liabilities	$13,054,446	$10,826,234

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

AS OF DECEMBER 31, 2020 AND 2019

Deficiency in shareholders' equity
Preferred stock
Preferred Stock Series B- 3,000,000 shares authorized, no par, stated value of $4.00, 1,764,244 and 1,733,254 shares issued and outstanding at December 31, 2020 and 2019, respectively	7,056,977	6,933,012
Preferred Stock Series C- 500 shares authorized, no par, stated value of $4.00, 122 and 120 shares issued and outstanding at December 31, 2020 and 2019, respectively	488	480
Preferred Stock Series D- 800,000 shares authorized, no par, stated value $4.00, 250,000 shares issued and outstanding at December 31, 2020 and 2019	1,000,000	1,000,000
Preferred Stock Series E- 1,000,000 shares authorized, no par, stated value $4.00, 150,750 and 150,749 shares issued and outstanding at December 31, 2020 and 2019, respectively	603,000	602,998
Preferred Stock Series F- 800,000 shares authorized, no par, stated value $4.00, 175,045 and 175,043 shares issued and outstanding at December 31, 2020 and 2019, respectively	700,180	700,173
Preferred Stock Series F-1- 800,000 shares authorized, no par, stated value $4.00, 35,752 and 35,745 shares issued and outstanding at December 31, 2020 and 2019, respectively	143,008	142,983
Preferred Stock Series G- 20,000,000 shares authorized, no par, stated value $4.00, 325,244 shares issued and outstanding at December 31, 2020 and 2019	1,300,976	1,300,976
Preferred Stock Series H- 4,859,379 shares authorized, no par, stated value $4.00, 119,101 and -0- shares issued and 37,500 and -0- shares outstanding at December 31, 2020 and 2019, respectively	476,404	–
Preferred Stock Series I- 500,000,000 shares authorized, with par value of $.001, 195,010,000 and 195,000,000 issued and outstanding at December 31, 2020 and 2019, respectively	195,010	195,000
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at December 31, 2020 and 2019	8,201	8,200
Preferred Stock Series K1- 35,000,000 shares authorized, par value of $.001, -0- and 1,447,157 shares issued and outstanding at December 31, 2020 and 2019, respectively	–	1,447
Preferred Stock Series L- 100,000,000 shares authorized, no par, stated value $4.00, 319,492 shares issued and outstanding at December 31, 2020 and 2019	1,277,972	1,277,968
Preferred Stock Series R-5,000 shares authorized, stated value of $1,200, 165 shares issued and outstanding at December 31, 2020 and 2019	198,000	198,000
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 5,268,797 and 67,742 shares issued and outstanding at December 31, 2020 and 2019, respectively	5,267	68
Treasury stock; 294,101 and -0- shares of Series H Preferred stock at December 31, 2020 and 2019	(2,365,864)	–
Additional paid-in capital	46,111,302	43,470,501
Accumulated deficit	(64,835,220)	(61,742,235)
Total deficiency in shareholders' equity	(8,124,299)	(5,910,429)

Total liabilities and deficiency in shareholders' equity	$4,930,147	$4,915,805

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	DECEMBER 31,
	2020	2019
REVENUE
Rental income	$138,832	$176,882
Financial Services	3,314,226	3,530,478
Other	–	–
Total revenue	3,453,058	3,707,360

COST OF SALES
Rental business	156,191	174,433
Tax Services	1,511,995	1,491,053
Other	–	–
Total cost of sales	1,668,146	1,665,486

GROSS MARGIN	1,784,912	2,041,874

OPERATING EXPENSES
Depreciation expense	1,274	7,318
Selling, general and administrative	3,587,789	3,305,824
Total operating expenses	3,589,063	3,313,142

LOSS FROM OPERATIONS	(1,804,151)	(1,271,268)

OTHER INCOME (EXPENSE)
Change in value of derivative liability	379,892	(2,482,145)
Interest expense	(332,704)	(489,294)
Conversion cost penalty and reimbursement	(25,400)	(813,220)
Amortization of debt discounts	(1,192,044)	(972,047)
Total other income (expenses)	(1,170,256)	(4,756,706)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(2,974,407)	(6,027,974)

LOSS FROM DISCONTINUED OPERATIONS	(125,599)	(335,658)

GAIN (LOSS) FROM DISPOSAL OF DISCONTINUED OPERATIONS	194,873	–

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	69,274	(335,658)

NET LOSS FOR THE YEAR	$(2,905,133)	$(6,363,632

Basic Earnings (loss) per Share
Continuing Operations	$(3.20)	$(250.53)
Discontinued Operations	$0.08	$(13.21)

Diluted Earnings (loss) per Share
Continuing Operations	$(3.20)	$(250.53)
Discontinued Operations	$–	$(13.21)

Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continuing Operations	908,485	25,401
Discontinued Operations	908,485	25,401

Weighted Average Shares Outstanding - Diluted Earnings (loss) per Share
Continuing Operations	908,485	25,401
Discontinued Operations	1,444,295,967,109	25,401

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock Series A, I, K, K-1		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Stock, Series C and R
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2018	9,647,720	$9,648	2,664,283	$10,657,137	119	$480
Issuance to balance reverse split partial rounding shares	–	–	–	–	–	–
Issuance of I Series preferred stock as compensation	250,000,000	250,000	–	–	–	–
Issuance of Series G preferred stock for Key Tax acquisition	–	–	325,244	1,300,976	–	–
Conversion of preferred stock I series	(55,000,000)	(55,000)	–	–	–	–
Issuance of R Series preferred stock	–	–	–	–	165	198,000
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance December 31, 2019	204,647,720	$204,648	2,989,528	$11,958,113	284	$198,480
Issuance of common stock for services	–	–	–	–	–	–
Issuance of preferred stock for services	10,000	10	31,000	124,000	2	8
Preferred stock to be issued	–	–	–	–	–	–
Issuance of common stock in exchange for preferred stock	(1,447,157)	(1,447)	–	–	–	–
Issuance of preferred stock in exchange for common stock	–	–	119,101	476,404	–	–
Dividend on Series G preferred stock	–	–	–	–	–	–
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–
Sale of subsidiaries	–	–	–	–	–	–
Issuance of common stock	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, December 31, 2020	203,210,563	$203,211	3,139,629	$12,558,517	286	$198,488

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY) (continued)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2018	–	$–	60	$1	$39,665,111	$(55,378,603)	$(4,846,225)
Issuance to balance reverse split partial rounding shares	–	–	(826)	–	–	–	–
Issuance of I Series preferred stock as compensation	–	–	–	–	(50,000)	–	–
Issuance of Series G preferred stock for Key Tax acquisition	–	–	50	1	(977)	–	1,300,000
Conversion of preferred stock I series	–	–	8,250	8	54,992	–	–
Issuance of R Series preferred stock	–	–	–	–	(83,000)	–	115,000
Conversion of convertible notes payable	–	–	59,382	59	1,027,377	–	1,027,436
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	2,856,994	–	2,856,994
Net loss	–	–	–	–	–	(6,363,632)	(6,363,632)
Balance December 31, 2019	–	$–	67,742	$68	$43,470,497	$(61,742,235)	$(5,910,429)
Issuance of common stock for services	–	–	18,000	18	(18)	–	–
Issuance of preferred stock for services	–	–	–	–	(124,018)	–	–
Preferred stock to be issued	–	–	–	–	–	–	–
Issuance of common stock in exchange for preferred stock	–	–	3,500	4	1,444	–	–
Issuance of preferred stock in exchange for common stock	–	–	(320)	(1)	(476,403)	–	–
Dividend on Series G preferred stock	–	–	–	–	–	(187,850)	(187,850)
Conversion of convertible notes payable	–	–	5,014,697	5,014	262,959	–	267,973
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	611,141	–	611,141
Sale of subsidiaries	(294,101)	(2,365,864)	–	–	2,365,864	–	–
Issuance of common stock	–	–	163,814	164	(164)	–	–
Net loss	–	–	–	–	–	(2,905,133)	(2,905,133)
Balance, December 31, 2020	(294,101)	$(2,365,864)	5,267,433	$5,267	$46,111,302	$(64,835,220)	$(8,124,299)

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(2,905,133)	$(6,363,632)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	23,100	67,702
Bad debt expense	–	(16,338)
Amortization of loan discount	(1,183,147)	972,047
Change in value of derivative liability	(379,892)	2,482,145
Convertible note issued for conversion cost reimbursement	–	–
Conversion cost penalty	–	813,220
(Increase) decrease in:
Accounts receivable	83,163	53,324
Inventory	–	–
Deposits	–	11,804
Right of use - assets	38,232	–
Prepaids and other	10,234	64,454
Other assets	10,000	7,274
Intangible assets	–	(3,550)
Increase(decrease) in:
Accounts payable & Accrued expense	(156,678)	303,576
Accrued officers compensation	748,735	775,000
Accrued interest	185,820	169,455
Right of use - liabilities	(38,143)	–
Preferred shares to be issued	222,000	–
Due to officers and shareholders	23,338	–
Deferred revenue	117,935	222,428
Net cash provided by (used in) operating activities	(834,142)	(1,048,243)

Net cash from Discontinued Operations - Operating	(113,872)	240,037

INVESTING ACTIVITIES
Purchase of equipment	–	3,178
Disposal of equipment	–	29,275
Net cash provided by (used in) investing activities		32,448

Net cash from Discontinued Operations - Investing	–	–

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

FINANCING ACTIVITIES
Proceeds from shareholder	–	32,000
Repayments to directors and officers	(9,500)	(56,805)
Proceeds from convertible notes payable	746,072	613,526
Proceeds from notes payable - related party	127,445	21,199
Proceeds from notes payable	706,807	419,778
Proceeds from line of credit	–	149,247
Repayment of line of credit	(39,172)	(60,147)
Repayments to convertible notes payable	(27,106)	(358,437)
Repayments to notes payable - related party	(163,316)	(150,134)
Repayments to notes payable - 3rd party	(2,957)	(7,368)
Issuance of preferred I stock	–	115,000

Net cash provided by (used in) financing activities	1,150,423	717,859

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	202,409	(17,530)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,902	158,676

CASH AND CASH EQUIVALENTS, END OF PERIOD	$279,311	$100,776

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$379,892	$226,748

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$196,291	$593,817
Common stock issued for settlement of accrued expense	49,466	$–
Series G Preferred Stock issued for acquisition of Key Tax Group	$–	$1,300,000
Series I preferred stock issued for compensation	–	$–
Conversion of preferred stock to common stock	$–	$55,000
Derivative liability settled upon conversion	$611,141	$2,856,994

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company, LLC (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff Lexington Corp. (“Cardiff Lexington”, the “Company”), a publicly held corporation.

In the first quarter of 2013, it was decided to restructure Cardiff Lexington into a holding company that adopted a new business model known as "Collaborative Governance," a form of governance enabling businesses to take advantage of the potential access to capital markets provided by affiliation with a publicly-traded company. Cardiff Lexington began targeting the acquisition of niche companies with high growth potential. The reason for this strategy was to protect the Company’s shareholders by acquiring businesses with little to no debt, seeking support with both financing and management that had the ability to offer a return to investors.

Description of Business

Cardiff Lexington consists of the following wholly owned subsidiaries:

We Three, LLC dba Affordable Housing Initiative (“AHI”), acquired May 15, 2014

Romeo’s Alpharetta, LLC dba Romeo’s NY Pizza (“Romeo’s Pizza”), acquired June 30, 2014; Sold July 1, 2020.

Edge View Properties, Inc., (“Edge View”) acquired July 16, 2014

Repicci’s Franchise Group, LLC (“Repicci’s Group”), acquired August 10, 2016; Sold June 1, 2020.

Platinum Tax Defenders, LLC (“Platinum Tax”), acquired July 31, 2018

JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), acquired May 2019

Red Rock Travel Group, LLC (“Red Rock”), acquired July 31, 2018, discontinued May 31, 2019

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff, and its wholly-owned subsidiaries: AHI dba We Three, LLC, Edge View, Platinum Tax, and Key tax, and subsidiaries shown as discontinued operations includes Red Rock Travel Group, LLC, Romeo’s, and Repicci’s. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported condensed consolidated financial results. Subsidiaries discontinued are shown as discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

Change in Capital Structure

In the first quarter of 2019, the Company executed a reverse stock split of 1,500:1 effective March 21, 2019.

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

Rental Income

The Company’s rent revenue is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section 605- 10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying consolidated balance sheets as of December 31, 2020 and 2019. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable

Accounts receivable is reported on the balance sheet at gross amounts due to the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible which was $21,870 and none as of December 31, 2020 and 2019, respectfully. As of December 31, 2020 and 2019, the Company had accounts receivable of $16,377 and $99,540, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business.

Property, Equipment and Leasehold Improvements

Property, equipment, and leasehold improvements are carried at cost. Expenditures for renewals and betterments that extend the useful lives of property, equipment or leasehold improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method for financial reporting purposes based on the following estimated useful lives:

Classification	Useful Life
Equipment, furniture, and fixtures	5 - 7 years
Leasehold improvements	10 years or lease term, if shorter

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believe such assumptions are also comparable to those that would be used by other marketplace participants. During years-ended December 31, 2020 and 2019, the company did not recognize any Goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2020 and 2019.

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2020	$–	$–	$2,405,358	$2,405,358

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2019	$–	$–	$3,102,392	$3,102,392

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

For the years ended December 31, 2020 and 2019 the Company did not have any interest and penalties associated with tax positions. As of December 31, 2020 and 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of December 31, 2020, the Company has sustained recurring loses and accumulated a working capital deficit. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management has prospective investors and believes the raising of capital will allow the Company to fund its cash flow shortfalls and pursue new acquisitions. There can be no assurance that the Company will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to it. Should the Company be unable to raise sufficient funds, it may be required to curtail its operating plans. In addition, increases in expenses may require cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future. Should the Company not be able to raise sufficient funds, it may cause cessation of operations.

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

JM Enterprise 1, Inc. (dba) Key Tax Group

JM Enterprise 1, Inc. (d.b.a. Key Tax Group) (“Key Tax) and Cardiff Lexington Corp. as previously announced in May 2019 signed a definitive merger agreement under which Key Tax became a wholly owned subsidiary effective May 8, 2019. In connection with the closing of the acquisition, a Preferred “G” Class of stock with a par value of $0.001 was established and issued. The Preferred “G” Class of stock rights and privileges include voting rights, a conversion ratio of 1:1.25 and were distributed at the adjusted rate of $0.07 per share (pre-split) for a total of 18,571,428 representing a value of $1,300,000. Additionally, the Company issued 500,000 shares of common stock with a par value of $0.001 to novate a convertible debt of $30,912.32. These Preferred “G” shares have a lock-up/leak-out limiting the sale of stock for 12 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Acquisition Agreement.

The preliminary purchase allocation of the net assets acquired was finalized as follows:

Key Tax Fair Value
Cash	$9,484
Accounts receivable	90,766
Key Tax Group trade name	250,000
Property and equipment	6,044
Goodwill	1,407,915
Liabilities	(464,209)
Total	$1,300,000

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2020	2019
Accounts payable	$119,653	$228,971
Accrued Credit cards	28,548	86,077
Accrued Income, payroll, and other taxes	282,798	276,614
Accrued advertising	75,963	53,189
Accrued payroll	27,569	58,760
Accrue expense - other	82,543	92,353
Total	$617,074	$795,964

The Company previously reported that it failed to remit payroll tax payments since 2006, as required by various taxing authorities. Payroll taxes and estimated penalties were accrued in recognition of accrued salaries subsequently settled via stock issue and other agreements that did not result in reportable or taxable payroll transactions. As of December 31, 2020 and 2019, the Company estimated the amount of taxes, interest, and penalties that the Company could incur as a result of payroll related taxes and penalties to be $0 and $45,238, respectively.

4.	PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2020 and 2019 was $211,779 and $234,879, respectively, consisting of the following:

	December 31,
	2020	2019
Residential housing	$341,205	$341,205
Furniture, fixture, and equipment	76,017	76,017
Leasehold improvements	–	–
Total	417,222	417,222
Less: accumulated depreciation	(205,443)	(182,343)
Plant and equipment, net	$211,779	$234,879

During the years ended December 31, 2020 and 2019, depreciation expense was $23,100 and $278,154, respectively. During the years end December 31, 2020 and 2019, the Company recorded depreciation expense of $1,274 and $7,318, in operations expense and $21,826 and $60,384, in cost of goods sold, respectively.

During the year ended December 31, 2019, the Company disposed fixed assets of $104,886 and related liabilities related to a company-owned franchise, resulting in net cash flow of $0 and a gain on sale of $91,847 from disposal.

5.	LAND

As of December 31, 2020 and 2019, the Company owns land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into a residential community.

6.	LINE OF CREDIT

In February 2018, The Company had a line of credit with a financial institution for $92,500 which incurs interest of PRIME plus 3.45% (6.7% and 8.2% at December 31, 2020 and 2019, respectively) and is revolving. As of December 31, 2020 and 2019, the Company had balance of $51,927 and 91,099, respectively.

7.	RELATED PARTY TRANSACTIONS

The Company has entered into several unsecured loan agreements with related parties.

The Chairman of the Board was paid deferred compensation of $360,000 and $300,000 per year for the years 2020 and 2019, respectfully. Additionally, a target bonus was granted and accrued in the amount of $200,000. Unpaid deferred compensation as of December 31, 2020 and 2019, respectively was $1,020,000 and $642,500.

The Chief Executive Officer was paid compensation of $360,000 and $300,000 per year for the years 2020 and 2019, respectfully. Additionally, a target bonus was granted and accrued of $200,000. Unpaid deferred compensation as of December 31, 2020 and 2019, respectively was $1,035,000 and $657,500.

The Chief Operating Officer was paid compensation of $120,000 per year for the years 2020 and 2019. Unpaid deferred compensation as of December 31, 2020 and 2019, respectively was $120,000 and $222,000.

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of December 31, 2020 and 2019, the Company owed the Chairman $126,849 and $136,349, respectively.

8.	NOTES AND LOANS PAYABLE

Notes and loans payable at December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
Notes and Loans Payable - Unrelated Party	$1,347,690	$617,351
Notes and Loans Payable - Related Party	37,885	84,746
Total	1,385,575	702,097
Notes and Loans Payable - Related Party	37,885	84,746
Current portion	947,912	207,351
Long-term portion	$399,778	$410,000

Notes and Loans Payable – Related Party

The Company obtained short-term advances from Managers at several entities that are none interest bearing and due on demand. These balances were $37,885 and $84,746 as of December 31, 2020 and 2019, respectively.

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement with a shareholder for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. No warrants had been exercised before the expiration. The balance of the note was $10,989 at December 31, 2020 and 2019, respectively. The accrued interest of the note was $2,272 and $3,591 at December 31, 2020 and 2019, respectively.

On September 7, 2011, the Company entered into a Promissory Note agreement with for $50,000. The note bore interest at 8% per year and matured on September 7, 2016. The balance of the note, was $50,000 at December 31, 2020 and 2019, respectively. The accrued interest of the note was $37,822 and $33,282 at December 31, 2020 and 2019, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement for $50,000. The note bore interest at 8% per year and matured on November 17, 2016. The balance of the note was $50,000 at December 31, 2020 and 2019, respectively. The accrued interest of the note was $55,500 and $32,505 at December 31, 2020 and 2019, respectively.

On September 9, 2019, the Company obtained a promissory note for $410,000 at 10% interest which is due in September 9, 2020. The balance of the note, was $410,000 at December 31, 2020 and 2019, respectively. The accrued interest of the note was $53,805 and $41,000 at December 31, 2020 and 2019, respectively

Paycheck Protection Program (“PPP”) Loans

On April 14, 2020, the Company obtained a PPP loan of $127,400 at an interest rate of 1% with a maturity date of April 14, 2022. This loan has been forgiven as part of the 2020 US Federal government Coronavirus Aid, Relief and Economic Security Act. The balance and accrued interest at December 31, 2020 was $127,400 and $923, respectively.

On May 8, 2020, the Company obtained a PPP loan of $257,500 at an interest rate of 1% with a maturity date of May 8, 2022. This loan has been forgiven as part of the 2020 US Federal government Coronavirus Aid, Relief and Economic Security Act. The balance and accrued interest at December 31, 2020 was $257,500 and $1,695, respectively.

The Company obtained short-term loans from individuals. These short-term loans are due on demand and accrue interest from 12% - 18%. These short-term loans were $119,129 and $166,000 at December 31, 2020 and 2019, respectively. The accrued interest of these short-term loans was $29,544 and $30,050 at December 31, 2020 and 2019, respectively

Small Business Administration (“SBA”) Loans

On June 2, 2020, The Company obtained an SBA loan of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The balance and accrued interest at December 31, 2020 was $149,900 and $3,310, respectively.

On April 12, and June 16, 2020, the Company obtained an SBA grants of $20,000 and mature in one year from advance, if not forgiven. The balances and accrued interest at December 31, 2020 was $20,000 and $628, respectively.

On October 7, 2020, the company obtained an SBA loan of $150,000 at an interest rate of 3.5% with a maturity date of October 7, 2050. The balance and accrued interest at December 31, 2020 was $149,900 and $1,239, respectively.

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

During the years ending December 31, 2020 and 2019, the Company had proceeds of $865,500 and $613,526 from convertible notes, repaid $223,397 and $218,863 to convertible noteholders resulting in balances due to convertible note holders of $2,476,647 and $1,079,825, as of December 31, 2020 and 2019, respectively net of debt discounts. The following amounts reflect debt discount of $108,320 and $828,468 as of December 31, 2020 and 2019, respectively.

During the years ending December 31, 2020 and 2019, the Company recorded amortization of debt discounts of $1,192,044 and $972,047 during the years ending December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, respectively, the Company converted $196,291 and $422,809 of convertible debt and $49,466 and $53,255 in interest, penalties, and fees into 5,014,697 shares of the company’s Common Stock.

Convertible notes at December 31, 2020 and December 31, 2019 are summarized as follows:

	Year Ended December 31,
	2020	2019
Convertible notes payable - unrelated party	$2,584,967	$1,908,293
Convertible notes payable - related party	–	–
Total convertible debt	2,584,967	1,908,293
Discounts on convertible notes payable	(108,320)	(828,468)
Total convertible debt less debt discount	2,476,647	1,079,825
Current portion	2,476,647	595,257
Long-term portion	$–	$484,568

Convertible Notes Payable – Unrelated Party

Note 1

On April 21, 2008, the Company entered into an unsecured Convertible Debenture (“Debenture 1”) with a shareholder in the amount of $150,000.. Debenture 1 bore interest at 12% per year, matured in August 2009, and was unsecured. All principal and unpaid accrued interest was due at maturity.

On March 11, 2009, the Company entered into an unsecured Convertible Debenture (“Debenture 2”) with a shareholder in the amount of $15,000. Debenture 2 bore interest at 12% per year, matured on March 11, 2014. All principal and unpaid accrued interest was due at maturity. The Company was in default on Debenture 2. The note is in default and currently accrues interest at the default interest rate of 12%.

Note 7

On February 9, 2016, the Company entered into a 15% convertible line of credit with an unrelated entity in the amount up to $50,000. On February 9, 2016, the Company received $17,500 cash for the line of credit, which matured on February 9, 2017. Note 7, is currently in default and accrues at a default interest rate of 20%.

Note 7-1

On October 28, 2016, the Company received $25,000 cash pursuant to the terms of Note 7, which matured on October 28, Note 7-1 is currently in default and accrues at a default interest rate of 20%.

Note 8

On March 8, 2016, the Company entered into a 15% convertible promissory note in the principal of $50,000 \with an unrelated entity for services rendered. Note 8 is matured on March 8, 2017. Note 8 is currently in default and accrues at a default interest rate of 20%.

Note 9

On September 12, 2016, the Company entered into a 10% convertible promissory note in the principal of $80,000 (“Note 9”) with an unrelated entity for services rendered. Note 9 is matured on September 12, 2017Note 9 is currently in default and accrues at a default interest rate of 20%.

Note 10

On January 24, 2017, the Company entered into a 10% convertible promissory note in the principal of $80,000 with an unrelated entity for services rendered. Note 10 is matured on January 24, 2018. Note 10 is currently in default and accrues at a default interest rate of 20%.

Note 11-1

On February 21, 2017, the Company received $25,000 cash pursuant to the terms of Note 11, which matured on February 21, 2018. Note 11-1 is currently in default and accrues at a default interest rate of 20%.

Note 11-2

On March 16, 2017, the Company received $40,000 cash pursuant to the terms of Note 11-2, which matured on March 16, 2018. Note 11-2 is currently in default and accrues at a default interest rate of 20%.

Note 13-1 & -2

On April 21, 2017, the Company entered into a convertible promissory note with an unrelated entity in the amount $330,000, with original issue discount of $30,000 for net cash to the company of $300,000 (“Note 13-1”). Note 13-1 matured on April 21, 2018.

On July 24, 2018, Note 13-1 was purchased by an unrelated party with a new Replacement Convertible Promissory Note (“Note 13-2”) in the amount of $237,909. Note 13-2 bears interest at 5%, matured on January 24, 2019.

Note 22,-1,&-3

On July 10, 2018, the Company entered into a Senior Secured Convertible Promissory Note \with an unrelated entity in the amount $1,040,000, with original issue discount of $103,000, expenses of $64,160 and an interest deposit of $20,000 resulting in net cash to the company of $852,840. Note 22 matures January 10, 2021 and is current. Note 22 bears interest at a 12 % rate.

Note 25

On August 13, 2018, the Company entered into a Convertible Promissory Note with an unrelated entity in the amount $126,560, with original issue discount of $13,560 and expenses of $13,000 resulting in net cash to the company of $100,000. Note 25 matured February 13, 2019 and is currently in default. The default interest rate is 18%.

Note 26

On August 10, 2017, the Company entered into a Debt Purchase Agreement with an unrelated entity in the amount $20,000. The Note matured January 27, 2018 and is currently in default. The default interest rate is 15%.

Note 29

On May 10, 2019, the Company entered into an 8% Convertible Secured Redeemable Note (“Note 29”) with an unrelated entity in the amount $150,000 and expenses of $7,500 resulting in net cash to the company of $142,500. Note 29 is secured, prior to maturity of May 10, 2020.

On November 8, 2019, Note 29 was purchased by and assigned to an unrelated party upon execution of Amendment No. 1 to Convertible Promissory Note. The amount assigned was the existing principal amount of the Note 29 of $150,000 and accrued interest of $5,917.81 (“Note 29-1”) plus a new 8% Convertible Secured Redeemable Note (“Note 29-2). The total amount assigned to the new note holder is $218,284.93. Note 29-2 bears interest at 8%, matured on November 8. The note is in default and currently accrues interest at the default interest rate of 24%..

Note 30

On July 26, 2019, the Company entered into a Convertible Note Payable (“Note 30”) with an unrelated entity in the amount $73,500, with expenses of $3,000 resulting in net cash to the company of $70,500. Note 30 matured on July 26, 2020. The note is in default and currently accrues interest at the default interest rate of 22%.

Note 31

On August 28, 2019, the Company entered into an 8% Convertible Secured Redeemable Note with an unrelated entity in the amount $120,000, with expenses of $6,000 resulting in net cash to the company of $114,000. Note 31 matured August 28, 2020. The note is in default and currently accrues interest at the default interest rate of 24%.

Note 32

On May 22, 2019, the Company received $25,000 from a draw on the line of credit. Note 32 matured May 22, 2020. The note is in default and currently accrues interest at the default interest rate of 20%.

Note 33

On February 11, 2020, the Company entered into a 6% Convertible Promissory Note with an unrelated entity in the amount $157,500, with original issue discount of $7,500 and expenses of $7,500 resulting in net cash to the company of $142,500. Note 33 is matures February 11, 2021.

Note 34

On May 18, 2020, the Company entered into a 6% Convertible Promissory Note with an unrelated entity in the amount $63,000 and expenses of $3,000 resulting in net cash to the company of $60,000. Note 34 matures May 18, 2021.

Note 35

On August 24, 2020, the Company entered into a 6% Convertible Promissory Note with an unrelated entity in the amount $85,000 with expenses of $3,500 resulting in net cash to the company of $81,500. Note 35 matures August 24, 2021.

Note 36-1

On September 03, 2020, the Company entered into a 10% Senior Secured Convertible Promissory Note with an unrelated entity in the amount $733,500, with original issue discount of $183,500 resulting in net cash to the company of $550,000. Note 36-1 matures September 03, 2021.

Note 36-2

On November 03, 2020, the Company entered into a 10% Senior Secured Convertible Promissory Note with an unrelated entity in the amount $733,500, with original issue discount of $183,500 resulting in net cash to the company of $550,000. Note 36- matures November 3, 2021. The first tranche executed upon closing, the Company received $90,000 and a second tranche of $30,000 resulting in net cash to the Company of $120,000.

Note 36-3

On December 29, 2020, the Company entered into a 10% Senior Secured Convertible Promissory Note with an unrelated entity in the amount $126,500, with original issue discount of $13,560 resulting in net cash to the company of $113,000. Note 36-3 matures June 03, 2021 and is current.

Note 37-1

On September 03, 2020, the Company entered into a 10% Senior Secured Convertible Promissory Note \ with an unrelated entity in the amount $200,000, with original issue discount of $50,000 resulting in net cash to the company of $150,000. Note 37-1 matures June 3, 2021. This Note became eligible to convert April 03, 2021 and is convertible into shares of the Company’s common stock as defined in the agreement. The first tranche executed upon closing; the Company received $50,000 resulting in net cash to the Company of $100,000.

Note 37-2

On November 02, 2020, the Company entered into a 10% Senior Secured Convertible Promissory Note with an unrelated entity in the amount $200,000, with original issue discount of $50,000 resulting in net cash to the company of $150,000. Note 37-2 matures November 3, 2021. The first tranche executed upon closing; the Company received $50,000 resulting in net cash to the Company of $100,000.

Note 37-3

On December 29, 2020, the Company entered into a 10 % Senior Secured Convertible Promissory Note \ with an unrelated entity in the amount $200,000, with original issue discount of $50,000 resulting in net cash to the company of $150,000. Note 37-3 matures December 29, 2021. The first tranche executed upon closing; the Company received $50,000 resulting in net cash to the Company of $100,000.

As of December 31, 2020, the Company’s derivative liabilities are embedded derivatives associated with the Company’s convertible notes payable. Due to the Notes’ conversion features, the actual number of shares of common stock that would be required if a conversion of the note as described in Note 9 was made through the issuance of the Company’s common stock cannot be predicted. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the statement of operations.

The Company used the Black-Scholes Model to measure the fair value of the derivative liabilities, resulting in a valuation measurement of $2,405,358 and $3,102,392 at December 31, 2020 and 2019, respectively.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Black-Scholes Option Pricing Model (“Black-Scholes Model”). Refer to Note 10 for the derivative liabilities associated with convertible debt instruments, at December 2020 and 2019.

The following is a schedule of convertible notes payable from December 31, 2019 to December 31, 2020.

Note #	Issuance	Maturity	Principal Balance 12/31/19	New Loan	Cash Paydown	Principal Conversions	Shares Issued Upon Conversion	Principal Balance 12/31/20	Accrued Interest on Convertible Debt at 12/31/19	Interest Expense On Convertible Debt For the Year Ended 12/31/20	Accrued Interest on Convertible Debt at 12/31/20	Unamortized Debt Discount At 12/31/20
1	8/21/2008	8/21/2009	$150,000	$–	$–	$–	–	$150,000	$204,608	$16,300	$225,800	$–
7	2/9/2016	On demand	8,485	–	–	–	–	8,485	2,412	1,537	4,431	–
7-1	10/28/2016	10/28/2017	25,000	–	–	–	–	25,000	10,321	4,528	23,120	–
8	3/8/2016	3/8/2017	1,500	–	–	–	–	–	9,863	272	–	–
9	9/12/2016	9/12/2017	80,000	–	–	–	–	80,000	47,876	14,489	64,701	–
10	1/24/2017	1/24/2018	32,621	–	–	–	–	55,000	23,212	5,908	42,134	–
11-1	2/21/2017	2/21/2018	9,733	–	–	–	–	–	2,533	1,763	–	–
11-2	3/16/2017	3/16/2018	20,032	–	–	–	–	21,345	2,367	3,628	4,433	–
13-2	7/24/2018	1/24/2019	92,205	–	(48,246)	–	–	43,961	24,002	1,990	1,525	–
22	7/10/2018	1/10/2021	953,414	–	(144,905)	–	–	838,433	87,762	–	74,654	12,634
22-1	2/20/2019	1/10/2021	–	–	61,704	–	–	61,704	6,350	6,705	–	–
22-3	4/10/2019	1/10/2021	–	–	56,095	–	–	56,095	5,145	6,096	–	–
25	8/13/2018	2/13/2019	78,314	–	48,246	(8,268)	1,140,161	118,292	17,226	19,283	6,811	–
26	8/10/2017	1/27/2018	20,000	–	–	–	–	20,000	4,533	2,717	7,533	–
29-1	11/8/2019	11/8/2020	141,122	–	–	(40,225)	924,249	101,374	2,409	7,309	178	–
29-2	11/8/2019	11/8/2020	62,367	–	–	–	–	62,367	–	13,555	7,176	–
30	7/26/2019	7/26/2020	73,500	–	–	(73,500)	30,913	–	1,909	463	–	–
31	8/28/2019	8/28/2020	120,000	–	–	(58,170)	1,356,979	61,839	3,288	13,438	10,825	–
32	5/22/2019	5/22/2020	25,000	–	–	–	–	25,000	2,291	4,528	7,301	–
33	2/11/2020	2/11/2021	–	157,500	–	(3,328)	355,556	153,672	–	7,438	8,384	14,364
34	5/18/2020	5/18/2021	–	63,000	–	(12,800)	1,206,838	50,200	–	1,699	2,414	35,150
35	8/24/2020	8/24/2021	–	85,000	–	–	–	85,000	–	1,640	1,803	–
36-1	9/3/2020	1/3/2021	–	120,000	–	–	–	127,200	–	3,563	3,969	922
36-2	11/3/2020	1/3/2021	–	120,000	–	–	–	120,000	–	1,752	1,937	1,475
36-3	12/29/2020	1/3/2021	–	120,000	–	–	–	120,000	–	89	98	18,000
37-1	9/3/2020	6/30/2021	–	67,000	–	–	–	67,000	–	1,989	2,197	11,162
37-2	11/2/2020	6/30/2021	–	66,500	–	–	–	66,500	–	987	1,090	8,319
37-3	12/29/2020	6/30/2021	–	66,500	–	–	–	66,500	–	49	55	6,295

			$1,893,293	$865,500	$(27,106)	$(196,291)	5,014,696	$2,584,967	$458,107	$143,715	$502,569	$108,320

10.	FAIR VALUE MEASUREMENT

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using terms in the notes that are subject to volatility and market price of the underlying common stock of the Company.

As of December 31, 2020, and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2020 and 2019, respectively, in the amounts of $2,405,358 and $3,102,392, have a level 3 classification.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the year ended December 31, 2020, the Company’s stock price decreased from its initial valuation and thus, the derivative liability also decreased. Generally, as the stock price decreases for each of the related convertible notes that have an embedded derivative liability, the value of the derivative liability decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s convertible notes with an embedded derivative liability.

The Company used the Black-Scholes Model to measure the fair value of the derivative liabilities as $2,405,358 and $3,102,392 on December 31, 2020 and 2019, respectively, and will subsequently remeasures the fair value at the end of each period, and record the change of fair value in the consolidated statement of operation during the corresponding period.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2019:

Derivative Liability, December 31,2018	$1,870,625
Day 1 Loss	24,762,381
Discount from derivatives	1,275,912
Resolution of derivative liability upon conversion	(2,856,994)
Mark to market adjustment	21,949,532
Derivative Liability, December 31, 2019	$3,102,392

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the year ended December 31, 2020, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

Derivative Liability, December 31, 2019	$3,102,392
Day 1 Loss	564,952
Discount from derivatives	294,000
Derivatives settled	(611,141)
Mark to market adjustment	(944,485)
Derivative Liability, December 31, 2020	$2,405,358

The above tables also include derivative liabilities related to warrants to purchase common stock of $6,135 at December 31, 2020. Net gain for the period included mark-to-market adjustments relating to the liabilities held during the year ended December 31, 2019 in the amounts of $2,340.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

Year Ended December 31,
	2020	2019
Volatility	204.5% - 1,005.9%	378.8% - 1,872.7%
Risk-free interest rate	9% - 15%	1.55% - 1.62%
Expected term	.33 – 2.5	.47 – 2.8

11.	CAPITAL STOCK

Preferred Stock

During January 2020, we facilitated a reverse split of several classes our Preferred Stock which has been given retrospective treatment in these financial statements. In addition to the reverse stock split, management established new rights and privileges for certain classes of preferred stock. The reverse split ratio ranges from 1.6:1 to 307.7:1 resulting in a reclassification of $11,837,482 from preferred stock to additional paid in capital. The rights and privileges were changed with unanimous consent of all parties. All holders agreed to replace existing rights and privileges with new uniform conditions and a simplified uniform preferred $4.00 per share stated value.

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

Common Stock

During the twelve months ended December 31, 2019, we executed the following transactions:

•	59,382 shares of common stock were issued upon conversion of certain convertible notes payable.
•	May 8, 2019, the Company issued 50 shares of common stock with a par value of $0.001 pursuant to the terms of the Acquisition Agreement.
•	On March 21, 2019, the Company completed a reverse stock split of 1,500:1 for common shares.
•	On April 26, 2019, conversion of 55,000,000 series I shares were converted to common stock of 8,250
•	On August 24, 2020, 163,814 shares were issued to a financial advisor for services.

During the twelve months ended December 31, 2020, we executed the following transactions:

•	5,014,697 shares of common stock were issued upon conversion of certain convertible notes payable.
•	On January 9, 2020, we issued 25,000 warrants and a free trading common share certificate in the amount of 3,500 shares of common stock for settlement of a threatened lawsuit, refer to Note 14.
•	On May 11, 2020, the Company completed a reverse stock split of 10,000:1 for common shares.
•	On August 24, 2020, 163,814 shares were issued to a financial advisor for services.
• On November 5, 2020, 18,000 shares were issued to investor relations advisor for services • On February 10, 2020, 320 shares were purchased in exchange for 119,101 preferred series H shares.

12.	WARRANTS

The initial and ending valuation of the warrants as of December 31, 2020 are as follows:

Year Ended December 31, 2020
Initial Valuation	$6,135
Ending Value	$3,795

The table below set forth the assumptions for the Black-Scholes Model on each initial date and December 31, 2020:

Year Ended December 31, 2020
Volatility	1,847% - 1,861%
Risk-free interest rate	1.60% - 1.83%
Expected term	0.5 – 7.0

The initial and ending valuation of the warrants as of December 31, 2019 are as follows:

Year Ended December 31, 2019
Initial Valuation	$3,795
Ending Value	$6,135

The table below set forth the assumptions for the Black-Scholes Model on each initial date and December 31, 2019:

Year Ended December 31, 2019
Volatility	1,847% - 1,861%
Risk-free interest rate	1.60% - 1.83%
Expected term	0.5 – 7.0

Accordingly, the Company recorded warrant expense of $2,340 during the year ended December 31, 2019.

The following tables summarize all warrant outstanding as of December 31, 2020, and the related changes during this period. The warrants expire three years from grant date, which as of December 31, 2020 is 1.31 years. The intrinsic value of the warrants as of December 31, 2020 was $-0-.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2020	6,614,287	$0.21
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at December 31, 2020	6,614,287	0.21
Warrants Exercisable at December 31, 2020	6,614,287	$0.21

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating lease expense of $87,649 and $210,286 for the year ended December 31, 2020 and 2019, respectively, consisting of the followings.

	For the year ended
	December 31, 2020	December 31, 2019

Lot	$408	$65,208
Office	87,169	71,557
Total	$87,649	$136,765

The Company has property leases’ future commitments are as follows at December 31, 2020:

2020	$50,916
2021	8,486
$59,402

We have an employment agreement, renewed May 15, 2014, with the Chairman, Mr. Thompson amended on July 15, 2020, effective July 15, 2020 to December 31, 2025 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined the agreement. We provide for compensation of $30,000 per month along with additional incentives.

We have an employment agreement with the Chief Executive Officer, Mr. Cunningham, amended on July 15, 2020, effective on July 15, 2020 to December 31, 2025 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined the agreement. We provide for compensation of $30,000 per month.

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

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our sole officer and director other than as described herein.

On December 31, 2020, the Company’s Chief Financial Officer resigned and was replaced on February 8, 2021. Whereby we provide for compensation of $8,500 per month along with a bonus contingent upon successful up listing on Nasdaq with preferred share and stock options.

The Company is currently in negotiations for the purchase two companies planning to finalize in first two quarters of 2021. One purchase is for $11,000,000 for a time share removal service and other is for $9,213,083 for medical doctor’s office who specializes in orthopedic care and surgery.

The Company acquired Redrock Travel on May 1, 2018. It was determined by the Board of Directors to terminate the acquisition agreement and to file with the State of Florida the cancelation of the Redrock Stock Class. The Company settled a threatened lawsuit related to this entity with issuance of common shares, refer to Note 11.

From time to time the Company may be involved in various asserted claims and legal proceedings arising in the ordinary course of business, some of which may involve claims for substantial amounts.

15.	INCOME TAXES

At December 31, 2020, the Company had federal and state net operating loss carry forwards of approximately $17,330,000 that expire in various years through the year 2038.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2020 and 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2020 and 2019 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $4,391,000 and $3,815,102, respectively, less a valuation allowance in the amount of approximately $4,391,000 and $3,815,102, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in both 2020 and 2019. The valuation allowance increased by approximately $576,700 for the year ended December 31, 2020.

The Company’s total deferred tax asset as of December 31, 2020 and 2019 is as follows:

	2020	2019
Deferred tax assets	$4,391,000	$3,815,102
Valuation allowance	(4,391,000)	(3,815,102)

Net deferred tax asset	$–	$–

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2020 and 2019 is as follows:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

16.	SEGMENT REPORTING

The Company has two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

(1)	Affordable Housing (We Three), and

(2)	Tax Resolution Services (Platinum Tax and Key Tax)

These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. Other revenue consists of nonrecurring items.

The Affordable Housing segment leases and sells mobile homes as an option for a homeowner wishing to avoid large down payments, expensive maintenance costs, large monthly mortgage payments and high property taxes and insurance which is a common trait of brick-and-mortar homes. Additionally, if bad credit is an issue preventing potential homeowners from purchasing a traditional house, the Company will provide a "lease to own" option so people secure their family home.

Platinum Tax Defenders and Key Tax provides tax resolution services to individuals and companies that have federal and state tax liabilities. The company collects fees based on efforts to negotiate and assist in the settlement of outstanding tax debts.

	As of	As of
	December 31, 2020	December 31, 2019
Assets:
Affordable Housing Rentals	$258,813	$299,565
Financial Services	4,369,195	4,302,238
Others	302,139	314,002
Consolidated assets	$4,930,147	$4,915,805

	December 31, 2020	December 31, 2019
Revenues:
Affordable Housing Rentals	$138,832	$176,882
Financial Services	3,314,226	3,530,480
Other	–	–
Consolidated revenues	$3,453,058	$3,707,360

Cost of Sales:
Affordable Housing Rentals	$156,191	$174,433
Financial Services	1,511,995	1,491,053
Other	–	–
Consolidated cost of sales	$1,668,146	$1,665,486

Income (Loss) from operations from subsidiaries
Affordable Housing Rentals	$(40,378)	$(18,720)
Financial Services	(190,338)	114,773
Loss from operations	$(230,716)	$96,053

Loss from operations from Cardiff Lexington	$(1,573,435)	$(1,374,409)

Income (Loss) before taxes
Affordable Housing Rentals	$(40,378)	$(18,720)
Financial Services	(187,943)	82,354
Corporate and administration	(2,676,812)	(6,382,542)
Consolidated income (loss) before taxes	$(2,905,133)	$(6,318,908)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed and submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act are accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of its executive officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, the executive officers of the Company has concluded that, as of the end of the period covered in this Annual Report, these disclosure controls and procedures were ineffective.

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

As of December 31, 2020, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.                 As of December 31, 2020, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.                 As of December 31, 2020, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this deficiency constitutes a material weakness.

3.                 Lack of formal documentation over internal control procedures and environment.

4.                 Lack of proper segregation of duties and multiple level of reviews.

5.                 Lack of expertise in accounting of derivative liabilities.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2020 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until successors are elected and qualified. Our Chief Executive Officer is appointed by the Board of Directors to a term of one year and serve until a successor is duly elected and qualified, or until that person resigns or is removed from office. Our Board of Directors has no nominating, or compensation committees. Our Board of Directors has two members.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Positions
Daniel Thompson	72	Chairman of the Board of Directors
Alex Cunningham	65	Chief Executive Officer and President, Director
Dr. Rollan Roberts II	43	Chief Operating Officer
Patrick Lambert	58	Chief Financial Officer

Background of our officers and directors

Daniel Thompson, 72, Chairman of the Board of Directors. In June of 2010 Thompson was previously appointed Chairman and CEO of Cardiff Lexington formerly a television and entertainment industry professional with a 30-year career that embraces network and cable advertising sales programming production and product placement, Mr. Thompson was president of Creative Entertainment Services, which he founded and successfully sold in a transaction. Mr. Thompson also co-founded and successfully sold an industry service company – Creative Television Marketing, a producer of short-form advertising concepts: Closed- Captioning Sponsorships, 10-Second Promotional Advertising vehicles, and network Game Show Merchandising. He also oversaw new business for A Creative Group, a full-service entertainment marketing company. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha.

Alex Cunningham, 65, Chief Executive Officer, President, and Director. Mr. Cunningham has agreed to join the Cardiff Lexington family in June of 2015. Mr. Cunningham's background is in Business Development. His focus is on identifying prospects for franchising, mergers and acquisitions specializing in structuring one or multiple franchise acquisitions; and/or franchising existing businesses. He is a founder of Fran Consult, Inc. a business development company representing over 300 Franchise operations; owner, managing partner at AH Cunningham & Associates, LLC 2006 - Present; Profit Management Consulting, Inc., founder, President & CEO 1996-2005; managed projects and staff of 85 for 20 years for over 2000 private or closely held middle-market companies throughout 24 states. He was a partner at London Capital Corporation 1991 - 1996; President & CFO at Vance Communications, Inc. 1988-1991. Honors and Awards: 2010 Consultant of the Year - Franchise, Inc. National Association of Franchise Consultants. MBA - Crummer Graduate School of Business Rollins College - Winter Park, Florida; BBA's - Finance and Business Administration University of Kentucky - Lexington, Kentucky.

Dr. Rollan Roberts II, 43, Chief Operating Officer. Dr. Roberts II turned around large, established companies, and has created high growth revenue organizations. Dr. Roberts has passionately led with excellence a multi-billion, publicly held database company along with healthcare, technology, manufacturing, and direct sales companies. He has led nearly 1,500 employees at a given time servicing clients such as Capital One, IndyMac Bank, State Farm, Allstate, Nationwide along with federal and state government agencies.

Dr. Roberts has authored four business and leadership books, holds an MBA from Liberty University, a doctorate degree in International Business & Entrepreneurship from California InterContinental University and was recognized as the “Top 100 Most Influential Floridians” of 2015.

Patrick Lambert, 58, brings to Cardiff Lexington over 35 years’ progressive public and private company experience in finance and operations management. He is familiar with and has been instrumental in numerous levels of consolidations in manufacturing, distribution, retail, and service industries with start-ups, multi-location, and multi-state companies.  Mr. Lambert has worked in the Banking industry, Consumer goods, and the Hospitality industry for the last 20 years with many years of public company reporting experience being skilled in SEC reporting including 10Qs, 10Ks, and 8Ks, month end closings and reconciliations, financial statements, and reports, budgets, and variance analysis. He has designed cash forecasting and debt covenants models. Mr. Lambert served for 11 years as CFO of Prince-Bush Hotels, a chain of franchised hotels in the United States responsible for SEC reporting for 10K and 10Q as well as SOX compliance reporting. He was CFO at Kerzner International Resorts, Inc., Atlantis Resort Casino, One & Only Resorts where he was responsible for all monthly financial reporting, G/L,A/P, & A/R, Payroll & Tax Returns, and review and analysis of new investment/acquisition opportunities, business plans and strategies. Mr. Lambert was Director of Finance for Air Jamaica and U.S. Controller for both SuperClubs Resorts & International Lifestyles, (Hotel Corporation) and Controller for Cendant Corporation-Avis Rent A Car Systems, Wyndham Resorts. He also served as Regional Controller for the Miller Brewing Company, a Phillip Morris Subsidiary. Mr. Lambert began his career with Citicorp going through their management training program. He holds a Bachelor's of Science Degree in Business Administration and Finance from The State University of New York.

Audit Committee Financial Expert

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee. Our Board of Directors has two members.

Code of Ethics

We have not adopted a code of ethics that applies to our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Compliance with Section 16 (a) of the Exchange Act

Under Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of the copies of the forms we have received and representations that no other reports were required, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year ended December 31, 20201 except as stated below.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
Names					Under	Restricted
Executive				Other	Options/	Shares or		Other
Officer and				Annual	SARs	Restricted	LTIP	Annual
Principal		Salary	Bonus	Compensation	Granted	Share/Units	Payouts	Compensation
Position	Year	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Daniel Thompson	2019	300,000	150,000	0	0		0	0
Chairman of the Board of Directors	2020	327,500	200,000	0	0	0	0	0

Alex Cunningham	2019	300,000	150,000	0	0	0	0	0
President and Chief Executive Officer	2020	327,500	200,000	0	0	0	0	0

Dr. Rollan Roberts II	2019	120,000	0	0	0	0	0	0
Chief Operating Officer	2020	120,000	0	0	0	0	0	0

Employment Agreements

The Company has an employment agreement with Mr. Thompson whereby the Company provides for compensation of $360,000 per year plus additional performance bonus incentives with a term of July 15, 2020 to December 31, 2025 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement.

The Company has an employment agreement with Mr. Cunningham whereby the Company provides for compensation of $360,000 per year plus additional performance bonus incentives with a term of July 15, 2020 to December 31, 2025 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement.

The Company has an employment agreement, with the Chief Operating Officer, whereby the Company provides for compensation of $120,000 per year plus additional incentives with a term of June 13, 2016 to December 31, 2021 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our sole officer and director other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the Board of Directors.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defended a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defended the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Florida.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Florida law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 31, 2021 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Daniel Thompson
401 East Las Olas Blvd. Unit 1400
Ft. Lauderdale, Florida	25,095,168	23.9%

Alex Cunningham
401 East Las Olas Blvd. Unit 1400
Ft. Lauderdale, Florida	25,095,169	23.9%

All directors and officers and 5% shareholders as a group	50,190,337	47.8%

(1) Based on 303,780 shares of common stock issued and outstanding as of December 31, 2020.

(2) The above table does not include 176,181,186 of shares of series A, B, C, D, E, F, F-1, G, H, I, K, K-1, and L preferred stock which are convertible into 398,776,942 shares of common stock.

(3) Daniel Thompson owns 1 share of Preferred “A”, 13,062 shares of Preferred “B”, 1 share of Preferred “C” and 83,500,000 shares of Preferred “I” and Alex Cunningham 6,250 shares of Preferred “B”, 1 share of Preferred “C” and 83,800,000 shares of Preferred “I”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company borrows funds from Daniel Thompson, who is a Shareholder and Officer of the Company. The terms of repayment stipulate the loans are due 24 months after the launch of the Legacy Tuition Card (or prior to such date) at an annual interest rate of six percent. As of December 31, 2020, the loans had been repaid.

The Company obtained short-term advances from the Chairman of the Board that are none interest bearing and due on demand. As of December 31, 2020 and 2019, the Company owed the Chairman $126,849 and $136,349, respectively.

Blank Check Preferred Stock

As of December 31, 2020, the Company has designated 100,000,000 shares of Blank Check Preferred Stock zero of which have been issued.

2020 Preferred Stock Activity:

On July 20th, 2020 CDIX executed a Buyback Agreement finalizing the sale of Repicci's Franchise Group, LLC (RFG) acquired by Cardiff, August 10, 2016. The buyer is Frank Repici effective June 1st, 2020. Each Preferred "H" Share, had a par value $0.001 per share and a Stated Value was $4.00 per share. Repici exchanged 81,601 CDIX Preferred "H" Shares for the purchase price of $652,808.

On July 23rd, 2020 CDIX executed a Buyback Agreement finalizing the sale of Romeo's Alpharetta, Inc., Fortuna Restaurant Group, Inc., R&T Restaurant Group, LLC acquired by Cardiff, June 30, 2014. The purchaser was Gene Romeo effective July 1st, 2020. Each Preferred "D" Shares, had a par value of $0.001 per share and a Stated Value of $4.00 per share. Romeo exchanged 212,500 Preferred "D" Shares for the purchase price of $1,700,000.

2019 Preferred Stock Activity:

Series I Preferred Stock

In the fourth quarter of 2018, the Company agreed to issue 125,000,000 preferred I shares each to the Chairman of the Board and the CEO, which were reflected as preferred shares to be issued on the financial statements at a total cost of stock compensation of $200,000. The shares were issued in March 2019.

In the fourth quarter of 2019, the Company issued 165 shares of Series R preferred with a par value of $1,200.

Series R Preferred Stock

The Company has designated shares of preferred stock as Series R Preferred Stock (“Series R”), with a par value of $1,200 per share, of which 165 shares were issued November 20, 2019 and outstanding as of December 31, 2020. Series R is awarded “Voting Right” at the ratio of 1 vote per share owned. Each one share of Series I convertible as defined in the agreement.

Common Stock

Effective May 12, 2020 the Company completed a reverse stock split of 10,000:1 for common shares. In conjunction with the reverse stock split, the Company canceled 826 partial rounding shares to balance the shares outstanding.

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

During the years ended December 31, 2020 and 2019, respectively, the Company converted $423,766 and $423,766 of convertible debt and $72,131 and $72,131 in interest, penalties, and fees into 593,817,812 shares (post reverse split of 1500:1) of the company’s commons stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2020 and 2019 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for other professional services rendered by the Company’s principal accountant:

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Accounting Fees	$120,000	$122,500
Tax Fees	–	–
Other Fees	–	–
Total	$120,000	$122,500

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description[1]
3.1	Articles of Incorporation, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.2	Articles of Amendment, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.3	Articles of Amendment, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.4	Articles of Amendment adopted July 18, 2012, (incorporated by reference to the Company’s Form 8-K/A filed with the SEC on August 9, 2012
3.5	Articles of Incorporation dated August 22, 2014, (incorporated by reference to the Company’s Form 8-K filed with the SEC on September 15, 2014
3.6	Bylaws, filed with the Company’s Form 8-K on September 15, 2014
4.1	Description of Cardiff Lexington Corp. Common Stock
10.1	Employment Agreement by and between the Company and Daniel Thompson
10.2	Employment Agreement by and between the Company and Alex Cunningham
10.3	Employment Agreement by and between the Company and Dr. Rollan Roberts
10.4	Employment Agreement by and between the Company and Patrick Lambert
21.1	List of Subsidiaries of the Company
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

_____________________________________________

* To be filed by amendment

1 NTD: Item 601(b)(2) requires filing of material plans of acquisition. Given the company’s strategy, it appears the agreements for each of its acquisitions should be filed. Item 601(b)(4) requires filing of all instruments defining rights of securities holders. Confirm the Articles of Incorporation on file reflect all classes of outstanding preferred stock. Item 601(b)(10) requires filing of all material contracts. At a minimum, each of the executive employments agreements should be filed. Consider other agreements material to the Company’s business other than plans of acquisition covered by 601(b)(2) mentioned above. Item 601(b)(21) requires current list of subsidiaries and jurisdiction of organization. Item 601(b)(23) requires auditors consent if 10-K will be incorporated by reference into the pending Form S-1 Registration Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 31st day of March, 2021.

CARDIFF LEXINGTON CORP

/s/ Alex Cunningham
Alex Cunningham
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Thompson	Chairman of the Board of Directors	March 31, 2021
Daniel Thompson

/s/ Alex Cunningham	Chief Executive Officer	March 31, 2021
Alex Cunningham	(Principal Executive Officer)

/s/ Patrick Lambert	Chief Financial Officer	March 31, 2021
Patrick Lambert	(Principal Financial Officer)
(Principal Accounting Officer)

