Form 10-K/A
period 2020-12-31
Cardiff Lexington Corp
filed 2021-04-02
CIK 811222

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on March 31, 2021.

2

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 2nd day of April, 2021.

CARDIFF LEXINGTON CORP

/s/ Alex Cunningham
Alex Cunningham
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Thompson	Chairman of the Board of Directors	April 2, 2021
Daniel Thompson

/s/ Alex Cunningham	Chief Executive Officer	April 2, 2021
Alex Cunningham	(Principal Executive Officer)

/s/ Patrick Lambert	Chief Financial Officer	April 2, 2021
Patrick Lambert	(Principal Financial Officer)
(Principal Accounting Officer)

4