Form 10-Q
period 2021-03-31
Cardiff Lexington Corp
filed 2021-05-17
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐          No ☒

As of May 14, 2021, 115,297,797 shares of Common Stock, par value $0.001 per share, were issued and outstanding.

FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORP.

For the Quarter ended March 31, 2021

The following financial statements and schedules of the registrant are submitted herewith:

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:	3
	Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020 (Audited)	3
	Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2021 (unaudited) and for the Three Months ended March 31, 2020 (unaudited)	5
	Condensed Consolidated Statement of Deficiency in Shareholders’ Equity for the Three Months ended March 31, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2021 and 2020 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	32

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
	(Unaudited)	Audited
ASSETS
Current assets
Cash	$510,760	$279,311
Accounts receivable-net	25,483	16,377
Prepaid and other assets	6,510	–
Total current assets	542,753	295,688

Property and equipment, net of accumulated depreciation of $211,031 and $205,443, respectively	206,191	211,779
Land	603,000	603,000
Intangible assets, net	253,550	253,550
Goodwill	3,499,963	3,499,963
Deposits	13,600	13,600
Right of use assets	42,081	52,567
Total assets	$5,161,138	$4,930,147

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expense	$704,934	$617,073
Accrued expenses - related parties	2,195,057	2,196,222
Accrued interest	423,402	722,815
Right of use - liability	50,211	54,185
Due to director & officer	126,849	126,849
Deferred revenue	458,434	353,830
Line of credit	50,434	51,927
Common stock to be issued	785,196	222,000
Notes payable	1,101,791	947,912
Notes payable - related party	37,006	37,885
Convertible notes payable, net of debt discounts of $292,864 and $108,321, respectively	1,682,170	2,476,647
Net liabilities of discontinued operations	2,466,063	2,441,965
Derivative liability	2,402,858	2,405,358
Total current liabilities	12,484,059	12,654,668

Other Liabilities
Notes payable	476,169	399,778
Total liabilities	$12,960,228	$13,054,446

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
		Audited
Deficiency in shareholders' equity
Preferred stock
Preferred Stock Series B- 3,000,000 shares authorized, par value $.001, stated value $4.00, 1,764,244 shares issued and outstanding at March 31, 2021 and December 31, 2020	7,056,977	7,056,977
Preferred Stock Series C- 500 shares authorized, par value $.001, stated value $4.00, 122 shares issued and outstanding at March 31, 2021 and December 31, 2020	488	488
Preferred Stock Series D- 800,000 shares authorized, par value $.001, stated value $4.00, 250,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,000,000	1,000,000
Preferred Stock Series E- 1,000,000 shares authorized, par value $.001, stated value $4.00, 150,750 shares issued and outstanding at March 31, 2021 and December 31, 2020	603,000	603,000
Preferred Stock Series F- 800,000 shares authorized, par value $.001, stated value $4.00, 175,045 shares issued and outstanding at March 31, 2021 and December 31, 2020	700,180	700,180
Preferred Stock Series F-1- 800,000 shares authorized, par value $.001, stated value $4.00, 35,752 shares issued and outstanding at March 31, 2021 and December 31, 2020	143,008	143,008
Preferred Stock Series G- 20,000,000 shares authorized, par value $.001, stated value $4.00, 325,244 shares issued and outstanding March 31, 2021 and December 31, 2020	1,300,976	1,300,976
Preferred Stock Series H- 4,859,379 shares authorized, par value $.001, stated value $4.00, 119,101 issued and outstanding at March 31, 2021 and December 31, 2020	476,404	476,404
Preferred Stock Series I- 500,000,000 shares authorized, par value $.001, stated value $4.00, 194,885,000 and 195,010,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	778,815,000	195,010
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at March 31, 2021 and December 31, 2020	8,201	8,201
Preferred Stock Series K1- 35,000,000 shares authorized, par value $.001, no shares issued and outstanding at March 31, 2021 and December 31, 2020	–	–
Preferred Stock Series L- 100,000,000 shares authorized, par value $.001, stated value $4.00, 319,492 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,277,972	1,277,972
Preferred Stock Series R- 5,000 shares authorized, par value $.001, stated value of $1,200, 165 shares issued and outstanding at March 31, 2021 and December 31, 2020	198,000	198,000
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 109,994,821 and 5,268,797 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	109,335	5,267
Treasury stock; at cost, 294,101 shares of Series H Preferred stock at March 31, 2021 and December 31, 2020, respectively,	(2,365,864)	(2,365,864)
Additional paid-in capital	(730,689,182)	46,111,302
Accumulated deficit	(66,433,585)	(64,835,220)
Total deficiency in shareholders' equity	(7,799,090)	(8,124,299)
Total liabilities and deficiency in shareholders' equity	$5,161,138	$4,930,147

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(Unaudited)	(Unaudited)
REVENUE
Rental income	$38,979	$38,212
Financial Services	892,947	922,514
Total revenue	931,926	961,014

COST OF SALES
Rental business	40,167	36,821
Financial Services	451,788	394,798
Total cost of sales	491,955	431,610

GROSS MARGIN	439,971	529,404

OPERATING EXPENSES
Depreciation expense	392	319
Selling, general and administrative	815,426	763,030
Total operating expenses	815,818	763,349

INCOME (LOSS) FROM OPERATIONS	(375,847)	(233,954)

OTHER INCOME (EXPENSE)
Other income	22,856	–
Change in value of derivative liability	(376,874)	(4,467,534)
Interest expense	(121,001)	(76,093)
Conversion cost penalty and reimbursement	(8,000)	(4,000)
Amortization of debt discounts	(715,401)	(246,185)
Total other income (expenses)	(1,198,420)	(4,793,812)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(1,574,267)	(5,027,757)

LOSS FROM DISCONTINUED OPERATIONS	(24,098)	(548,002)

NET LOSS FOR THE PERIOD	$(1,598,365)	$(5,575,759)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.03)	$(48.93)
Discontinued Operations	$(0.00)	$(5.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES – BASIC AND DILUTED	56,243,481	102,762

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN SHAREHOLDERS' EQUITY

FOR THE PERIOD ENDED MARCH 31, 2021 and 2020

	Preferred Stock Series A, I, K, K-1		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Stock, Series C and R
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2019 Audited	9,647,720	$9,648	197,989,528	$791,958,113	284	$198,480
Issuance of preferred stock for services	–	–	21,000	84,000	1	4
Issuance of common stock in exchange for preferred stock	(1,447,157)	(1,448)	–	–	–	–
Issuance of preferred stock in exchange for common stock	–	–	119,101	476,404	–	–
Distributions from an entity	–	–	–	–
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2020 (Unaudited)	8,200,563	$8,200	198,129,629	$792,518,517	285	$198,484

Balance, December 31, 2020 Audited	8,200,563	$8,201	198,149,629	$792,598,517	286	$198,488
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–
Issuance of Common Stock for preferred I shares	–	–	(306,250)	(1,225,000)	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2021 (Unaudited)	8,200,563	$8,201	197,843,379	$791,373,517	286	$198,488

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN SHAREHOLDERS' EQUITY

FOR THE PERIOD ENDED MARCH 31, 2021 and 2020

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance December 31, 2019 Audited	–	$–	67,742	$68	$(736,334,503)	$(61,742,235)	$(5,910,429)
Issuance of preferred stock for services	–	–	–	–	–	(84,004)
Issuance of common stock in exchange for preferred stock	–	–	3,500	4	1,444	–	–
Issuance of preferred stock in exchange for common stock	–	–	(320)	(1)	(476,403)	–	–
Distributions from an entity	–	–	–	–	–	(84,957)	(84,957)
Conversion of convertible notes payable	–	–	65,324	65	129,457	–	129,522
Reclassify derivative liabilities to Additional Paid in Capital	–	–	–	–	384,111	–	384,111
Net loss	–	–	–	–	–	(5,575,759)	(5,575,759)
Balance March 31, 2020 (Unaudited)	–	$–	136,246	$136	$(736,295,894)	$(67,486,955)	$(11,057,512)

Balance, December 31, 2020 Audited	(294,101)	$(2,365,864)	5,267,433	$5,267	$(733,733,688)	$(64,835,220)	$(8,124,299)
Conversion of convertible notes payable	–	–	54,068,024	54,068	584,690	–	638,758
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	1,024,373	–	1,024,373
Issuance of Common Stock for preferred I shares	–	–	50,000,000	50,000	1,175,000	–	–
Warrant issued with indebtedness	–	–	–	0	260,443	–	260,443
Net loss	–	–	–	–	–	(1,598,365)	(1,337,922)
Balance, March 31, 2021 (Unaudited)	(294,101)	$(2,365,864)	109,335,457	$109,335	$(730,689,182)	$(66,433,585)	$(7,799,090)

 The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) for the period	$(1,598,365)	$(5,052,479)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	5,588	15,602
Amortization of loan discount	454,958	246,185
Warrant Amortization	260,443	–
Change in value of derivative liability	376,874	–
Conversion cost penalty	8,000	4,467,534
(Increase) decrease in:
Accounts receivable	(9,106)	(5,233)
Other assets	–	13,152
Right of use - assets	10,486	(14,239)
Prepaids and other	(6,510)	–
Due from related party	–	23,388
Increase (decrease) in:
Accounts payable & Accrued expense	93,481	6,724
Accrued officers’ compensation	(1,165)	120,000
Accrued interest	71,983	24,843
Right of use - liabilities	(3,974)	(13,152)
Deferred revenue	104,258	93,486
Net cash (used in) operating activities	(233,049)	(70,189)

Net cash provided by (used in) discontinued operations - operating activities	24,098	(359)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	2021	2020
Cash Flows From Investing Activities	–	–

FINANCING ACTIVITIES
Proceeds from convertible notes payable	103,500	150,000
Repayment of convertible notes payable	(6,876)	(10,632)
Proceeds from notes payable - related party	–	26,960
Proceed from SBA loan	345,269	–
Repayments of note payable	–	(4,534)
Due to director and officer	–	(4,500)
Proceeds from credit line	–	1,294
Repayment of credit line	(1,493)	–
Distributions	–	(84,957)
Net cash provided by financing activities	440,400	73,631

NET INCREASE IN CASH AND CASH EQUIVALENTS	231,499	3,442

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	279,311	100,777

CASH AND CASH EQUIVALENTS, END OF PERIOD	$510,760	$99,860
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$23,537	$20,580
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$638,758	$129,522
Derivative liability settled upon conversion	$1,012,012	$384,111
Debt discount from derivative liabilities	$645,000	$231,000

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company, LLC (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff Lexington Corp. (“Cardiff Lexington”, the “Company”), a publicly held corporation. On April 13, 2021 Cardiff Lexington Corporation converted from a Florida Corporation to a Nevada Corporation.

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

JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), acquired May 8, 2019

Red Rock Travel Group, LLC (“Red Rock”), acquired July 31, 2018, discontinued May 31, 2019

Basis of Presentation and Principles of Consolidation

The accompanying September 30, 2020 interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

Change in Capital Structure

In the first quarter of 2019, the Company executed a reverse stock split of 1,500:1 of Common Stock effective December 31, 2018.

In the first quarter of 2020, the Company announced a reverse split of several of its Preferred Stock Classes effective December 31, 2019.

In May 2020, the Company affected a 10,000:1 reverse split of Common Stock effective March 31, 2020.

Subsequent to March 31, 2021, the Company completed a change in domicile from a Florida corporation to a Nevada Corporation.

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

Rental Income

The Company’s rent revenue is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable

Accounts receivable is reported on the balance sheet at gross amounts due to the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible which was $0 and $21,870 as of March 31, 2021 and December 31, 2020, respectfully. As of March 31, 2021 and December 31, 2020, the Company had accounts receivable of $25,483 and $16,377, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During quarters ended March 31, 2021 and 2020, the company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

For option based simple derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) discount against the face amount of the respective debt instrument (offset to additional paid in capital).

When the Company records a BCF which is not a conventional convertible, the fair value of the BCF is recorded as a derivative liability with an offset against the face amount of the respective debt instrument which is amortized to interest expense over the term of the debt.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2021 and December 31, 2020.

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – March 31, 2021	$–	$–	$2,402,858	$2,402,858

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2020	$–	$–	$2,405,358	$2,405,358

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

The expense resulting from share-based payments is recorded in general and administrative expense in the condensed consolidated statements of operations.

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

For the periods ended March 31, 2021 and December 31, 2020, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

Loss per Share

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of March 31, 2021, the Company has sustained recurring losses and accumulated a working capital deficit of approximately $12 million. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

2.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2021	December 31, 2020
Accounts payable	$189,207	$119,653
Accrued credit cards	29,093	28,548
Accrued income, payroll and other taxes	280,528	282,798
Accrued advertising	104,985	75,963
Accrued payroll	18,233	27,569
Accrued expenses other	82,542	82,542
Total	$704,588	$617,073

The Company is delinquent filing and paying income taxes. As of March 31, 2021 and December 31, 2020, the balance due for these taxes is $280,528 and $282,798, respectively, as shown in the table above.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2021 and December 31, 2020 is as following:

	March 31, 2021	December 31, 2020
Residential housing	$341,205	$341,205
Furniture, fixture and equipment	76,017	76,017

Total	417,222	417,222
Less: accumulated depreciation	(211,031)	(205,443)
Property and equipment, net	$206,191	$211,779

For the three months ended March 31, 2021 and 2020, depreciation expense was $392 and $319, respectively.

4.	LAND

As of March 31, 2021 and December 31, 2020, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. We issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into a residential community.

5.	LINE OF CREDIT

At March 31, 2021 and December 31, 2020, the Company had a revolving line of credit with a financial institution for $92,500 which accrues interest at prime plus 3.45%, which was 6.7% at both March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company had balance of $50,434 and $51,927, respectively.

6.	RELATED PARTY TRANSACTIONS

The Company has entered into several unsecured loan agreements with related parties.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive granted in 2020 to the Chief Executive Officer based on his employment agreement since July 1, 2020. The Company previously paid the Chief Executive Officer $300,000 per year. The total outstanding accrued compensation as of March 31, 2021 and December 31, 2020 were $1,065,000 and $1,020,000, respectively.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive to the Chairman of the Board based on his employment agreement since July 1, 2020. The Company previously paid the Chairman of the Board $300,000 per year. The total outstanding accrued compensation as of March 31, 2021 and December 31, 2020 were $1,050,000 and $1,035,000, respectively.

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. The total outstanding accrued compensation as of March 31, 2021 and December 31, 2020 were $30,000 and $120,000, respectively.

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of March 31, 2021 and December 31, 2020, the Company owed the Chairman $126,849.

7.	NOTES AND LOANS PAYABLE

Notes payable at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Notes and Loans Payable - Unrelated parties	$1,577,959	$1,347,690
Notes and Loans Payable - Related party	37,006	37,885
Total	1,614,965	1,385,575
Less current portion	1,138,796	947,912
Long-term portion	$476,169	$437,663

Long-term debt matures as follows:

Amount
2022	$1,138,796
2023	177,231
2024	29,118
2025	9,993
2026	9,993
Thereafter	249,833
Total	$1,614,964

Notes and Loans Payable – Related Party

The Company assumed notes payable from the previous owners of which are currently managers of Key Tax related to the acquisition of Key Tax on May 8, 2019. The notes are due on demand and do not bear interest. The balance of these notes are $35,435 and $35,164 at March 31, 2021 and December 31, 2020. From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of March 31, 2021 and December 31, 2020 were $1,942 and $2,721, respectively.

Loans and Notes Payable – Unrelated Parties

On March 12, 2009, the Company entered into a preferred debenture agreement for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. No warrants had been exercised before the expiration. The balance of the note was $10,989 at March 31, 2021 and December 31, 2020. The accrued interest of the note was $3,916 and $3,591 at March 31, 2021 and December 31, 2020, respectively.

On September 7, 2011, the Company entered into a Promissory Note agreement for $50,000. The note bore interest at 8% per year and matured on September 7, 2016. Effective March 29, 2021, the principal balance of $50,000 and accrued interest of $37,282 were converted into shares of preferred stock. See footnote 10, Capital Stock. The balance of the note was -0- at March 31, 2021 and $50,000 December 31, 2020. The accrued interest of the note was -0- and $37,822 at March 31, 2021 and December 31, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement for $50,000. The note bore interest at 8% per year and matured on November 17, 2016. Effective March 29, 2021, the principal balance of $50,000 and accrued interest of $36,505 were converted into shares of preferred stock. See footnote 10, Capital Stock. The balance of the note was -0- at March 31, 2021 and $50,000 December 31, 2020. The accrued interest of the note was -0- and $36,505 March 31, 2021 and December 31, 2020, respectively.

On March 11, 2009, the Company entered into a Promissory Note agreement for $15,000. The note bore interest at 12% per year and matured on April 29, 2014. Effective March 29, 2021, the principal balance of $15,000 and accrued interest of $1,800 were converted into shares of preferred stock. See footnote 10, Capital Stock. The balance of the note was -0- at March 31, 2021 and $15,000 at December 31, 2020. The accrued interest of the note was -0- and $1,800 at March 31, 2021 and December 31, 2020, respectively.

On September 9, 2019, the Company obtained a promissory note for $410,000 at 10% interest and matured on September 9, 2020. On November 10, 2020, the Company entered into an extension on the note until December 31, 2020. The balance of the note, was $410,000 at March 31, 2021 and December 31, 2020, respectively. The accrued interest of the note was $63,803 and $53,693 at March 31, 2021 and December 31, 2020, respectively.

The Company obtained short-term loans from unsecured sources. These short-term loans are due on demand and accrue interest at 18%. These short-term loans were $102,991 and $104,772 at March 31, 2021 and December 31, 2020, respectively. The accrued interest of these short-term loans was $53,559 and $48,909 March 31, 2021 and December 31, 2020, respectively.

On March 31, 2021, the remaining balance of principal and accrued interest from two Promissory Notes entered on September 7, 2011 and November 17, 2011, in the amount of $115,000 and $75,587, respectively, were converted into 140,799 Preferred Stock Series “B”. As of March 31, 2021, the outstanding balances of promissory note and the related accrued interest were both $0.

Paycheck Protection Program (“PPP”) Loans

On April 14, 2020, the Company obtained a PPP loan of $127,400 at an interest rate of 1% with a maturity date of April 14, 2022. This loan has not been forgiven as part of the 2020 US Federal government Coronavirus Aid, Relief and Economic Security Act. The balance and accrued interest at March 31, 2021 was $127,400 and $2,797 respectively.

On May 8, 2020, the Company obtained a PPP loan of $257,500 at an interest rate of 1% with a maturity date of May 8, 2022. This loan has not been forgiven as part of the 2020 US Federal government Coronavirus Aid, Relief and Economic Security Act. The balance and accrued interest at March 31, 2021 was $257,500 and $2,339, respectively.

On February 19, 2021, the Company obtained a PPP loan of $229,500 at an interest rate of 1% with a maturity date of February 19, 2023. This loan has not been forgiven as part of the 2021 US Federal government Coronavirus Aid, Relief and Economic Security Act. The balance and accrued interest at March 31, 2021 was $229,500 and $0, respectively.

On February 23, 2021, the Company obtained a PPP loan of $117,550 at an interest rate of 1% with a maturity date of February 23, 2023. This loan has not been forgiven as part of the 2021 US Federal government Coronavirus Aid, Relief and Economic Security Act. The balance and accrued interest at March 31, 2021 was $117,550 and $0, respectively.

As of March 31, 2021, the PPP loans have not been forgiven by the Security Act. Each of the PPP loans may be eligible for forgiveness of some or all of the outstanding balance. The likelihood of forgiveness is undetermined.

Small Business Administration (“SBA”) Loans

On June 2, 2020, The Company obtained an SBA loan of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The balance and accrued interest at March 31, 2021 was $149,900 and $4,716, respectively.

On April 12, and June 16, 2020, the Company obtained an SBA grants of $20,000 and mature in one year from advance, if not forgiven. The balances and accrued interest at March 31, 2021 was $20,000 and $876, respectively.

On October 7, 2020, the Company obtained an SBA loan of $150,000 at an interest rate of 3.5% with a maturity date of October 7, 2050. The balance and accrued interest at March 31, 2021 was $149,900 and $1,326, respectively.

8.	CONVERTIBLE NOTES PAYABLE

Some of the Convertible Notes issued as described below included anti-dilution provisions that allowed for the adjustment of the conversion price. The Company considered the guidance provided by the FASB in “Determining Whether an Instrument Indexed to an Entity’s Own Stock,” the result of which indicates that the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that, as the conversion price of the Notes issued in connection therewith could fluctuate based future events, such prices were not fixed amounts. As a result, the Company determined that the conversion features of the Notes issued in connection therewith are not considered indexed to the Company’s stock and characterized the value of the conversion feature of such notes as derivative liabilities.

As of March 31, 2021 and December 31, 2020, the Company had proceeds of $103,500 and $865,500 from convertible notes, repaid $7,675 and $27,106 to convertible noteholders resulting in balances due to convertible note holders of $1,975,034 and $2,476,647, as of March 31, 2021 and December 31, 2020, respectively, net of debt discounts. The following amounts reflect debt discount of $292,864 and $108,320 as of March 31, 2021 and December 31, 2020, respectively. For the three months ending March 31, 2021 and 2020, respectively, the Company recorded amortization of debt discounts of $454,958 and $246,185 during the quarters ending March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the Company converted $555,558 of convertible debt, $75,200 in accrued interest and $8,000 penalties and fees into 54,068,024 shares of the company’s Common Stock. During the three months ended March 31, 2020, the Company converted $100,203 of convertible debt, $25,319 in accrued interest and $4,000 penalties and fees into 65,324 shares (post reverse split of 10,000:1) of the company’s Common Stock.

Convertible notes at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Convertible notes payable - unrelated party	$1,975,035	$2,584,967
Discounts on convertible notes payable	(292,864)	(108,320)
Total convertible debt less debt discount	1,682,171	2,476,647
Current portion	1,682,171	2,476,647
Long-term portion	$–	$–

The following is a schedule of convertible notes payable from December 31, 2020 to March 31, 2021.

Note #	Issuance	Maturity	Principal Balance 12/31/20	New Loan	Cash Paydown	Principal Conversions	Shares Issued Upon Conversion	Principal Balance 3/31/21	Accrued Interest on Convertible Debt at 12/31/20	Interest Expense On Convertible Debt For the Period Ended 3/31/21	Accrued Interest on Convertible Debt at 3/31/21	Unamortized Debt Discount At 3/31/21
1	8/21/2008	8/21/2009	$150,000	$–	$–	$(150,000)	140,799	$–	$225,800	$–	$–	$–
7	2/9/2016	On demand	8,485	–	–	–	–	8,485	4,430	418	4,849	–
7-1	10/28/2016	10/28/2017	25,000	–	–	–	–	25,000	23,119	1,233	24,353	–
9	9/12/2016	9/12/2017	80,000	–	–	–	5,130,000	80,000	64,701	3,945	32,737	–
10	1/24/2017	1/24/2018	55,000	–	–	(42,354)	4,714,626	12,646	42,134	1,863	25,926	–
11-1	2/21/2017	2/21/2018	–	–	–	–	–	–	–	–	(480)	–
11-2	3/16/2017	3/16/2018	21,345	–	–	(4,000)	–	17,345	4,433	855	5,288	–
13-2	7/24/2018	1/24/2019	43,961	–	–	–	–	43,961	1,525	1,951	3,476	–
22	7/10/2018	1/10/2021	838,433	–	(7,675)	–	–	830,759	49,023	23,537	72,560	24,300
22-1	2/20/2019	1/10/2021	61,704	–	–	–	–	61,704	13,754	3,642	17,406	–
22-3	4/10/2019	1/10/2021	56,095	–	–	–	–	56,095	11,876	3,320	15,196	–
25	8/13/2018	2/13/2019	118,292	–	–	(93,310)	11,722,111	24,982	6,811	3,486	1,921	–
26	8/10/2017	1/27/2018	20,000	–	–	–	–	20,000	7,533	740	8,273	–
29-1	11/8/2019	11/8/2020	101,374	–	–	(92,482)	6,608,030	8,892	178	3,484	2,380	–
29-2	11/8/2019	11/8/2020	62,367	–	–	–	–	62,367	7,176	3,691	10,867	–
31	8/28/2019	8/28/2020	61,839	–	–	(61,830)	5,247,042	9	10,825	1,447	(3,234)	–
32	5/22/2019	5/22/2020	25,000	–	–	–	–	25,000	7,301	1,233	8,534	–
33	2/11/2020	2/11/2021	153,672	–	–	(126,582)	10,765,319	27,090	8,384	1,218	9,602	–
34	5/18/2020	5/18/2021	50,200	–	–	(50,200)	4,121,766	–	2,414	233	538	–
35	8/24/2020	8/24/2021	85,000	–	–	(85,000)	5,759,130	–	1,803	813	(8)	68,564
36-1	9/3/2020	1/3/2021	122,400	–	–	–	–	122,400	3,970	5,646	9,615	–
36-2	11/3/2020	1/3/2021	122,400	–	–	–	–	122,400	1,934	5,326	7,260	–
36-3	12/29/2020	1/3/2021	122,400	–	–	–	–	122,400	98	5,326	5,424	–
37-1	9/3/2020	6/30/2021	67,000	–	–	–	–	67,000	2,197	1,652	3,849	67,000
37-2	11/2/2020	6/30/2021	66,500	–	–	–	–	66,500	1,091	1,640	2,730	66,500
37-3	12/29/2020	6/30/2021	66,500	–	–	–	–	66,500	55	1,640	1,694	66,500
38	2/9/2021	2/9/2022	–	103,500	–	–	–	103,500	–	851	851	–

			$2,584,967	$103,500	$(7,675)	$(705,758)	54,208,823	$1,975,035	$502,565	$79,190	$271,607	$292,864

9.	FAIR VALUE MEASUREMENT

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

As of March 31, 2021, and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2021 and December 31, 2020, respectively, in the amounts of $2,402,858 and $2,405,358, have a level 3 classification.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the three months ended March 31, 2021, the Company’s stock price decreased from its initial valuation and thus, the derivative liability also decreased. Although, this decrease is offset by an increase in derivative liabilities from new convertible notes that an embedded derivative liability. Generally, as the stock price decreases for each of the related convertible notes that have an embedded derivative liability, the value of the derivative liability decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s convertible notes with an embedded derivative liability.

The Company used the Black-Scholes Model to measure the fair value of the derivative liabilities as $2,402,858 and $2,405,358 on March 31, 2021 and December 31, 2020, respectively, and will subsequently remeasures the fair value at the end of each reporting period, and record the change of fair value in the condensed consolidated statement of operation during the corresponding period.

The following table provides a summary of changes in fair value of our Level 3 financial liabilities for the three months ended March 31, 2021:

Derivative Liability, December 31, 2020	$2,405,358
Day 1 Loss	438,321
Discount on derivatives	645,000
Derivatives settled	(1,024,373)
Mark to market adjustment	(61,448)
Derivative Liability, March 31, 2021	$2,402,858

The above tables also include derivative liabilities related to warrants to purchase common stock of $22 at March 31, 2021. Net loss for the period included mark-to-market adjustments relating to the liabilities held during the three months ended March 31, 2021 in the amounts of $7,197.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

For the Periods Ended
	March 31, 2021	December 31, 2020
Volatility	75.7% - 1,004.7%	204.5% - 1,005.9%
Risk-free interest rate	9% - 15%	9% - 15%
Expected term	.22 – 3.5	.33 – 2.5

10.	CAPITAL STOCK

Preferred Stock

Effective March 29, 2021, $265,000 in principle from convertible debt and conventional debt and $298,195 in accrued interest was converted into 140,799 shares of preferred stock series B with a $4.00 stated value per share. This has not yet been reflected in the statement of deficiency in shareholders’ equity.

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

Holders of Series B, D, D1, E, E1, F, F1, G, G1, H, H1, I, J, J1, L, L1, M, and P Preferred Stock shall have conversion rights that are affected by the closing common share market price on the date of conversion as reported on such national exchange where the Company’s common stock is traded:

i. If the closing market price of common stock is less than $4 per share one (1) share the Preferred Stock shall convert into an amount of common stock equal to: two (2) times the Stated Value, as defined herein, divided by the closing market price as reported on such national exchange where the Company’s common stock is traded on the date of conversion. For Example. If the closing price of the common stock as reported on such national exchange where the Company’s common stock is traded is $1.00 and the Stated Value is $4.00, one (1) preferred share would convert into eight (8) shares of common stock.

ii. If the closing market price of common stock is equal to or greater than $4 per share one (1) share the Preferred Stock shall convert into two (2) shares of common stock. For Example. If the closing price of the common stock as reported on such national exchange where the Company’s common stock is traded is $5.00 one (1) preferred share would convert into two (2) shares of common stock.

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

Holders of Series R Preferred Stock shall have conversion rights to common stock equal to $0.30; provided, however if the price of the Common Stock closes below $0.30 for the five (5) consecutive Trading Days immediately prior to the Conversion Date, then the Conversion Price shall be adjusted to $0.20, and if the price of the Common Stock closes below $0.20 for the five (5) consecutive Trading Days immediately prior to the Conversion Date, then the Conversion Price shall be adjusted to $0.10.

Common Stock

During the three months ended March 31, 2021, 54,068,024 shares of common stock were issued upon conversion of certain convertible notes payable (see Footnote 9).

11.	WARRANTS

The initial and ending valuation of the warrants accounted for as derivatives and marked to fair value, as of March 31, 2021 are as follows:

March 31, 2021
Initial Valuation	$6,135
Ending Value	$3,795

The table below set forth the assumptions for the Black-Scholes Model on each initial date and March 31, 2021:

March 31, 2021
Volatility	1,847% - 1,861%
Risk-free interest rate	1.60% - 1.83%
Expected term	0.5 – 7.0

The following tables summarize all warrant outstanding as of March 31, 2021, and the related changes during this period. The warrants expire three years from grant date, which as of March 31, 2021 is 1.31 years. The intrinsic value of the warrants as of March 31, 2021 was $-0-.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2020	6,614,287	$0.21
Granted	3,125,190	0.10
Exercised	(800,000)	(0.50)
Expired	–	–
Balance at March 31, 2021	8,939,477	0.17
Warrants Exercisable at March 31, 2021	8,939,477	$0.17

12.	DISCONTINUED OPERATIONS

Management has decided to divest from the food services sector due primarily to a shift in strategy to focus time and resources on opportunities in the financial services sector to build upon its tax subsidiaries with related debt, credit, billing, and real estate opportunities. The Company’s restaurant franchise operations have been hard hit by the economic pressure of the COVID-19 pandemic and the subsequent directives and responses to this crisis taken by federal, state, and local governments. In light of current circumstances arising from the COVID-19 pandemic, Cardiff, as a public reporting company, must evaluate what the Company should and are obligated to do in order to protect shareholders from the negative effects of this pandemic.

As a result, management entered into agreements with the existing managers who were the original owners of Romeo’s NY Pizza (“Romeo’s”) and Repicci’s Franchise Group (“Repicci’s”) to buyback the subsidiaries previously purchased by Cardiff Lexington Corp.

The Company and the Repicci’s manager have entered into a Resignation, Release & Buyback Agreement and a Resignation, Release & Buyback Agreement Addendum (“Repicci’s Agreements”) which was effective June 1, 2020. Pursuant to the Repicci’s Agreement, the Repicci’s manager resigned employment from the Company effective June 1, 2020 and has purchased the Repicci’s subsidiary in exchange for returning 81,601 Preferred Shares Series H stock (“Preferred H”) which is held by the Company as treasury stock. The Repicci’s manager retained 37,500 shares of Preferred H shares subject to the terms of the Repicci’s Agreements. There was a gain on disposal in the amount of $216,013 in June 2020.

The Company and the Romeo’s manager have entered into a Resignation, Release & Buyback Agreement and a Resignation, Release & Buyback Agreement Addendum (“Romeo Agreements”) which is effective July 1, 2020. Pursuant to the Romeo Agreement, Romeo’s manager resigned employment from the Company effective July 1, 2020 and has purchased back the Romeo’s subsidiary in exchange for returning 212,500 Preferred Shares Series D stock (“Preferred D”). The Romeo’s manager will retain 37,500 shares of Preferred D shares subject to the terms of the Romeo Agreements. There was a loss on disposal in the amount of $21,140 in July 2020.

In April 2019, the Company discontinued operating Red Rock Travel due to continuing operating losses.

Net liabilities of discontinued operations at March 31, 2021 are $2,466,063.

13.	COMMITMENTS AND CONTINGENCIES

Leases

The Company recorded operating lease expense of $17,253 and $16,790 for the three months ended March 31, 2021 and 2020, respectively.

The Company has property leases that are renewable on an annual basis, with no long-term property lease commitments.

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

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. The total outstanding accrued compensation as of March 31, 2021 and December 31, 2020 were $30,000 and $120,000, respectively to be paid in common shares.

We have an employment agreement with a subsidiary manager, effective May 31, 2019 with a term of 5 years, whereby we provide for compensation of $17,333 per month along with a bonus incentive if financial performance measures are met.

In April 2021, the Company’s Chief Financial Officer was terminated. Whereby we provided for compensation of $8,500 per month along with a bonus contingent upon successful up listing on Nasdaq with preferred share and stock options.

We have an employment agreement with a subsidiary manager, effective July 1, 2018 with a term of 5 years, whereby we provide for compensation of $20,000 per month along with a bonus incentive if financial performance measures are met.

We acquired Redrock Travel on May 1, 2018. After numerous violations of the Management Agreement it was determined by our board of directors to terminate the acquisition agreement and to file for the cancelation of the Redrock Stock Class with the State of Florida. A declaration has been served notifying Red Rock and its investors the Board nor officer of the Company approved any transactions entered into with Red Rock. The Company is waiting for a response.

The Company is currently in negotiations for the purchase two companies planning to finalize in the second quarter of 2021. One is for the purchase of seven orthopedic and spine operating primary, specialty and ancillary care facilities for $6,079,334 and the other is a consulting firm specializing in the cancellation and removal of consumer timeshare debt for $11,000,000

14.	INCOME TAXES

At March 31, 2021 the Company had federal and state net operating loss carry forwards of approximately $18,000,000 that expire over various years through the year 2038.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

15.	SUBSEQUENT EVENTS

The Company entered an Allonge Agreement Addendum on May 3, 2021, with a note holder, amending that certain Secured Promissory Note, dated as of July 10, 2018. The Company’s failure to pay the amounts due under the Note by their original due dates shall not constitute an Event of Default under the Note. The Maturity Date shall be amended to be Wednesday, November 3, 2021. Beginning on May 10, 2021, and continuing on the same calendar of each month thereafter Borrower shall be required to make monthly payments of interest equal to at least $10,404. The total amount due under the Note, including but not limited to, Principal Amount, capitalized interest, and fees, shall be $1,050,246.

The Company entered an Allonge Agreement Addendum on May 3, 2021, with a note holder amending that certain Senior Secured Principal Amount Promissory Note, dated as of September 9, 2019 with an original maturity date of December 31, 2020. The Company’s failure to pay the amounts due under the Note by their original due dates shall not constitute an Event of Default under the Note. The Maturity Date shall be amended to be Wednesday, November 3, 2021. All outstanding amounts owed pursuant to the Note including but not limited to, Principal Amount, capitalized interest, and fees shall be $500,000.

Subsequent to March 31, 2021, the Company completed a change from a Florida corporation to a Nevada corporation. The Company filed an Article of Dissolution with the Florida Secretary of State with an effective date of April 15, 2021 and the Company filed an Articles of Domestication with the State of Nevada Office of the Secretary of State with an effective date of April 13, 2021.

16.	SEGMENT REPORTING

The Company has two reportable operating segment as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

(1)	Affordable Housing (We Three) and

(2)	Financial Resolution Services (Platinum Tax and Key Tax)

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

Platinum Tax and Key Tax provides tax resolution services to individuals and companies that have federal and state tax liabilities. The company collects fees based on efforts to negotiate and assist in the settlement of outstanding tax debts.

	As of March 31, 2021	As of December 31, 2020
Assets:
Affordable Housing Rentals	$257,449	$258,813
Financial Services	4,750,362	4,369,195
Others	153,327	302,139
Consolidated assets	$5,161,138	$4,930,147

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Revenues:
Affordable Housing Rentals	$38,979	$38,212
Financial Services	892,947	922,514
Total revenues	$931,926	$960,726

Cost of Sales:
Affordable Housing Rentals	$40,167	$36,821
Financial Services	451,788	394,798
Total cost of sales	$491,955	$431,619

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(1,364)	$791
Financial Services	(81,835)	16,937
Total Income (Loss) from operations from subsidiaries	$(83,199)	$17,728

Loss From Operations from Cardiff Lexington	$(292,648)	$(250,610)
Total loss from operations	$(375,847)	$(232,882)

Loss before discontinued operations and before taxes:
Affordable Housing Rentals	$(1,364)	$791
Financial Services	(88,540)	8,141
Corporate and Administration	(1,484,363)	(5,061,411)
Discontinued operations	(24,098)	(523,280)
Total Loss before discontinued operations and before taxes	$(1,598,365)	$(5,575,759)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements including the related notes, and the other financial information included in this report. For ease of reference, “the Company”, “we,” “us” or “our” refers to Cardiff Lexington Corp., unless otherwise stated.

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

Results of Operations

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Revenues:
Affordable Housing Rentals	$38,979	$38,212
Financial Services	892,947	922,514
Total revenues	$931,926	$960,726

Cost of Sales:
Affordable Housing Rentals	$40,167	$36,821
Financial Services	451,788	394,798
Total cost of sales	$491,955	$431,619

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(1,364)	$791
Financial Services	(81,835)	16,937
Total Income (Loss) from operations from subsidiaries	$(83,199)	$17,728

Loss From Operations from Cardiff Lexington	$(292,648)	$(250,610)
Total loss from operations	$(375,847)	$(232,882)

Loss before discontinued operations and before taxes:
Affordable Housing Rentals	$(1,364)	$791
Financial Services	(88,540)	8,141
Corporate and Administration	(1,484,363)	(5,061,411)
Discontinued operations	(24,098)	(523,280)
Total Loss before discontinued operations and before taxes	$(1,598,365)	$(5,575,759)

Revenues were $931,926 and $960,726 for the three months ended March 31, 2021 and 2020, respectively a decrease of $28,800 or 3%. The decrease was primarily attributable to the COVID-19 pandemic’s impact on the financial services segment. We believe the significant increase in unemployment directly affected our subsidiaries prospect and customer base and reduced their ability to afford our services.

Cost of sales were $491,955 and $431,619 for the three months ended March 31, 2021 and 2020, respectively, a increase of $60,336 or 14%. The increase is primarily attributable to increase in contract labor due to its flexibility necessary to match costs with the fluctuation in revenues.

Gross margins were $439,971 and $529,107 for the three months ended March 31, 2021 and 2020, respectively a decrease of $89,136 or 17%. The decrease is primarily due to lower revenues and higher costs due to the COVID-19 pandemic as described above.

Operating expenses were $815,818 and $763,349 for the three months ended March 31, 2021 and 2020, respectively, an increase of $52,469 or 6.9%. The increase is primarily due to an increase in professional fees.

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

The Company raised $103,000 in convertible notes and $347,050 in SBA and PPP loans. Also, the Company entered into an agreement on April 29, 2020 engaging an exclusive financial advisor in connection with a transaction or related series or combination of transactions involving a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination. The advisor is a boutique investment bank created by experienced professionals that have worked together for over a decade, collectively financing over $50 billion of public and private capital raises, restructurings, and mergers and acquisitions. The term of the agreement is 1 year and the fees include shares of common stock and out-of-pocket expenses as defined in the agreement. Additionally, the Company entered into an agreement August 26, 2020 with the same firm to underwrite a registered public offering. The term of the agreement is the earlier of the consummation of the offering or 1 year and fees include cash and equity as defined in the agreement.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debenture convertible notes and conventional notes payable. At March 31, 2021, we had $510,760 in cash and cash equivalents, total assets of $5, 161,138 and total liabilities of $12,960,228.

Net cash used in operating activities was $233,049 and $70,189 for the three months ended March 31, 2021 and 2020, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $1,598,365 and $5,052,479. These amounts were partially offset by amortization of debt discount of $454,958 and $246,185, respectively and change in derivative liability related to convertible notes of $376,874 and $4,467,534, respectively, and warrant amortization $260,443 and $0, respectively. The change in value of derivative liability is due primarily to a reduction in the stock price used in the Black-Scholes Option Pricing Model.

Net cash provided by financing activities was $440,400 and $73,631 for the three months ended March 31, 2021 and 2020, respectively. The increase in financing activities during the periods were primarily attributable to proceeds from convertible notes of $103,500 and SBA loans of $345,269 during the three months ended March 31, 2021 compared to proceeds from convertible notes of $150,000 for the same period in 2020.

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

Off Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2021	CARDIFF LEXINGTON CORP.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Accounting Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

