Form 10-K/A
period 2020-12-31
Cardiff Lexington Corp
filed 2022-02-17
CIK 811222

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Cardiff Lexington Corp. ("Cardiff” or the “Company”), is filing this Amendment No. 2 (the “2020 Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2021, and as amended on April 2, 2021. This 2020 Form 10-K/A is being filed to restate its financial statements as of and for the years ended December 31, 2020 and 2019, and accompanying notes to the financial statements included in the Amendment, including a description of the impact of restatement on previously reported quarterly amounts for the three-month, six-month, and nine-month periods ended March 31, June 30, and September 30, respectively.

The restatement primarily relates to the accounting for (1) the valuation of embedded derivative liabilities in certain matured convertible notes and (2) the accounting treatment for changes in certain rights and privileges with respect to certain classes of preferred stock on January 10, 2020.

Although this Form amends and restates the original Form in its entirety, except for the information described above, this Form does not reflect events occurring after the filing of the original Form 10-K and unless otherwise stated herein, the information contained in this Form is current only as of the date of the original filing. Except as noted herein, no other changes have been made to the original Form. Accordingly, this form should be read in conjunction with the Company's filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the original Forms. The sections of the original Forms affected by the restatement should no longer be relied upon.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its accounting for the embedded derivative liabilities and the amendment of certain classes of preferred stock. For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Quarterly Reports on Form 10-Q or any Current Report on Form 8-K (whether filed or furnished) that are for or relate to the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

The following items are amended in this Amendment: (i) Part II, Item 8. Financial Statements and Supplementary Data; (ii) Part II, Item 9A. Controls and Procedures; and (iii) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits.

FORM 10-K/A

CARDIFF LEXINGTON CORP

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward- looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

	As of	As of
	December 31, 2020	December 31, 2019
Assets:
Affordable Housing Rentals	$258,813	$299,565
Financial Services	4,369,195	4,302,238
Others	302,139	314,002
Consolidated assets	$4,930,147	$4,915,805

	December 31, 2020	December 31, 2019
Revenues:
Affordable Housing Rentals	$138,832	$176,882
Financial Services	3,314,226	3,530,480
Other	–	–
Consolidated revenues	$3,453,058	$3,707,360

Cost of Sales:
Affordable Housing Rentals	$156,191	$174,433
Financial Services	1,511,995	1,491,053
Other	–	–
Consolidated cost of sales	$1,668,146	$1,665,486

Income (Loss) from operations from subsidiaries
Affordable Housing Rentals	$(40,378)	$(18,720)
Financial Services	(190,338)	114,773
Loss from operations	$(230,716)	$96,053

Loss from operations from Cardiff Lexington	$(1,573,435)	$(1,374,409)

Income (Loss) before taxes
Affordable Housing Rentals	$(40,378)	$(18,720)
Financial Services	(187,943)	82,354
Corporate and administration	(2,608,572)	(7,243,540)
Consolidated income (loss) before taxes	$(2,836,893)	$(7,179,906)

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

Change in value of derivative liability. During the years ended December 31, 2020 and 2019 the change in value of derivative liability amounted to $(434,714) and $3,035,271, respectively. Please refer Note 2 for further explanation. In 2020, we issued nine convertible promissory notes totaling $865,500, all of which were convertible into shares of the Company’s common stock at discount to the market. As a result, we had change in value of derivative liability of $(751,856). We remeasured the fair value of the beneficial conversion derivative through the date of conversion (with a change to earnings), with $262,959 derivative liability reclassified to paid-in capital at conversion.

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

Net Loss. As a result of the foregoing, we had a net loss of $2,836,893 for the December 31, 2020, which is compared to the net loss for the December 31, 2019 of $7,179,906.

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

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $279,311 and a working capital deficit of $13,107,015. As of December 31, 2019, we had cash of $76,902 and a working capital deficit of $10,561,264.

Net cash used in operating activities was $903,416 for the December 31, 2020, representing a $743,957 increase in net cash used in operating activities for the year ended December 31, 2019. The increase in the amount of net cash used in operating activities in 2020 compared to last year was primarily attributable the recognition of deferred revenue of $222,428.

Net cash used in investing activities was $0 for the December 31, 2020 compared with cash provided by investing activities of $32,448, during the December 31, 2019.

Cash flows provided by financing activities were $1,150,423 for the December 31, 2020, which compares to cash flows provided by financing activities of $717,859 for the December 31, 2019.

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

Emphasis of Matter

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

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

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

March 31, 2021, except for Note 2 as to which the date is February 8, 2022

Fort Lauderdale, Florida

We have served as the Company’s auditor since 2018 through 2021.

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019 (Restated)

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$279,311	$76,902
Accounts receivable-net	16,377	99,540
Prepaid and other	–	10,234
Total current assets	295,688	186,676

Property and equipment, net of accumulated depreciation of $205,443 and $182,343 respectively	211,779	234,879
Land	603,000	603,000
Intangible assets, net	253,550	253,550
Goodwill	3,499,963	3,499,963
Deposits	13,600	13,600
Right of use - assets	52,567	90,799
Due from related party	–	23,337
Other assets	–	10,000
Total assets	$4,930,147	$4,915,804

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$617,073	$795,964
Accrued expenses - related parties	2,196,222	1,447,487
Accrued interest	722,815	586,461
Right of use - liability	54,185	92,328
Due to director & officer	126,849	136,349
Deferred revenue	353,830	235,895
Line of credit	51,927	91,099
Common stock to be issued	–	500
Preferred stock to be issued	222,000	–
Notes payable	947,912	207,351
Notes payable - related party	37,885	84,746
Convertible notes payable, net of debt discounts of $108,321 and $828,468, respectively	2,476,647	595,257
Net, liabilities of discontinued operations	2,691,695	2,818,985
Derivative Liability	2,903,663	3,655,518
Total current liabilities	13,402,703	10,747,940

Other Liabilities
Notes payable	399,778	410,000
Convertible notes payable, net of current portion and net of debt discounts of $0 and $687,849, respectively	–	484,568

Total liabilities	$13,802,481	$11,642,508

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

AS OF DECEMBER 31, 2020 AND 2019 (Restated)

Deficiency in shareholders' equity
Preferred stock
Preferred Stock Series B- 3,000,000 shares authorized, no par, stated value of $4.00, 1,764,244 and 1,733,254 shares issued and outstanding at December 31, 2020 and 2019, respectively	7,056,977	6,933,012
Preferred Stock Series C- 500 shares authorized, no par, stated value of $4.00, 122 and 120 shares issued and outstanding at December 31, 2020 and 2019, respectively	488	–
Preferred Stock Series D- 800,000 shares authorized, no par, stated value $4.00, 250,000 shares issued and outstanding at December 31, 2020 and 2019	1,000,000	1,000,000
Preferred Stock Series E- 1,000,000 shares authorized, no par, stated value $4.00, 150,750 and 150,749 shares issued and outstanding at December 31, 2020 and 2019, respectively	603,000	602,998
Preferred Stock Series F- 800,000 shares authorized, no par, stated value $4.00, 175,045 and 175,043 shares issued and outstanding at December 31, 2020 and 2019, respectively	700,180	700,173
Preferred Stock Series F-1- 800,000 shares authorized, no par, stated value $4.00, 35,752 and 35,745 shares issued and outstanding at December 31, 2020 and 2019, respectively	143,008	142,983
Preferred Stock Series G- 20,000,000 shares authorized, no par, stated value $4.00, 325,244 shares issued and outstanding at December 31, 2020 and 2019	1,300,976	1,300,976
Preferred Stock Series H- 4,859,379 shares authorized, no par, stated value $4.00, 119,101 and -0- shares issued and 37,500 and -0- shares outstanding at December 31, 2020 and 2019, respectively	476,404	–
Preferred Stock Series I- 500,000,000 shares authorized, with par value of $.001, 195,010,000 and 195,000,000 issued and outstanding at December 31, 2020 and 2019, respectively	195,010	195,000
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at December 31, 2020 and 2019	8,201	8,200
Preferred Stock Series K1- 35,000,000 shares authorized, par value of $.001, -0- and 1,447,157 shares issued and outstanding at December 31, 2020 and 2019, respectively	–	1,447
Preferred Stock Series L- 100,000,000 shares authorized, no par, stated value $4.00, 319,492 shares issued and outstanding at December 31, 2020 and 2019	1,277,972	1,277,968
Preferred Stock Series R-5,000 shares authorized, stated value of $1,200, 165 shares issued and outstanding at December 31, 2020 and 2019	198,000	198,000
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 5,268,797 and 67,742 shares issued and outstanding at December 31, 2020 and 2019, respectively	5,267	677,420
Treasury stock; 294,101 and -0- shares of Series H Preferred stock at December 31, 2020 and 2019	(2,365,864)	–
Additional paid-in capital	46,111,302	42,793,628
Accumulated deficit	(65,583,255)	(62,558,509)
Total deficiency in shareholders' equity	(8,872,334)	(6,726,704)

Total liabilities and deficiency in shareholders' equity	$4,930,147	$4,915,804

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019 (Restated

	DECEMBER 31,
	2020	2019
REVENUE
Rental income	$138,832	$176,882
Financial Services	3,314,226	3,530,478
Other
Total revenue	3,453,058	3,707,360

COST OF SALES
Rental business	156,191	174,433
Tax Services	1,511,995	1,491,053
Total cost of sales	1,668,146	1,665,486

GROSS MARGIN	1,784,912	2,041,874

OPERATING EXPENSES
Depreciation expense	1,274	7,318
Selling, general and administrative	3,587,789	3,305,824
Total operating expenses	3,589,063	3,313,142

LOSS FROM OPERATIONS	(1,804,151)	(1,271,268)

OTHER INCOME (EXPENSE)
Change in value of derivative liability	434,714	(3,035,271)
Interest expense	(332,704)	(489,294)
Conversion cost penalty and reimbursement	(25,400)	(813,220)
Amortization of debt discounts	(1,192,044)	(972,047)
Total other income (expenses)	(1,115,434)	(5,309,832)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(2,919,585)	(6,581,100)

LOSS FROM DISCONTINUED OPERATIONS	(112,181)	(598,806)

GAIN (LOSS) FROM DISPOSAL OF DISCONTINUED OPERATIONS	194,873	–

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	82,692	(598,806)
NET LOSS FOR THE YEAR	$(2,836,893)	$(7,179,906)

Deemed dividend - modification of preferred stock	(1,605,266)	–

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,442,159)	$(7,179,906)

BASIC EARNINGS (LOSS) PER SHARE
CONTINUED OPERATIONS	$(4.98)	$(282.66)
DISCONTINUED OPERATIONS	$0.09	$(23.57)

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUED OPERATIONS	$(4.98)	$(282.66)
DISCONTINUED OPERATIONS	$(0.00)	$(23.57)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC EARNING (LOSS) PER SHARE
CONTINUED OPERATIONS	908,485	25,401
DISCONTINUED OPERATIONS	908,485	25,401

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED EARNINGS (LOSS) PER SHARE
CONTINUED OPERATIONS	908,485	25,401
DISCONTINUED OPERATIONS	1,444,295,967,109	25,401

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019 (Restated)

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

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY) (continued)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019 (Restated)

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2018	–	$–	60	$1	$39,665,111	$(55,378,603)	$(4,846,225)
Issuance to balance reverse split partial rounding shares	–	–	(826)	–	–	–	–
Issuance of I Series preferred stock as compensation	–	–	–	–	(50,000)	–	–
Issuance of Series G preferred stock for Key Tax acquisition	–	–	50	1	(977)	–	1,300,000
Conversion of preferred stock I series	–	–	8,250	8	54,992	–	–
Issuance of R Series preferred stock	–	–	–	–	(83,000)	–	115,000
Conversion of convertible notes payable	–	–	59,382	59	1,027,377	–	1,027,436
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	2,856,994	–	2,856,994
Net loss	–	–	–	–	–	(7,179,906)	(7,179,906)
Balance December 31, 2019	–	$–	67,742	$68	$43,470,497	$(62,558,509)	$(6,726,704)
Issuance of common stock for services	–	–	18,000	18	(18)	–	–
Issuance of preferred stock for services	–	–	–	–	(124,018)	–	–
Preferred stock to be issued	–	–	–	–	–	–	–
Issuance of common stock in exchange for preferred stock	–	–	3,500	4	1,444	–	–
Issuance of preferred stock in exchange for common stock	–	–	(320)	(1)	(476,403)	–	–
Dividend on Series G preferred stock	–	–	–	–	–	(187,850)	(187,850)
Conversion of convertible notes payable	–	–	5,014,697	5,014	262,959	–	267,973
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	611,141	–	611,141
Sale of subsidiaries	(294,101)	(2,365,864)	–	–	2,365,864	–	–
Issuance of common stock	–	–	163,814	164	(164)	–	–
Net loss	–	–	–	–	–	(2,836,893)	(2,836,893)
Balance, December 31, 2020	(294,101)	$(2,365,864)	5,267,433	$5,267	$46,111,302	$(65,583,255)	$(8,872,334)

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019 (Restated)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(2,919,585)	$(6,581,100)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	23,100	67,702
Bad debt expense	–	(16,338)
Amortization of loan discount	1,183,147	972,047
Change in value of derivative liability	(434,714)	3,588,397
Convertible note issued for conversion cost reimbursement	–	–
Conversion cost penalty	–	813,220
(Increase) decrease in:
Accounts receivable	83,163	53,324
Inventory	–	–
Deposits	–	11,804
Right of use - assets	38,232	–
Prepaids and other	10,234	64,454
Other assets	10,000	7,274
Intangible assets	–	(3,550)
Increase(decrease) in:
Accounts payable & Accrued expense	(156,678)	(303,576)
Accrued officers compensation	748,735	775,000
Accrued interest	185,820	169,455
Right of use - liabilities	(38,143)	–
Preferred shares to be issued	222,000	–
Due to officers and shareholders	23,338	–
Deferred revenue	117,935	222,428
Net cash provided by (used in) operating activities	(903,416)	(159,459))

Net cash from Discontinued Operations - Operating	(44,599)	(608,378)

INVESTING ACTIVITIES
Purchase of equipment	–	3,178
Disposal of equipment	–	29,275
Net cash provided by (used in) investing activities		32,448

Net cash from Discontinued Operations - Investing	–	–

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019 (Restated)

FINANCING ACTIVITIES
Proceeds from shareholder	–	32,000
Repayments to directors and officers	(9,500)	(56,805)
Proceeds from convertible notes payable	746,072	613,526
Proceeds from notes payable - related party	127,445	21,199
Proceeds from notes payable	706,807	419,778
Proceeds from line of credit	–	149,247
Repayment of line of credit	(39,172)	(60,147)
Repayments to convertible notes payable	(27,106)	(358,437)
Repayments to notes payable - related party	(163,316)	(150,134)
Repayments to notes payable - 3rd party	(2,957)	(7,368)
Issuance of preferred I stock	(87,850)	115,000

Net cash provided by (used in) financing activities	1,150,423	717,859

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	202,409	(17,530)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,902	158,676

CASH AND CASH EQUIVALENTS, END OF PERIOD	$279,311	$100,776

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$379,892	$226,748

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$196,291	$593,817
Common stock issued for settlement of accrued expense	49,466	$–
Series G Preferred Stock issued for acquisition of Key Tax Group	$–	$1,300,000
Series I preferred stock issued for compensation	–	$–
Conversion of preferred stock to common stock	$–	$55,000
Derivative liability settled upon conversion	$611,141	$2,856,994

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2020 and 2019. Please refer to Note 2 for further explanation.

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2020	$–	$–	$2,903,663	$2,903,663

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2019	$–	$–	$3,655,518	$3,665,518

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company's 2020 financial statements on March 31, 2021, management reconsidered the methodology previously applied in its valuation of derivative liabilities contained in its matured convertible notes which are in default, to include all inputs to measure the time value component to the application of the Black-Scholes Model. In addition, management also discovered that it did not reflect the impact of amendments which resulted in modifications in certain rights and privileges for certain classes of its preferred stock, which should have been accounted for as a deemed dividend at the time of modification.

The restatement primarily relates to the accounting for (1) the valuation of embedded derivative liabilities in certain matured convertible notes and (2) the accounting treatment for changes in certain rights and privileges with respect to certain classes of preferred stock on January 10, 2020.

(1)	For certain convertible notes in default containing embedded derivatives (the "Notes"), the Company originally valued the derivative liability using a Black-Scholes Model, but without consideration to a time value component (the term, volatility, or discount rates), because these notes had matured and were immediately due. As a result, the embedded derivatives for expired notes were measured using a valuation methodology which was analogous to the use of intrinsic value. Company management has reconsidered the methodology previously applied, and determined that the use of all inputs to the Black-Scholes Model is more appropriate in the determination to measure the fair value of all derivative liabilities.

(2)	The Company originally did not reflect the impact of amendments which resulted in modifications in certain rights and privileges for certain classes of its preferred stock. Subsequent to the issuance of its financial statements for the year ended December 31, 2020, Company management determined that these modifications resulted in changes to the carrying value of certain classes of preferred stock, which should have been accounted for as a deemed dividend at the time of modification.

The following table summarizes the impacts of the error corrections on the Company's financial statements for each of the periods presented below:

i. Balance sheet

	Impact of correction of error
December 31, 2019 (Audited)	As previously reported	Adjustments	As restated

Total assets	$4,915,805	$–	$4,915,805

Derivative liability	3,102,392	553,127	3,655,519
Net, liabilities of discontinued operations	2,555,837	263,148	2,818,985
Other	5,168,005	–	5,168,005
Total liabilities	10,826,234	816,275	11,642,509

Accumulated deficit	(61,742,235)	(816,275)	(62,558,510)
Others	55,831,806	–	55,831,806
Total deficiency in shareholders' equity	$(5,910,429)	$(816,275)	$(6,726,704)

i. Balance sheet (Continued)

	Impact of correction of error
March 31, 2020 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	$5,268,016	$–	$5,268,016

Derivative liability	7,416,815	(176,308)	7,240,507
Net, liabilities of discontinued operations	2,863,541	63,545	2,927,086
Other	6,045,172	–	6,045,172
Total liabilities	16,325,528	(112,763)	16,212,765

Accumulated deficit	(67,402,951)	112,763	(67,290,188)
Others	56,345,439	–	56,345,439
Total deficiency in shareholders' equity	$(11,057,512)	$112,763	$(10,944,749)

	Impact of correction of error
June 30, 2020 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	$5,146,980	$–	$5,146,980

Derivative liability	6,936,309	903,272	7,839,581
Net, liabilities of discontinued operations	2,374,181	368,349	2,742,530
Other	6,016,924	–	6,016,924
Total liabilities	15,327,414	1,271,621	16,599,035

Accumulated deficit	(66,800,912)	(1,271,621)	(68,072,533)
Others	56,620,478	–	56,620,478
Total deficiency in shareholders' equity	$(10,180,434)	$(1,271,621)	$(11,452,055)

	Impact of correction of error
September 30, 2020 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	$4,944,770	$–	$4,944,770

Derivative liability	3,168,106	(350,869)	2,817,237
Net, liabilities of discontinued operations	2,425,100	300,164	2,725,264
Other	6,437,026	–	6,437,026
Total liabilities	12,030,232	(50,705)	11,979,527

Accumulated deficit	(63,858,637)	50,705	(63,807,932)
Others	56,773,175	–	56,773,175
Total deficiency in shareholders' equity	$(7,085,462)	$50,705	$(7,034,757)

i. Balance sheet (Continued)

	Impact of correction of error
December 31, 2020 (Audited)	As previously reported	Adjustments	As restated

Total assets	$4,930,147	$–	$4,930,147

Derivative liability	2,405,358	498,305	2,903,663
Net, liabilities of discontinued operations	2,441,965	249,730	2,691,695
Other	8,207,123	–	8,207,123
Total liabilities	13,054,446	748,035	13,802,481

Accumulated deficit	(64,835,220)	(748,035)	(65,583,255)
Others	56,710,921	–	56,710,921
Total deficiency in shareholders' equity	$(8,124,299)	$(748,035)	$(8,872,334)

ii.     Statement of operations

	Impact of correction of error - year
Year ended December 31, 2019 (Audited)	As previously reported	Adjustments	As restated

Loss from operations	$(1,271,268)	$–	$(1,271,268)
Change in value of derivative liability	(2,482,145)	(553,127)	(3,035,272)
Others	(2,274,561)	–	(2,274,561)
Other income (expense)	(4,756,706)	(553,127)	(5,309,833)
Net loss before discontinued operations	(6,027,974)	(553,127)	(6,581,101)
Loss from discontinued operations	(335,658)	(263,148)	(598,806)
Net loss	$(6,363,632)	$(816,275)	$(7,179,907)
Basic and Diluted Earnings (loss) per Share
Continued Operations	(250.53)		(282.66)
Discontinued Operations	(13.21)		(23.57)
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	25,401		25,401
Discontinued Operations	25,401		25,401

ii. Statement of operations (Continued)

	Impact of correction of error - quarter
Quarter ended March 31, 2020 (Unaudited)	As previously reported	Adjustments	As restated

Loss from operations	$(257,028)	$–	$(257,028)
Change in value of derivative liability	(4,467,534)	729,435	(3,738,099)
Others	(327,917)	–	(327,917)
Other income (expense)	(4,795,451)	729,435	(4,066,016)
Net loss before discontinued operations	(5,052,479)	729,435	(4,323,044)
Loss from discontinued operations	(523,280)	199,603	(323,677)
Net loss	(5,575,759)	929,038	(4,646,721)
Deemed dividend on preferred stock	–	(1,605,266)	(1,605,266)
Net loss attributable to common stockholders	$(5,575,759)	$(676,228)	$(6,251,987)
Basic and Diluted Earnings (loss) per Share
Continued Operations	(49.17)		(57.69)
Discontinued Operations	(5.09)		(3.15)
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	102,762		102,762
Discontinued Operations	102,762		102,762

ii. Statement of operations (Continued)

	Impact of correction of error - quarter
Three months ended June 30, 2020 (Unaudited)	As previously reported	Adjustments	As restated

Loss from operations	$(126,833)	$–	$(126,833)
Change in value of derivative liability	(28,750)	(1,079,579)	(1,108,329)
Others	(347,536)	–	(347,536)
Other income (expense)	(376,286)	(1,079,579)	(1,455,865)
Net loss before discontinued operations	(503,119)	(1,079,579)	(1,582,698)
Loss from discontinued operations	(103,390)	(304,804)	(408,194)
Gain from disposal from discontinued operations	216,013	–	216,013
Income (loss) from discontinued operations	112,623	(304,804)	(192,181)
Net loss	(390,496)	(1,384,383)	(1,774,879)
Deemed dividend on preferred stock	–	–	–
Net loss attributable to common stockholders	$(390,496)	$(1,384,383)	$(1,774,879)
Basic Earnings (loss) per Share
Continued Operations	$(3.19)		$(10.03)
Discontinued Operations	$0.71		$(1.22)
Diluted Earnings (loss) per Share
Continued Operations	$–		$(10.03)
Discontinued Operations	$–		$(1.22)
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	157,856		157,856
Discontinued Operations	157,856		157,856
Weighted Average Shares Outstanding - Diluted Earnings (loss) per Share
Continued Operations	–		–
Discontinued Operations	–		–

ii. Statement of operations (Continued)

	Impact of correction of error - quarter
Six months ended June 30, 2020 (Unaudited)	As previously reported	Adjustments	As restated

Loss from operations	$(361,066)	$–	$(361,066)
Change in value of derivative liability	(3,992,316)	(350,144)	(4,342,460)
Others	(654,502)	–	(654,502)
Other income (expense)	(4,646,818)	(350,144)	(4,996,962)
Net loss before discontinued operations	(5,007,884)	(350,144)	(5,358,028)
Loss from discontinued operations	(78,956)	(105,201)	(184,157)
Gain from disposal from discontinued operations	216,013		216,013
Income (loss) from discontinued operations	137,057	(105,201)	31,856
Net loss	(4,870,827)	(455,345)	(5,326,172)
Deemed dividend on preferred stock	–	(1,605,266)	(1,605,266)
Net loss attributable to common stockholders	$(4,870,827)	$(2,060,611)	$(6,931,438)
Basic Earnings (loss) per Share
Continued Operations	$(38.43)		$(53.44)
Discontinued Operations	$1.05		$0.24
Diluted Earnings (loss) per Share
Continued Operations	$–		$(53.44)
Discontinued Operations	$–		$0.00
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	130,309	–	130,309
Discontinued Operations	130,309	–	130,309
Weighted Average Shares Outstanding - Diluted Earnings (loss) per Share
Continued Operations	–	–	130,309
Discontinued Operations	–	–	6,391,483,108

ii. Statement of operations (Continued)

	Impact of correction of error - quarter
Three months ended September 30, 2020 (Unaudited)	As previously reported	Adjustments	As restated

Loss from operations	$(530,568)	$–	$(530,568)
Change in value of derivative liability	3,864,938	1,254,140	5,119,078
Others	(348,675)	–	(348,675)
Other income (expense)	3,516,263	1,254,140	4,770,403
Net income (loss) before discontinued operations	2,985,695	1,254,140	4,239,835
(Loss) from discontinued operations	(22,280)	68,185	45,905
(Loss) Gain from disposal of discontinued operations	(21,140)	–	(21,140)
Income (loss) from discontinued operations	(43,420)	68,185	24,765
Net (loss) income	2,942,275	(1,322,325)	1,619,950
Deemed dividend on preferred stock	–	–	–
Net loss attributable to common stockholders	$2,942,275	$(1,322,325)	$1,619,950
Basic Earnings (loss) per Share
Continued Operations	$3.08		$4.38
Discontinued Operations	$(0.04)		$0.03
Diluted Earnings (loss) per Share
Continued Operations	–		$0.00
Discontinued Operations	$(0.04)		$0.00
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	968,379		968,379
Discontinued Operations	968,379		968,379
Weighted Average Shares Outstanding - Diluted Earnings (loss) per Share
Continued Operations	6,394,936,792		6,394,936,792
Discontinued Operations	968,379		6,394,936,792

ii. Statement of operations (Continued)

	Impact of correction of error - year to date
Nine months ended September 30, 2020 (Unaudited)	As previously reported	Adjustments	As restated

Loss from operations	$(891,634)	$–	$(891,634)
Change in value of derivative liability	(12,378)	903,996	891,618
Others	(1,118,177)	–	(1,118,177)
Other income (expense)	(1,130,555)	903,996	(226,559)
Net income (loss) before discontinued operations	(2,022,189)	903,996	(1,118,193)
(Loss) from discontinued operations	(101,236)	(37,016)	(138,252)
(Loss) Gain from disposal of discontinued operations	194,873		194,873
Income (loss) from discontinued operations	93,637	(37,016)	56,621
Net (loss) income	(1,928,552)	866,980	(1,061,572)
Deemed dividend on preferred stock	–	(1,605,266)	(1,605,266)
Net loss attributable to common stockholders	$(1,928,552)	$(738,286)	$(2,666,838)
Basic Earnings (loss) per Share
Continued Operations	$(4.94)		$(6.65)
Discontinued Operations	$0.23		$0.14
Diluted Earnings (loss) per Share
Continued Operations	$(4.94)		$(6.65)
Discontinued Operations	$–		$0.00
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	409,666		409,666
Discontinued Operations	409,666		409,666
Weighted Average Shares Outstanding - Diluted Earnings (loss) per Share
Continued Operations	409,666		409,666
Discontinued Operations	1,444,295,468,290		1,444,295,468,290

ii. Statement of operations (Continued)

	Impact of correction of error - year
Year ended December 31, 2020 (Audited)	As previously reported	Adjustments	As restated

Loss from operations	$(1,804,151)	$–	$(1,804,151)
Change in value of derivative liability	379,892	54,822	434,714
Others	(1,550,148)	–	(1,550,148)
Other income (expense)	(1,170,256)	54,822	(1,115,434)
Net loss before discontinued operations	(2,974,407)	54,822	(2,919,585)
Loss from discontinued operations	(125,599)	13,418	(112,181)
Gain from discontinued operations	194,873	–	194,873
Income (loss) from discontinued operations	69,274	13,418	82,692
Net loss	(2,905,133)	68,240	(2,836,893)
Deemed dividend on preferred stock	–	(1,605,266)	(1,605,266)
Net loss attributable to common stockholders	$(2,905,133)	$(1,537,026)	$(4,442,159)
Basic Earnings (loss) per Share
Continued Operations	$(3.20)		$(4.98)
Discontinued Operations	$0.08		$0.09
Diluted Earnings (loss) per Share
Continued Operations	$(3.20)		$(4.98)
Discontinued Operations	$–		$0.00
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	908,485		908,485
Discontinued Operations	908,485		908,485
Weighted Average Shares Outstanding - Diluted Earnings (loss) per Share
Continued Operations	908,485		908,485
Discontinued Operations	1,444,295,967,109		1,444,295,967,109

3.	ACQUISITIONS

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

The preliminary purchase allocation of the net assets acquired was finalized as follows:

Key Tax Fair Value
Cash	$9,484
Accounts receivable	90,766
Key Tax Group trade name	250,000
Property and equipment	6,044
Goodwill	1,407,915
Liabilities	(464,209)
Total	$1,300,000

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2020	2019
Accounts payable	$119,653	$228,971
Accrued Credit cards	28,548	86,077
Accrued Income, payroll, and other taxes	282,798	276,614
Accrued advertising	75,963	53,189
Accrued payroll	27,569	58,760
Accrue expense - other	82,543	92,353
Total	$617,074	$795,964

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

6.	LAND

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

7.	LINE OF CREDIT

In February 2018, The Company had a line of credit with a financial institution for $92,500 which incurs interest of PRIME plus 3.45% (6.7% and 8.2% at December 31, 2020 and 2019, respectively) and is revolving. As of December 31, 2020 and 2019, the Company had balance of $51,927 and 91,099, respectively.

8.	RELATED PARTY TRANSACTIONS

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

9.	NOTES AND LOANS PAYABLE

Notes and loans payable at December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
Notes and Loans Payable - Unrelated Party	$1,347,690	$617,351
Notes and Loans Payable - Related Party	37,885	84,746
Total	1,385,575	702,097
Notes and Loans Payable - Related Party	37,885	84,746
Current portion	947,912	207,351
Long-term portion	$399,778	$410,000

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

The derivative liability as of December 31, 2020 and 2019, respectively, in the amounts of $2,903,663 and $3,655,518, have a level 3 classification. Please refer to Note 2 for further explanation.

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

The Company used the Black-Scholes Model to measure the fair value of the derivative liabilities as $2,903,663 and $3,655,518 on December 31, 2020 and 2019, respectively, and will subsequently remeasures the fair value at the end of each period, and record the change of fair value in the consolidated statement of operation during the corresponding period.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2019:

Derivative Liability, December 31,2018	$1,870,625
Day 1 Loss	24,762,381
Discount from derivatives	1,275,912
Resolution of derivative liability upon conversion	(2,856,994)
Mark to market adjustment	21,396,406
Derivative Liability, December 31, 2019	$3,655,518

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

Derivative Liability, December 31, 2019	$3,655,518
Day 1 Loss	564,952
Discount from derivatives	294,000
Derivatives settled	(611,141)
Mark to market adjustment	(999,666)
Derivative Liability, December 31, 2020	$2,903,663

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

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

Year Ended December 31,
	2020	2019
Volatility	204.5% - 1,005.9%	378.8% - 1,872.7%
Risk-free interest rate	.099% - .18%	1.59% - 1.62%
Expected term	.33 – 2.5	.47 – 2.8

12.	CAPITAL STOCK

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

13.	WARRANTS

The initial and ending valuation of the warrants as of December 31, 2020 are as follows:

Year Ended December 31, 2020
Initial Valuation	$6,135
Ending Value	$3,795

The table below set forth the assumptions for the Black-Scholes Model on each initial date and December 31, 2020:

Year Ended December 31, 2020
Volatility	1,847% - 1,861%
Risk-free interest rate	1.60% - 1.83%
Expected term	0.5 – 7.0

The initial and ending valuation of the warrants as of December 31, 2019 are as follows:

Year Ended December 31, 2019
Initial Valuation	$3,795
Ending Value	$6,135

The table below set forth the assumptions for the Black-Scholes Model on each initial date and December 31, 2019:

Year Ended December 31, 2019
Volatility	1,847% - 1,861%
Risk-free interest rate	1.60% - 1.83%
Expected term	0.5 – 7.0

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

	As of	As of
	December 31, 2020	December 31, 2019
Assets:
Affordable Housing Rentals	$258,813	$299,565
Financial Services	4,369,195	4,302,238
Others	302,139	314,002
Consolidated assets	$4,930,147	$4,915,805

	December 31, 2020	December 31, 2019
Revenues:
Affordable Housing Rentals	$138,832	$176,882
Financial Services	3,314,226	3,530,480
Other	–	–
Consolidated revenues	$3,453,058	$3,707,360

Cost of Sales:
Affordable Housing Rentals	$156,191	$174,433
Financial Services	1,511,995	1,491,053
Other	–	–
Consolidated cost of sales	$1,668,146	$1,665,486

Income (Loss) from operations from subsidiaries
Affordable Housing Rentals	$(40,378)	$(18,720)
Financial Services	(190,338)	114,773
Loss from operations	$(230,716)	$96,053

Loss from operations from Cardiff Lexington	$(1,573,435)	$(1,374,409)

Income (Loss) before taxes
Affordable Housing Rentals	$(40,378)	$(18,720)
Financial Services	(187,943)	82,354
Corporate and administration	(2,608,572)	(7,243,540)
Consolidated income (loss) before taxes	$(2,836,893)	$(7,179,906)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2020 and 2019 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K/A (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for other professional services rendered by the Company’s principal accountant:

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

_____________________________________________

* To be filed by amendment

1 NTD: Item 601(b)(2) requires filing of material plans of acquisition. Given the company’s strategy, it appears the agreements for each of its acquisitions should be filed. Item 601(b)(4) requires filing of all instruments defining rights of securities holders. Confirm the Articles of Incorporation on file reflect all classes of outstanding preferred stock. Item 601(b)(10) requires filing of all material contracts. At a minimum, each of the executive employments agreements should be filed. Consider other agreements material to the Company’s business other than plans of acquisition covered by 601(b)(2) mentioned above. Item 601(b)(21) requires current list of subsidiaries and jurisdiction of organization. Item 601(b)(23) requires auditors consent if 10-K/A will be incorporated by reference into the pending Form S-1 Registration Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of February 2022.

CARDIFF LEXINGTON CORP

/s/ Alex Cunningham
Alex Cunningham
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Thompson	Chairman of the Board of Directors	February 17, 2022
Daniel Thompson

/s/ Alex Cunningham	Chief Executive Officer	February 17, 2022
Alex Cunningham	(Principal Executive Officer)

/s/ Steven Healy	Chief Financial Officer	February 17, 2022
StevenHealy	(Principal Financial Officer)
(Principal Accounting Officer)

