Form 10-Q/A
period 2021-03-31
Cardiff Lexington Corp
filed 2022-02-17
CIK 811222

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

EXPLANATORY PARAGRAPH

Cardiff Lexington Corp. (“Cardiff” or the “Company”), is filing this Amendment No. 1 (the “2021 Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (the “2021 Form 10-Q”) originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 17, 2021. This Form 10-Q/A is being filed to restate its condensed financial statements as of and for the three months ended march 31, 2021 and the accompanying notes to the condensed financial statements included in the Amendment.

The restatement primarily relates to the accounting for (1) the valuation of embedded derivative liabilities in certain matured convertible notes and (2) the accounting treatment for changes in certain rights and privileges with respect to certain classes of preferred stock on January 10, 2020.

Although this Form amends and restates the original Form in its entirety, except for the information described above, this Form does not reflect events occurring after the filing of the original 2021 Form 10-Q and unless otherwise stated herein, the information contained in this Form is current only as of the date of the original filing. Except as noted herein, no other changes have been made to the original Form. Accordingly, this form should be read in conjunction with the Company’s filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the original Forms. The sections of the original Forms affected by the restatement should no longer be relied upon.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of March 31, 2021. As a result of that reassessment, the Company’s management affirmed its earlier conclusion that its disclosure controls and procedures as of March 31, 2021 are ineffective.

FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORP.

For the Quarter ended March 31, 2021

The following financial statements and schedules of the registrant are submitted herewith:

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:	3
	Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020 (Audited)	3
	Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2021 (unaudited) and for the Three Months ended March 31, 2020 (unaudited)	5
	Condensed Consolidated Statement of Deficiency in Shareholders’ Equity for the Three Months ended March 31, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2021 and 2020 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	33

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
	(Unaudited)	Audited
	(Restated)	(Restated)
ASSETS
Current assets
Cash	$510,760	$279,311
Accounts receivable-net	25,483	16,377
Prepaid and other assets	6,510	–
Total current assets	542,753	295,688

Property and equipment, net of accumulated depreciation of $211,031 and $205,443, respectively	206,191	211,779
Land	603,000	603,000
Intangible assets, net	253,550	253,550
Goodwill	3,499,963	3,499,963
Deposits	13,600	13,600
Right of use assets	42,081	52,567
Total assets	$5,161,138	$4,930,147

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expense	$704,934	$617,073
Accrued expenses - related parties	2,195,057	2,196,222
Accrued interest	423,402	722,815
Right of use - liability	50,211	54,185
Due to director & officer	126,849	126,849
Deferred revenue	458,434	353,830
Line of credit	50,211	51,927
Common stock to be issued	785,196	222,000
Notes payable	1,101,791	947,912
Notes payable - related party	37,006	37,885
Convertible notes payable, net of debt discounts of $292,864 and $108,321, respectively	1,682,170	2,476,647
Net liabilities of discontinued operations	2,711,302	2,691,695
Derivative liability	3,076,328	2,903,663
Total current liabilities	13,402,891	13,402,703

Other Liabilities
Notes payable	476,169	399,778
Total liabilities	$13,879,060	$13,802,481

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
	(Unaudited)	Audited
	(Restated)	(Restated)
Deficiency in shareholders' equity
Preferred stock
Preferred Stock Series B- 3,000,000 shares authorized, par value $.001, stated value $4.00, 1,764,244 shares issued and outstanding at March 31, 2021 and December 31, 2020	7,056,977	7,056,977
Preferred Stock Series C- 500 shares authorized, par value $.001, stated value $4.00, 122 shares issued and outstanding at March 31, 2021 and December 31, 2020	488	488
Preferred Stock Series D- 800,000 shares authorized, par value $.001, stated value $4.00, 250,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,000,000	1,000,000
Preferred Stock Series E- 1,000,000 shares authorized, par value $.001, stated value $4.00, 150,750 shares issued and outstanding at March 31, 2021 and December 31, 2020	603,000	603,000
Preferred Stock Series F- 800,000 shares authorized, par value $.001, stated value $4.00, 175,045 shares issued and outstanding at March 31, 2021 and December 31, 2020	700,180	700,180
Preferred Stock Series F-1- 800,000 shares authorized, par value $.001, stated value $4.00, 35,752 shares issued and outstanding at March 31, 2021 and December 31, 2020	143,008	143,008
Preferred Stock Series G- 20,000,000 shares authorized, par value $.001, stated value $4.00, 325,244 shares issued and outstanding March 31, 2021 and December 31, 2020	1,300,976	1,300,976
Preferred Stock Series H- 4,859,379 shares authorized, par value $.001, stated value $4.00, 119,101 issued and outstanding at March 31, 2021 and December 31, 2020	476,404	476,404
Preferred Stock Series I- 500,000,000 shares authorized, par value $.001, stated value $4.00, 194,885,000 and 195,010,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	778,815,000	195,010
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at March 31, 2021 and December 31, 2020	8,201	8,201
Preferred Stock Series K1- 35,000,000 shares authorized, par value $.001, no shares issued and outstanding at March 31, 2021 and December 31, 2020	–	–
Preferred Stock Series L- 100,000,000 shares authorized, par value $.001, stated value $4.00, 319,492 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,277,972	1,277,972
Preferred Stock Series R- 5,000 shares authorized, par value $.001, stated value of $1,200, 165 shares issued and outstanding at March 31, 2021 and December 31, 2020	198,000	198,000
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 109,994,821 and 5,268,797 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	109,335	5,267
Treasury stock; at cost, 294,101 shares of Series H Preferred stock at March 31, 2021 and December 31, 2020, respectively,	(2,365,864)	(2,365,864)
Additional paid-in capital	(730,689,182)	46,111,302
Accumulated deficit	(67,352,294)	(65,583,255)
Total deficiency in shareholders' equity	(8,717,799)	(8,872,334)
Total liabilities and deficiency in shareholders' equity	$5,161,138	$4,930,147

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
REVENUE
Rental income	$38,979	$38,212
Financial Services	892,947	922,514
Total revenue	931,926	961,014

COST OF SALES
Rental business	40,167	36,821
Financial Services	451,788	394,798
Total cost of sales	491,955	431,610

GROSS MARGIN	439,971	529,404

OPERATING EXPENSES
Depreciation expense	392	319
Selling, general and administrative	815,426	763,030
Total operating expenses	815,818	763,349

INCOME (LOSS) FROM OPERATIONS	(375,847)	(233,954)

OTHER INCOME (EXPENSE)
Other income	22,856	–
Change in value of derivative liability	(552,039)	(3,738,099)
Interest expense	(121,001)	(76,093)
Conversion cost penalty and reimbursement	(8,000)	(4,000)
Amortization of debt discounts	(715,401)	(246,185)
Total other income (expenses)	(1,373,585)	(4,064,377)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(1,749,432)	(4,298,331)

LOSS FROM DISCONTINUED OPERATIONS	(19,607)	(348,399)

NET LOSS FOR THE PERIOD	$(1,769,039)	$(4,646,730)

Deemed dividend - modification of preferred stock	–	(1,605,266)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,769,039)	(6,251,996)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.03)	$(57.454)
Discontinued Operations	$(0.00)	$(3.39)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES – BASIC AND DILUTED	56,243,481	102,762

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN SHAREHOLDERS' EQUITY

FOR THE PERIOD ENDED MARCH 31, 2021 and 2020

	Preferred Stock Series A, I, K, K-1		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Stock, Series C and R
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2019 Audited (restated)	9,647,720	$9,648	197,989,528	$791,958,113	284	$198,480
Issuance of preferred stock for services	–	–	21,000	84,000	1	4
Issuance of common stock in exchange for preferred stock	(1,447,157)	(1,448)	–	–	–	–
Issuance of preferred stock in exchange for common stock	–	–	119,101	476,404	–	–
Distributions from an entity	–	–	–	–
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2020 (unaudited and restated)	8,200,563	$8,200	198,129,629	$792,518,517	285	$198,484

Balance, December 31, 2020 Audited (restated)	8,200,563	$8,201	198,149,629	$792,598,517	286	$198,488
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–
Issuance of Common Stock for preferred I shares	–	–	(306,250)	(1,225,000)	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2021 (unaudited and restated)	8,200,563	$8,201	197,843,379	$791,373,517	286	$198,488

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance December 31, 2019 Audited (restated)	–	$–	67,742	$68	$(736,334,503)	$(62,558,509)	$(6,726,704)
Issuance of preferred stock for services	–	–	–	–	(84,004)	–
Issuance of common stock in exchange for preferred stock	–	–	3,500	4	1,444	–	–
Issuance of preferred stock in exchange for common stock	–	–	(320)	(1)	(476,403)	–	–
Distributions from an entity	–	–	–	–	–	(84,957)	(84,957)
Conversion of convertible notes payable	–	–	65,324	65	129,457	–	129,522
Reclassify derivative liabilities to Additional Paid in Capital	–	–	–	–	384,111	–	384,111
Net loss	–	–	–	–	–	(4,646,731)	(4,646,731)
Balance March 31, 2020 (unaudited and restated)	–	$–	136,246	$136	$(736,295,894)	$(67,290,197)	$(10,944,749)

Balance, December 31, 2020 Audited (restated)	(294,101)	$(2,365,864)	5,267,433	$5,267	$(733,733,688)	$(65,583,255)	$(8,872,334)
Conversion of convertible notes payable	–	–	54,068,024	54,068	584,690	–	638,758
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	1,024,373	–	1,024,373
Issuance of Common Stock for preferred I shares	–	–	50,000,000	50,000	1,175,000	–	–
Warrant issued with indebtedness	–	–	–	0	260,443	–	260,443
Net loss	–	–	–	–	–	(1,769,039)	(1,769,039)
Balance, March 31, 2021 (unaudited and restated)	(294,101)	$(2,365,864)	109,335,457	$109,335	$(730,689,182)	$(67,352,294)	$(8,717,799)

 The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	2021	2020
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) for the period	$(1,749,432)	$(4,298,331)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	5,588	15,602
Amortization of loan discount	454,958	246,185
Warrant Amortization	260,443	–
Change in value of derivative liability	552,039	3,738,099
Conversion cost penalty	8,000	4,000
(Increase) decrease in:
Accounts receivable	(9,106)	(5,233)
Other assets	–	13,152
Right of use - assets	10,486	(14,239)
Prepaids and other	(6,510)	–
Due from related party	–	23,388
Increase (decrease) in:
Accounts payable & Accrued expense	93,481	6,724
Accrued officers’ compensation	(1,165)	120,000
Accrued interest	71,983	24,843
Right of use - liabilities	(3,974)	(13,152)
Deferred revenue	104,258	93,486
Net cash (used in) operating activities	(208,951)	(45,476)

Net cash provided by (used in) discontinued operations - operating activities	–	(29,072)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	2021	2020
Cash Flows From Investing Activities	–	–

FINANCING ACTIVITIES
Proceeds from convertible notes payable	103,500	150,000
Repayment of convertible notes payable	(6,876)	(10,632)
Proceeds from notes payable - related party	–	26,960
Proceed from SBA loan	345,269	–
Repayments of note payable	–	(4,534)
Due to director and officer	–	(4,500)
Proceeds from credit line	–	1,294
Repayment of credit line	(1,493)	–
Distributions	–	(84,957)
Net cash provided by financing activities	440,400	73,631

NET INCREASE IN CASH AND CASH EQUIVALENTS	231,499	(917)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	279,311	100,777

CASH AND CASH EQUIVALENTS, END OF PERIOD	$510,760	$99,860
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$23,537	$20,580
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$638,758	$129,522
Derivative liability settled upon conversion	$1,012,012	$384,111
Debt discount from derivative liabilities	$645,000	$231,000

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2021 and December 31, 2020. Refer to Note 2.

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – March 31, 2021	$–	$–	$3,076,328	$3,076,328

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2020	$–	$–	$2,903,663	$2,903,663

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

The restatement primarily relates to the accounting for the valuation of embedded derivative liabilities for certain convertible notes in default containing embedded derivatives (the "Notes"), the Company originally valued the derivative liability using a Black-Scholes Model, but without consideration to a time value component (the term, volatility, or discount rates), because these notes had matured and were immediately due. As a result, the embedded derivatives for expired notes were measured using a valuation methodology which was analogous to the use of intrinsic value. Company management has reconsidered the methodology previously applied, and determined that the use of all inputs to the Black-Scholes Model is more appropriate in the determination to measure the fair value of all derivative liabilities.

The following table summarizes the impacts of the error corrections on the Company's financial statements for each of the periods presented below:

	Impact of correction of error
December 31, 2020 (Audited)	As previously reported	Adjustments	As restated

Total assets	$4,930,147	$–	$4,930,147

Derivative liability	2,405,358	498,305	2,903,663
Net, liabilities of discontinued operations	2,441,965	249,730	2,691,695
Other	8,207,123	–	8,207,123
Total liabilities	13,054,446	748,035	13,802,481

Accumulated deficit	(64,835,220)	(748,035)	(65,583,255)
Others	56,710,921	–	56,710,921
Total deficiency in shareholders' equity	$(8,124,299)	$(748,035)	$(8,872,334)

	Impact of correction of error
March 31, 2021 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	$5,161,138	$–	$5,161,138

Derivative liability	2,402,858	673,470	3,076,328
Net, liabilities of discontinued operations	2,466,063	245,239	2,711,302
Other	8,091,307	–	8,091,307
Total liabilities	12,960,228	918,709	13,878,937

Accumulated deficit	(66,433,585)	(918,709)	(67,352,294)
Others	58,634,495	–	58,634,495
Total deficiency in shareholders' equity	$(7,799,090)	$(918,709)	$(8,717,799)

	Impact of correction of error - quarter
Quarter ended March 31, 2020 (Unaudited)	As previously reported	Adjustments	As restated

Loss from operations	$(233,954)	$–	$(233,954)
Change in value of derivative liability	(4,467,534)	729,435	(3,738,099)
Others	(326,279)	–	(326,279)
Other income (expense)	(4,793,813)	729,435	(4,064,378)
Net loss before discontinued operations	(5,027,767)	729,435	(4,298,332)
Loss from discontinued operations	(548,002)	199,603	(348,399)
Gain from discontinued operations	–	–	–
Loss from discontinued operations	(548,002)	199,603	(348,399)
Net loss	(5,575,769)	929,038	(4,646,731)
Deemed dividend on preferred stock	–	(1,605,266)	(1,605,266)
Net loss attributable to common stockholders	$(5,575,769)	$(676,228)	$(6,251,997)
Basic and Diluted Earnings (loss) per Share
Continued Operations	$(49.17)		$(57.45)
Discontinued Operations	$(5.09)		$(3.39)
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	102,762		102,762
Discontinued Operations	102,762		102,762

	Impact of correction of error - quarter
Quarter ended March 31, 2021 (Unaudited)	As previously reported	Adjustments	As restated

Loss from operations	$(375,847)	$–	$(375,847)
Change in value of derivative liability	(376,874)	(175,165)	(552,039)
Others	(821,546)	–	(821,546)
Other income (expense)	(1,198,420)	(175,165)	(1,373,585)
Net loss before discontinued operations	(1,574,267)	(175,165)	(1,749,432)
Loss from discontinued operations	(24,098)	4,491	(19,607)
Net loss	$(1,598,365)	$(170,674)	$(1,769,039)
Basic and Diluted Earnings (loss) per Share
Continued Operations	$(0.03)		$(0.03)
Discontinued Operations	$–		$(0.00)
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	56,243,481		56,243,481
Discontinued Operations	56,243,481		56,243,481

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2021	December 31, 2020
Accounts payable	$189,207	$119,653
Accrued credit cards	29,093	28,548
Accrued income, payroll and other taxes	280,528	282,798
Accrued advertising	104,985	75,963
Accrued payroll	18,233	27,569
Accrued expenses other	82,542	82,542
Total	$704,588	$617,073

The Company is delinquent filing and paying income taxes. As of March 31, 2021 and December 31, 2020, the balance due for these taxes is $280,528 and $282,798, respectively, as shown in the table above.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2021 and December 31, 2020 is as following:

	March 31, 2021	December 31, 2020
Residential housing	$341,205	$341,205
Furniture, fixture and equipment	76,017	76,017

Total	417,222	417,222
Less: accumulated depreciation	(211,031)	(205,443)
Property and equipment, net	$206,191	$211,779

For the three months ended March 31, 2021 and 2020, depreciation expense was $392 and $319, respectively.

5.	LAND

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

The derivative liability as of March 31, 2021 and December 31, 2020, respectively, in the amounts of $3,076,328 and $2,903,663, have a level 3 classification.

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

The Company used the Black-Scholes Model to measure the fair value of the derivative liabilities as $3,076,328 and $2,903,663 on March 31, 2021 and December 31, 2020, respectively, and will subsequently remeasures the fair value at the end of each reporting period, and record the change of fair value in the condensed consolidated statement of operation during the corresponding period. Please refer to Note 2 for further explanation.

The following table provides a summary of changes in fair value of our Level 3 financial liabilities for the three months ended March 31, 2021:

Derivative Liability, December 31, 2020	$2,903,663
Day 1 Loss	438,321
Discount on derivatives	645,000
Derivatives settled	(1,024,373)
Mark to market adjustment	113,717
Derivative Liability, March 31, 2021	$3,076,328

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

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	For the Periods Ended
	March 31, 2021	December 31, 2020
Volatility	262.71%	204.5% - 1,005.9%
Risk-free interest rate	.09%	.09% - .18%
Expected term	.4 - .5	.33 – 2.5

11.	CAPITAL STOCK

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

12.	WARRANTS

The initial and ending valuation of the warrants accounted for as derivatives and marked to fair value, as of March 31, 2021 are as follows:

March 31, 2021
Initial Valuation	$6,135
Ending Value	$3,795

The table below set forth the assumptions for the Black-Scholes Model on each initial date and March 31, 2021:

March 31, 2021
Volatility	1,847% - 1,861%
Risk-free interest rate	1.60% - 1.83%
Expected term	0.5 – 7.0

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

In April 2019, the Company discontinued operating Red Rock Travel due to continuing operating losses.

Net liabilities of discontinued operations at March 31, 2021 are $2,711,302.

14.	COMMITMENTS AND CONTINGENCIES

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

15.	INCOME TAXES

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

16.	SUBSEQUENT EVENTS

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

17.	SEGMENT REPORTING

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

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from the sale of common stock, advances from shareholders, and loans in the form of debenture convertible notes and conventional notes payable. At March 31, 2021, we had $510,760 in cash and cash equivalents, total assets of $5,161,138 and total liabilities of $13,879,060. See footnote 2 for further discussion.

Net cash used in (provided by) operating activities was $208,951 and $(45,476) for the three months ended March 31, 2021 and 2020, respectively. The negative cash flows from operating activities during the periods were primarily attributable to the net losses of $1,749,432 and $4,298,331. These amounts were partially offset by amortization of debt discount of $454,958 and $246,185, respectively and change in derivative liability related to convertible notes of $552,039 and $3,738,099, respectively, and warrant amortization $260,443 and $0, respectively. The change in value of derivative liability is due primarily to a reduction in the stock price used in the Black-Scholes Option Pricing Model. See footnote 2 for further discussion.

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

Dated: February 17, 2022	CARDIFF LEXINGTON CORP.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Accounting Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

