Form 10-Q/A
period 2021-03-31
Cardiff Lexington Corp
filed 2022-02-18
CIK 811222

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on February 17, 2022.

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

Dated: February 18, 2022	CARDIFF LEXINGTON CORP.

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer and Principal Accounting Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

3