Form 10-Q
period 2021-06-30
Cardiff Lexington Corp
filed 2022-05-24
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 000-49709

Cardiff Lexington Corporation

(Name of registrant as specified in its charter)

Nevada	84-1044583
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

400 Las Olas Blvd., Fort Lauderdale, Florida, Unit 1400	33301
(Address of principal executive offices	(Zip Code)

844-628-2100

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 20, 2022, was 166,130,069.

FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORPORATION

For the Three and Six Months Ended June 30, 2021

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited) (RESTATED)
ASSETS
Current assets
Cash	$1,058,951	$279,311
Accounts receivable-net	545,718	16,377
Assets held for sale	43,607	–
Total current assets	1,648,276	295,688

Property and equipment, net of accumulated depreciation of $263,091 and $205,443	294,430	211,779
Land	603,000	603,000
Intangible assets, net	250,000	253,550
Goodwill	9,290,650	3,499,963
Other assets	30,834	13,600
Right of use assets	338,465	52,567
Total assets	$12,455,655	$4,930,147

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expense	$807,807	$617,073
Accrued expenses - related parties	2,646,057	2,196,222
Accrued interest	380,070	722,815
Operating lease liability	219,864	54,185
Due to director & officer	126,849	126,849
Deferred revenue	–	353,829
Line of credit	–	51,928
Preferred stock to be issued	–	222,000
Notes payable, current portion	758,287	947,912
Notes payable - related party	29,561	37,885
Convertible notes payable, net of debt discounts of $20,000 and $108,320, respectively	2,171,691	2,476,647
Net liabilities of discontinued operations	2,746,047	2,691,695
Derivative liability	3,418,904	2,903,663
Total current liabilities	13,305,137	13,402,703

Other Liabilities
Notes payable – net of current portion	432,772	399,778
Operating lease liability – net of current portion	133,457	–
Total liabilities	$13,871,366	$13,802,481

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30, 2021	December 31, 2020
	(Unaudited)	Audited (RESTATED)
Deficiency in shareholders' equity
Preferred stock
Preferred Stock Series B - 3,000,000 shares authorized, par value $.001, stated value $4.00, 1,884,078 and 1,743,279 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	$7,536,312	$6,973,116
Preferred Stock Series C- 500 shares authorized, par value $.001, stated value $4.00, 122 shares issued and outstanding at June 30, 2021 and December 31, 2020	488	488
Preferred Stock Series D- 800,000 shares authorized, par value $.001, stated value $4.00, 37,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	150,000	1,000,000
Preferred Stock Series E- 1,000,000 shares authorized, par value $.001, stated value $4.00, 150,750 shares issued and outstanding at June 30, 2021 and December 31, 2020	603,000	603,000
Preferred Stock Series F- 800,000 shares authorized, par value $.001, stated value $4.00, 175,045 shares issued and outstanding at June 30, 2021 and December 31, 2020	700,180	700,180
Preferred Stock Series F-1- 800,000 shares authorized, par value $.001, stated value $4.00, 35,752 shares issued and outstanding at June 30, 2021 and December 31, 2020	143,008	143,008
Preferred Stock Series G- 20,000,000 shares authorized, par value $.001, stated value $4.00, 325,244 shares issued and outstanding June 30, 2021 and December 31, 2020	1,300,976	1,300,976
Preferred Stock Series H- 4,859,379 shares authorized, par value $.001, stated value $4.00, 37,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	150,000	476,404
Preferred Stock Series I- 500,000,000 shares authorized, par value $.001, stated value $4.00, 194,885,000 and 195,010,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	779,540,000	780,040,000
Preferred Stock Series J- 10,000,000 shares authorized, par value $.001, stated value of $4.00, 894,834 and zero shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3,579,336	–
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at June 30, 2021 and December 31, 2020	8,201	8,201
Preferred Stock Series L- 100,000,000 shares authorized, par value $.001, stated value $4.00, 319,493 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,277,972	1,277,972
Preferred Stock Series N- 3,000,000 shares authorized, par value $.001, stated value of $4.00, 868,056 and zero shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3,472,224	–
Preferred Stock Series R- 5,000 shares authorized, par value $.001, stated value of $1,200, 165 shares issued and outstanding at June 30, 2021 and December 31, 2020	198,000	198,000
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 140,572,635 and 5,268,797 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	140,570	5,267
Treasury stock; at cost, 212,500 shares of series D preferred stock and 81,601 of series H preferred stock at June 30, 2021 and December 31, 2020, respectively,	(2,365,864)	(2,365,864)
Additional paid-in capital	(727,319,960)	(733,649,827)
Accumulated deficit	(70,530,154)	(65,583,255)
Total shareholders' deficit	(1,415,711)	(8,872,334))
Total liabilities and shareholders' deficit	$12,455,655	$4,930,147

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020 (RESTATED)	2021	2020 (RESTATED)
REVENUE
Rental income	$27,844	$40,615	$66,823	$78,827
Financial Services	1,505,450	952,896	2,398,397	1,875,410
Healthcare	649,574	–	649,574	–
Total revenue	2,182,868	993,511	3,114,794	1,954,237

COST OF SALES
Rental business	25,158	31,663	45,988	55,484
Financial Services	422,602	395,591	874,390	790,389
Healthcare	199,450	–	199,450	–
Total cost of sales	647,210	427,254	1,119,828	845,873

GROSS MARGIN	1,535,658	566,257	1,994,966	1,108,364

OPERATING EXPENSES
Depreciation expense	1,536	318	1,928	637
Transaction costs	2,777,778	–	2,777,778	–
Selling, general and administrative	1,112,977	692,772	1,947,740	1,468,793
Total operating expenses	3,892,291	693,090	4,727,446	1,469,430

LOSS FROM OPERATIONS	(2,356,633)	(126,833)	(2,732,480)	(361,066)

OTHER INCOME (EXPENSE)
Other income	5,826	(4,997)	28,682	(5,000)
Change in value of derivative liability	(580,575)	(1,108,329)	(1,132,614)	(4,342,460)
Transaction costs	–	–	–	–
Gain on forgiveness of debt	440,295	–	440,295	–
Gain on change of estimate	118,027	–	118,027	–
Interest expense & finance charge	(352,193)	(132,794)	(473,194)	(189,572)
Conversion cost penalty and reimbursement	(2,000)	–	(10,000)	(4,000)
Amortization of debt discounts	(315,863)	(209,745)	(1,031,264)	(455,930)
Total other income (expenses)	(686,483)	(1,455,865)	(2,060,068)	(4,996,962)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(3,043,116)	(1,582,698)	(4,792,548)	(5,358,028)

LOSS FROM DISCONTINUED OPERATIONS	(34,745)	(408,194)	(54,352)	(184,157)
GAIN FROM DISPOSAL OF DISCONTINUED OPERATIONS	–	216,013	–	216,013
	(34,745)	(192,181)	(54,352)	31,856

NET LOSS FOR THE PERIOD	$(3,077,861)	$(1,774,879)	$(4,846,900)	$(5,326,172)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.02)	$(3.19)	$(0.05)	$(38.43)
Discontinued operations	$(0.00)	$0.71	$(0.00)	$1.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	123,899,049	157,856	97,416,652	130,309

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIENCY) IN SHAREHOLDERS' EQUITY

FOR THE PERIOD ENDED JUNE 30, 2021 and 2020

	Preferred Stock Series A, I, K		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Stock, Series C and R
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2019	204,647,720	$780,008,201	120,630,787	$11,958,252	286	$198,484
Issuance of preferred stock for services	–	–	21,000	84,000	1	4
Issuance of common stock in exchange for preferred stock	(1,447,157)	(1,448)	–	–	–	–
Issuance of preferred stock in exchange for common stock	–	–	119,101	476,404	–	–
Distributions from an entity	–	–	–	–
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify derivative liabilities to Additional Paid in Capital Sale of subsidiary	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, June 30, 2020 (RESTATED)	203,200,563	$780,006,753	120,770,888	$12,518,656	287	$198,488

Balance, December 31, 2020	203,210,563	$780,048,201	2,824,563	$11,298,252	287	$198,488
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–
Issuance of Common Stock for preferred I shares	(125,000)	(500,000)	–		–	–
Reclassify warrant liabilities to additional paid in capital	–	–	–	–	–	–
Issuance of preferred stock series J	–	–	894,834	3,579,336	–	–
Issuance of preferred stock series N	–	–	868,056	3,472,224	–	–
Issuance of preferred stock series B	–	–	140,799	563,196	–	–
Issuance of common stock for services	–	–	–	–	–	–
Distribution of dividend	–	–	–	–	–	–
Issuance of warrant	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, June 30, 2021	203,085,563	$779,548,201	4,728,252	$18,913,008	287	$198,488

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIENCY) IN SHAREHOLDERS' EQUITY

FOR THE PERIOD ENDED JUNE 30, 2021 and 2020

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2019	–	$–	67,742	$68	$(736,333,200)	$(62,558,509)	$(6,726,704)
Issuance of preferred stock for services	–	–	–	–	(84,004)	–	–
Issuance of common stock in exchange for preferred stock	–	–	3,500	4	1,444	–	–
Issuance of preferred stock in exchange for common stock	–	–	(320)	(1)	(476,403)	–	–
Distributions from an entity	–	–	–	–	–	(187,850)	(187,850)
Conversion of convertible notes payable	–	–	231,491	231	171,043	–	171,274
Reclassify derivative liabilities to additional paid in capital	–	–	–	–	452,398	–	452,398
Sale of subsidiary	(81,601)	(665,864)	–	–	665,864	–	–
Net loss	–	–	–	–	–	(5,326,172)	(5,326,172)
Balance June 30, 2020 (RESTATED)	(81,601)	$(665,864)	302,413	$302	$(735,602,858)	$(68,072,531)	$(11,617,054)

Balance, December 31, 2020	(294,101)	$(2,365,864)	5,268,797	$5,267	$(732,473,423)	$(65,583,255)	$(8,872,334)
Conversion of convertible notes payable	–	–	84,028,411	84,028	735,682	–	819,710
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	1,262,373	–	1,262,373
Issuance of Common Stock for preferred I shares	–	–	50,000,000	50,000	450,000	–	–
Reclassify warrant liabilities to additional paid in capital	–	–	–	–	260,440	–	260,440
Issuance of preferred stock series J	–	–	–	–	–	–	3,579,336
Issuance of preferred stock series N	–	–	–	–	(347,222)	–	3,125,002
Issuance of preferred stock series B	–	–	–	–	–	–	563,196
Issuance of common stock for services	–	–	1,275,427	1,275	14,412	–	15,687
Distribution of dividend						(99,999)	(99,999)
Issuance of warrant	–	–	–	–	2,777,778	–	2,777,778
Net loss	–	–	–	–	–	(4,846,900)	(4,846,900)
Balance, June 30, 2021	(294,101)	$(2,365,864)	140,572,635	$140,570	$(727,319,960)	$(70,530,154)	$(1,415,711)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	2021	2020 (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the period	$(4,846,900)	$(5,326,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,820	11,571
Amortization of loan discount	1,031,264	455,930
Other noncash items, net	(548,323)	3,460
Change in value of derivative liability	1,132,614	4,342,460
Warrant issued for transaction costs	2,777,778	–

(Increase) decrease in:
Accounts receivable	123,793	14,592
Assets held for sale	(43,607)	–
Right of use – assets	(285,899)	18,405
Other assets	325,259	9,421

Increase (decrease) in:
Accounts payable & Accrued expense	(306,526)	125,266
Accrued officer’s compensation	–	(104,134)
Due (to) from related parties	449,835	5,942
Accrued interest	(342,745)	(86,867)
Right of use – liabilities	299,136	18,361
Capital stock to be issued	–	165,000
Deferred revenue	(353,830)	(19,469)
Net cash used in operating activities	(575,331)	(366,234)

Net cash provided by discontinued operations - operating activities	$54,352	$65,291

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture & equipment	$(3,407)	$–
Acquisition of Nova Ortho and Spine PLLC, net of cash acquired	(2,320,235)	–
Net cash used in investing activities	(2,323,642)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	444,500	220,500
Repayment of convertible notes payable	(15,362)	–
Proceeds from notes payable	–	24,549
Proceed from PPP loans	347,050	552,746
Dividend on preferred stock	(99,999)	(187,850)
Repayment of credit line	(51,928)	(500)
Issuance of preferred stock series N	3,000,000	–
Proceeds from issuance of common stock	–	–
Net cash provided by financing activities	3,624,261	609,445

NET INCREASE IN CASH	779,640	308,502

CASH, BEGINNING OF PERIOD	279,311	76,902

CASH, END OF PERIOD	$1,058,951	$385,404
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$47,062	$49,077
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$84,028	$171,043
Preferred stock issued for business acquisition	$3,579,336	$–
Preferred stock issued upon conversion of notes payable and accrued interest	$563,196	$–
Derivative liability settled upon conversion	$1,262,373	$453,697
Debt discount from derivative liabilities	$–	$294,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Legacy Card Company, LLC (“Legacy”) was formed as a Limited Liability Company on August 29, 2001. On April 18, 2005, Legacy converted from a California Limited Liability Company to a Nevada Corporation. On November 10, 2005, Legacy merged with Cardiff Lexington Corporation (“Cardiff Lexington”, the “Company”), a publicly held corporation. On April 13, 2021, Cardiff Lexington Corporation converted from a Florida Corporation to a Nevada Corporation.

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

Repicci’s Franchise Group, LLC (“Repicci’s Group”), acquired August 10, 2016; Sold June 1, 2020.

Platinum Tax Defenders, LLC (“Platinum Tax”), acquired July 31, 2018

JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), acquired May 8, 2019

Red Rock Travel Group, LLC (“Red Rock”), acquired July 31, 2018, discontinued May 31, 2019

Nova Ortho and Spine, PLLC (“Nova”), acquired May 31, 2021

Basis of Presentation and Principles of Consolidation

The accompanying June 30, 2021 interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

Change in Capital Structure

In the first quarter of 2020, the Company announced a reverse split of several of its Preferred Stock Classes effective December 31, 2019.

In May 2020, the Company affected a 10,000:1 reverse split of Common Stock effective March 31, 2020.

In the second quarter of 2021, the Company completed a change in domicile from a Florida corporation to a Nevada Corporation.

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

Accounts Receivable

Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible which was $0 and $21,870 as of June 30, 2021 and December 31, 2020, respectfully. As of June 30, 2021 and December 31, 2020, the Company had accounts receivable of $545,718 and $16,377, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business.

Property and Equipment

Property and equipment are carried at cost. Expenditures for renewals and betterments that extend the useful lives of property, equipment or leasehold improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method for financial reporting purposes based on the following estimated useful lives:

Classification	Useful Life
Equipment, furniture, and fixtures	5 - 7 years
Medical equipment	10 years
Leasehold improvements	10 years or lease term, if shorter

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During quarters ended June 30, 2021 and 2020, the Company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

The Company applies the following five-step model to determine revenue recognition:

•      Identification of a contract with a customer

•      Identification of the performance obligations in the contact

•      Determination of the transaction price

•      Allocation of the transaction price to the separate performance allocation

•      Recognition of revenue when performance obligations are satisfied

The Company only applies the five-step model when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses services promised within each contract and determines those that are performance obligations and assesses whether each promised service is distinct.

The Company’s financial services sector reports revenues as services are performed and it’s healthcare sector reports revenues at the time control of the services transfer to the customer and from providing licensed and/or certified orthopedic procedures. Our healthcare subsidiary does not have contract liabilities or deferred revenue as there are no amounts prepaid for services.

Established billing rates are not the same as actual amounts recovered for our healthcare subsidiary.  They generally do not reflect what the Company is ultimately paid and therefore are not reported in our condensed unaudited financial statements.  The Company is typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units (“RVU's”) and a suggested range of charges for each procedure which is then assigned a CPT code.

This fee is discounted to reflect the percentage paid to the Company “using a modifier” recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee.  The net revenue is recorded at the time the services are rendered.

Contract Fees (Non-PIP)

The Company has contract fees for amounts earned from its Non-Personal Injury Protection (“PIP”) related procedures, typically car accidents, and are collected on a contingency basis. These cases are sold to a factor, who bears the risk of economic benefit or loss. After selling patient cases to the factor, any additional funds collected by the Company are remitted to the factor.

Service Fees – Net (PIP)

The Company generates services fees from performing various procedures on the date the services are performed. These services primarily include slip and falls as well as smaller nominal Non-PIP services. Fees are collected primarily from third party insurance providers. These revenues are based on established insurance billing rates less allowances for contractual adjustments and uncollectible amounts. These contractual adjustments vary by insurance company and self-pay patients. The Company computes these contractual adjustments and collection allowances based on its historical collection experience.

Completing the paperwork for each case and preparing it for billing takes approximately ten business days after a procedure is performed. The majority of claims are then filed electronically except for those remaining insurance carriers requiring paper filing. An initial response is usually received within four weeks from electronic filing and up to six weeks from paper filing. Responses may be a payment, a denial, or a request for additional information.

Historical collection rates are estimated using the most current prior 12-month historical payment and collection percentages. The Company generally receives all of its collections within 12 months from the date of service. The Company accounts for chargebacks as they occur and records an estimate for expected chargebacks as they are received from insurance companies.

For the three and six months ended June 30, 2021 and 2020, respectively, the Company did not record any bad debt expense. Additionally, the Company has not recorded any estimate for expected chargebacks.

The Company’s contracts for both its contract and service fees each contain a single performance obligation (providing orthopedic services), as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct, as a result, the entire transaction price is allocated to this single performance obligation.

Accordingly, the Company recognizes revenues (net) when the patient receives orthopedic care services. Our patient service contracts generally have performance obligations which are satisfied at a point in time. The performance obligation is for onsite or off-site care provided. Patient service contracts are generally fixed-price, and the transaction price is in the contract. Revenue is recognized when obligations under the terms of the contract with our patients are satisfied; generally, at the time of patient care.

Financial Services Income

The Company generates revenue from providing tax resolution services to individuals and business owners that have federal and state tax liabilities by assisting its clients to settle outstanding tax debts. Additionally, services include back taxes, offer in compromise, audit representation, amending tax returns, tax preparation, wage garnishment relief, removal of bank levies and liens, and other financial challenges. The Company recognizes revenues for these services as services are performed.

Rental Income

The Company’s rent revenue is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section ASC 842, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. There are no contingent rentals included in income in the accompanying condensed consolidated statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the condensed consolidated statements of operations and changes in members’ equity. The Company recognized advertising and marketing expense of $352,354 and $627,336 for the three and six months ended June 30, 2021 and $296,292 and $563,692 for the three and six months ended June 30, 2020, respectively.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2021 and December 31, 2020.

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – June 30, 2021	$–	$–	$3,418,904	$3,418,904

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2020	$–	$–	$2,903,663	$2,903,663

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

For the periods ended June 30, 2021 and December 31, 2020, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of June 30, 2021, the Company has sustained recurring losses and accumulated a working capital deficit of approximately $12 million. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion accounting models. As a result, the Company’s convertible debt instruments will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. Management is still evaluating the impact of adoption of ASU 2020-06 and has not adopted ASU 2020-06 as of the filing of this June 30, 2021 Form 10-Q.

Changes to accounting principles are established by the FASB in the form of Accounting Standards Update (“ASU”) to the FASB's Codification. We consider the applicability and impact of all ASU's on our financial position, results of operations, shareholders’ deficit. cash flows, or presentation thereof.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments -- Credit Losses (Topic 326), Derivatives and hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning January 1, 2023, and early adoption is permitted.

Management does not expect that the adoption of this standard will have a material effect on the Company's financial statements.

Reclassifications

Certain accounts relating to the prior year have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the net income or net assets as previously reported.

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

The following table summarizes the impacts of the error corrections on the Company's financial statements for each of the periods presented below:

	Impact of correction of error
	As previously
June 30, 2020 (Unaudited)	reported	Adjustments	As restated

Total assets	$5,146,980	$–	$5,146,980

Derivative liability	6,936,309	903,272	7,839,581
Net, liabilities of discontinued operation	2,374,181	368,349	2,742,530
Other	6,016,924	–	6,016,924
Total liabilities	15,327,414	1,271,621	16,599,035

Accumulated deficit	(66,800,912)	(1,271,621)	(68,072,533)
Others	56,620,478	–	56,620,478
Total deficiency in shareholders' equity	$(10,180,434)	$(1,271,621)	$(11,452,055)

	Impact of correction of error
	As previously
December 31, 2020 (Audited)	reported	Adjustments	As restated

Total assets	$4,930,147	$–	$4,930,147

Derivative liability	2,405,358	498,305	2,903,663
Net, liabilities of discontinued operation	2,441,965	249,730	2,691,695
Other	8,207,123	–	8,207,123
Total liabilities	13,054,446	748,035	13,802,481

Accumulated deficit	(64,835,220)	(748,035)	(65,583,255)
Others	56,710,921	–	56,710,921
Total deficiency in shareholders' equity	$(8,124,299)	$(748,035)	$(8,872,334)

	Impact of correction of error - quarter
Quarter ended June 30, 2020 (Unaudited)	As previously reported	Adjustments	As restated
Loss from operations	$(126,833)	$–	$(126,833)
Change in value of derivative liability	(28,750)	(1,079,579)	(1,108,329)
Others	(347,536)	–	(347,536)
Other income (expense)	(376,286)	(1,079,579)	(1,455,865)
Net loss before discontinued operations	(503,119)	(1,079,579)	(1,582,698)
Loss from discontinued operations	(103,390)	(304,804)	(408,194)
Gain from disposal from discontinued operations	216,013	–	216,013
Income (loss) from discontinued operations	112,623	(304,804)	(192,181)
Net loss	(390,496)	(1,384,383)	(1,774,879)
Deemed dividend on preferred stock	–	–	–
Net loss attributable to common stockholders	(390,496)	(1,384,383)	(1,774,879)
Basic Earnings (loss) per Share
Continued Operations	(3.19)		(10.03)
Discontinued Operations	0.71		(1.22)
Diluted Earnings (loss) per Share
Continued Operations	(3.19)		(10.03)
Discontinued Operations	0.71		(1.22)
Weighted Average Shares Outstanding -
Basic Earnings (loss) per Share
Continued Operations	157,856		157,856
Discontinued Operations	157,856		157,856
Weighted Average Shares Outstanding -
Diluted Earnings (loss) per Share
Continued Operations
Discontinued Operations

	Impact of correction of error - year to date
	As
Six months ended June 30, 2020	previously
(Unaudited)	reported	Adjustments	As restated
Loss from operations	$(361,066)	$–	$(361,066)
Change in value of derivative liability	(3,992,316)	(350,144)	(4,342,460)
Others	(654,502)	–	(654,502)
Other income (expense)	(4,646,818)	(350,144)	(4,996,962)
Net loss before discontinued operations	(5,007,884)	(350,144)	(5,358,028)
Loss from discontinued operations	(78,956)	(105,201)	(184,157)
Gain from disposal from discontinued operations	216,013		216,013
Income (loss) from discontinued operations	137,057	(105,201)	31,856
Net loss	(4,870,827)	(455,345)	(5,326,172)
Deemed dividend on preferred stock	–	(1,605,266)	(1,605,266)
Net loss attributable to common stockholders	(4,870,827)	(2,060,611)	(6,931,438)
Basic Earnings (loss) per Share
Continued Operations	(38.43)		(53.44)
Discontinued Operations	1.05		0.24
Diluted Earnings (loss) per Share
Continued Operations	(38.43)		(53.44)
Discontinued Operations	0.00		0.00
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	130,309		130,309
Discontinued Operations	130,309		130,309
Weighted Average Shares Outstanding - Diluted Earnings (loss) per Share
Continued Operations	130,309		130,309
Discontinued Operations	6,391,483,108		6,391,483,108

3.	ACQUISITIONS

Nova Ortho and Spine, PLLC

On May 31, 2021 the Company completed the acquisition of Nova Ortho and Spine PLLC. Sellers received a cash payment in the amount of $2,500,000 and were issued 894,834 shares of Series J Preferred Stock of the Company with a par value of $0.001 and a stated value of $4.00 with an aggregate stated value equal to $3,579,334 for a total transaction of $6,079,334. The Preferred J stock rights and privileges include voting rights, a conversion ratio of 1:2:00. The Preferred J shares have a lock-up/leak-out limiting the sale of stock for 6 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Stock Purchase Agreement. The parties further agreed to performance based contingent supplement payment to Sellers in 2022 should one year from the closing date the Company’s trailing twelve months minimum Pre-Tax Net Income exceed $1,979,320, the “Milestone”, which in that event would cause the issuance to Sellers of 818,750 additional shares of Preferred J Stock, with an aggregate stated value equal to Three Million Two Hundred Seventy-Five Thousand Dollars ($3,275,000). The preliminary purchase price allocation of the net assets acquired is as follows:

Nova Ortho and Spine, PLLC
Cash	$177,977
Accounts receivable	653,134
Property and equipment	136,750
Accumulated Depreciation	(44,686)
Other assets	342,493
Goodwill	5,790,687
Liabilities	(977,021)

Total	$6,079,334

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
Residential housing	$344,755	$341,205
Medical equipment	96,532	–
Computer Equipment	9,188	–
Furniture, fixture and equipment	91,096	76,017
Leasehold Improvement	15,950	–

Total	557,521	417,222
Less: accumulated depreciation	(263,091)	(205,443)
Property and equipment, net	$294,430	$211,779

For the three and six months ended June 30, 2021, depreciation expense was $7,374 and $12,820, respectively. And for the three and six months ended June 30, 2020, depreciation expense was $5,764 and $11,571, respectively. Of this, depreciation expense recorded as cost of sales for the three and six months ended June 30, 2021 was $5,446 and $10,892 and depreciation expense recorded in cost of sales for the three and six months ended June 30, 2020 was $5,488 and $10,934, respectively.

5.	LAND

As of June 30, 2021 and December 31, 2020, the Company had land of $603,000 located in Salmon, Idaho with area of approximately 30 acres, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into a residential community.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2021	December 31, 2020
Accounts payable	$82,963	$119,653
Accrued previously factored receivables	260,783	–
Accrued credit cards	11,053	28,548
Accrued income and taxes	149,507	282,798
Accrued advertising	94,667	75,963
Accrued payroll wages	32,544	27,569
Accrued professional fees	65,532	27,727
Accrued expenses other	110,758	54,815
Total	$807,807	$617,073

The Company is delinquent paying certain income and property taxes. As of June 30, 2021 and December 31, 2020 the balance for these taxes, penalties and interest is $149,507 and $282,798.

7.	LINE OF CREDIT

At June 30, 2021 and December 31, 2020, the Company had a revolving line of credit with a financial institution for $92,500 which accrues interest at prime (3.25% at June 30, 2021 and December 31, 2020) plus 3.45%, for a total rate of 6.70%. As of June 30, 2021 and December 31, 2020, the Company had balance of $0 and $51,927, respectively.

8.	RELATED PARTY TRANSACTIONS

On February 11, 2021, the Chairman of the Board and the CEO each converted 62,500 Preferred Series I shares into 25,000,000 restricted common shares for a total of 125,000 Preferred Series I shares into 50,000,000 restricted common shares.

The Company assumed notes payable from previous owners of which are currently managers of certain subsidiaries related to the acquisition of Key Tax on May 8, 2019. The notes are due on demand and do not bear interest. The balance of these notes are $27,675 and $35,164 at June 30, 2021 and December 31, 2020.

From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of June 30, 2021 and December 31, 2020 were $1,886 and $2,721 respectively.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive granted in 2020 to the Chief Executive Officer based on his employment agreement since July 1, 2020 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chief Executive Officer $300,000 per year. The total outstanding accrued compensation as of June 30, 2021 and December 31, 2020 were $1,110,000 and $1,020,000, respectively.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive to the Chairman of the Board based on his employment agreement since July 1, 2020 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chairman of the Board $300,000 per year. The total outstanding accrued compensation as of June 30, 2021 and December 31, 2020 were $1,095,000 and $1,035,000, respectively.

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. The total outstanding accrued compensation as of June 30, 2021 and December 31, 2020 was $315,000 and $120,000, respectively.

The Company agreed to pay $156,000 per year to the Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of June 30, 2021 and December 31, 2020 was $17,057.

The Company entered into a Management Agreement effective May 31st, 2021 for compensation to the Principals of the Company’s Nova Ortho and Spine subsidiary in the form of an annual base salaries of $372,000 to one of the 3 doctors, $450,000 to the second, and $372,000 to the third doctor.

Collectively, as a group, Principals will receive an annual cash bonus and stock equity set forth below (the “Annual Bonus”). The Annual Bonus will be conditioned upon the Company achieving 100% of the annual objectives of financial performance goals as set forth below.

Year	Minimum Annual Nova EBITDA	Cash Annual Bonus	Series J Preferred Stock
2021	$2.0M	$120,000	120,000 Shares
2022	$2.4M	$150,000	135,000 Shares
2023	$3.7M	$210,000	150,000 Shares
2024	$5.5M	$300,000	180,000 Shares
2025	$8.0M	$420,000	210,000 Shares

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of June 30, 2021 and December 31, 2020, the Company owed the Chairman $126,849.

9.	NOTES AND LOANS PAYABLE

Notes payable at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
Notes and Loans Payable - Unrelated parties	$1,191,059	$1,347,690
Notes and Loans Payable - Related party	29,561	37,885
Total	1,220,620	1,385,575
Less current portion	787,848	985,797
Long-term portion	$432,772	$399,778

Long-term debt matures as follows:

Amount
2022	$787,848
2023	134,515
2024	29,094
2025	9,969
2026	9,969
Thereafter	249,225
Total	$1,220,620

Notes and Loans Payable – Related Party

The Company assumed notes payable from the previous owners of which are currently managers of Key Tax related to the acquisition of Key Tax on May 8, 2019. The notes are due on demand and do not bear interest. The balance of these notes are $22,347 and $37,885 at June 30, 2021 and December 31, 2020. From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of June 30, 2021 and December 31, 2020 were $1,886 and $2,721 respectively.

Loans and Notes Payable – Unrelated Parties

On March 12, 2009, the Company entered into a preferred debenture agreement for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. No warrants had been exercised before the expiration. The balance of the note was $10,989 at June 30, 2021 and December 31, 2020. The accrued interest of the note was $4,245 and $3,591 at June 30, 2021 and December 31, 2020, respectively.

On September 7, 2011, the Company entered into a Promissory Note agreement for $50,000. The note bore interest at 8% per year and matured on September 7, 2016. Effective March 29, 2021, the principal balance of $50,000 and accrued interest of $37,282 were converted into shares of preferred stock. This note was converted to preferred stock in the first quarter. See footnote 10, Capital Stock. The balance of the note was -0- at June 30, 2021 and $50,000 December 31, 2020. The accrued interest of the note was -0- and $37,282 at June 30, 2021 and December 31, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement for $50,000. The note bore interest at 8% per year and matured on November 17, 2016. Effective March 29, 2021, the principal balance of $50,000 and accrued interest of $36,505 were converted into shares of preferred stock. This note was converted to preferred stock in the first quarter. See footnote 10, Capital Stock. The balance of the note was -0- at June 30, 2021 and $50,000 December 31, 2020. The accrued interest of the note was -0- and $55,500 June 30, 2021 and December 31, 2020, respectively.

On March 11, 2009, the Company entered into a Promissory Note agreement for $15,000. The note bore interest at 12% per year and matured on April 29, 2014. Effective March 29, 2021, the principal balance of $15,000 and accrued interest of $19,465 were converted into shares of preferred stock. This note was converted to preferred stock in the first quarter. See footnote 10, Capital Stock. The balance of the note was -0- at June 30, 2021 and $15,000 at December 31, 2020. The accrued interest of the note was -0- and $1,800 at June 30, 2021 and December 31, 2020, respectively.

On September 9, 2019, the Company obtained a promissory note for $410,000 at 10% interest and matured on September 9, 2020. On November 10, 2020, the Company entered into an extension on the note until December 31, 2020. The balance of the note, was $432,266 at June 30, 2021 and $410,000 at and December 31, 2020, respectively. The accrued interest of the note was $74,137 and $53,805 at June 30, 2021 and December 31, 2020, respectively.

The Company obtained short-term loans from unsecured sources. These short-term loans are due on demand and accrue interest at 18%. These short-term loans were $81,684 and $119,129 at June 30, 2021 and December 31, 2020, respectively. The accrued interest of these short-term loans was $14,569 and $29,544 at June 30, 2021 and December 31, 2020, respectively.

Paycheck Protection Program (“PPP”) Loans

On April 14, 2020, the Company obtained a PPP loan for $127,400 at an interest rate of 1% with a maturity date of April 14, 2022. This loan has been forgiven as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and was recognized as a gain from forgiveness of debt in the amount of $128,698 recorded in other income and expenses in the condensed consolidated statement of operations. The principal and accrued interest at June 30, 2021 was zero and the principal and accrued interest at December 31, 2020 was $127,400 and $923 respectively.

On May 8, 2020, the Company obtained a PPP loan for $257,500 at an interest rate of 1% with a maturity date of May 8, 2022. This loan has been forgiven as part of the CARES Act and was recognized as a gain from forgiveness of debt in the amount of $260,131 recorded in other income and expenses in the condensed consolidated statement of operations. The principal and accrued interest at June 30, 2021 was zero and the principal and accrued interest at December 31, 2020 was $257,500 and $3,531 respectively.

On February 19, 2021, the Company obtained a PPP loan of $229,500 at an interest rate of 1% with a maturity date of February 19, 2023. This loan has not been forgiven as part of the CARES Act. The principal balance and accrued interest at June 30, 2021 was $229,500 and $824, respectively. This note was forgiven subsequent to June 30, 2021.

On February 23, 2021, the Company obtained a PPP loan of $117,550 at an interest rate of 1% with a maturity date of February 23, 2023. This loan has not been forgiven as part of the CARES Act. The principal balance and accrued interest at June 30, 2021 was $117,550 and $2,045, respectively. This note was forgiven subsequent to June 30, 2021.

Small Business Administration (“SBA”) Loans

On June 2, 2020, The Company obtained an SBA loan of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at June 30, 2021 was $149,900 and $6,137, respectively, and principal and accrued interest at December 31, 2020 was $149,900 and $3,310, respectively.

On October 7, 2020, the Company obtained an SBA loan of $150,000 at an interest rate of 3.75% with a maturity date of October 7, 2050. The principal balance and accrued interest at June 30, 2021 was $149,900 and $1,415, respectively, and principal and accrued interest at December 31, 2020 was $149,900 and $1,239 respectively.

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

As of June 30, 2021 and December 31, 2020, the Company had convertible debt outstanding of $2,191,691 and $2,584,967. During the six month period ending June 30, 2021, the Company had proceeds of $444,500 from convertible notes and repaid $15,362 to convertible noteholders. There are debt discounts associated with the convertible debt of $20,000 and $108,320 as of June 30, 2021 and December 31, 2020, respectively. For the six months ending June 30, 2021 and 2020, the Company recorded amortization of debt discounts of $1,031,264 and $455,930, respectively. The Company recorded amortization of debt discounts of $315,863 and $209,745 during the three months ending June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021, the Company converted $822,705 of convertible debt principal, $359,613 in accrued interest and $10,000 in penalties and fees into 84,028,411 shares of the company’s Common Stock. During the six months ended June 30, 2020, the Company converted $112,887 of convertible debt, $61,804 in accrued interest and $7,000 penalties and fees into 231,491 shares (post reverse split of 10,000:1) of the company’s Common Stock and reclassified a $15,000 convertible note to conventional notes payable. In addition to the conversions of convertible debt into common stock, the Company converted convertible debt principal of $150,000 and accrued interest of $225,800 into 140,799 shares of preferred series B stock. The series B stock has a par value of $.001 and at stated value of $4.00 per share.

Convertible notes at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
Convertible notes payable - unrelated party	$2,191,691	$2,584,967
Discounts on convertible notes payable	(20,000)	(108,320)
Total convertible debt less debt discount	2,171,691	2,476,647
Current portion	2,171,691	2,476,647
Long-term portion	$–	$–

The following is a schedule of convertible notes payable from December 31, 2020 to June 30, 2021.

Note #	Issuance	Maturity	Principal Balance 12/31/20	New Loan	Cash Paydown	Principal Conversions	Shares Issued Upon Conversion	Principal Balance 6/30/21	Accrued Interest on Convertible Debt at 12/31/20	Interest Expense On Convertible Debt For the Period Ended 6/30/21	Accrued Interest on Convertible Debt at 6/30/21	Unamortized Debt Discount At 6/30/21
1	8/21/2008	8/21/2009	$150,000	$–	$–	$(150,000)	140,799	$–	$222,608	$–	$–	$–
7	2/9/2016	On demand	8,485	–	–	–	–	8,485	4,109	841	4,950	–
7-1	10/28/2016	10/28/2017	25,000	–	–	–	–	25,000	15,321	2,479	17,800	–
9	9/12/2016	9/12/2017	80,000	–	–	(29,920)	17,278,267	50,080	74,039	-	58,263	–
10	1/24/2017	1/24/2018	55,000	–	–	(42,354)	4,714,626	12,646	29,736	2,294	29,736	–
11-2	3/16/2017	3/16/2018	21,345	–	–	(4,000)	–	17,345	10,853	1,720	6,200	–
13-2	7/24/2018	1/24/2019	43,961	–	–	–	–	43,961	26,200	3,924	30,124	–
22	7/10/2018	1/10/2021	838,433	–	(15,071)	–	–	823,071	75,040	–	-	–
22-1	2/20/2019	1/10/2021	61,704	–	–	–	–	61,704	13,754	7,324	21,078	–
22-3	4/10/2019	1/10/2021	56,095	–	–	–	–	56,095	11,877	6,658	18,535	–
25	8/13/2018	2/13/2019	118,292	–	–	(118,292)	17,823,255	–	5,788	4,169	–	–
26	8/10/2017	1/27/2018	20,000	–	–	–	–	20,000	7,533	1,484	9,017	–
29-1	11/8/2019	11/8/2020	101,374	–	–	(101,374)	13,561,809	–	19	3,683	–	–
29-2	11/8/2019	11/8/2020	62,367	–	–	(25,763)	–	36,604	14,968	5,593	7,792	–
31	8/28/2019	8/28/2020	61,839	–	–	(61,830)	5,247,042	–	14,059	1,447	–	–
32	5/22/2019	5/22/2020	25,000	–	–	–	–	25,000	7,291	2,473	9,764	–
33	2/11/2020	2/11/2021	153,672	–	–	(154,172)	15,522,516	–	8,214	1,277	–	–
34	5/18/2020	5/18/2021	50,200	–	–	(50,000)	4,121,766	–	1,876	233	–	–
35	8/24/2020	8/24/2021	85,000	–	–	(85,000)	5,759,130	–	1,811	812	–	–
36-1	9/3/2020	1/3/2021	127,200	–	–	–	–	122,400	3,934	10,896	14,830	–
36-2	11/3/2020	3/3/2021	120,000	–	–	–	–	122,400	1,934	10,896	12,830	–
36-3	12/29/2020	4/29/2021	120,000	–	–	–	–	122,400	98	10,896	10,994	–
36-4	5/5/2020	9/5/2021	–	187,500	–	–	–	187,500	–	5,164	5,164	20,000
37-1	9/3/2020	6/30/2021	67,000	–	–	–	–	67,000	2,197	3,313	5,510	–
37-2	11/2/2020	8/31/2021	66,500	–	–	–	–	66,500	1,090	3,289	4,379	–
37-3	12/29/2020	9/30/2021	66,500	–	–	–	–	66,500	55	3,289	3,343	–
38	2/9/2021	2/9/2022	–	103,500	–	–	–	103,500	–	2,392	2,392	–
39	5/10/2021	5/10/2022	–	153,500	–	–	–	153,500	–	1,283	1,283	–

			$2,584,967	$444,500	$(15,071)	$(822,705)	84,169,210	$2,191,691	$554,404	$97,828	$273,983	$20,000

11.	FAIR VALUE MEASUREMENT

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

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, A three level hierarchy is applied to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements).

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

As of June 30, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

The derivative liabilities as of June 30, 2021 and December 31, 2020 have a level 3 classification.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuation. During the three months ended June 30, 2021, the Company’s stock price decreased from its initial valuation and thus, the derivative liability also decreased. Although, this decrease is offset by an increase in derivative liabilities from new convertible notes that an embedded derivative liability. Generally, as the stock price decreases for each of the related convertible notes that have an embedded derivative liability, the value of the derivative liability decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s convertible notes with an embedded derivative liability.

The Company used the Black-Scholes Model to measure the fair value of the derivative liabilities as $3,443,485 and $2,903,663 on June 30, 2021 and December 31, 2020, respectively, and will subsequently remeasures the fair value at the end of each reporting period, and record the change of fair value in the condensed consolidated statement of operation during the corresponding period.

The following table provides a summary of changes in fair value of our Level 3 financial liabilities for the six months ended June 30, 2021:

Derivative Liability, December 31, 2020	$2,903,663
Discount on derivatives	645,000
Derivatives settled	(1,262,372)
Mark to market adjustment	1,132,614
Derivative Liability, June 30, 2021	$3,418,904

The above table also includes derivative liabilities related to warrants to purchase common stock of $5.00 at June 30, 2021. The net loss for the period includes mark-to-market adjustments relating to the liabilities held during the six months ended June 30, 2021 in the amounts of $1,132,614.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Black-Scholes Option Pricing Model using the following assumptions:

For the Periods Ended
	June 30, 2021	December 31, 2020
Volatility	81.41 - 757.29%	204.5% - 1,005.9%
Risk-free interest rate	0.46% - 0.5%	0.099% - 0.18%
Expected term	.34 – 3.5	.33 – 2.5

12.	CAPITAL STOCK

Preferred Stock

As part of the Nova Ortho acquisition, the Company issued 894,834 shares of preferred stock series J with par value $.001 and a stated value of $4.00, for $3,579,334.

And also as part of the Nova Ortho acquisition, the Company issued 868,056 shares of preferred stock series N with par value $.001 and a stated value of $4.00, for $3,000,000 including a discount of $472,224 which was recorded as a reduction to APIC.

Effective March 29, 2021, $265,000 in principle from convertible debt and conventional debt and $298,195 in accrued interest was converted into 140,799 shares of preferred stock series B with a $4.00 stated value per share. This has been reflected in the statement of deficiency in shareholders’ equity.

On February 11, 2021 the Chairman of the Board and the CEO and each converted 62,500 Preferred Series I shares into 25,000,000 restricted common shares for a total of 125,000 Preferred Series I shares into 50,000,000 restricted common shares.

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

Common Stock

During the six months ended June 30, 2021, 84,028,411 shares of common stock were issued upon conversion of certain convertible notes payable and 1,275,427 shares of common stock were issued for services.

On February 11, 2021 the Chairman of the Board and the CEO and each converted 62,500 Preferred Series I shares into 25,000,000 restricted common shares for a total of 125,000 Preferred Series I shares into 50,000,000 restricted common shares.

13.	WARRANTS

The initial and ending valuation of the warrants accounted for as derivatives and marked to fair value, as of June 30, 2021 are as follows:

June 30, 2021
Initial Valuation	$3,795
Ending Value	$4.80

The table below set forth the assumptions for the Black-Scholes Model on each initial date and June 30, 2021:

June 30, 2021
Volatility	757.29%
Risk-free interest rate	1.12%
Expected term	5

The following tables summarize all warrant outstanding as of June 30, 2021, and the related changes during this period. The warrants expire eight years from grant date, which as of June 30, 2021 is 5.0 years. The intrinsic value of the warrants as of June 30, 2021 was $5.00.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2020	14,274,477	$0.105
Granted	231,481,466	0.015
Exercised	–	–
Expired	(1,335,000)	(0.030)
Balance at June 30, 2021	244,420,943	0.0195
Warrants Exercisable at June 30, 2021	244,420,943	$0.020

14.	DISCONTINUED OPERATIONS

Management has decided to divest from the food services sector due primarily to a shift in strategy to focus time and resources on opportunities in the financial services sector to build upon its tax subsidiaries with related debt, credit, billing, real estate and healthcare. The Company’s restaurant franchise operations have been hard hit by the economic pressure of the COVID-19 pandemic and the subsequent directives and responses to this crisis taken by federal, state, and local governments. In light of current circumstances arising from the COVID-19 pandemic, the Company, as a public reporting company, must evaluate what the Company should and are obligated to do in order to protect shareholders from the negative effects of this pandemic.

As a result, management entered into agreements with the existing managers who were the original owners of Romeo’s NY Pizza (“Romeo’s”) and Repicci’s Franchise Group (“Repicci’s”) to buyback the subsidiaries previously purchased by Cardiff Lexington Corporation

The Company and the Repicci’s manager have entered into a Resignation, Release & Buyback Agreement and a Resignation, Release & Buyback Agreement Addendum (“Repicci’s Agreements”) which was effective June 1, 2020. Pursuant to the Repicci’s Agreement, the Repicci’s manager resigned employment from the Company effective June 1, 2020 and has purchased the Repicci’s subsidiary in exchange for returning 81,601 Preferred Shares Series H stock (“Preferred H”) which is held by the Company as treasury stock. The Repicci’s manager retained 37,500 shares of Preferred H shares subject to the terms of the Repicci’s Agreements. There was a gain on disposal in the amount of $216,013 in June 2020 which represented net assets and liabilities at the time of sale back.

The Company and the Romeo’s manager have entered into a Resignation, Release & Buyback Agreement and a Resignation, Release & Buyback Agreement Addendum (“Romeo Agreements”) which is effective July 1, 2020. Pursuant to the Romeo Agreement, Romeo’s manager resigned employment from the Company effective July 1, 2020 and has purchased back the Romeo’s subsidiary in exchange for returning 212,500 Preferred Shares Series D stock (“Preferred D”). The Romeo’s manager will retain 37,500 shares of Preferred D shares subject to the terms of the Romeo Agreements. There was a loss on disposal in the amount of $21,140 in July 2020 which represented net assets and liabilities at the time of sale back.

In April 2019, the Company discontinued operating Red Rock Travel due to continuing operating losses.

	June 30, 2021	December 31, 2020
Net liabilities of discontinued operations
Accounts payable and accrued expenses	$1,868,367	$1,869,961
Accrued interest	201,037	165,065
Convertible debt	240,000	240,000
Derivative liability	436,643	416,669
Net liabilities of discontinued operations	$2,746,047	$2,691,695

	Three Months Ended June,		Six Months Ended June,
	2021	2020	2021	2020
Loss from discontinued operations
Interest expense	$17,189	$17,189	$34,378	$34,378
Change in derivative liability	17,367	391,005	19,974	149,779
Loss from discontinued operations	$34,556	$408,194	$54,352	$184,157

15.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis quarterly and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Since the date of our last quarterly assessment, we have not identified any changes in circumstances that would indicate the carrying value of goodwill is not recoverable.

Allocation of Goodwill to Reporting Segments

The following table shows our goodwill balances by reportable segment:

	Affordable Housing Rentals	Financial Services	Healthcare	Total

Gross carrying value at December 31, 2020	$–	$3,499,963	$–	$3,499,963
Accumulated impairment	–	–	–	–
Carrying value at December 31, 2020	–	3,499,963	–	3,499,963
Acquisition	–	–	5,790,687	5,790,687
Accumulated impairment	–	–	–	–
Carrying value at June 30, 2021	$–	$3,499,963	$5,790,687	$9,290,650

16.	COMMITMENTS AND CONTINGENCIES

Leases

ASC 842, “Leases”, requires that a lessee recognize the assets and liabilities that arise from operating leases, A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transaction, lessees and lessors are required to recognize and measure leases at either the effective date (the “effective date method”) or the beginning of the earliest period presented (the “comparative method”) using a modified retrospective approach. Under the effective date method, the Company’s comparative period reporting is unchanged. In contrast, under the comparative method, the Company’s date of initial application is the beginning of the earliest comparative period presented, and the Topic 842 transition guidance is then applied to all comparative periods presented. Further, under either transition method, the standard includes certain practical expedients intended to ease the burden of adoption. The Company adopted ASC 842, January 1, 2020, using the effective date method and elected certain practical expedients allowing the Company not to reassess:

•	whether expired or existing contracts contain leases under the new definition of a lease;
•	lease classification for expired or existing leases; and
•	whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

The Company also made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company recorded operating lease expense of $19,528 and $23,431 for the three months ended June 30, 2021 and 2020, respectively, and operating lease expense of $36,781 and $42,387 for the six months ended June 30, 2021 and 2020, respectively.

The Company has property leases with future commitments as follows:

Amount
2022	$224,485
2023	77,994
2024	35,282
2025	22,215
2026	11,108
Total	$371,084

Employees

We have an employment agreement effective July 15, 2020 to December 31, 2025 with the Chairman of the Board, Mr. Thompson. with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement. We provide for compensation of $30,000 per month along with additional incentives.

We have an employment agreement effective July 15, 2020 to December 31, 2025 with the Chief Executive Officer, Mr. Cunningham with automatic extension for additional successive one (1) year renewals terms unless terminated as defined the agreement. We provide for compensation of $30,000 per month.

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. The total outstanding accrued compensation as of June 30, 2021 and December 31, 2020 were $30,000 and $120,000, respectively to be paid in common shares.

We have an employment agreement with subsidiary managers, effective May 31, 2019 with a term of 5 years, whereby we provide for compensation of $17,333 per month along with a bonus incentive if financial performance measures are met.

In April 2021, the Company’s previous Chief Financial Officer was terminated and replaced and the new Chief Financial Officer is provided for compensation of $13,000 per month along with a bonus of preferred share and stock options.

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

17.	INCOME TAXES

At June 30, 2021 the Company had federal and state net operating loss carry forwards of approximately $18,000,000 that expire over various years through the year 2038.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

18.	SUBSEQUENT EVENTS

General Matters

August 6, 2021, a Board Resolution was executed to terminate one of the two employees of Edgeview Properties for fraud, deceit, larceny, and thievery for selling property belonging to the Company and personally taking the $162,598 in proceeds. The Company hired counsel to terminate the employee and handle all legal matters for return of monies and criminal prosecution.

August 27, 2021 – the Board of Directors adopted a Plan of Domestication which changes corporate domicile to Nevada.

December 7, 2021 – The Company executed a Buyback Agreement finalizing the sale of JM Enterprises1, Inc., acquired May 8, 2019, back to the original sellers.

February 17, 2022 - The Company concluded that the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K (the “2020 10-K”) and the Company’s unaudited condensed consolidated financial statements for the three months ended and year-to-date period ended March 31, 2021 (the “2021 Q-1 10-Q”) (the periods covered by the 2020 10-K and the 2021 Q-1 10-Q being referred to herein as the “Affected Periods”) should no longer be relied upon. As a result, the Company restated the financial statements for the Affected Periods. The restatement primarily relates to the accounting for (1) the valuation of embedded derivative liabilities in certain matured convertible notes and (2) the accounting treatment for changes in certain rights and privileges with respect to certain classes of preferred stock on January 10, 2020.

Subsequent to June 30, 2021, Paycheck Protection Program Loans totaling $347,050 have been forgiven.

Stock Issuances:

In the third quarter of 2021, the Company issued 25,205,830 shares of common stock in connection with conversion of convertible debt.

July 22, 2021 - the Company issued 61,000 preferred shares for services rendered.

August 2, 2021 - the Company issued 5,640,000 shares of common stock in connection with conversion of convertible debt.

August 12, 2021 - the Company issued 7,181,818 shares of common stock in connection with conversion of convertible debt.

September 10, 2021- the Company issued 7,220,935 shares of common stock in connection with conversion of convertible debt.

October 12, 2021 - the Company issued 5,163,077 shares of common stock in connection with conversion of convertible debt.

November 9, 2021 - the Company issued 351,604 shares of common stock in connection with a service agreement.

December 28, 2021 – 180,000,000 shares were surrendered back to the treasury.

December 29, 2021 - the Company issued 1,275,427 shares of common stock in connection with a service agreement.

March 31, 2022 – 1,275,427 preferred shares were returned to treasury.

April 28, 2022 – 37,500 preferred shares were issued in exchange for 37,500 preferred shares of a different class of preferred. Same Rights & Privileges.

19.	SEGMENT REPORTING

The Company has three reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

(1)	Affordable Housing (We Three) and

(2)	Financial Resolution Services (Platinum Tax and Key Tax)
(3)	Healthcare (Nova Ortho and Spine)

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

Nova Ortho and Spine is a group of doctors that provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves.

Management uses numerous tools and methods to evaluate and measure of it’s subsidiaries success. To help succeed, management retains the prior owners of the subsidiaries and allow them to do what they do best is run the business. Additionally, management monitors key metrics primarily revenues and net income from operations.

	As of June 30, 2021	As of December 31, 2020
Assets:
Affordable Housing Rentals	$247,105	$258,813
Financial Services	4,659,386	4,369,195
Healthcare	6,946,164	–
Others	603,000	302,139
Consolidated assets	$12,455,655	$4,930,147

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Revenues:
Affordable Housing Rentals	$27,844	$40,615
Financial Services	1,505,450	952,896
Healthcare	649,574	–
Total revenues	$2,182,868	$993,511

Cost of Sales:
Affordable Housing Rentals	$25,158	$31,663
Financial Services	422,602	395,591
Healthcare	199,450	–
Total cost of sales	$647,210	$427,254

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(10,344)	$(3,348)
Financial Services	470,311	99,943
Healthcare	404,279	–
Total Income (Loss) from operations from subsidiaries	$864,246	$96,595

Loss From Operations from Cardiff Lexington	$(3,220,879)	$(223,428)
Total loss from operations	$(2,356,633)	$(126,833)

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Revenues:
Affordable Housing Rentals	$66,823	$78,827
Financial Services	2,398,397	1,875,410
Healthcare	649,574	–
Total revenues	$3,114,794	$1,954,237

Cost of Sales:
Affordable Housing Rentals	$45,988	$55,484
Financial Services	874,390	790,389
Healthcare	199,450	–
Total cost of sales	$1,119,828	$845,873

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(11,708)	$(3,348)
Financial Services	388,476	99,943
Healthcare	404,279	–
Total Income (Loss) from operations from subsidiaries	$781,047	$96,595

Loss From Operations from Cardiff Lexington	$(3,513,527)	$(457,661)
Total loss from operations	$(2,732,480)	$(361,066)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements including the related notes, and the other financial information included in this report. For ease of reference, “the Company”, ‘Cardiff”, “we,” “us” or “our” refers to Cardiff Lexington Corporation, unless otherwise stated.

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

Overview

Cardiff Lexington Corporation is a holding company with no stand-alone operations and no material assets other than its ownership interest in its subsidiaries. All of the Company's operations are conducted through, and its income derived from, its various subsidiaries, which are organized and operated according to the laws of their jurisdiction of incorporation, and consolidated by the Company.

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

Nova Ortho and Spine, PLLC (“Nova Ortho”) which we acquired on May 31, 2021 is a company in which doctors provides a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. From sports injuries, to sprains, strains, and fractures, our doctors are dedicated to helping you return to your active lifestyle. Orthopedic and pain procedure services include hip and knee replacement, shoulder reconstruction, fracture care and hand surgery, as well as spinal surgery in the State of Florida.

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

Results of Operations

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Revenues:
Affordable Housing Rentals	$27,844	$40,615
Financial Services	1,505,450	952,896
Healthcare	649,574	–
Total revenues	$2,182,868	$993,511

Cost of Sales:
Affordable Housing Rentals	$25,158	$31,663
Financial Services	422,602	395,591
Healthcare	199,450	–
Total cost of sales	$647,210	$427,254

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(10,344)	$(3,348)
Financial Services	470,311	99,943
Healthcare	404,279	–
Total Income (Loss) from operations from subsidiaries	$864,246	$96,595

Loss From Operations from Cardiff Lexington	$(3,220,879)	$(223,428)
Total loss from operations	$(2,356,879)	$(126,833)

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Revenues:
Affordable Housing Rentals	$66,823	$78,827
Financial Services	2,398,397	1,875,410
Healthcare	649,574	–
Total revenues	$3,114,794	$1,954,237

Cost of Sales:
Affordable Housing Rentals	$45,988	$55,484
Financial Services	874,390	790,389
Healthcare	199,450	–
Total cost of sales	$1,119,828	$845,873

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(11,708)	$(3,348)
Financial Services	388,476	99,943
Healthcare	404,279	–
Total Income (Loss) from operations from subsidiaries	$781,047	$96,595

Loss From Operations from Cardiff Lexington	$(3,513,527)	$(457,661)
Total loss from operations	$(2,732,480)	$(361,066)

Results of Operations

Three Months Ended June 30, 2021 and 2020

Revenues were $2,182,868 and $993,511 for the three months ended June 30, 2021 and 2020 an increase of $1,189,357 or 119.7%, respectively. The increase was primarily due to: (i) the acquisition of Nova Ortho on May 31, 2021 which generated revenue of $649,574 for the month of June 2021 and (ii) higher sales in the second quarter of 2021 due primarily to the impact of the COVID-19 pandemic during 2020.

Cost of sales were $647,210 and $427,254 for the three months ended June 30, 2021 and 2020 an increase of $219,956 or 51.5%, respectively. The increase was primarily due to: (i) the acquisition of Nova Ortho on May 31, 2021 and (ii) higher advertising expenses, merchant fees and contract labor in the second quarter of 2021 due primarily to higher sales and the impact of the COVID-19 pandemic during 2020.

Gross margins were $1,535,658 and $566,257 for the three months ended June 30, 2021 and 2020 an increase of $969,401 or 171.2%, respectively

Operating expenses were $3,892,291 and $693,090 for the three months ended June 30, 2021 and 2020 an increase of $3,199,201 or 461.6%, respectively. The increase was primarily due to the acquisition of Nova Ortho on May 31, 2021 and the related transaction costs of $2,777,778 to complete the acquisition.

Net loss was $3,077,861 and $1,774,879 for the three months ended June 30, 2021 and 2020 an increase of $1,302,982 or 73.4%, respectively.

Six Months Ended June 30, 2021 and 2020

Revenues were $3,114,794 and $1,954,237 for the six months ended June 30, 2021 and 2020 an increase of 1,160,557 or 59.4%, respectively. The increase was primarily due to: (i) the acquisition of Nova Ortho on May 31, 2021 which generated revenue of $649,574 for the month of June 2021 and (ii) higher sales in the second quarter of 2021 due primarily to the impact of the COVID-19 pandemic during 2020.

Cost of sales were $1,119,828 and $845,873 for the six months ended June 30, 2021 and 2020 an increase of $273,953 or 32.4%, respectively. The increase was primarily due to: (i) the acquisition of Nova Ortho on May 31, 2021 and (ii) higher advertising expenses, merchant fees and contract labor in the second quarter of 2021due primarily to higher sales and the impact of the COVID-19 pandemic during 2020.

Gross margins were $1,994,966 and $1,108,364 for the six months ended June 30, 2021 and 2020 an increase of $886,602 or 80.0%, respectively.

Operating expenses were $4,727,446 and $1,469,430 for the six months ended June 30, 2021 and 2020 an increase of $3,258,016 or 221.7%, respectively. The increase was primarily due to: (i) the acquisition of Nova Ortho on May 31, 2021 and the related transaction costs of $2,777,778 to complete the acquisition (ii) higher professional fees and (iii) the impact of the COVID-19 pandemic during 2020.

Net loss was $4,846,900 and $5,326,172 for the six months ended June 30, 2021 and 2020 a decrease of $479,272 or 9.0%, respectively.

The Company had been affected by the economic pressure of the COVID-19 pandemic and the subsequent directives and responses to this crisis taken by federal, state, and local governments. Several of our subsidiaries have been hard-hit by the pandemic. We were able to secure Paycheck Protection Program (PPP) loans to offset the reduction in revenues and profitability. Furthermore, the stock market has been severely adversely impacted with our stock price experiencing a period of high volatility. In light of current circumstances arising from the COVID-19 pandemic, the Company as a public reporting company must evaluate what we should and are obligated to do in order to protect shareholders from the negative effects of this pandemic. In order to adequately sustain funding for 2020 operations and continue our growth through acquisitions the Board Of Directors have initiated a reverse stock split of 10,000:1 which became effective May 2020.

The Company raised $444,500 in convertible notes and $347,050 in SBA and PPP loans during the six months ended June 30, 2021. Also, the Company entered into an agreement on April 29, 2020 engaging an exclusive financial advisor in connection with a transaction or related series or combination of transactions involving a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination. The advisor is a boutique investment bank created by experienced professionals that have worked together for over a decade, collectively financing over $50 billion of public and private capital raises, restructurings, and mergers and acquisitions. The term of the agreement is 1 year and the fees include shares of common stock and out-of-pocket expenses as defined in the agreement. Additionally, the Company entered into an agreement August 26, 2020 with the same firm to underwrite a registered public offering. The term of the agreement is the earlier of the consummation of the offering or 1 year and fees include cash and equity as defined in the agreement.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from (i) debenture convertible notes and conventional notes payable, (ii) the sale of common stock and preferred stock, and (iii) advances from shareholders. At June 30, 2021, we had $1,058,951 in cash and cash equivalents, a working capital deficit of $11,649,299 and total assets of $12,455,656 and total liabilities of $13,871,366.

Net cash used in operating activities was $575,331 and $366,234 for the six months ended June 30, 2021 and 2020, respectively. The negative cash flows for the six months ended June 30, 2021 were primarily due to the net loss of $4,846,900, an increase in accounts receivable of $123,793 and a decrease in accrued interest of $342,745. The negative cash flows for the six months ended June 30, 2020 were primarily due to the net loss of $5,326,172, a decrease in accounts payable and accrued expenses of $125,266.

Net cash used in investing activities was $2,323,642 and $-0- for the six months ended June 30, 2021 and 2020, respectively. The cash used in investing activities was for the acquisition of the new business.

Net cash provided by financing activities was $3,624,261 and $609,445 for the six months ended June 30, 2021 and 2020, respectively. The positive cash flows for the six months ended June 30, 2021 were primarily due to proceeds from convertible notes of $444,500, proceeds from PPP loans of $347,050, and proceeds from the issuance of preferred stock of $3,000,000 offset by the paydown of the line of credit of $51,927. The positive cash flows for the six months ended June 30, 2020 were primarily due to proceeds from convertible notes of $220,500, proceeds from PPP loans of $552,746 partially offset by distributions of $187,850.

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

Off Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended June 30, 2021.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 23, 2022	CARDIFF LEXINGTON CORPORATION

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

