Form 10-Q
period 2021-09-30
Cardiff Lexington Corp
filed 2022-06-30
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 30, 2022, was 232,796,735.

FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORPORATION

For the Three and Nine Months Ended September 30, 2021

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited) (RESTATED)
ASSETS
Current assets
Cash	$1,212,978	$279,311
Accounts receivable-net	805,780	16,377
Assets held for sale	187,671	–
Prepaid and other current assets	7,392	–
Total current assets	2,213,821	295,688

Property and equipment, net of accumulated depreciation of $263,091 and $205,443	283,201	211,779
Land	540,000	603,000
Intangible assets, net	250,000	253,550
Goodwill	9,290,650	3,499,963
Due from related party	149,579	–
Other assets	34,119	13,600
Right of use assets	331,561	52,567
Total assets	$13,092,931	$4,930,147

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expense	$1,001,606	$617,073
Accrued expenses - related parties	2,441,057	2,196,222
Accrued interest	395,934	722,815
Operating lease liability	206,452	54,185
Due to director & officer	126,849	126,849
Deferred revenue	–	353,829
Line of credit	–	51,928
Preferred stock to be issued	–	222,000
Notes payable, current portion	666,177	947,912
Due to related party	780	37,885
Convertible notes payable, net of debt discounts of $1,250 and $108,320, respectively	2,119,856	2,476,647
Net liabilities of discontinued operations	833,195	2,691,695
Derivative liability	3,457,646	2,903,663
Total current liabilities	11,249,552	13,402,703

Other Liabilities
Notes payable – net of current portion	605,214	399,778
Operating lease liability – net of current portion	145,151	–
Total liabilities	$11,999,917	$13,802,481

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
	(Unaudited)	Audited (RESTATED)
Shareholders' equity (deficit)
Preferred stock
Preferred Stock Series B - 3,000,000 shares authorized, par value $.001, stated value $4.00, 1,945,078 and 1,743,279 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	$7,780,312	$6,973,116
Preferred Stock Series C- 500 shares authorized, par value $.001, stated value $4.00, 122 shares issued and outstanding at September 30, 2021 and December 31, 2020	488	488
Preferred Stock Series D- 800,000 shares authorized, par value $.001, stated value $4.00, 37,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	150,000	1,000,000
Preferred Stock Series E- 1,000,000 shares authorized, par value $.001, stated value $4.00, 150,750 shares issued and outstanding at September 30, 2021 and December 31, 2020	603,000	603,000
Preferred Stock Series F- 800,000 shares authorized, par value $.001, stated value $4.00, 175,045 shares issued and outstanding at September 30, 2021 and December 31, 2020	700,180	700,180
Preferred Stock Series F-1- 800,000 shares authorized, par value $.001, stated value $4.00, 35,752 shares issued and outstanding at September 30, 2021 and December 31, 2020	143,008	143,008
Preferred Stock Series G- 20,000,000 shares authorized, par value $.001, stated value $4.00, 325,244 shares issued and outstanding September 30, 2021 and December 31, 2020	1,300,976	1,300,976
Preferred Stock Series H- 4,859,379 shares authorized, par value $.001, stated value $4.00, 37,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	150,000	476,404
Preferred Stock Series I- 500,000,000 shares authorized, par value $.001, stated value $4.00, 194,885,000 and 195,010,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	779,540,000	780,040,000
Preferred Stock Series J- 10,000,000 shares authorized, par value $.001, stated value of $4.00, 894,834 and zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,579,336	–
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at September 30, 2021 and December 31, 2020	8,201	8,201
Preferred Stock Series L- 100,000,000 shares authorized, par value $.001, stated value $4.00, 319,493 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,277,972	1,277,972
Preferred Stock Series N- 3,000,000 shares authorized, par value $.001, stated value of $4.00, 868,056 and zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,472,224	–
Preferred Stock Series R- 5,000 shares authorized, par value $.001, stated value of $1,200, 165 shares issued and outstanding at September 30, 2021 and December 31, 2020	198,000	198,000
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 165,778,465 and 5,268,797 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	165,776	5,267
Treasury stock; at cost, 212,500 shares of series D preferred stock and 81,601 of series H preferred stock at September 30, 2021 and December 31, 2020, respectively,	(2,365,864)	(2,365,864)
Additional paid-in capital	(727,116,411)	(733,649,827)
Accumulated deficit	(68,494,184)	(65,583,255)
Total shareholders' equity (deficit)	1,093,014	(8,872,334)
Total liabilities and shareholders' equity (deficit)	$13,092,931	$4,930,147

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020 (RESTATED)	2021	2020 (RESTATED)
REVENUE
Rental income	$30,944	31,993	97,767	110,820
Financial Services	1,034,422	675,915	3,432,819	2,551,325
Healthcare	2,092,427	–	2,742,001	–
Other	152,000	–	152,000	–
Total revenue	3,309,793	707,908	6,424,587	2,662,145

COST OF SALES
Rental business	22,281	26,279	68,269	81,763
Financial Services	454,118	437,707	1,328,508	1,228,096
Healthcare	526,839	–	726,289	–
Real Estate	79,481	–	79,481	–
Total cost of sales	1,082,719	463,986	2,202,547	1,309,859

GROSS MARGIN	2,227,074	243,922	4,222,040	1,352,286

OPERATING EXPENSES
Depreciation expense	6,175	319	8,103	956
Transaction costs	–	–	2,777,778	–
Selling, general and administrative	1,154,249	774,171	3,101,989	2,242,964
Total operating expenses	1,160,424	774,490	5,887,870	2,243,920

PROFIT / LOSS FROM OPERATIONS	1,066,650	(530,568)	(1,665,830)	(891,634)

OTHER INCOME (EXPENSE)
Other income	53,703	–	82,385	(5,003)
Change in value of derivative liability	(172,982)	5,119,078	(1,305,596)	891,618

Gain on forgiveness of debt	67,568	–	507,863	–
Gain on change of estimate	66,216	–	184,243	–
Interest expense & finance charge	(936,287)	(78,622)	(1,409,481)	(268,194)
Conversion cost penalty and reimbursement	(3,000)	(10,003)	(13,000)	(14,000)

Amortization of debt discounts	(18,750)	(260,050)	(1,050,014)	(830,980)
Total other income (expenses)	(943,532)	4,770,403	(3,003,600)	(226,559)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	123,118	4,239,835	(4,669,430)	(1,118,193)

LOSS FROM DISCONTINUED OPERATIONS	1,912,852	45,905	1,858,500	(138,252)
GAIN FROM DISPOSAL OF DISCONTINUED OPERATIONS	–	(21,140)	–	194,873
	1,912,852	24,765	1,858,500	56,621

NET INCOME (LOSS) FOR THE PERIOD	$2,035,970	$4,264,600	(2,810,930)	(1,061,572)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$0.01	$4.38	$(0.02)	$(6.68)
Discontinued operations	$0.01	$0.03	$0.002	$0.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	150,277,623	968,379	115,230,605	409,666

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIODS ENDED SEPTEMBER 30, 2021 and 2020

	Preferred Stock Series A, I, K		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Stock, Series C and R
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2019	204,647,720	$780,008,201	120,630,787	$11,958,252	286	$198,484
Issuance of preferred stock for services	–	–	21,000	84,000	1	4
Issuance of common stock in exchange for preferred stock	(1,447,157)	(1,448)	–	–	–	–
Issuance of preferred stock in exchange for common stock	–	–	119,101	476,404	–	–
Distributions from an entity	–	–	–	–	–	–
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify derivative liabilities to Additional Paid in Capital Sale of subsidiary	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2020 (RESTATED)	203,200,563	$780,006,753	120,770,888	$12,518,656	287	$198,488

Balance, December 31, 2020	203,210,563	$780,048,201	2,824,563	$11,298,252	287	$198,488
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–
Issuance of Common Stock for preferred I shares	(125,000)	(500,000)	–	–	–	–
Reclassify warrant liabilities to additional paid in capital	–	–	–	–	–	–
Issuance of preferred stock series J	–	–	894,834	3,579,336	–	–
Issuance of preferred stock series N	–	–	868,056	3,472,224	–	–
Issuance of preferred stock series B	–	–	201,799	807,196	–	–
Issuance of common stock for services	–	–	–	–	–	–
Distribution of dividend	–	–	–	–	–	–
Distribution of preferred stock series B	–	–	–	–	–	–
Issuance of warrant	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2021	203,085,563	$779,548,201	4,789,252	$19,157,008	287	$198,488

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIENCY) IN SHAREHOLDERS' EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2021 and 2020

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2019	–	$–	67,742	$68	$(736,333,200)	$(62,558,509)	$(6,726,704)
Issuance of preferred stock for services	–	–	–	–	(84,004)	–	–
Issuance of common stock in exchange for preferred stock	–	–	3,500	4	1,444	–	–
Issuance of preferred stock in exchange for common stock	–	–	(320)	(1)	(476,403)	–	–
Distributions from an entity	–	–	–	–	–	(187,850)	(187,850)
Conversion of convertible notes payable	–	–	231,491	231	171,043	–	171,274
Reclassify derivative liabilities to additional paid in capital	–	–	–	–	452,398	–	452,398
Sale of subsidiary	(81,601)	(665,864)	–	–	665,864	–	–
Net loss	–	–	–	–	–	(5,326,172)	(5,326,172)
Balance September 30, 2020 (RESTATED)	(81,601)	$(665,864)	302,413	$302	$(735,602,858)	$(68,072,531)	$(11,617,054)

Balance, December 31, 2020	(294,101)	$(2,365,864)	5,268,797	$5,267	$(732,473,423)	$(65,583,255)	$(8,872,334)
Conversion of convertible notes payable	–	–	109,234,241	109,234	804,991	–	914,225
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	1,396,610	–	1,396,610
Issuance of Common Stock for preferred I shares	–	–	50,000,000	50,000	450,000	–	–
Reclassify warrant liabilities to additional paid in capital	–	–	–	–	260,443	–	260,443
Issuance of preferred stock series J	–	–	–	–	–	–	3,579,336
Issuance of preferred stock series N	–	–	–	–	(347,222)	–	3,125,002
Issuance of preferred stock series B	–	–	–	–	–	–	807,196
Issuance of common stock for services	–	–	1,275,427	1,275	14,412	–	15,687
Distribution of dividend	–	–	–	–	–	(99,999)	(99,999)
Issuance of warrant	–	–	–	–	2,777,778	–	2,777,778
Net loss	–	–	–	–	–	(2,810,930)	(2,810,930)
Balance, September 30, 2021	(294,101)	$(2,365,864)	165,778,465	$165,776	$(727,116,411)	$(68,494,184)	$1,093,014

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	2021	2020 (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the period	$(2,810,930)	$(1,928,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,441	17,336
Amortization of loan discount	1,050,014	715,980
Other noncash items, net	586,644	28,145
Change in value of derivative liability	1,305,596	127,208
Warrant issued for transaction costs	2,777,778	–
Reduction from forgiveness of PPP Loans	(507,863)	–

(Increase) decrease in:
Accounts receivable	(114,399)	34,231
Assets held for sale	(187,671)	–
Right of use – assets	(278,994)	28,134
Prepaid expenses and other current assets	(7,392)	8,866
Intangible assets	3,550	–
Other assets	321,975	10,000
Land	63,000	–

Increase (decrease) in:
Accounts payable & Accrued expense	(594,276)	(166,867)
Accrued officer’s compensation	244,835	219,570
Due (to) from related parties	(149,579)	23,338
Accrued interest	(321,468)	169,828
Right of use – liabilities	297,418	(28,134)
Capital stock to be issued	–	165,000
Deferred revenue	(353,830)	131,981

Net cash used in operating activities	1,348,849	(443,936)

Net cash used in discontinued operations - operating activities	$(1,858,500)	$(130,737)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture & equipment	$(3,407)	$–
Acquisition of Nova Ortho and Spine PLLC, net of cash acquired	(2,320,235)	–
Net cash used in investing activities	(2,323,642)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	–	20,500
Proceeds from convertible notes payable	400,000	415,000
Repayment of convertible notes payable	–	(20,207)
Proceeds from notes payable	–	24,019
Proceeds from PPP and SBA loans	547,050	551,900
Dividend on preferred stock	(99,999)	(187,850)
Repayment of credit line	(51,927)	(39,618)
Issuance of preferred stock series N	3,000,000	–
Payment of notes payable	(28,164)	–

Proceeds of notes payable related party	–	116,385
Proceeds of notes payable related party	–	(154,586)
Net cash provided by financing activities	3,766,960	725,543

NET INCREASE IN CASH	933,667	150,870

CASH, BEGINNING OF PERIOD	279,311	76,902

CASH, END OF PERIOD	$1,212,978	$227,772

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$70,674	$87,625
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$109,234	$212,327
Preferred stock issued for business acquisition	$3,579,336	$–
Preferred stock issued upon conversion of notes payable and accrued interest	$563,196	$–
Derivative liability settled upon conversion	$1,396,610	$544,066
Treasury stock redemptions from disposal of discontinued operations	$–	$2,365,864

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Description of Business

Cardiff Lexington consists of the following wholly owned subsidiaries:

We Three, LLC dba Affordable Housing Initiative (“AHI”), acquired May 15, 2014

Romeo’s Alpharetta, LLC dba Romeo’s NY Pizza (“Romeo’s Pizza”), acquired September 30, 2014; Sold July 1, 2020.

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

JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), acquired May 8, 2019

Red Rock Travel Group, LLC (“Red Rock”), acquired July 31, 2018, discontinued May 31, 2019

Nova Ortho and Spine, PLLC (“Nova”), acquired May 31, 2021

Basis of Presentation and Principles of Consolidation

The accompanying September 30, 2021 interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Accounts Receivable

Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible which was $0 and $21,870 as of September 30, 2021 and December 31, 2020, respectfully. As of September 30, 2021 and December 31, 2020, the Company had accounts receivable of $805,780 and $16,377, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During quarters ended September 30, 2021 and 2020, the Company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

The Company’s financial services sector reports revenues as services are performed and its healthcare sector reports revenues at the time control of the services transfer to the customer and from providing licensed and/or certified orthopedic procedures. Our healthcare subsidiary does not have contract liabilities or deferred revenue as there are no amounts prepaid for services.

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

For the three and nine months ended September 30, 2021 and 2020, respectively, the Company did not record any bad debt expense. Additionally, the Company has not recorded any estimate for expected chargebacks.

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

Rental Income

The Company’s rent revenue is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section ASC 842, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. There are no contingent rentals included in income in the accompanying condensed consolidated statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the condensed consolidated statements of operations and changes in members’ equity. The Company recognized advertising and marketing expense of $333,964 and $961,300 for the three and nine months ended September 30, 2021 and $317,899 and $881,591 for the three and nine months ended September 30, 2020, respectively.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2021 and December 31, 2020.

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – September 30, 2021	$–	$–	$3,457,646	$3,457,646

	Level 1	Level 2	Level 3	Total
Fair Value of BCF Derivative Liability – December 31, 2020	$–	$–	$2,903,663	$2,903,663

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

For the periods ended September 30, 2021 and December 31, 2020, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of September 30, 2021, the Company has sustained recurring losses and accumulated a working capital deficit of approximately $12 million. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion accounting models. As a result, the Company’s convertible debt instruments will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. Management is still evaluating the impact of adoption of ASU 2020-06 and has not adopted ASU 2020-06 as of the filing of this September 30, 2021 Form 10-Q.

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

The following table summarizes the impacts of the error corrections on the Company's financial statements for each of the periods presented below:

	Impact of correction of error
September 30, 2020 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	4,944,770	–	4,944,770

Derivative liability	3,168,106	(350,869)	2,817,237
Net, liabilities of discontinued operations	2,425,100	300,164	2,725,264
Other	6,437,026		6,437,026
Total liabilities	12,030,232	(50,705)	11,979,527

Accumulated deficit	(63,858,637)	50,705	(63,807,932)
Others	56,773,175	–	56,773,175
Total deficiency in shareholders' equity	(7,085,462)	50,705	(7,034,757)

	Impact of correction of error
	As previously
December 31, 2020 (Audited)	reported	Adjustments	As restated

Total assets	$4,930,147	$–	$4,930,147

Derivative liability	2,405,358	498,305	2,903,663
Net, liabilities of discontinued operation	2,441,965	249,730	2,691,695
Other	8,207,123	–	8,207,123
Total liabilities	13,054,446	748,035	13,802,481

Accumulated deficit	(64,835,220)	(748,035)	(65,583,255)
Others	56,710,921	–	56,710,921
Total deficiency in shareholders' equity	$(8,124,299)	$(748,035)	$(8,872,334)

	Impact of correction of error–3 months ended September 30, 2020
Three months ended September 30, 2020 (Unaudited)	As previously reported	Adjustments	As restated

Loss from operations	$(530,568)	$–	$(530,568)
Change in value of derivative liability	3,864,938	1,254,140	5,119,078
Others	(348,675)	–	(348,675)
Other income (expense)	3,516,263	1,254,140	4,770,403
Net income (loss) before discontinued operations	2,985,695	1,254,140	4,239,835
(Loss) from discontinued operations	(22,280)	68,185	45,905
(Loss) Gain from disposal of discontinued operations	(21,140)		(21,140)
Income (loss) from discontinued operations	(43,420)	68,185	24,765
Net (loss) income	2,942,275	1,322,325	4,264,600
Deemed dividend on preferred stock	–		–
Net loss attributable to common stockholders	$2,942,275	$1,322,325	$4,264,600
Basic Earnings (loss) per Share
Continued Operations	$3.08		$4.38
Discontinued Operations	$(0.04)		$0.03
Diluted Earnings (loss) per Share
Continued Operations	$–		$0.00
Discontinued Operations	$(0.04)		$0.00
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	968,379		968,379
Discontinued Operations	968,379		968,379
Weighted Average Shares Outstanding - Diluted Earnings (loss) per Share
Continued Operations	6,394,936,792		6,394,936,792
Discontinued Operations	968,379		6,394,936,792

	Impact of correction of error – 9 months ended September 30, 2020
Nine months ended September 30, 2020 (Unaudited)	As previously reported	Adjustments	As restated

Loss from operations	$(891,634)	–	$(891,634)
Change in value of derivative liability	(12,378)	903,996	891,618
Others	(1,118,177)	–	(1,118,177)
Other income (expense)	(1,130,555)	903,996	(226,559)
Net income (loss) before discontinued operations	(2,022,189)	903,996	(1,118,193)
(Loss) from discontinued operations	(101,236)	(37,016)	(138,252)
(Loss) Gain from disposal of discontinued operations	194,873		194,873
Income (loss) from discontinued operations	93,637	(37,016)	56,621
Net (loss) income	(1,928,552)	866,980	(1,061,572)
Deemed dividend on preferred stock	–	(1,605,266)	(1,605,266)
Net loss attributable to common stockholders	$(1,928,552)	(738,286)	$(2,666,838)
Basic Earnings (loss) per Share
Continued Operations	$(4.94)		$(6.65)
Discontinued Operations	$0.23		$0.14
Diluted Earnings (loss) per Share
Continued Operations	$(4.94)		$(6.65)
Discontinued Operations	$–		$0.00
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	409,666		409,666
Discontinued Operations	409,666		409,666
Weighted Average Shares Outstanding - Diluted Earnings (loss) per Share
Continued Operations	409,666		409,666
Discontinued Operations	1,444,295,468,290		1,444,295,468,290

3.	ACQUISITIONS

Nova Ortho and Spine, LLC

On May 31, 2021 the Company completed the acquisition of Nova Ortho and Spine LLC. Sellers received a cash payment in the amount of $2,500,000 and were issued 894,834 shares of Series J Preferred Stock of the Company with a par value of $0.001 and a stated value of $4.00 with an aggregate stated value equal to $3,579,334 for a total transaction of $6,079,334. The Preferred J stock rights and privileges include voting rights, a conversion ratio of 1:2:00. The Preferred J shares have a lock-up/leak-out limiting the sale of stock for 6 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Stock Purchase Agreement. The parties further agreed to performance based contingent supplement payment to Sellers in 2022 should one year from the closing date the Company’s trailing twelve months minimum Pre-Tax Net Income exceed $1,979,320, the “Milestone”, which in that event would cause the issuance to Sellers of 818,750 additional shares of Preferred J Stock, with an aggregate stated value equal to Three Million Two Hundred Seventy-Five Thousand Dollars ($3,275,000). The preliminary purchase price allocation of the net assets acquired is as follows:

Nova Ortho and Spine, PLLC
Cash	$177,977
Accounts receivable	653,134
Property and equipment	92,064
Other assets	342,493
Goodwill	5,790,687
Liabilities	(977,021)

Total	$6,079,334

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Residential housing	$344,755	$341,205
Medical equipment	96,532	–
Computer Equipment	9,188	–
Furniture, fixture and equipment	91,096	76,017
Leasehold Improvement	15,950	–

Total	557,521	417,222
Less: accumulated depreciation	(274,320)	(205,443)
Property and equipment, net	$283,201	$211,779

For the three and nine months ended September 30, 2021, total depreciation expense was $11,621 and $24,441 respectively. And for the three and nine months ended September 30, 2020, total depreciation expense was $5,765 and $17,336, respectively. Of this, depreciation expense recorded as cost of sales for the three and nine months ended September 30, 2021 was $5,446 and $16,338 and depreciation expense recorded as cost of sales for the three and nine months ended September 30, 2020 was $5,446 and $16,380, respectively.

5.	LAND

As of September 30,2021, the Company sold 3 lots for $152,000, and had 27 acres of land of approximately $540,000. As of December 31, 2020, the Company had 30 acres of land of approximately $603,000 located in Salmon, Idaho, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into a residential community.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2021	December 31, 2020
Accounts payable	$116,965	$119,653
Accrued previously factored receivables	471,010	–
Accrued credit cards	8,765	28,548
Accrued income and taxes	145,559	282,798
Accrued advertising	68,449	75,963
Accrued payroll wages	11,762	27,569
Accrued professional fees	68,338	27,727
Accrued expenses other	110,758	54,815
Total	$1,001,606	$617,073

The Company is delinquent paying certain income and property taxes. As of September 30, 2021 and December 31, 2020 the balance for these taxes, penalties and interest is $145,559 and $282,798.

7.	LINE OF CREDIT

At September 30, 2021 and December 31, 2020, the Company had a revolving line of credit with a financial institution for $92,500 which accrues interest at prime (3.25% at September 30, 2021 and December 31, 2020) plus 3.45%, for a total rate of 6.70%. As of September 30, 2021 and December 31, 2020, the Company had balance of $0 and $51,927, respectively.

8.	RELATED PARTY TRANSACTIONS

On February 11, 2021, the Chairman of the Board and the CEO each converted 62,500 Preferred Series I shares into 25,000,000 restricted common shares for a total of 125,000 Preferred Series I shares into 50,000,000 restricted common shares.

The Company assumed notes payable from the previous owners of which are currently managers of certain subsidiaries related to the acquisition of Key Tax on May 8, 2019. These notes and loans are due on demand and do not bear interest. The balance of these notes and loans are $141,370 due from the previous owners at September 30, 2021 and $35,164 due to the previous owners at December 31, 2020, respectively.

From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of September 30, 2021 and December 31, 2020 were $780 and $2,721 respectively.

The Company assumed amounts due to previous owners who are current managers Edge View Properties Inc. related to the acquisition on July 16, 2014. These amounts are due on demand and do not bear interest. The balance of these amounts are $8,209 due from the previous owners as of September 30, 2021 and $50,021 due to the previous owners at December 31, 2020, respectively. August 6, 2021, a Board Resolution was executed to terminate one of the two employees of Edge View Properties for fraud, deceit, larceny, and thievery for selling property belonging to the Company and personally taking the $162,598 in proceeds. The Company hired counsel to terminate the employee and handle all legal matters for return of monies and criminal prosecution.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive granted in 2020 to the Chief Executive Officer based on his employment agreement since July 1, 2020 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chief Executive Officer $300,000 per year. The total outstanding accrued compensation as of September 30, 2021 and December 31, 2020 were $1,155,000 and $1,035,000, respectively.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive to the Chairman of the Board based on his employment agreement since July 1, 2020 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chairman of the Board $300,000 per year. The total outstanding accrued compensation as of September 30, 2021 and December 31, 2020 were $1,140,000 and $1,020,000, respectively.

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. In the third quarter of 2021, the Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000. The total outstanding accrued compensation as of September 30, 2021 and December 31, 2020 was $129,000 and $120,000, respectively.

The Company agreed to pay $156,000 per year to the Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of September 30, 2021 and December 31, 2020 was $17,057.

The Company entered into a Management Agreement effective May 31, 2021 for compensation to the Principals of the Company’s Nova Ortho and Spine subsidiary in the form of an annual base salaries of $372,000 to one of the 3 doctors, $450,000 to the second, and $372,000 to the third doctor.

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

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of September 30, 2021 and December 31, 2020, the Company owed the Chairman $126,849.

9.	NOTES AND LOANS PAYABLE

Notes payable at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
Notes and Loans Payable	$1,271,391	$1,347,690
Less current portion	(666,177)	(947,912)
Long-term portion	$605,214	$399,778

Long-term debt matures as follows:

Amount
2022	$666,177
2023	131,361
2024	16,611
2025	16,611
2026	16,611
Thereafter	424,020
Total	$1,271,391

Notes and Loans Payable – Related Party

The Company assumed notes payable from the previous owners of which are currently managers of Key Tax related to the acquisition of Key Tax on May 8, 2019. The notes are due on demand and do not bear interest. Additionally, the previous owner’s loan funds to the Company to cover short term operating needs. The balance of these notes and loans are a debit balance of $141,370 as of September 30, 2021 and a credit balance of $35,164 as of December 31, 2020. From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of September 30, 2021 and December 31, 2020 were $780 and $2,721 respectively. The amounts due to the previous owners of Edge View were from the original acquisition of the subsidiary and the balance as of September 30, 2021 is a debit of $8,209 and as of December 31, 2020 is a credit balance of $50,021, respectively.

Loans and Notes Payable – Unrelated Parties

On March 12, 2009, the Company entered into a preferred debenture agreement for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. No warrants had been exercised before the expiration. The balance of the note was $10,989 at September 30, 2021 and December 31, 2020. The accrued interest of the note was $4,577 and $3,591 at September 30, 2021 and December 31, 2020, respectively.

On September 7, 2011, the Company entered into a Promissory Note agreement for $50,000. The note bore interest at 8% per year and matured on September 7, 2016. Effective March 29, 2021, the principal balance of $50,000 and accrued interest of $37,282 were converted into shares of preferred stock. This note was converted to preferred stock in the first quarter. See footnote 12, Capital Stock. The balance of the note was -0- at September 30, 2021 and $50,000 at December 31, 2020. The accrued interest of the note was -0- and $37,282 at September 30, 2021 and December 31, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement for $50,000. The note bore interest at 8% per year and matured on November 17, 2016. Effective March 29, 2021, the principal balance of $50,000 and accrued interest of $36,505 were converted into shares of preferred stock. This note was converted to preferred stock in the first quarter. See footnote 12, Capital Stock. The balance of the note was -0- at September 30, 2021 and $50,000 December 31, 2020. The accrued interest of the note was -0- and $55,500 September 30, 2021 and December 31, 2020, respectively.

On March 11, 2009, the Company entered into a Promissory Note agreement for $15,000. The note bore interest at 12% per year and matured on April 29, 2014. Effective March 29, 2021, the principal balance of $15,000 and accrued interest of $19,465 were converted into shares of preferred stock. This note was converted to preferred stock in the first quarter. See footnote 12, Capital Stock. The balance of the note was -0- at September 30, 2021 and $15,000 at December 31, 2020. The accrued interest of the note was -0- and $1,800 at September 30, 2021 and December 31, 2020, respectively.

On September 9, 2019, the Company obtained a promissory note for $410,000 at 10% interest and matured on September 9, 2020. On November 10, 2020, the Company entered into addendum No. 1 on the note extending the maturity date until December 31, 2020. On May 4, 2021, the Company entered into addendum No. 2, whereby the maturity date shall be amended to be November 3, 2021, accrued interest of $22,266 was added to the principal balance of $410,000 resulting in a new principal balance of $432,266 at May 4, 2021 and interest accruing at the rate of 24%. The principal balance was $432,266 and $410,000 at September 30, 2021 and December 31, 2020, respectively. The accrued interest of the note was $104,232 and $53,805 at September 30, 2021 and December 31, 2020, respectively.

The Company obtained short-term loans from unsecured sources. These short-term loans are due on demand and accrue interest at 18%. These short-term loans were $80,309 and $119,129 at September 30, 2021 and December 31, 2020, respectively. The accrued interest of these short-term loans was $20,826 and $29,544 at September 30, 2021 and December 31, 2020, respectively.

Paycheck Protection Program (“PPP”) Loans

On April 14, 2020, the Company obtained a PPP loan for $127,400 at an interest rate of 1% with a maturity date of April 14, 2022. This loan has been forgiven as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and was recognized as a gain from forgiveness of debt in the amount of $128,698 recorded in other income and expenses in the condensed consolidated statement of operations. The principal and accrued interest at September 30, 2021 was -0- and the principal and accrued interest at December 31, 2020 was $127,400 and $923 respectively.

On May 8, 2020, the Company obtained a PPP loan for $257,500 at an interest rate of 1% with a maturity date of May 8, 2022. This loan has been forgiven as part of the CARES Act and was recognized as a gain from forgiveness of debt in the amount of $261,675 recorded in other income and expenses in the condensed consolidated statement of operations. The principal and accrued interest at September 30, 2021 was -0- and the principal and accrued interest at December 31, 2020 was $257,500 and $3,531 respectively.

On February 19, 2021, the Company obtained a PPP loan of $229,500 at an interest rate of 1% with a maturity date of February 19, 2023. The principal balance and accrued interest at September 30, 2021 was $229,500 and $1,402, respectively. This note was forgiven subsequent to September 30, 2021.

On February 23, 2021, the Company obtained a PPP loan of $117,550 at an interest rate of 1% with a maturity date of February 23, 2023. This loan has been forgiven as part of the CARES Act and was recognized as a gain from forgiveness of debt in the amount of $117,550 recorded in other income and expenses in the condensed consolidated statement of operations. The principal balance and accrued interest at September 30, 2021 was -0-. This note was forgiven in the third quarter of 2021.

Small Business Administration (“SBA”) Loans

On June 2, 2020, The Company obtained an SBA loan of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at September 30, 2021 was $149,900 and $7,515, respectively, and principal and accrued interest at December 31, 2020 was $149,900 and $3,310, respectively.

On October 7, 2020, the Company obtained an SBA loan for $150,000 at an interest rate of 3.50% with a maturity date of October 7, 2050. On August 31, 2021, this SBA loan was amended to add an additional $200,000 of principal to the original note and the new interest rate was increased to 3.75%. The principal balance and accrued interest at September 30, 2021 was $349,900 and $5,766, respectively, and principal and accrued interest at December 31, 2020 was $149,900 and $1,239 respectively

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

As of September 30, 2021 and December 31, 2020, the Company had convertible debt outstanding of $2,121,106 and $2,584,967. During the nine month period ending September 30, 2021, the Company had proceeds of $444,500 from convertible notes and repaid $22,671 to convertible noteholders. There are debt discounts associated with the convertible debt of $1,250 and $108,320 as of September 30, 2021 and December 31, 2020, respectively. For the nine months ending September 30, 2021 and 2020, the Company recorded amortization of debt discounts of $1,050,014 and $830,980, respectively. The Company recorded amortization of debt discounts of $18,750 and $260,050 during the three months ending September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, the Company converted $885,691 of convertible debt principal, $388,143 in accrued interest and $13,000 in penalties and fees into 109,234,241 shares of the company’s Common Stock. During the three months ended September 30, 2020, the Company converted $62,985 of convertible debt, $28,530 in accrued interest and $3,000 penalties and fees into 25,205,830 shares (post reverse split of 10,000:1) of the company’s Common Stock and reclassified a $15,000 convertible note to conventional notes payable. In addition to the conversions of convertible debt into common stock, the Company converted convertible debt principal of $150,000 and accrued interest of $225,800 into 140,799 shares of preferred series B stock. The series B stock has a par value of $.001 and a stated value of $4.00 per share.

Convertible notes at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
Convertible notes payable	$2,121,106	$2,584,967
Discounts on convertible notes payable	(1,250)	(108,320)
Total convertible debt less debt discount	2,119,856	2,476,647
Current portion	2,119,856	2,476,647
Long-term portion	$–	$–

The following is a schedule of convertible notes payable from December 31, 2020 to September 30, 2021.

Note #	Issuance	Maturity	Principal Balance 12/31/20	New Loan	Cash Paydown	Principal Conversions	Shares Issued Upon Conversion	Principal Balance 9/30/21	Accrued Interest on Convertible Debt at 12/31/20	Interest Expense On Convertible Debt For the Period Ended 9/30/21	Accrued Interest on Convertible Debt at 9/30/21	Unamortized Debt Discount At 9/30/21
1	8/21/2008	8/21/2009	$150,000	$–	$–	$(150,000)	140,799	$–	$222,608	$–	$–	$–
7	2/9/2016	On demand	8,485	–	–	(8,485)	18,024,012	–	4,109	1,489	–	–
7-1	10/28/2016	10/28/2017	25,000	–	–	(15,000)	–	10,000	15,321	3,686	10,717	–
9	9/12/2016	9/12/2017	80,000	–	–	(29,920)	17,278,267	50,080	74,039	10,115	1,617	–
10	1/24/2017	1/24/2018	55,000	–	–	(42,355)	4,714,626	12,646	29,736	2,730	14,395	–
11-2	3/16/2017	3/16/2018	21,345	–	–	(4,000)	–	17,345	10,853	2,595	8,968	–
13-2	7/24/2018	1/24/2019	43,961	–	–	–	–	43,961	26,200	5,918	32,118	–
22	7/10/2018	1/10/2021	838,433	–	(22,671)	–	–	815,471	75,040	–	–	–
22-1	2/20/2019	1/10/2021	61,704	–	–	–	–	61,704	13,754	11,046	24,800	–
22-3	4/10/2019	1/10/2021	56,095	–	–	–	–	56,095	11,877	10,042	21,919	–
25	8/13/2018	2/13/2019	118,292	–	–	(118,292)	17,823,255	–	5,788	5,114	–	–
26	8/10/2017	1/27/2018	20,000	–	–	–	–	20,000	7,533	2,238	9,771	–
29-1	11/8/2019	11/8/2020	101,374	–	–	(101,374)	13,561,809	–	19	3,683	2,283	–
29-2	11/8/2019	11/8/2020	62,367	–	–	(25,763)	–	36,604	14,968	7,438	9,529	–
31	8/28/2019	8/28/2020	61,839	–	–	(61,830)	5,247,042	–	14,059	1,447	8,385	–
32	5/22/2019	5/22/2020	25,000	–	–	–	–	25,000	7,291	3,730	11,021	–
33	2/11/2020	2/11/2021	153,672	–	–	(154,172)	15,522,516	–	8,214	1,587	–	–
34	5/18/2020	5/18/2021	50,200	–	–	(50,000)	4,121,766	–	1,876	233	219	–
35	8/24/2020	8/24/2021	85,000	–	–	(85,000)	5,759,130	–	1,811	813	74	–
36-1	9/3/2020	1/3/2021	127,200	–	–	–	–	122,400	3,934	16,434	20,368	–
36-2	11/3/2020	3/3/2021	120,000	–	–	–	–	122,400	1,934	16,434	18,368	–
36-3	12/29/2020	4/29/2021	120,000	–	–	–	–	122,400	98	16,434	16,532	–
36-4	5/5/2020	9/5/2021	–	187,500	–	–	–	187,500	–	13,648	13,648	1,250
37-1	9/3/2020	6/30/2021	67,000	–	–	–	–	67,000	2,197	4,998	7,194	–
37-2	11/2/2020	8/31/2021	66,500	–	–	–	–	66,500	1,090	4,960	6,050	–
37-3	12/29/2020	9/30/2021	66,500	–	–	–	–	66,500	55	4,958	5,015	–
38	2/9/2021	2/9/2022	–	103,500	–	(39,500)	7,181,818	64,000	–	3,646	3,646	–
39	5/10/2021	5/10/2022	–	153,500	–	–	–	153,500	–	3,598	3,598	–

			$2,584,967	$444,500	$(22,671)	$(885,691)	109,375,040	$2,121,106	$554,404	$234,054	$250,235	$1,250

11.	FAIR VALUE MEASUREMENT

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

As of September 30, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

The derivative liabilities as of September 30, 2021 and December 31, 2020 have a level 3 classification.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuation. During the three months ended September 30, 2021, the Company’s stock price decreased from its initial valuation and thus, the derivative liability also decreased. Although, this decrease is offset by an increase in derivative liabilities from new convertible notes that an embedded derivative liability. Generally, as the stock price decreases for each of the related convertible notes that have an embedded derivative liability, the value of the derivative liability decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s convertible notes with an embedded derivative liability.

The Company used the Black-Scholes Model to measure the fair value of the derivative liabilities as $3,457,646 and $2,903,663 on September 30, 2021 and December 31, 2020, respectively, and will subsequently remeasures the fair value at the end of each reporting period, and record the change of fair value in the condensed consolidated statement of operation during the corresponding period.

The following table provides a summary of changes in fair value of our Level 3 financial liabilities for the nine months ended September 30, 2021:

Derivative Liability, December 31, 2020	$2,903,663
Discount on derivatives	645,000
Derivatives settled	(1,396,610)
Mark to market adjustment	1,305,593
Derivative Liability, September 30, 2021	$3,457,646

The above table also includes derivative liabilities related to warrants to purchase common stock of $2.40 at September 30, 2021. The net loss for the period includes mark-to-market adjustments relating to the liabilities held during the nine months ended September 30, 2021 in the amounts of $1,171,355.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Black-Scholes Option Pricing Model using the following assumptions:

For the Periods Ended
	September 30, 2021	December 31, 2020
Volatility	1.0% - 998.8%	204.5% - 1,005.9%
Risk-free interest rate	0.04% - 0.98%	0.099% - 0.18%
Expected term	.33 – 4.5	.33 – 2.5

12.	CAPITAL STOCK

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

The Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000.

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

Common Stock

During the nine months ended September 30, 2021, 109,234,241 shares of common stock were issued upon conversion of certain convertible notes payable and 1,275,427 shares of common stock were issued for services.

On February 11, 2021 the Chairman of the Board and the CEO and each converted 62,500 Preferred Series I shares into 25,000,000 restricted common shares for a total of 125,000 Preferred Series I shares into 50,000,000 restricted common shares.

13.	WARRANTS

The initial and ending valuation of the warrants accounted for as derivatives and marked to fair value, as of September 30, 2021 are as follows:

September 30, 2021
Initial Valuation	$3,795
Ending Value	$2.40

The table below set forth the assumptions for the Black-Scholes Model on each initial date and September 30, 2021:

September 30, 2021
Volatility	998.78%
Risk-free interest rate	0.98%
Expected term	5

The following tables summarize all warrant outstanding as of September 30, 2021, and the related changes during this period. The warrants expire eight years from grant date, which as of September 30, 2021 is 5.0 years. The intrinsic value of the warrants as of September 30, 2021 was $5.00

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2020	14,274,477	$0.105
Granted	231,481,466	0.015
Exercised	–	–
Expired	(1,335,000)	(0.030)
Balance at September 30, 2021	244,420,943	0.020
Warrants Exercisable at September 30, 2021	244,420,943	$0.020

14.	DISCONTINUED OPERATIONS

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

The Company and the Romeo’s manager have entered into a Resignation, Release & Buyback Agreement and a Resignation, Release & Buyback Agreement Addendum (“Romeo Agreements”) which is effective July 1, 2020. Pursuant to the Romeo Agreement, Romeo’s manager resigned employment from the Company effective July 1, 2020 and has purchased back the Romeo’s subsidiary in exchange for returning 212,500 Preferred Shares Series D stock (“Preferred D”). The Romeo’s manager will retain 37,500 shares of Preferred D shares subject to the terms of the Romeo Agreements. There was a loss on disposal in the amount of $21,140 in July 2020 which represented net assets and liabilities at the time of sale back

On May 1, 2018, the Company entered into a stock for stock purchase agreement with the sellers of Red Rock Travel, LLC and a related management agreement to manage Red Rock Travel, LLC (“Red Rock”). The terms and conditions of those agreements were subsequently violated causing the transaction to be reversed and dissolved on May 31, 2019. Red Rock reverted to its previous ownership, the Company canceled the preferred series K shares related to the aborted acquisition and the Company filed notice with the State of Florida of the dissolution.

The Company continued to carry Red Rock liabilities on its balance sheet including accounts payables and accrued expenses of $1,872,086, convertible notes payable of $240,000, accrued interest of $214,318 and a derivative liability of $378,877 as of September 30, 2021. The party responsible for the convertible notes and related accrued interest is in dispute and is currently in litigation. The derivative liability is a function of the convertible notes and accrued interest. And the accounts payable and accrued expenses of $1,872,086 is deemed to be the responsibility of the current owners of Red Rock and was written-off by the Company in the third quarter of 2021 resulting in a gain of $1,872,086 which is recorded in discontinued operation.

On April 26, 2020, the Company filed a lawsuit against Investors of Red Rock seeking a judgment declaring that convertible secured notes totaling $240,000 issued by Red Rock and purportedly convertible into the Company’s common stock, be deemed null and void. The Company continues to maintain the liability of these Red Rock Investor notes on its balance sheet under discontinued operations together with corresponding accrued interest and related derivative liability. Subsequently, in the first quarter of 2022, the company settled a $40,000 note with one Red Rock Investor. Litigation and settlement discussions continue on the remaining $200,000 of Red Rock Investor notes.

	September 30, 2021	December 31, 2020
Net liabilities of discontinued operations
Accounts payable and accrued expenses	$–	$1,869,961
Accrued interest	214,318	165,065
Convertible debt	240,000	240,000
Derivative liability	378,877	416,669
Net liabilities of discontinued operations	$833,195	$2,691,695

	Three Months Ended September,		Nine Months Ended September,
	2021	2020	2021	2020
(Gain) Loss from discontinued operations
Interest expense	$17,000	$17,189	$51,378	$34,378
Gain from reversal of Red Rock Travel liabilities	$(1,872,086)	$–	$(1,872,086)	$–

Change in derivative liability	(57,766)	28,716	(37,792)	(172,630)
Loss from discontinued operations	$(1,912,852)	$45,905	$(1,858,500)	$(138,252)

15.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

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

Allocation of Goodwill to Reporting Segments

The following table shows our goodwill balances by reportable segment:

	Affordable Housing Rentals	Financial Services	Healthcare	Total

Gross carrying value at December 31, 2020	$–	$3,499,963	$–	$3,499,963
Accumulated impairment	–	–	–	–
Carrying value at December 31, 2020	–	3,499,963	–	3,499,963
Acquisition	–	–	5,790,687	5,790,687
Accumulated impairment	–	–	–	–
Carrying value at September 30, 2021	$–	$3,499,963	$5,790,687	$9,290,650

16.	COMMITMENTS AND CONTINGENCIES

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

The Company recorded operating lease expense of $91,726 and $22,107 for the three months ended September 30, 2021 and 2020, respectively, and operating lease expense of $108,979 and $64,494 for the nine months ended September 30, 2021 and 2020, respectively.

The Company has property leases with future commitments as follows:

Amount
2022	$206,935
2023	79,574
2024	22,925
2025	19,159
2026	4,671
Total	$333,264

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

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. In the third quarter of 2021, the Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000. The total outstanding accrued compensation as of September 30, 2021 and December 31, 2020 was $129,000 and $120,000, respectively.

In April 2021, the Company’s previous Chief Financial Officer was terminated and replaced. The Company agreed to pay the new Chief Financial Officer $156,000 per year along with a bonus of preferred shares based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of September 30, 2021 and December 31, 2020 was $17,057.

The Company entered into a Management Agreement effective May 31, 2021 for compensation to the Principals of the Company’s Nova Ortho and Spine (“Nova”) subsidiary in the form of an annual base salaries of $372,000 to one of the 3 doctors, $450,000 to the second, and $372,000 to the third doctor.

Collectively, as a group, Principals of Nova will receive an annual cash bonus and stock equity set forth in footnote 8 (the “Annual Bonus”). The Annual Bonus will be conditioned upon the Company achieving 100% of the annual objectives of financial performance goals as set forth in footnote 8.

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

On August 6, 2021, a Board Resolution was executed to terminate one of the two employees of Edge View Properties for fraud, deceit, larceny, and thievery for selling property belonging to the Company and personally taking the $162,598 in proceeds. The Company hired counsel to terminate the employee and handle all legal matters for return of monies and criminal prosecution.

17.	INCOME TAXES

At September 30, 2021 the Company had federal and state net operating loss carry forwards of approximately $18,000,000 that expire over various years through the year 2038.

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

Subsequent to September 30, 2021, Paycheck Protection Program Loans totaling $229,500 have been forgiven.

On March 15, 2022 the Company settled a $40,000 promissory note between Red Rock Travel and note holder. The settlement amount was $13,333 payable by the issuance of common shares of stock.

Stock Issuances:

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
(3)	Healthcare (Nova Ortho and Spine) (4) Real Estate (Edge View Properties Inc

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

	As of September 30, 2021	As of December 31, 2020
Assets:
Affordable Housing Rentals	$244,830	$258,813
Financial Services	4,861,481	4,369,195
Healthcare	7,679,720	–
Real Estate	613,738	–
Other	(306,838)	302,139
Consolidated assets	$13,092,931	$4,930,147

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Revenues:
Affordable Housing Rentals	$30,944	$31,993
Financial Services	1,034,422	675,915
Healthcare	2,092,427	–
Real Estate	152,000	–
Total revenues	$3,309,793	$707,908

Cost of Sales:
Affordable Housing Rentals	$22,281	$26,279
Financial Services	454,118	437,707
Healthcare	526,839	–
Real Estate	79,481	–
Total cost of sales	$1,082,719	$463,986

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(2,276)	$(5,683)
Financial Services	(63,715)	(216,224)
Healthcare	1,382,155	–
Real Estate	68,934	–
Total Income (Loss) from operations from subsidiaries	$1,385,098	$(221,907)

Loss From Operations from Cardiff Lexington	$(318,448)	$(308,661)
Total income (loss) from operations	$1,066,650	$(530,568)

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Revenues:
Affordable Housing Rentals	$97,767	$110,820
Financial Services	3,432,819	2,551,325
Healthcare	2,742,001	–
Real Estate	152,000	–
Total revenues	$6,424,587	$2,662,145

Cost of Sales:
Affordable Housing Rentals	$68,269	$81,763
Financial Services	1,328,508	1,228,096
Healthcare	726,289	–
Real Estate	79,481	–
Total cost of sales	$2,202,547	$1,309,859

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(13,984)	$(10,331)
Financial Services	324,761	(134,092)
Healthcare	1,786,434	–
Real Estate	68,934	–
Total Income (Loss) from operations from subsidiaries	$2,166,145	$(144,423)

Loss From Operations from Cardiff Lexington	$(3,831,975)	$(747,211)
Total loss from operations	$(1,665,830)	$(891,634)

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

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Revenues:
Affordable Housing Rentals	$30,944	$31,993
Financial Services	1,034,422	675,915
Healthcare	2,092,427	–
Real Estate	152,000	–
Total revenues	$3,309,793	$707,908

Cost of Sales:
Affordable Housing Rentals	$22,281	$26,279
Financial Services	454,118	437,707
Healthcare	526,839	–
Real Estate	79,481	–
Total cost of sales	$1,082,719	$463,986

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(2,276)	$(5,683)
Financial Services	(63,715)	(216,224)
Healthcare	1,382,155	–
Real Estate	68,934	–
Total Income (Loss) from operations from subsidiaries	$1,385,098	$(221,907)

Loss From Operations from Cardiff Lexington	$(318,448)	$(308,661)
Total income (loss) from operations	$1,066,650	$(530,568)

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Revenues:
Affordable Housing Rentals	$97,767	$110,820
Financial Services	3,432,819	2,551,325
Healthcare	2,742,001	–
Real Estate	152,000	–
Total revenues	$6,424,587	$2,662,145

Cost of Sales:
Affordable Housing Rentals	$68,269	$81,763
Financial Services	1,328,508	1,228,096
Healthcare	726,289	–
Real Estate	79,481	–
Total cost of sales	$2,139,547	$1,309,859

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$(13,984)	$(10,331)
Financial Services	324,761	(134,092)
Healthcare	1,786,434	–
Real Estate	68,934	–
Total Income (Loss) from operations from subsidiaries	$2,166,145	$(144,423)

Loss From Operations from Cardiff Lexington	$(3,831,975)	$(747,211)
Total loss from operations	$(1,665,830)	$(891,634)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2021 and 2020

Revenues were $3,309,793 and $707,908 for the three months ended September 30, 2021 and 2020 an increase of $2,601,885 or 367.5%, respectively. The increase was primarily due to: (i) the acquisition of Nova Ortho which generated revenue of $2,092,427 for the three months ended September 30, 2021, the sale of parcels of land by Edge View of $152,000 and (ii) higher sales in the third quarter of 2021 due primarily to the impact of the COVID-19 pandemic during 2020.

Cost of sales were $1,082,719 and $463,986 for the three months ended September 30, 2021 and 2020 an increase of $618,733 or 133.4%, respectively. The increase was primarily due to: (i) the acquisition of Nova Ortho, the sale of parcels of land by Edge View, and (ii) higher advertising expenses, merchant fees and compensation in the third quarter of 2021.

Gross margins were $2,227,074 and $243,922 for the three months ended September 30, 2021 and 2020 an increase of $1,983,152 or 813.0%, respectively.

Operating expenses were $1,160,424 and $744,490 for the three months ended September 30, 2021 and 2020 an increase of $385,934 or 49.8%, respectively. The increase was primarily due to: (i) the acquisition of Nova Ortho, (ii) an increase in accounting fees and legal fees offset by a decrease in management fees.

Net income was $2,035,970 and $4,264,600 for the three months ended September 30, 2021 and 2020 a decrease of $2,228,630 or 52.3%, respectively.

Nine Months Ended September 30, 2021 and 2020

Revenues were $6,424,587 and $2,662,145 for the nine months ended September 30, 2021 and 2020 an increase of 3,762,442 or 141.3%, respectively. The increase was primarily due to: (i) the acquisition of Nova Ortho which generated revenue of $2,742,001 for the four months ending September 30, 2021, (ii) the sale of parcels of land by Edge View of $152,000 and (iii) higher sales in the nine months ended September 30, 2021 due primarily to the impact of the COVID-19 pandemic during 2020.

Cost of sales were $2,202,547 and $1,309,859 for the nine months ended September 30, 2021 and 2020 an increase of $892,688 or 68.2%, respectively. The increase was primarily due to: (i) the acquisition of Nova Ortho, the sale of parcels of land by Edge View and (iii) higher advertising expenses, merchant fees and compensation in the nine months ended September 30, 2021 due primarily to higher sales and the impact of the COVID-19 pandemic during 2020.

Gross margins were $4,222,040 and $1,352,286 for the nine months ended September 30, 2021 and 2020 an increase of $2,869,754 or 212.2%, respectively.

Operating expenses were $5,887,870 and $2,243,920 for the nine months ended September 30, 2021 and 2020 an increase of $3,643,950 or 162.4%, respectively. The increase was primarily due to: (i) the acquisition of Nova Ortho on May 31, 2021, and (ii) an increase in accounting fees and legal fees.

Net loss was $2,810,930 and $1,061,572 for the nine months ended September 30, 2021 and 2020 an increase of $1,749,358 or 164.8%, respectively.

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

The Company raised $444,500 in convertible notes and $547,050 in SBA and PPP loans during the nine months ended September 30, 2021. Also, the Company entered into an agreement on April 29, 2020 engaging an exclusive financial advisor in connection with a transaction or related series or combination of transactions involving a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination. The advisor is a boutique investment bank created by experienced professionals that have worked together for over a decade, collectively financing over $50 billion of public and private capital raises, restructurings, and mergers and acquisitions. The term of the agreement is 1 year and the fees include shares of common stock and out-of-pocket expenses as defined in the agreement. Additionally, the Company entered into an agreement August 26, 2020 with the same firm to underwrite a registered public offering. The term of the agreement is the earlier of the consummation of the offering or 1 year and fees include cash and equity as defined in the agreement.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from (i) debenture convertible notes and conventional notes payable, (ii) the sale of common stock and preferred stock, and (iii) advances from shareholders. At September 30, 2021, we had $1,212,978 in cash, a working capital deficit of $9,035,731 and total assets of $13,092,931 and total liabilities of $11,999,917.

Net cash provided by (used in) operating activities was $1,348,849 and $443,936 for the nine months ended September 30, 2021 and 2020, respectively. The negative cash flows for the nine months ended September 30, 2021 were primarily due to the net loss of $2,810,930, an increase in accounts receivable of $114,399 and a decrease in accrued interest of $326,881, offset by a decrease in accounts payable and accrued expenses of $594,276. The negative cash flows for the nine months ended September 30, 2020 were primarily due to the net loss of $1,928,552, and a decrease in accounts payable and accrued expenses of $166,867 offset by an increase in accrued officer’s compensation of $219,570.

Net cash used in investing activities was $2,323,642 and $-0- for the nine months ended September 30, 2021 and 2020, respectively. The cash used in investing activities was for the acquisition of the new business.

Net cash provided by financing activities was $3,766,960 and $725,543 for the nine months ended September 30, 2021 and 2020, respectively. The positive cash flows for the nine months ended September 30, 2021 were primarily due to proceeds from convertible notes of $400,000, proceeds from SBA and PPP loans of $547,050, and proceeds from the issuance of preferred stock of $3,000,000 offset by the paydown of the line of credit of $51,927. The positive cash flows for the nine months ended September 30, 2020 were primarily due to proceeds from convertible notes of $415,000, proceeds from PPP loans of $551,900 partially offset by distributions of $187,850.

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

Off Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended September 30, 2021.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_________________

*to be filed by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 30, 2022	CARDIFF LEXINGTON CORPORATION

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

