Form 10-Q/A
period 2021-09-30
Cardiff Lexington Corp
filed 2022-07-05
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment 1

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2021, is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on June 30, 2022.

FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORPORATION

For the Three and Nine Months Ended September 30, 2021

The following financial statements and schedules of the registrant are submitted herewith:

3

EXPLANATORY NOTE

This 10-Q Amendment is filed solely for the purpose of providing the interactive data files for inline XBRL.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
	(Unaudited)	Audited (RESTATED)
Shareholders' equity (deficit)
Preferred stock
Preferred Stock Series B - 3,000,000 shares authorized, par value $.001, stated value $4.00, 1,945,078 and 1,743,279 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	$7,780,312	$6,973,116
Preferred Stock Series C- 500 shares authorized, par value $.001, stated value $4.00, 122 shares issued and outstanding at September 30, 2021 and December 31, 2020	488	488
Preferred Stock Series D- 800,000 shares authorized, par value $.001, stated value $4.00, 37,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	150,000	1,000,000
Preferred Stock Series E- 1,000,000 shares authorized, par value $.001, stated value $4.00, 150,750 shares issued and outstanding at September 30, 2021 and December 31, 2020	603,000	603,000
Preferred Stock Series F- 800,000 shares authorized, par value $.001, stated value $4.00, 175,045 shares issued and RealEstate1Member780 outstanding at September 30, 2021 and December 31, 2020	700,180	700,180
Preferred Stock Series F-1- 800,000 shares authorized, par value $.001, stated value $4.00, 35,752 shares issued and outstanding at September 30, 2021 and December 31, 2020	143,008	143,008
Preferred Stock Series G- 20,000,000 shares authorized, par value $.001, stated value $4.00, 325,244 shares issued and outstanding September 30, 2021 and December 31, 2020	1,300,976	1,300,976
Preferred Stock Series H- 4,859,379 shares authorized, par value $.001, stated value $4.00, 37,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	150,000	476,404
Preferred Stock Series I- 500,000,000 shares authorized, par value $.001, stated value $4.00, 194,885,000 and 195,010,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	779,540,000	780,040,000
Preferred Stock Series J- 10,000,000 shares authorized, par value $.001, stated value of $4.00, 894,834 and zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,579,336	–
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at September 30, 2021 and December 31, 2020	8,201	8,201
Preferred Stock Series L- 100,000,000 shares authorized, par value $.001, stated value $4.00, 319,493 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,277,972	1,277,972
Preferred Stock Series N- 3,000,000 shares authorized, par value $.001, stated value of $4.00, 868,056 and zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,472,224	–
Preferred Stock Series R- 5,000 shares authorized, par value $.001, stated value of $1,200, 165 shares issued and outstanding at September 30, 2021 and December 31, 2020	198,000	198,000
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 165,778,465 and 5,268,797 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	165,776	5,267
Treasury stock; at cost, 212,500 shares of series D preferred stock and 81,601 of series H preferred stock at September 30, 2021 and December 31, 2020, respectively,	(2,365,864)	(2,365,864)
Additional paid-in capital	(727,116,411)	(733,649,827)
Accumulated deficit	(68,494,184)	(65,583,255)
Total shareholders' equity (deficit)	1,093,014	(8,872,334)
Total liabilities and shareholders' equity (deficit)	$13,092,931	$4,930,147

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020 (RESTATED)	2021	2020 (RESTATED)
REVENUE
Rental income	$30,944	31,993	97,767	110,820
Financial Services	1,034,422	675,915	3,432,819	2,551,325
Healthcare	2,092,427	–	2,742,001	–
Other	152,000	–	152,000	–
Total revenue	3,309,793	707,908	6,424,587	2,662,145

COST OF SALES
Rental business	22,281	26,279	68,269	81,763
Financial Services	454,118	437,707	1,328,508	1,228,096
Healthcare	526,839	–	726,289	–
Real Estate	79,481	–	79,481	–
Total cost of sales	1,082,719	463,986	2,202,547	1,309,859

GROSS MARGIN	2,227,074	243,922	4,222,040	1,352,286

OPERATING EXPENSES
Depreciation expense	6,175	319	8,103	956
Transaction costs	–	–	2,777,778	–
Selling, general and administrative	1,154,249	774,171	3,101,989	2,242,964
Total operating expenses	1,160,424	774,490	5,887,870	2,243,920

PROFIT / LOSS FROM OPERATIONS	1,066,650	(530,568)	(1,665,830)	(891,634)

OTHER INCOME (EXPENSE)
Other income	53,703	–	82,385	(5,003)
Change in value of derivative liability	(172,982)	5,119,078	(1,305,596)	891,618

Gain on forgiveness of debt	67,568	–	507,863	–
Gain on change of estimate	66,216	–	184,243	–
Interest expense & finance charge	(936,287)	(78,622)	(1,409,481)	(268,194)
Conversion cost penalty and reimbursement	(3,000)	(10,003)	(13,000)	(14,000)

Amortization of debt discounts	(18,750)	(260,050)	(1,050,014)	(830,980)
Total other income (expenses)	(943,532)	4,770,403	(3,003,600)	(226,559)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	123,118	4,239,835	(4,669,430)	(1,118,193)

LOSS FROM DISCONTINUED OPERATIONS	1,912,852	45,905	1,858,500	(138,252)
GAIN FROM DISPOSAL OF DISCONTINUED OPERATIONS	–	(21,140)	–	194,873
Total income (loss) from discontinued operations	1,912,852	24,765	1,858,500	56,621

NET INCOME (LOSS) FOR THE PERIOD	$2,035,970	$4,264,600	(2,810,930)	(1,061,572)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$0.01	$4.38	$(0.02)	$(6.68)
Discontinued operations	$0.01	$0.03	$0.002	$0.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	150,277,623	968,379	115,230,605	409,666

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

The following tables summarize all warrant outstanding as of September 30, 2021, and the related changes during this period. The warrants expire eight years from grant date, which as of September 30, 2021 is 5.0 years. The intrinsic value of the warrants as of September 30, 2021 was $5.00.

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

Dated: July 5, 2022	CARDIFF LEXINGTON CORPORATION

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

