Form 10-K
period 2021-12-31
Cardiff Lexington Corp
filed 2022-10-21
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) 4 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,990,001.00

Common shares outstanding at October 20, 2022 is 232,796,735 with a par value of $0.001.

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

In the first quarter of 2013, Cardiff Lexington was restructured into a holding company that began targeting the acquisition of undervalued, niche companies with high growth potential, income-producing commercial real estate properties, or high return investments, with the goal of generating the net income required to support a consistent dividend to our shareholders. The reason for this strategy was to protect our shareholders by acquiring profitable small- to minimum-sized businesses with little to no debt, and provide financing and management support to enhance their ability to provide acceptable returns to investors. New classes of preferred stock have been and may continue to be created to streamline voting rights, avoid debt, and acquire new businesses. By December 31, 2021, we had acquired ten businesses. Four of the acquired businesses were merged into two, one was discontinued, and two were sold during 2021. Accordingly, we currently operate the following four businesses, each as a separate subsidiary:

•	We Three, LLC, which operates under the name “Affordable Housing Initiative” or “AHI,” was acquired in April 2014. AHI is located in Maryville, Tennessee. AHI acquires both mobile homes and mobile home parks offering an alternative to traditional housing. Their mobile home business is a popular option for a homeowner wishing to avoid large down payments, expensive maintenance costs, monthly mortgage payments and high property taxes. If bad credit is an issue preventing people from purchasing a traditional house, AHI will provide a financial leasing option with “O” interest on the lease providing a “lease to own” option for their family home. Most homes are 3 bedroom/2bath homes making the dream of owning a home possible.

•	Edge View Properties, Inc., was acquired in July 2014 (“Edge View”). Edge View consists of 30 prime acres of land; 23.5 acres zoned MDR (Medium Density Residential) with 12 lots already platted and 48 lots zoned HDR (High Density Residential), 4 acres of dedicated river front property zoned for recreation on the Salmon River, Idaho’s premier whitewater river and 2.5 acres zoned for commercial use. Three lots were sold during 2021 for a total price of $152,000. All land is in the city limits of Salmon and adjacent to the Frank church Wilderness Park (the largest wilderness park in the lower 48 states).

•	Platinum Tax Defenders, LLC, which we acquired on July 31, 2018, is a full-service tax resolution firm located in Los Angeles, CA. Since 2011, Platinum Tax has been assisting all types of taxpayers resolve any and all issues with IRS and applicable state tax agencies. Platinum Tax provides fee-based tax resolution services to individuals and companies that have federal and state tax liabilities by assisting its clients to settle outstanding tax debts. Specifically, the Platinum Tax teams tax relief services include but are not limited to, back taxes, offer in compromise, audit representation, amending tax returns, tax preparation, tax resolution, wage garnishment relief, removal of bank levies and liens, bookkeeping, and other financial challenges.

•	Nova Ortho and Spine, PLL, was acquired May 31, 2021 and provides a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. From sports injuries, to sprains, strains, and fractures, our doctors are dedicated to helping you return to your active lifestyle. Orthopedic and pain procedure services include hip and knee replacement, shoulder reconstruction, fracture care and hand surgery, as well as spinal surgery in the State of Florida.

Cardiff Lexington divested its holdings in the food services sector: Repicci's Italian Ice and Gelato and Romeo's New York Style Pizza. And divested in one of its tax resolution companies. The companies’ restaurant franchise operations have been hard hit by the economic pressure of the COVID-19 pandemic and the subsequent directives and responses to this crisis taken by the federal, state, and local government. In light of current circumstances arising from the COVID-19 pandemic, management is continuing to evaluate alternatives to mitigate the negative effects of the pandemic on the Company and its shareholders. Cardiff Lexington Board of Directors has narrowed its forward focus to acquisitions in the financial services, healthcare and real estate sectors.

The outbreak of the coronavirus throughout the world, including the United States, during early calendar year 2020 has caused widespread business and economic disruption through mandated and voluntary business closings and restrictions on the movement and activities of people (“COVID-19 Pandemic”). Due to the IRS prolonging individual tax filings, this affected our tax resolution businesses in 2021 and management decided to divest JM Enterprise 1, Inc. (Key Tax Group). The Company’s tax resolution business operations have been hard hit by the economic pressure of the COVID-19 pandemic and the subsequent directives and responses to this crisis taken by the IRS, federal, state, and local governments. Considering these circumstances arising from the COVID-19 pandemic, the Company, as a public reporting company, must evaluate what the Company should and are obligated to do in order to protect shareholders.

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

Cardiff Lexington provides these companies both the enhanced ability to raise money for operations or expansion, and an equity exit and liquidity strategy for the owner, heirs, and/or Investors.

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

Impact of COVID-19 Pandemic

The outbreak of a novel coronavirus throughout the world, including the United States, since early calendar year 2020 through current, has caused widespread business and economic disruption through mandated and voluntary business closings and restrictions on the movement and activities of people (“COVID-19 Pandemic”). We are subject to risks and uncertainties as a result of the COVID-19 Pandemic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion on results of operations for the year ended December 31, 2021. The extent of the impact of the COVID-19 Pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the COVID-19 Pandemic is rapidly evolving in many countries, including the United States and other markets where the Company operates. It is expected that the Company's customers and suppliers may well continue to be impacted which could materially and adversely affect the Company. Our ability to obtain or deliver inventory or services, and our ability to collect accounts receivables as customers may be affected

The financial services segments of the economy was adversely affected by the COVID-19 Pandemic. Management will continue to monitor its businesses and focus our growth primarily in the health industry.

Human Capital

Collectively, Cardiff Lexington and its subsidiaries employ approximately 19 employees and anticipates hiring additional personnel with new acquisitions. We believe that we have good relations with our employees and our employees are not represented by any collective bargaining group or agreement. We believe our ability to attract and retain employees is a key to a successful acquisition strategy.

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

We face significant competition in the markets in which our subsidiaries operate. Platinum Tax has significant competition in most of the markets in which they operate from other local tax resolution entities and from larger national companies. AHI has significant competition from other private companies in the area and a few real estate investment trusts, which compete in the manufactured housing communities Edge View competes in the highly competitive housing industry. Some of our subsidiaries’ competitors may have advantages over us in terms of greater operational, financial, management or other resources in particular markets or in general. Our market position depends on our financing, development and operation capabilities, reputation, experience and track record. There can be no assurance that our current or potential competitors will not offer products or services comparable or superior to those that our subsidiaries offer. Increased competition may result in price reductions, reduced profit margins and loss of market share.

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

ITEM 1A. RISK FACTORS.

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

For the fiscal years ended December 31, 2021 and 2020, our independent registered public accounting firm has included an emphasis of matter paragraph about our ability to continue as a going concern, due to our continued losses and deficiencies in working capital. We believe our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company had operating lease expense of $185,831 and $87,649 for the years ended December 31, 2021 and 2020, respectively, consisting of the followings.

	For the year ended
	December 31, 2021	December 31, 2020

Lot	$0	$408
Office	185,831	87,169
Total	$185,831	$87,649

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

On August 31, 2021, without knowledge or consent of Cardiff Lexington or Edge View Properties and in a manner to conceal his unlawful actions, a property manager used a new company check from Summit National Bank to withdraw $50,000 from the Company Account. The Defendant is being charged with intentional, oppressive, fraudulent, malicious and outrageous damages.  We received the Court’s decision on our Motion for Partial Summary Judgment. In the decision, the Judge denied our Motion for Partial Summary Judgment due to several disputed facts and unanswered questions.  Case is pending.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of August 15, 2022, there were 853 record holders of our common stock, and there were 166,130,069 shares of our common stock outstanding.

Public Market for Common Stock

Our common stock, par value $0.001 per share (the “Common Stock”), is currently quoted on the OTC Pink Market, which is operated by OTC Markets Group Inc. under the symbol “CDIX.” The OTC Pink Market is a quotation service that displays real-time quotes, last-sale prices, and volume information in over the counter, or “OTC,” equity securities. An OTC equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC Pink Market quotation service. These bid prices represent prices quoted by broker-dealers on the OTC Pink quotation service. The quotations reflect inter- dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions. The prices presented have not been adjusted to reflect the impact of a one for ten thousand (1:10,000) reverse stock split of the Company’s common stock effected on April 4, 2020.

	High	Low
December 31, 2021
1st Quarter	$.0660	$.0102
2nd Quarter	$.0240	$.0104
3rd Quarter	$.0165	$.0045
4th Quarter	$.0071	$.0001
December 31, 2020
1st Quarter	$40.00	$.0001
2nd Quarter	$.5100	$.0001
3rd Quarter	$.4200	$.0400
4th Quarter	$.0810	$.0180

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

Recent Sales of Unregistered Securities

On February 11, 2021, the Chairman of the Board and the Chief Executive Officer each converted 62,500 Preferred Series I shares into 25,000,000 restricted common shares for a total of 125,000 Preferred Series I shares into 50,000,000 restricted common shares.

Effective March 29, 2021, $265,000 in principle from convertible debt and conventional debt and $298,195 in accrued interest was converted into 140,799 shares of preferred stock series B with a $4.00 stated value per share. This has been reflected in the statement of deficiency in shareholders’ equity.

As part of the Nova Ortho acquisition, on May 31, 2021, the Company issued 894,834 shares of preferred stock series J with par value $0.001 and a stated value of $4.00, for $3,579,334.

Also, as part of the Nova Ortho acquisition, the Company issued 868,056 shares of preferred stock series N with par value $0.001 and a stated value of $4.00, for $3,000,000 including a discount of $472,224 which was recorded as a reduction to APIC.

On July 22, 2021, the Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000.

Effective December 28, 2021, the Chairman of the Board and Chief Executive Officer each forfeit and surrendered for no consideration 90,000,000 preferred I shares each totaling 180,000,000.

The Company and Key Tax managers have entered into a Buyback Agreement (“Agreement”) which is effective December 31, 2021. Pursuant to the Agreement, Key Tax managers resigned employment from the Company effective December 31, 2021 and has purchased back the subsidiary in exchange for returning 325,244 Preferred Shares Series G stock (“Preferred G”) which is 100% of Preferred G shares. The Key Tax managers will retain zero shares of Preferred G shares subject to the terms of the Agreement. There was a loss on disposal in the amount of $1,201,171, which represented net assets and liabilities at the time of sale back

During the year ended December 31, 2021, the Company converted convertible debt into 109,234,241 shares of common stock.

In the second quarter of 2021, the Company issued 1,627,031 shares of common stock in exchange for professional services.

See footnote #10 to the Company’s consolidated financial statements appearing elsewhere in this report for information on convertible notes payable issued during 2021.

The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving any public offering for each issuance of securities during 2021.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following table provides segment reporting for selected financial data about the Company as of and for the years ended December 31, 2021 and 2020. For detailed financial information, see the audited consolidated financial statements included in this report.

	As of	As of
	December 31, 2021	December 31, 2020
Assets:
Affordable Housing Rentals	$213,876	$258,813
Financial Services	2,212,379	4,369,195
Healthcare	8,092,820	–
Real Estate	611,900	–
Cardiff Lexington	28,940	302,139
Consolidated assets	$11,159,915	$4,930,147

	December 31, 2021	December 31, 2020
Revenues:
Affordable Housing Rentals	$129,803	$138,832
Financial Services	4,313,167	3,314,226
Healthcare	5,413,890	–
Real Estate	152,000	–
Consolidated revenues	$10,008,860	$3,453,058

Cost of Sales:
Affordable Housing Rentals	$79,953	$156,191
Financial Services	1,942,411	1,511,955
Healthcare	1,746,561	–
Real Estate	79,481	–
Consolidated cost of sales	$3,848,406	$1,668,146

Income (Loss) from operations from subsidiaries
Affordable Housing Rentals	$(36,022)	$(40,378)
Financial Services	187,027	(190,338)
Healthcare	3,272,241	–
Real Estate	68,744	–
Income (loss) from operations from subsidiaries	$3,491,990	$(230,716)

Loss from operations from Cardiff Lexington	$(1,865,888)	$(1,573,435)
Total income (loss) from operations	$1,626,102	(1,804,151)

Income (Loss) before taxes
Affordable Housing Rentals	$(36,022)	$(40,378)
Financial Services	187,027	(190,338)
Healthcare	3,272,241	–
Real Estate	68,744	–
Corporate, admin and other non-operating expenses	(3,901,697)	(2,608,572)
Consolidated loss before taxes	$(409,707)	$(2,836,893)

Results of Operations

Revenues. We had revenues in the amount of 10,008,860 and $3,453,058 for the years ended December 31, 2021 and 2020, respectively, an increase of $6,555,802 or 189.9%. The increase in revenue was primarily due to: (i) the acquisition of Nova Ortho which generated revenue of $5,413,890 for the seven months ending December 31, 2021, (ii) the sale of three parcels of land by Edge View for $152,000 and (iii) higher sales in the financial services sector for the twelve months ended December 31, 2021 due primarily to the impact of the COVID-19 pandemic during 2020, offset by a decrease in housing rentals.

Cost of Goods Sold. We had costs of sales in the amount of $3,848,406 and $1,668,146 for the years ended December 31, 2021 and 2020, respectively, an increase of $2,180,260 or 130.7%. The increase in revenue was primarily due to: (i) the acquisition of Nova Ortho which incurred cost of sales of $1,685,625 for the seven months ending December 31, 2021, (ii) the sale of three parcels of land by Edge View which incurred cost of sales of $79,481 and (iii) higher cost of sales for the financial services sector for the twelve months ended December 31, 2021, offset by a decrease in housing rentals.

Operating Expenses. Operating expenses consist of acquisition costs, depreciation expense, and general and administrative expenses. We had operating expenses of $4,534,352 and $3,589,063 for the years ended December 31, 2021 and 2020, respectively, an increase of $945,289 or 26.3%. The increase in operating expenses was primarily due to: (i) the acquisition of Nova Ortho which incurred operating expenses of $395,088 for the seven months ending December 31, 2021, and (ii) higher operating expenses for the financial services sector for the twelve months ended December 31, 2021.

 Amortization of debt discounts. We had amortization of debt discount of $1,051,264 and $1,192,044 for years ended December 31, 2021 and 2020, respectively, a decrease of $140,780 or 11.8%. Amortization of debt discount is related to our convertible debt.

Interest Expense and finance charge. During the years end December 31, 2021 and 2020, interest expense and finance charge was $2,982,844 and $332,704, respectively, an increase of $2,650,140 or 796.5%. The increase is due primarily to finance charges of $2,633,634 for the seven months ended December 31, 2021 for Nova Ortho factoring certain accounts receivables.

Net Loss. As a result of the foregoing, we had a net loss of $409,707 for the year ending December 31, 2021, compared to a net loss for the year ending December 31, 2020 of $2,836,893.

Our activities have a focus on growing revenue and cash flow. We plan to continue this strategy into 2022.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $9,000,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. If we need additional capital, our directors have informally agreed to borrow such funds as may be necessary for the next 12 months for working capital purposes, although they have no obligation to do so.

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

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $595,987 and a working capital deficit of $2,502,813. As of December 31, 2020, we had cash of $279,311 and a working capital deficit of $13,107,015.

Net cash used in operating activities was $844,826 for the year ended December 31, 2021, representing a $903,416 decrease from the prior year ended December 31, 2020. The improvement in cash used in operating activities is primarily due to a $903,416 reduction in loss from operating income.

Net cash used in investing activities was $2,323,642 for the year ended December 31, 2021, used for the acquisition of the new business, compared with cash provided by investing activities of $0 for the year ended the December 31, 2020.

Net cash flows provided by financing activities was $3,676,648 for the year ended December 31, 2021, compared with cash provided by financing activities of $1,150,423 for the year ended December 31, 2020. The increase is due primarily issuance of preferred stock for the acquisition of Nova Ortho.

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

During 2020 and 2021 both the Platinum Tax Subsidiary and the Key Tax Subsidiary (sold at December 31, 2021) secured PPP Funding to sustain their respective payrolls.

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

Current Business Operations

Cardiff Lexington Corp (formerly Cardiff International, Inc.) is currently structured as a company with holdings of various companies.

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

EDGE VIEW PROPERTIES LLC: Edge View Properties was acquired on July 16, 2014, is a real estate company that owns 30 prime acres of land; 23.5 acres zoned MDR (Medium Density Residential) with 12 lots already platted and 48 lots zoned HDR (High Density Residential), 4 acres of dedicated river front property zoned for recreation on the Salmon River, Idaho’s premier whitewater river and 2.5 acres zoned for commercial use. Three lots were sold during 2021 for a total price of $152,000. All land is in the city limits of Salmon and adjacent to the Frank church Wilderness Park (the largest wilderness park in the lower 48 states). Edgeview’s plan is to enter into a joint venture agreement with a planned concept developer to develop the land.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the years ended December 31, 2021 and 2020, the Company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cardiff Lexington Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cardiff of Lexington Corp. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Critical Audit Matter Description

At December 31, 2021, the Company had approximately $7.9 million of goodwill. As discussed in Note 1 and Note 14 to the consolidated financial statements, goodwill is tested annually for impairment at the reporting unit level, or more frequently if impairment indicators arise. In accordance with the FASB revised guidance on “Testing of Goodwill for Impairment,” a company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company decides, as a result of its qualitative assessment, that it is more-likely- than- not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Auditing the Company’s goodwill impairment analyses was complex and highly judgmental due to the nature of qualitive assessment and, where necessary, the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as future operating results, cash flows and the weighted average cost of capital. These significant assumptions are forward looking and could be materially affected by future market or economic conditions.

How we addressed the matter:

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process, including controls over management’s review of the significant assumptions described above.

Our audit procedures to test the Company’s goodwill impairment analyses included evaluating the reasonableness of management’s qualitative assessments and in certain instances the estimated fair value of the Company’s reporting units. In evaluating estimated fair value of reporting units we, among others, evaluated management’s significant assumptions described above and used within the fair value method, and tested the completeness and accuracy of the underlying data. We engaged our valuation specialists to assist in assessing fair valuation methodologies utilized in the Company’s goodwill impairment analyses. We compared certain significant assumptions to existing market information and, where relevant, to the plans of the Company, including management’s expectations with regard to the Company’s business model, customer base, product mix and other relevant factors. We assessed the historical accuracy of management’s projected cash flows, where applicable, and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We involved our valuation specialists to assist in evaluating the discount rates, which included comparison of the selected discount rates to the Company’s weighted average cost of capital and the risk associated with projected cash flows. Finally, we assessed the adequacy of the disclosures in the consolidated financial statements.

/s/ Grassi & Co., CPAs, P.C.

Jericho, New York

October 21, 2022

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cardiff Lexington Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cardiff Lexington Corporation (the Company) at December 31, 2020, and the related consolidated statements of operations, deficiency in shareholder’s equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2, the accompanying 2020 consolidated financial statements for the have been restated.

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

Intangible Assets Impairment Assessments

As described in Note 14 to the consolidated financial statements, the Company has goodwill of $3.5 million at December 31, 2020. In most cases, no directly observable market inputs are available to measure the fair value to determine if the asset is impaired. Therefore, an estimate is derived indirectly and is based on net present value techniques utilizing post-tax cash flows and discount rates. The estimates that management used in calculating the net present values depend on assumptions specific to the nature of the management service activities with regard to the amount and timing of projected future cash flows; long-term professional service forecasts; actions of competitors (competing services), future tax and discount rates.

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

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021, AND 2020

	December 31,
	2021	2020
		(Restated)
ASSETS
Current assets
Cash	$595,987	$279,311
Accounts receivable-net	4,948,796	16,377
Prepaid and other current assets	5,000	–
Total current assets	5,549,783	295,688

Property and equipment, net of accumulated depreciation of $218,471 and $205,443, respectively	259,030	211,799
Land	540,000	603,000
Intangible assets, net	–	253,550
Goodwill	4,483,656	3,499,963
Right of use - assets	283,622	52,567
Due from related party	4,942	–
Other assets	38,882	13,600
Total assets	$11,159,915	$4,930,147

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$1,392,722	$617,073
Accrued expenses - related parties	2,961,057	2,196,222
Accrued interest	449,455	722,815
Right of use - liability	176,285	54,185
Due to director & officer	126,765	126,849
Deferred revenue	–	353,830
Line of credit	–	51,927
Preferred stock to be issued	–	222,000
Notes payable	458,177	947,912
Notes payable - related party	–	37,885
Convertible notes payable, net of debt discounts of $0 and $108,321, respectively	2,077,753	2,476,647
Derivative liabilities	–	2,903,663
Net, liabilities of discontinued operations	471,318	2,691,695
Total current liabilities	8,113,532	13,402,703

Other Liabilities
Notes payable	142,755	399,778
Operating lease liability – long term	122,264	–

Total liabilities	$8,378,551	$13,802,481

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

AS OF DECEMBER 31, 2021 AND 2020 (Restated)

Shareholders' equity (deficit)
Preferred stock
Preferred Stock Series B- 3,000,000 shares authorized, no par, stated value of $4.00, 1,945,078 and 1,733,254 shares issued and outstanding at December 31, 2021 and 2020, respectively	$7,780,313	$7,056,977
Preferred Stock Series C- 500 shares authorized, no par, stated value of $4.00, 122 and 122 shares issued and outstanding at December 31, 2021 and 2020, respectively	488	488
Preferred Stock Series D- 800,000 shares authorized, no par, stated value $4.00, 37,500 and 250,000 shares issued and outstanding at December 31, 2021 and 2020	150,000	1,000,000
Preferred Stock Series E- 1,000,000 shares authorized, no par, stated value $4.00, 150,750 and 150,750 shares issued and outstanding at December 31, 2021 and 2020, respectively	603,000	603,000
Preferred Stock Series F- 800,000 shares authorized, no par, stated value $4.00, 175,045 and 175,045 shares issued and outstanding at December 31, 2021 and 2020, respectively	700,180	700,180
Preferred Stock Series F-1- 800,000 shares authorized, no par, stated value $4.00, 35,752 and 35,752 shares issued and outstanding at December 31, 2021 and 2020, respectively	143,008	143,008
Preferred Stock Series G- 20,000,000 shares authorized, no par, stated value $4.00 zero and 325,444 shares issued and outstanding at December 31, 2021 and 2020	–	1,300,976
Preferred Stock Series H- 4,859,379 shares authorized, no par, stated value $4.00, 37,500 shares issued and outstanding at December 31, 2021 and 2020, respectively	150,000	476,404
Preferred Stock Series I- 500,000,000 shares authorized, with par value of $4.00, 14,885,000 and 195,010,000 issued and outstanding at December 31, 2021 and 2020, respectively	59,540,000	780,040,000
Preferred Stock Series J-10,000,000 shares authorized, no par, stated value $4, 894,834 and -0- shares issued and outstanding at December 31, 2021 and 2020	3,579,336	–
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at December 31, 2021 and 2020	8,201	8,201
Preferred Stock Series K1- 35,000,000 shares authorized, par value of $.001, -0- shares issued and outstanding at December 31, 2021 and 2020, respectively	–	–
Preferred Stock Series L- 100,000,000 shares authorized, no par, stated value $4.00, 319,493 shares issued and outstanding at December 31, 2021 and 2020	1,277,972	1,277,972
Preferred Stock Series N-3,000,000 shares authorized, no par, stated value $4, 868,058 and -0- shares issued and outstanding at December 31, 2021 and 2020	3,472,224	–
Preferred Stock Series R-5,000 shares authorized, stated value of $1,200, 165 shares issued and outstanding at December 31, 2021 and 2020	198,000	198,000
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 166,130,069 and 5,268,797 shares issued and outstanding at December 31, 2021 and 2020, respectively	167,421	5,267
Treasury stock; 619,345 and 294,101 shares of Series H Preferred stock at December 31, 2021 and 2020	(4,967,686)	(2,365,864)
Additional paid-in capital	(3,826,349)	733,733,688
Accumulated deficit	(66,194,744)	(65,583,252)
Total shareholders' equity (deficit)	2,781,364	(8,872,334)

Total liabilities and shareholders' equity	$11,159,915	$4,930,147

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	DECEMBER 31,
	2021	2020
		(Restated)
REVENUE
Rental income	$129,803	$138,832
Financial services	4,313,167	3,314,226
Healthcare	5,413,890	–
Real estate	152,000	–
Total revenue	10,008,860	3,453,058

COST OF SALES
Rental business	79,953	156,191
Financial services	1,942,411	1,511,955
Healthcare	1,746,561	–
Real estate	79,481	–
Total cost of sales	3,848,406	1,668,146

GROSS MARGIN	6,160,454	1,784,912

OPERATING EXPENSES
Depreciation expense	13,886	1,274
Selling, general and administrative	4,520,466	3,587,789
Total operating expenses	1,626,102	3,589,063

INCOME (LOSS) FROM OPERATIONS	(1,090,740)	(1,804,151)

OTHER INCOME (EXPENSE)
Other income (loss)	32,629	–
Gain on divestiture	788,500	–
Change in derivative liability	–	434,714
Gain on change of estimate	170,964	–
Interest expense	(2,982,844)	(332,704)
Conversion cost penalty and reimbursement	(13,000)	(25,400)
Amortization of debt discounts	(1,051,264)	(1,192,044)
Total other income (expenses)	(3,055,015)	(1,115,434)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(1,428,913)	(2,919,585)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	2,220,377	(112,181)

GAIN (LOSS) FROM DISPOSAL OF DISCONTINUED OPERATIONS	(1,201,171)	194,873

INCOME FROM DISCONTINUED OPERATIONS	1,019,206	82,692
NET LOSS FOR THE YEAR	$(409,707)	$(2,836,893)

Deemed dividend - modification of preferred stock	–	(1,605,266)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(409,707)	$(4,442,159)

BASIC EARNINGS (LOSS) PER SHARE
CONTINUED OPERATIONS	$(0.01)	$(4.98)
DISCONTINUED OPERATIONS	$0.01	$0.09

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUED OPERATIONS	$(0.01)	$(4.98)
DISCONTINUED OPERATIONS	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC EARNING (LOSS) PER SHARE
CONTINUED OPERATIONS	128,021,527	908,485
DISCONTINUED OPERATIONS	128,021,527	908,485

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED EARNINGS (LOSS) PER SHARE
CONTINUED OPERATIONS	128,021,527	908,485
DISCONTINUED OPERATIONS	110,239,662,132	1,444,295,967,109

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock Series A, I, K, K-1		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Stock, Series C and R
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2019 (Restated)	204,647,720	$780,049,638	2,989,528	$11,958,113	285	$198,480
Issuance of preferred stock for services	10,000	10	31,000	124,000	2	8
Issuance of common stock in exchange for preferred stock	(1,447,157)	(1,447)	–	–	–	–
Issuance of preferred stock in exchange for common stock	–	–	119,101	476,404	–	–
Issuance of common stock for services	–	–	–	–	–	–
Issuance of common stock	–	–	–	–	–	–
Distribution from an entity	–	–	–	–	–	–
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–
Sale of subsidiary	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance December 31, 2020 (Restated)	203,210,563	$780,048,201	3,139,629	$12,558,517	287	$198,488

Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify derivative liabilities to additional paid in capital	–	–	–	–	–	–
Surrender of Preferred I shares	(180,000,000)	(720,000,000)	–	–	–	–
Issuance of common stock in exchange for preferred I shares	(125,000)	(500,000)	–	–	–	–
Warrants issued with indebtedness	–	–	–	–	–	–
Issuance of preferred stock series J	–	–	579,768	3,579,336	–	–
Issuance of preferred stock series N	–	–	868,056	3,472,224	–	–
Issuance of preferred stock series B	–	–	201,799	807,196	–	–
Issuance of common stock for services	–	–	–	–	–	–
Distribution of dividend	–	–	–	–	–	–
Divestiture of subsidiary	–	–	(325,244)	(2,561,241)	–	–
Issuance of warrant	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, December 31, 2021	23,085,563	$59,548,201	4,464,008	$17,856,032	287	$198,488

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY) (continued)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2019 (Restated)	–	$–	67,742	$68	$(736,374,493)	$(62,558,509)	$(6,726,704)
Issuance of preferred stock for services	–	–	–	–	(124,018)	–	–
Issuance of common stock in exchange for preferred stock	–	–	3,500	4	1,444	–	–
Issuance of preferred stock in exchange for common stock	–	–	(320)	(1)	(476,403)	–	–
Issuance of common stock for services	–	–	18,000	18	(18)	–	–
Issuance of common stock	–	–	163,814	164	(164)	–	–
Distribution from an entity	–	–	–	–	–	(187,853)	(187,853)
Conversion of convertible notes payable	–	–	5,014,697	5,014	262,959	–	267,973
Reclassify Derivative liabilities to Additional Paid in Capital upon conversion of debt	–	–	–	–	611,143	–	611,141
Sale of subsidiary	(294,101)	(2,365,864)	–	–	2,365,864	–
Net loss	–	–	–	–	–	(2,836,893)	(2,836,893)
Balance December 31, 2020 (Restated)	(294,101)	$(2,365,864)	5,267,433	$5,267	$(733,733,688)	$(65,583,255)	$(8,872,334)

Conversion of convertible notes payable	–	–	109,234,241	109,234	804,991	–	914,225
Reclassify derivative liabilities to additional paid in capital upon conversion of debt	–	–	–	–	644,997	–	644,997
Surrender of Preferred I shares	–	–	–	–	720,000,000	–	–
Issuance of common stock in exchange for preferred I shares	–	–	50,000,000	50,000	450,000	–	–
Warrants issued with indebtedness	–	–	–	–	260,433	–	260,433
Issuance of preferred stock series J	–	–	–	–	–	–	3,579,336
Issuance of preferred stock series N	–	–	–	–	(347,222)	–	3,125,002
Issuance of preferred stock series B	–	–	–	–	–	–	807,196
Issuance of common stock for services	–	–	1,628,395	2,920	27,404	–	30,324
Distribution of dividend	–	–	–	–	–	(201,782)	(201,782)
Divestiture of subsidiary	(325,244)	(2,601,822)	–	–	5,163,063	–	–
Reclass of derivative liability due to change in accounting policy	–	–	–	–	2,903,663	–	2,903,663
Net loss	–	–	–	–	–	(409,707)	(409,707)
Balance, December 31, 2021	(619,345)	$(4,967,686)	166,130,069	$167,421	$(3,826,349)	$(66,194,744)	$2,781,364

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	2021	2020
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(409,707)	$(2,919,585)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	35,334	23,100
Amortization of loan discount	1,051,264	1,183,147
Change in value of derivative liability	–	(434,714)
Gain on forgiveness of debt	(739,450)	–
(Increase) decrease in:
Accounts receivable	(1,100,277)	83,163
Right of use - assets	100,715	38,232
Prepaids and other current assets	(30,282)	20,234
Land	63,000	–
Increase(decrease) in:
Accounts payable & Accrued expense	190,302	(156,678)
Due to from related party	(42,827)	–
Accrued officers compensation	764,835	748,735
Accrued interest	(265,860)	185,820
Right of use - liabilities	(108,043)	(38,143)
Preferred shares to be issued	–	222,000
Due to officers and shareholders	–	23,338
Deferred revenue	(353,830)	117,935
Net cash provided by (used in) operating activities	(844,826)	(903,416)

Net cash from Discontinued Operations - Operating	(191,504)	(44,598)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,407)	–
Acquisition of Nova Ortho and Spine PLLC, net of cash acquired	(2,320,235)	–
Net cash used in investing activities	(2,323,642)	–

Net cash from Discontinued Operations - Investing	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

FINANCING ACTIVITIES
Repayments to directors and officers	$–	$(9,500)
Proceeds from convertible notes payable	444,500	746,072
Proceeds from notes payable - related party	–	127,445
Proceeds from notes payable	–	706,807
Proceeds from PPP loan and SPA loans	547,050	–
Repayment of credit line	(51,927)	(39,172)
Repayment to convertible notes payable	(30,777)	(27,106)
Repayments to notes payable - related party	–	(163,316)
Payment of notes payable - 3rd party	(28,318)	(2,957)
Dividend on preferred stock	(203,880)	(187,850)
Issuance of preferred stock series N	3,000,000	–
Net cash provided by financing activities	3,676,648	1,150,423

NET INCREASE IN CASH AND CASH EQUIVALENTS	316,676	202,409

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	279,311	76,902

CASH AND CASH EQUIVALENTS, END OF YEAR	$595,987	$279,311

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$127,242	$379,892

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$885,691	$196,291
Common stock issued for settlement of accrued expense	$388,143	$49,466
Preferred stock issued for business acquisition	$3,579,336	$–
Preferred stock issued upon conversion of notes payable and accrued interest	$563,196	$–
Derivative liability settled upon conversion	$1,396,610	$611,141

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Romeo’s Alpharetta, LLC dba Romeo’s NY Pizza (“Romeo’s Pizza”), acquired September 30, 2014; Sold July 1, 2020.

Edge View Properties, Inc., (“Edge View”) acquired July 16, 2014

Repicci’s Franchise Group, LLC (“Repicci’s Group”), acquired August 10, 2016; Sold June 1, 2020.

Platinum Tax Defenders, LLC (“Platinum Tax”), acquired July 31, 2018

JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), acquired May 8, 2019; Sold December 31, 2021

Red Rock Travel Group, LLC (“Red Rock”), acquired July 31, 2018, discontinued May 31, 2019

Nova Ortho and Spine, PLLC (“Nova”), acquired May 31, 2021

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff, and its wholly-owned subsidiaries: AHI, Edge View, Platinum Tax, Nova Ortho and Spine and subsidiaries shown as discontinued operations includes Red Rock, Romeo’s, Repicci’s and Key Tax. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported consolidated financial results. Subsidiaries discontinued are shown as discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

Change in Capital Structure

In the first quarter of 2020, the Company announced a reverse split of several of its Preferred Stock Classes effective December 31, 2020.

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

Accounts Receivable

Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible which was $0 and $21,870 as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, and December 31, 2020, the Company had accounts receivable of $4,948,796 and $16,377, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the years ended December 31, 2021 and 2020, the Company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

Established billing rates are not the same as actual amounts recovered for our healthcare subsidiary.  They generally do not reflect what the Company is ultimately paid and therefore are not reported in our consolidated financial statements.  The Company is typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units (“RVU's”) and a suggested range of charges for each procedure which is then assigned a CPT code.

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

For the years ended December 31, 2021 and 2020, the Company recorded $0 and $21,870 of bad debt expense, respectively. Additionally, the Company has not recorded any estimate for expected chargebacks.

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

Rental Income

The Company’s rent revenue is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section ASC 842, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying consolidated balance sheets as of December 31, 2021 and December 31, 2020. There are no contingent rentals included in income in the accompanying consolidated statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations and changes in members’ equity. The Company recognized advertising and marketing expense of $1,301,050 and $1,511,955 for the years ended December 30, 2021 and 2020, respectively.

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

For the periods ended December 31, 2021 and 2020, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of December 31, 2021, the Company has sustained recurring losses and accumulated a working capital deficit of approximately $5,975,487. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion accounting models. As a result, the Company’s convertible debt instruments will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. Management has adopted ASU 2020-06 as of the filing of this December 31, 2021 Form 10-K. Upon adoption of ASU 2020-06, we reclassified the previously identified beneficial conversion features to the associated debt.  We also determined, that in accordance with ASU 2017-11, such beneficial conversion features are not considered a liability classified derivative.

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

The following table summarizes the impacts of the error corrections on the Company's financial statements for each of the periods presented below:

i. Balance sheet

	Impact of correction of error
December 31, 2020	As previously reported	Adjustments	As restated

Total assets	$4,930,147	$–	$4,930,147

Derivative liability	2,405,358	498,305	2,903,663
Net, liabilities of discontinued operations	2,441,965	249,730	2,691,695
Other	8,207,123	–	8,207,123
Total liabilities	13,054,446	748,035	13,802,481

Accumulated deficit	(64,835,220)	(748,035)	(65,583,255)
Others	56,710,921	–	56,710,921
Total deficiency in shareholders' equity	$(8,124,299)	$(748,035)	$(8,872,334)

ii. Statement of operations

	Impact of correction of error
Year ended December 31, 2020	As previously reported	Adjustments	As restated

Loss from operations	$(1,804,151)	$–	$(1,804,151)
Change in value of derivative liability	379,892	54,822	434,714
Others	(1,550,148)	–	(1,550,148)
Other income (expense)	(1,170,256)	54,822	(1,115,434)
Net loss before discontinued operations	(2,974,407)	54,822	(2,919,585)
Loss from discontinued operations	(125,599)	13,418	(112,181)
Gain from discontinued operations	194,873	–	194,873
Income (loss) from discontinued operations	69,274	13,418	82,692
Net loss	(2,905,133)	68,240	(2,836,893)
Deemed dividend on preferred stock	–	(1,605,266)	(1,605,266)
Net loss attributable to common stockholders	$(2,905,133)	$(1,537,026)	$(4,442,159)
Basic Earnings (loss) per Share
Continued Operations	$(3.20)		$(4.98)
Discontinued Operations	$0.08		$0.09
Diluted Earnings (loss) per Share
Continued Operations	$(3.20)		$(4.98)
Discontinued Operations	$–		$0.00
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	908,485		908,485
Discontinued Operations	908,485		908,485
Weighted Average Shares Outstanding - Diluted Earnings (loss) per Share
Continued Operations	908,485		908,485
Discontinued Operations	1,444,295,967,109		1,444,295,967,109

3.	ACQUISITIONS

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

Nova Ortho and Spine, PLLC
Cash	$177,977
Accounts receivable	4,052,213
Property and equipment	92,064
Other assets	342,493
Goodwill	2,391,608
Liabilities	(977,021)
Total	$6,079,334

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2021	2020
Accounts payable	$170,914	$119,653
Accrued credit cards	16,466	28,548
Accrued expense – previously factored liability	846,754	–
Accrued income taxes, and other taxes	7,553	282,798
Accrued professional fees	270,827	27,727
Accrued advertising	39,886	75,963
Accrued payroll	39,959	27,569
Accrue expense - other	363	54,815
Total	$1,392,722	$617,073

The Company is delinquent paying certain income and property taxes. As of December 31, 2021 and 2020, the balance for these taxes, penalties and interest is $7,553 and $276,614.

5.	PLANT AND EQUIPMENT, NET

Property and equipment as of December 31, 2021 and December 31, 2020 is as follows:

	December 31, 2021	December 31, 2020
Residential housing	$319,856	$341,205
Medical equipment	35,974	–
Computer Equipment	9,189	–
Furniture, fixtures and equipment	96,532	76,017
Leasehold Improvement	15,950	–

Total	477,501	417,222
Less: accumulated depreciation	(218,471)	(205,443)
Property and equipment, net	$259,030	$211,779

For the years ended December 31, 2021 and 2020, depreciation expense was $35,334 and $23,100, respectively. For the years end December 31, 2021 and 2020, the Company recorded depreciation expense of $13,886 and $1,274 in operations expense and $21,448 and $21,826 in cost of goods sold, respectively.

6.	LAND

During the year ended December 31, 2021, the Company sold 3 lots for $152,000. and had 27 acres of land of approximately $540,000 as of December 31, 2021. As of December 31, 2020, the Company had 30 acres of land of approximately $603,000 located in Salmon, Idaho, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into a residential community.

7.	LINE OF CREDIT

At December 30, 2021 and December 31, 2020, the Company had a revolving line of credit with a financial institution for $92,500, expires February 2, 2021, which was personally guaranteed by the manager of the subsidiary, accrues interest at prime (3.25% at December 30, 2021 and December 31, 2020) plus 3.45%, for a total rate of 6.70%. As of December 31, 2021 and 2020, the Company had balance of $0 and $51,927, respectively.

8.	RELATED PARTY TRANSACTIONS

On February 11, 2021, the Chairman of the Board and the Chief Executive Officer each converted 62,500 Preferred Series I shares into 25,000,000 restricted common shares for a total of 125,000 Preferred Series I shares into 50,000,000 restricted common shares.

Effective December 28, 2021, the Chairman of the Board and Chief Executive Officer each forfeit and surrendered for no consideration 90,000,000 Preferred I shares each, totaling 180,000,000.

The Company assumed notes payable from the previous owners of which are currently managers of certain subsidiaries related to the acquisition of Key Tax on May 8, 2019. These notes and loans are due on demand and do not bear interest. The balance of these notes and loans are $153,925 due from the previous owners at December 31, 2021 and $35,164 due to the previous owners at December 31, 2020, respectively.

From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of December 31, 2021 and 2020 were $37 and $2,721 respectively.

The Company assumed amounts due to previous owners who are current managers Edge View Properties Inc. related to the acquisition on July 16, 2014. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 due from the previous owners as of December 31, 2021 and $50,021 due to the previous owners at December 31, 2020, respectively. On August 6, 2021, a Board Resolution was executed to terminate one of the two employees of Edge View Properties for fraud, deceit, larceny, and thievery for selling property belonging to the Company and personally taking the $162,598 in proceeds. The Company hired counsel to terminate the employee and handle all legal matters for return of monies and criminal prosecution.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive granted in 2020 to the Chief Executive Officer based on his employment agreement since July 1, 2020 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chief Executive Officer $300,000 per year. The total outstanding accrued compensation as of December 31, 2021 and 2020 were $1,415,000 and $1,035,000, respectively.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive to the Chairman of the Board based on his employment agreement since July 1, 2020 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chairman of the Board $300,000 per year. The total outstanding accrued compensation as of December 31, 2021 and 2020 were $1,400,000 and $1,020,000, respectively.

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. In the third quarter of 2021, the Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000. The total outstanding accrued compensation as of December 31, 2021 and 2020 was $159,000 and $120,000, respectively.

The Company pays $156,000 per year to the Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of December 31, 2021 and 2020 was $17,057.

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

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of December 31, 2021 and 2020, the Company owed the Chairman $126,765 and $126,849, respectively.

9.	NOTES AND LOANS PAYABLE

Notes payable at December 31, 2021 and 2020, respectively, are summarized as follows:

	December 31, 2021	December 31, 2020
Notes and Loans Payable	$600,932	$1,347,690
Less current portion	(458,177)	(947,912)
Long-term portion	$142,755	$399,778

Long-term debt matures as follows:

Amount
2022	$458,177
2023	4,923
2024	4,923
2025	4,923
2026	4,923
Thereafter	123,063
Total	$600,932

Notes and Loans Payable – Related Party

The Company assumed notes payable from the previous owners of which are currently managers of Key Tax related to the acquisition of Key Tax on May 8, 2019 and these amounts have been divested and returned to the previous owners. The notes are due on demand and do not bear interest. The balance of these notes and loans are zero as of December 31, 2021 and $36,642 as of December 31, 2020. From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of December 31, 2021 and 2020, were $37 and $2,721 respectively. The amounts due to the previous owners of Edge View were from the original acquisition of the subsidiary and the balance at December 31, 2021 is a receivable of $8,209 and at December 31, 2020 is a liability of $50,021, respectively.

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company entered into a preferred debenture agreement for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. No warrants had been exercised before the expiration. The balance of the note was $10,989 at December 31, 2021 and 2020. The accrued interest of the note was $4,910 and $3,591 at December 31, 2021 and 2020, respectively.

On September 7, 2011, the Company entered into a Promissory Note agreement for $50,000. The note bore interest at 8% per year and matured on September 7, 2016. Effective March 29, 2021, the principal balance of $50,000 and accrued interest of $37,282 were converted into shares of preferred stock. This note was converted to preferred stock in the first quarter. See footnote 12, Capital Stock. The balance of the note was -0- at December 31, 2021 and $50,000 at December 31, 2020. The accrued interest of the note was -0- and $37,822 at December 31, 2021 and December 31, respectively.

On November 17, 2011, the Company entered into a Promissory Note agreement for $50,000. The note bore interest at 8% per year and matured on November 17, 2016. Effective March 29, 2021, the principal balance of $50,000 and accrued interest of $36,505 were converted into shares of preferred stock. This note was converted to preferred stock in the first quarter. See footnote 12, Capital Stock. The balance of the note was -0- at December 31, 2021 and $50,000 December 31, 2020. The accrued interest of the note was -0- and $55,500 at December 31, 2021 and 2020, respectively.

On March 11, 2009, the Company entered into a Promissory Note agreement for $15,000. The note bore interest at 12% per year and matured on April 29, 2014. Effective March 29, 2021, the principal balance of $15,000 and accrued interest of $19,465 were converted into shares of preferred stock. This note was converted to preferred stock in the first quarter. See footnote 12, Capital Stock. The balance of the note was -0- at December 31, 2021 and $15,000 at December 31, 2020. The accrued interest of the note was -0- and $21,265 at December 31, 2021 and 2020, respectively.

On September 9, 2019, the Company obtained a promissory note for $410,000 at 10% interest and matured on September 9, 2020. On November 10, 2020, the Company entered into addendum No. 1 on the note extending the maturity date until December 31, 2020. On May 4, 2021, the Company entered into addendum No. 2, whereby the maturity date shall be amended to be November 3, 2021, accrued interest of $22,266 was added to the principal balance of $410,000 resulting in a new principal balance of $432,266 at May 4, 2021 and interest accruing at the rate of 24%. The principal balance was $432,266 and $410,000 at December 31, 2021 and 2020, respectively. The accrued interest of the note was $137,345 and $53,805 at December 31, 2021 and 2020, respectively.

The Company obtained short-term loans from unsecured sources. These short-term loans were due on demand and accrue interest at 18%. This subsidiary was divested 12-31-21 and these loans were eliminated.

Paycheck Protection Program (“PPP”) Loans

On April 14, 2020, the Company obtained a PPP loan for $127,400 at an interest rate of 1% with a maturity date of April 14, 2022. This loan has been forgiven as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and was recognized as a gain from forgiveness of debt in the amount of $128,640 recorded in other income and expenses in the consolidated statement of operations. The principal and accrued interest at December 31, 2021 was -0- and the principal and accrued interest at December 31, 2020 was $127,400 and $923 respectively.

On May 8, 2020, the Company obtained a PPP loan for $257,500 at an interest rate of 1% with a maturity date of May 8, 2022. This loan has been forgiven as part of the CARES Act and was recognized as a gain from forgiveness of debt in the amount of $261,675 recorded in other income and expenses in the consolidated statement of operations. The principal and accrued interest at December 31, 2021 was -0- and the principal and accrued interest at December 31, 2020 was $257,500.

On February 19, 2021, the Company obtained a PPP loan of $229,500 at an interest rate of 1% with a maturity date of February 19, 2023. This loan has been forgiven as part of the CARES Act and was recognized as a gain from forgiveness of debt in the amount of $231,374 recorded in other income and expenses in the consolidated statement of operations. The principal and accrued interest at December 31, 2021 was -0-.

On February 23, 2021, the Company obtained a PPP loan of $117,550 at an interest rate of 1% with a maturity date of February 23, 2023. This loan has been forgiven as part of the CARES Act and was recognized as a gain from forgiveness of debt in the amount of $118,130 recorded in other income and expenses in the consolidated statement of operations. The principal balance and accrued interest at December 31, 2021 was -0-. This note was forgiven in the third quarter of 2021.

Small Business Administration (“SBA”) Loans

On June 2, 2020, The Company obtained an SBA loan of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at December 31, 2021 was $147,677 and $5,723, respectively, and principal and accrued interest at December 31, 2020 was $149,900 and $3,310, respectively.

On October 7, 2020, the Company obtained an SBA loan for $150,000 at an interest rate of 3.50% with a maturity date of October 7, 2050. On August 31, 2021, this SBA loan was amended to add an additional $200,000 of principal to the original note and the new interest rate was increased to 3.75%. The principal balance and accrued interest at December 31, 2021 was $349,900 and $9,608, respectively, and principal and accrued interest at December 31, 2020 was $149,900 and $1,239 respectively.

On April 12, and June 16, 2020, the Company obtained SBA grants totaling $20,000 at interest rate of 5% and mature in one year from advance, if not forgiven. The principal balance and accrued interest at December 31, 2021 was $10,000 and $860, respectively, and principal and accrued interest at December 31, 2020 was $20,000 and $628 respectively.

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

As of December 31, 2021, and 2020, the Company had convertible debt outstanding of $2,077,753 and $2,584,967, respectively. During the year ending December 31, 2021, the Company had proceeds of $444,500 from convertible notes and repaid $66,315 to convertible noteholders. There are debt discounts associated with the convertible debt of $0 and $108,320 at December 31, 2021 and 2020, respectively. For the year ended December 31, 2021 and 2020, the Company recorded amortization of debt discounts of $1,051,264 and $1,192,044, respectively.

During the year ended December 31, 2021, the Company converted $885,691 of convertible debt principal, $388,143 in accrued interest and $13,000 in penalties and fees into 109,234,241 shares of the company’s Common Stock.

During the years ended December 31, 2020, the Company converted $196,291 of convertible debt, $49,466 in accrued interest, and $53,255 in penalties and fees into 5,014,696 shares of the company’s Common Stock.

In addition to the conversions of convertible debt into common stock, the Company converted convertible debt principal of $150,000 and accrued interest of $225,800 into 140,799 shares of preferred series B stock. The series B stock has a par value of $.001 and a stated value of $4.00 per share.

Convertible notes as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021	December 31, 2020
Convertible notes payable	$2,077,753	$2,584,967
Discounts on convertible notes payable	–	(108,320)
Total convertible debt less debt discount	2,077,753	2,476,647
Current portion	2,077,753	2,476,647
Long-term portion	$–	$–

Convertible Notes Payable – Unrelated Party

Note 1

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

Note 8

On March 8, 2016, the Company entered into a 15% convertible promissory note in the principal of $50,000 with an unrelated entity for services rendered. Note 8 is matured on March 8, 2017. Note 8 is currently in default and accrues at a default interest rate of 20%.

Note 9

On September 12, 2016, the Company entered into a 10% convertible promissory note in the principal of $80,000 with an unrelated entity for services rendered. Note 9 is matured on September 12, 2017 Note 9 is currently in default and accrues at a default interest rate of 20%.

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

Note 13-1 & -2

On April 21, 2017, the Company entered into a convertible promissory note with an unrelated entity in the amount $330,000, with original issue discount of $30,000 for net cash to the company of $300,000 . Note 13-1 matured on April 21, 2018.

On July 24, 2018, Note 13-1 was purchased by an unrelated party with a new Replacement Convertible Promissory Note (“Note 13-2”) in the amount of $237,909. The note is in default and currently accrues interest at the default interest rate of 18%.

Note 22, 22-1 and 22-3

On July 10, 2018, the Company entered into a Senior Secured Convertible Promissory Note with an unrelated entity in the amount $1,040,000, with original issue discount of $103,000, expenses of $64,160 and an interest deposit of $20,000 resulting in net cash to the company of $852,840. The notes 22, 22-1 and 22-3 are in default and currently accrues interest at the default interest rate of 24%. On February 20, 2019, the Company executed an addendum to Note 22, whereby the Company will receive 2 additional tranches. The first upon closing, the Company received $55,216 less expenses of $5,216 resulting in net cash to the Company of $50,000 and on April 10, 2019, the Company received the second tranche, upon completing certain events, of $55,616 less expenses of $5,616 resulting in net cash of $50,000 which was paid directly to a certain vendor.

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

Note 29, 29-1 and 29-2

On May 10, 2019, the Company entered into an 8% Convertible Secured Redeemable Note with an unrelated entity in the amount $150,000 and expenses of $7,500 resulting in net cash to the company of $142,500. Note 29 secured, prior to maturity of May 10, 2020.

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

Note 33

On February 11, 2020, the Company entered into a 6% Convertible Promissory Note with an unrelated entity in the amount $157,500, with original issue discount of $7,500 and expenses of $7,500 resulting in net cash to the company of $142,500. The note is in default and currently accrues interest at 6%.

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

Note 36-1

On September 3, 2020, the Company entered into a 10% Senior Secured Convertible Promissory Note (“10% Senior Secured Note”) with an unrelated entity in the amount of $733,500, with a gross amount of original issue discount of $183,500 resulting in a gross net cash available to the company of $550,000. Note 36-1 matures September 03, 2021 The first tranche (Note 36-1) executed upon closing was a principal amount of $122,400, less original issue discount of $30,000 and expenses of $7,500 resulting in net cash of $84,900. The note is in default and currently accrues interest at the default interest rate of 18%.

Note 36-2

On November 3, 2020, the Company executed the second tranche of the 10% Senior Secured Note The second tranche was a principal amount of $120,000, less original issue discount of $30,000 resulting in net cash of $90,000. The note is in default and currently accrues interest at the default interest rate of 18%.

Note 36-3

On December 29, 2020, the Company executed the third tranche of the 10% Senior Secured Note The third tranche was a principal amount of $120,000, less original issue discount of $30,000 resulting in net cash of $90,000. The note is in default and currently accrues interest at the default interest rate of 18%.

Note 36-4

On May 5, 2021, the Company executed the fourth tranche of the 10% Senior Secured Note The fourth tranche was a principal amount of $187,500, less original issue discount of $37,500 resulting in net cash of $150,000. The note is in default and currently accrues interest at the default interest rate of 18%.

Note 37-1

On September 03, 2020, the Company entered into a 10% Senior Secured Convertible Promissory (“Second 10% Senior Secured Note”) Note with an unrelated entity in the amount $200,000, with original issue discount of $50,000 resulting in net cash available to the company of $150,000. The note is in default. This Note became eligible to convert March 31, 2021 and is convertible into shares of the Company’s common stock as defined in the agreement The first tranche executed upon closing was a principal amount of $67,000, less original issue discount of $17,000 and expenses of $1,500 resulting in net cash of $48,500. The note is in default and currently accrues interest at the default interest rate of 18%.

Note 37-2

On November 02, 2020, the Company executed the second tranche of the 10% Senior Secured Note. The second tranche was a principal amount of $66,500, less original issue discount of $16,500 resulting in net cash of $50,000 The note is in default and currently accrues interest at the default interest rate of 18%.

Note 37-3

On December 29, 2020, the Company executed the second tranche of the 10% Senior Secured Note. The second tranche was a principal amount of $66,500, less original issue discount of $16,500 resulting in net cash of $50,000. The note is in default and currently accrues interest at the default interest rate of 18%.

Note 38

On February 9, 2021, the Company entered into a 6% Convertible Promissory Note with an unrelated entity in the amount $103,500 and expenses of $3,500 resulting in net cash to the company of $100,000.

Note 39

On April 26, 2021, the Company entered into a 6% Convertible Promissory Note with an unrelated entity in the amount $153,500 and expenses of $3,500 resulting in net cash to the company of $150,000.

Previously, the valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of the Black-Scholes Option Pricing Model (“Black-Scholes Model”).

	Original Account Balance at 1-1-21	Adjustment to Remove the Derivative Liability	Original Account Balance at 1-1-21
	(Restated)
Derivative Liability	2,903,663	(2,903,663)	–

Upon adoption of ASU 2020-06, we reclassified the previously identified beneficial conversion features to the associated debt.  We also determined, that in accordance with ASU 2017-11, such beneficial conversion features are not considered a liability classified derivative.

The following is a schedule of convertible notes payable as of and for the year ended December 31, 2021.

Note #	Issuance	Maturity	Principal Balance 12/31/20	New Loan	Cash Paydown	Principal Conversions	Shares Issued Upon Conversion	Principal Balance 12/31/21	Accrued Interest on Convertible Debt at 12/31/20	Interest Expense On Convertible Debt For the Period Ended 12/31/21	Accrued Interest on Convertible Debt at 12/31/21	Unamortized Debt Discount At 12/31/21
1	8/21/2008	8/21/2009	$150,000	$–	$–	$(150,000)	140,799	$–	$222,608	$–	$–	$–
7	2/9/2016	On demand	8,485	–	–	(8,485)	18,024,012	–	4,109	1,167	–	–
7-1	10/28/2016	10/28/2017	25,000	–	–	(15,000)	–	10,000	29,963	4,190	10,899	–
9	9/12/2016	9/12/2017	80,000	–	–	(29,920)	17,278,267	50,080	63,876	12,639	4,141	–
10	1/24/2017	1/24/2018	55,000	–	–	(42,355)	4,714,626	12,646	29,736	3,166	14,831	–
11-2	3/16/2017	3/16/2018	21,345	–	–	(4,000)	–	17,345	6,374	3,469	9,843	–
13-2	7/24/2018	1/24/2019	43,961	–	–	–	–	43,961	26,200	7,913	34,113	–
22	7/10/2018	1/10/2021	838,433	–	(66,315)	–	–	772,118	75,040	–	–	–
22-1	2/20/2019	1/10/2021	61,704	–	–	–	–	61,704	13,754	14,768	28,523	–
22-3	4/10/2019	1/10/2021	56,095	–	–	–	–	56,095	11,877	13,426	25,303	–
25	8/13/2018	2/13/2019	118,292	–	–	(118,292)	17,823,255	–	5,788	4,169	–	–
26	8/10/2017	1/27/2018	20,000	–	–	–	–	20,000	7,533	2,992	10,525	–
29-1	11/8/2019	11/8/2020	101,374	–	–	(101,374)	13,561,809	–	19	3,683	2,283	–
29-2	11/8/2019	11/8/2020	62,367	–	–	(25,763)	–	36,604	14,968	9,283	11,374	–
31	8/28/2019	8/28/2020	61,839	–	(9)	(61,830)	5,247,042	–	14,059	1,447	8,385	–
32	5/22/2019	5/22/2020	25,000	–	–	–	–	25,000	7,291	4,986	12,277	–
33	2/11/2020	2/11/2021	153,672	–	500	(154,172)	15,522,516	–	8,214	1,277	–	–
34	5/18/2020	5/18/2021	50,200	–	(200)	(50,000)	4,121,766	–	1,876	233	219	–
35	8/24/2020	8/24/2021	85,000	–	–	(85,000)	5,759,130	–	1,811	813	74	–
36-1	9/3/2020	1/3/2021	122,400	–	–	–	–	122,400	3,934	21,972	25,906	–
36-2	11/3/2020	3/3/2021	122,400	–	–	–	–	122,400	1,934	21,972	23,906	–
36-3	12/29/2020	4/29/2021	122,400	–	–	–	–	122,400	98	21,972	22,070	–
36-4	5/5/2020	9/5/2021	–	187,500	–	–	–	187,500	–	22,131	22,131	–
37-1	9/3/2020	6/30/2021	67,000	–	–	–	–	67,000	2,197	6,682	8,878	–
37-2	11/2/2020	8/31/2021	66,500	–	–	–	–	66,500	1,090	6,632	7,722	–
37-3	12/29/2020	9/30/2021	66,500	–	–	–	–	66,500	55	6,632	6,686	–
38	2/9/2021	2/9/2022	–	103,500	–	(39,500)	7,181,818	64,000	–	4,614	4,614	–
39	5/10/2021	5/10/2022	–	153,500	–	–	–	153,500	–	5,915	5,915	–
			$2,584,967	$444,500	$(66,024)	$(885,691)	109,375,040	$2,077,753	$554,404	$208,143	$300,618	$–

11.	CAPITAL STOCK

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

On February 11, 2021, the Chairman of the Board and the Chief Executive Officer each converted 62,500 Preferred Series I shares into 25,000,000 restricted common shares for a total of 125,000 Preferred Series I shares into 50,000,000 restricted common shares.

Effective March 29, 2021, $265,000 in principle from convertible debt and conventional debt and $298,195 in accrued interest was converted into 140,799 shares of preferred stock series B with a $4.00 stated value per share. This has been reflected in the statement of deficiency in shareholders’ equity.

As part of the Nova Ortho acquisition, on May 31, 2021, the Company issued 894,834 shares of preferred stock series J with par value $.001 and a stated value of $4.00, for $3,579,334.

Also. as part of the Nova Ortho acquisition, the Company issued 868,056 shares of preferred stock series N with par value $.001 and a stated value of $4.00, for $3,000,000 including a discount of $472,224 which was recorded as a reduction to APIC.

On July 22, 2021, the Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000.

Effective December 28, 2021, the Chairman of the Board and Chief Executive Officer each forfeit and surrendered for no consideration 90,000,000 Preferred I shares each, totally 180,000,000.

The Company and Key Tax managers have entered into a Buyback Agreement (“Agreement”) which is effective December 31, 2021. Pursuant to the Agreement, Key Tax managers resigned employment from the Company effective December 31, 2021 and has purchased back the subsidiary in exchange for returning 325,244 Preferred Shares Series G stock (“Preferred G”) which is 100% of Preferred G shares. The Key Tax managers will retain zero shares of Preferred G shares subject to the terms of the Agreement. There was a loss on disposal in the amount of $1,201,169 which represented net assets and liabilities at the time of sale back

Common Stock

During the twelve months ended December 31, 2021, we executed the following transactions:

•	109,234,241 shares of common stock were issued upon conversion of certain convertible notes.
•	50,000,000 shares of common stock were issued in exchange for 125,000 preferred shares series I.
•	1,627,031 shares of common stock were issued in exchange for professional services.

During the twelve months ended December 31, 2020, we executed the following transactions:

•	5,014,697 shares of common stock were issued upon conversion of certain convertible notes payable.
•	On January 9, 2020, we issued 25,000 warrants and a free trading common share certificate in the amount of 3,500 shares of common stock for settlement of a threatened lawsuit, refer to Note 14.
•	On May 11, 2020, the Company completed a reverse stock split of 10,000:1 for common shares.
•	On August 24, 2020, 163,814 shares were issued to a financial advisor for services.
• On November 5, 2020, 18,000 shares were issued to investor relations advisor for services. • On February 10, 2020, 320 shares were purchased in exchange for 119,101 preferred series H shares.

12.	WARRANTS

The initial and ending valuation of the warrants as of December 31, 2021 are as follows:

Year Ended December 31, 2021
Initial Valuation	$3,795
Ending Value	$2.96

The table below set forth the assumptions for the Black-Scholes Model on each initial date and December 31, 2021:

Year Ended December 31, 2021
Volatility	935.98%
Risk-free interest rate	126.0%
Expected term	5.0

The initial and ending valuation of the warrants as of December 31, 2020 are as follows:

Year Ended December 31, 2020
Initial Valuation	$6,135
Ending Value	$3,795

The table below set forth the assumptions for the Black-Scholes Model on each initial date and December 31, 2020:

Year Ended December 31, 2020
Volatility	1,847% - 1,861%
Risk-free interest rate	1.60% - 1.83%
Expected term	0.5 – 7.0

Accordingly, the Company recorded warrant expense of $2,340 during the year ended December 31, 2020.

The following tables summarize all warrant outstanding as of December 31, 2021, and the related changes during this period. The warrants expire three years from grant date, which as of December 31, 2021 is 1.31 years. The intrinsic value of the warrants as of December 31, 2021 was $2.96.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2021	14,274,477	$0.105
Granted	231,481,466	0.015
Exercised	–	–
Expired	(1,335,000)	0.030
Balance at December 31, 2021	244,420,943	0.200
Warrants Exercisable at December 31, 2021	244,420,943	$0.200

13.	DISCONTINUED OPERATIONS

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

	December 31, 2021	December 31, 2020
		(Restated)
Net liabilities of discontinued operations
Accounts payable and accrued expenses	$–	$1,869,961
Accrued interest	231,318	165,065
Convertible debt	240,000	240,000
Derivative liability	–	416,669
Net liabilities of discontinued operations	$471,318	$2,691,695

	Year Ended December 31,
	2021	2020
(Gain) Loss from discontinued operations
Selling, general and administrative expenses	$–	$28,148
Interest expense	68,378	68,756
Change in derivative liability	(37,792)	15,277
Gain on elimination of derivative liability	(378,877)	–
Gain on reversal of RRT liability	(1,872,086)	–
Loss from discontinued operations	$(2,220,377)	$112,181

14.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

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

Allocation of Goodwill to Reporting Segments

The following table shows our goodwill balances by reportable segment:

	Affordable Housing Rentals	Financial Services	Healthcare	Total

Gross carrying value at December 31, 2020	$–	$3,499,963	$–	$3,499,963
Accumulated impairment	–	–	–	–
Carrying value at December 31, 2020	–	3,499,963	–	3,499,963
Acquisition	–	–	2,391,608	2,391,608
Accumulated impairment	–	–	–	–
Carrying value at December 31, 2021	$–	$2,092,048	$2,391,608	$4,483,656

15.	COMMITMENTS AND CONTINGENCIES

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

The Company recorded operating lease expense of $185,831 and $87,649 for the years ended December 31, 2021 and 2020, respectively.

The Company has operating leases with future commitments as follows:

Amount
2022	$166,568
2023	77,697
2024	35,527
2025	22,215
Total	$302,007

Employees

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive granted in 2020 to the Chief Executive Officer based on his employment agreement since July 1, 2020 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chief Executive Officer $300,000 per year. The total outstanding accrued compensation as of December 31, 2021 and 2020 were $1,385,000 and $1,035,000, respectively.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive to the Chairman of the Board based on his employment agreement since July 1, 2020 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chairman of the Board $300,000 per year. The total outstanding accrued compensation as of September 30, 2021 and December 31, 2020 were $1,400,000 and $1,020,000, respectively.

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. In the third quarter of 2021, the Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000. The total outstanding accrued compensation as of September 30, 2021 and December 31, 2020 was $159,000 and $120,000, respectively.

The Company agreed to pay $156,000 per year to the Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of December 31, 2021 and December 31, 2020 was $17,057.

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

16.	INCOME TAXES

At December 31, 2021, the Company had federal and state net operating loss carry forwards of approximately $17,330,000 that expire in various years through the year 2038.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2021 and 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2021 and 2020 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $4,991,000 and $4,391,000, respectively, less a valuation allowance in the amount of approximately $4,991,000 and $4,391,000, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in both 2021 and 2020. The valuation allowance increased by approximately $600,000 from the year ended December 31, 2020.

The Company’s total deferred tax asset as of December 31, 2021 and 2020 is as follows:

	2021	2020
Deferred tax assets	$4,991,000	$4,391,000
Valuation allowance	(4,991,000)	(4,391,000)

Net deferred tax asset	$–	$–

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

17.	SUBSEQUENT EVENTS

General Matters

February 17, 2022 - The Company concluded that the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 included in its Annual Report on Form 10-K (the “2020 10-K”) and unaudited condensed consolidated financial statements for the three months ended and year-to-date period ended March 31, 2021 (the “2021 Q-1 10-Q”) (the periods covered by the 2020 10-K and the 2021 Q-1 10-Q being referred to herein as the “Affected Periods”) should no longer be relied upon. The Company filed an amendment to its 2020 10-K to restate its financial annual statements and disclose the impact of the restatement on previously reported quarterly amounts for the Affected Periods. The restatement primarily related to the accounting for (1) the valuation of embedded derivative liabilities in certain matured convertible notes and (2) the accounting treatment for changes in certain rights and privileges with respect to certain classes of preferred stock on January 10, 2020. The quantification of this restatement is summarized in Note 2.

On March 15, 2022 the Company settled a $40,000 promissory note between Red Rock Travel and note holder. The settlement amount was $13,333 payable by the issuance of common shares of stock.

June 27, 2022 – The Board of Directors confirms the transfer of 1,000,000,000 share from Cardiff Acquisition & Growth Fund to treasury.

July 15, 2022 – Entered into a new agreement to represent the Company in the Edge View Properties lawsuit.

July 29, 2022 Settlement Agreement Signed by Red Rock Travel all parties agreed to the negotiated terms.

Stock Issuances:

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

The Company has four reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

(1)	Affordable Housing (We Three),
(2)	Tax Resolution Services (Platinum Tax and Key Tax (Divested as of December 31, 2021))
(3)	Real Estate (Edge View)
(4)	Healthcare (Nova Ortho)

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

Platinum Tax and Key Tax (divested as of December 31, 2021) provides tax resolution services to individuals and companies that have federal and state tax liabilities. The company collects fees based on efforts to negotiate and assist in the settlement of outstanding tax debts.

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

Management uses numerous tools and methods to evaluate and measure of its subsidiaries success. To help succeed, management retains the prior owners of the subsidiaries and allow them to do what they do best is run the business. Additionally, management monitors key metrics primarily revenues and net income from operations.

	As of	As of
	December 31, 2021	December 31, 2020
Assets:
Affordable Housing Rentals	$213,876	$258,813
Financial Services	2,212,379	4,369,195
Healthcare	8,092,820	–
Real Estate	611,900	–
Others	28,940	302,139
Consolidated assets	$11,159,915	$4,930,147

	December 31, 2021	December 31, 2020
Revenues:
Affordable Housing Rentals	$129,803	$138,832
Financial Services	4,313,167	3,314,226
Healthcare	5,413,890	–
Real Estate	152,000	–
Consolidated revenues	$10,008,860	$3,453,058

Cost of Sales:
Affordable Housing Rentals	$79,953	$156,191
Financial Services	1,942,411	1,511,995
Healthcare	1,746,561	–
Real Estate	79,481	–
Consolidated cost of sales	$3,848,406	$1,668,186

Income (Loss) from operations from subsidiaries
Affordable Housing Rentals	$(36,022)	$(40,378)
Financial Services	187,027	(190,338)
Healthcare	3,272,241	–
Real Estate	68,744	–
Income (loss) from operations from subsidiaries	$3,491,990	$(230,716)

Loss from operations from Cardiff Lexington	$(1,865,888)	$(1,573,435)
Total income (loss) from operations	$1,626,102	$(1,804,151)

Income (Loss) before taxes
Affordable Housing Rentals	$(36,022)	$(40,378)
Financial Services	187,027	(187,943)
Healthcare	3,272,241	–
Real Estate	68,744	–
Corporate, admin and other non-operating items	(3,901,697)	(2,608,572)
Consolidated loss before taxes	$(409,707)	$(2,836,893)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 18, 2021, Daszkal Bolton did not re-engage as independent registered public accounting firm for Cardiff Lexington Corporation (“the Company”). There were no disagreements with Daszkal Bolton at the time of non-reengagement.

On June 24, 2021, the Company engaged Rosenberg Rich Baker Berman & Company (“RRBB”) to be its independent registered public accounting firm. On March 16, 2022, management terminated RRBB from being its independent registered public accounting firm. There were no disagreements with RRBB at the time of termination.

On March 15, 2022, the Company engaged Grassi & CO., CPAs, P.C. to be its independent registered public accounting firm.

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

As of December 31, 2021, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.             As of December 31, 2021, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.             As of December 31, 2021, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this deficiency constitutes a material weakness.

3.             Lack of formal documentation over internal control procedures and environment.

4.             Lack of proper segregation of duties and multiple level of reviews.

5.             Lack of expertise in accounting of derivative liabilities.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report.

Changes in Internal Controls

We had a material weakness in our internal control over financial reporting during the fiscal year ended December 31, 2021 and 2020 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Positions
Daniel Thompson	73	Chairman of the Board of Directors
Alex Cunningham	66	Chief Executive Officer and President, Director
Dr. Rollan Roberts II	44	Chief Operating Officer
Steven Healy, CPA	60	Chief Financial Officer

Background of our officers and directors

Daniel Thompson, 73, Chairman of the Board of Directors. In June of 2010 Thompson was previously appointed Chairman and CEO of Cardiff Lexington formerly a television and entertainment industry professional with a 30-year career that embraces network and cable advertising sales programming production and product placement, Mr. Thompson was president of Creative Entertainment Services, which he founded and successfully sold in a transaction. Mr. Thompson also co-founded and successfully sold an industry service company – Creative Television Marketing, a producer of short-form advertising concepts: Closed- Captioning Sponsorships, 10-Second Promotional Advertising vehicles, and network Game Show Merchandising. He also oversaw new business for A Creative Group, a full-service entertainment marketing company. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha.

Alex Cunningham, 66, Chief Executive Officer, President, and Director. Mr. Cunningham has agreed to join the Cardiff Lexington family in June of 2015. Mr. Cunningham's background is in Business Development. His focus is on identifying prospects for franchising, mergers and acquisitions specializing in structuring one or multiple franchise acquisitions; and/or franchising existing businesses. He is a founder of Fran Consult, Inc. a business development company representing over 300 Franchise operations; owner, managing partner at AH Cunningham & Associates, LLC 2006 - Present; Profit Management Consulting, Inc., founder, President & CEO 1996-2005; managed projects and staff of 85 for 20 years for over 2000 private or closely held middle-market companies throughout 24 states. He was a partner at London Capital Corporation 1991 - 1996; President & CFO at Vance Communications, Inc. 1988-1991. Honors and Awards: 2010 Consultant of the Year - Franchise, Inc. National Association of Franchise Consultants. MBA - Crummer Graduate School of Business Rollins College - Winter Park, Florida; BBA's - Finance and Business Administration University of Kentucky - Lexington, Kentucky.

Dr. Rollan Roberts II, 44, Chief Operating Officer. Dr. Roberts II turned around large, established companies, and has created high growth revenue organizations. Dr. Roberts has passionately led with excellence a multi-billion, publicly held database company along with healthcare, technology, manufacturing, and direct sales companies. He has led nearly 1,500 employees at a given time servicing clients such as Capital One, IndyMac Bank, State Farm, Allstate, Nationwide along with federal and state government agencies.

Dr. Roberts has authored four business and leadership books, holds an MBA from Liberty University, a doctorate degree in International Business & Entrepreneurship from California InterContinental University and was recognized as the “Top 100 Most Influential Floridians” of 2015.

Steven Healy, CPA 60, Chief Financial Officer brings to Cardiff Lexington over 25 years’ progressive public and private company experience in finance and operations management. He is familiar with and has been instrumental in numerous levels of consolidations in manufacturing, distribution, retail, and service industries with start-ups, multi-location and multi-state companies.  Mr. Healy founded Dania Solutions (2017–present) a financial and accounting consulting company working closely with the Board of Directors of public companies providing SEC reporting including 10Qs, 10Ks, and 8Ks services, month end closings and reconciliations, financial statements and reports, budgets and variance analysis. He developed and rolled out performance metrics and has designed cash forecasting and debt covenants sensitivity models. Mr.  Healy served as CFO (2014–2016) of NetTalk.COM, Inc., a public telecommunications company and app developer which provides low cost phone service and business wireless service via devices and mobile apps using VoIP and other technologies. He was CFO (2009-2013) of National Molding, LLC, a private injection molding and tooling manufacturing company which makes small plastic parts using custom molds primarily for the automotive industry and military with plants in South Florida, Pennsylvania, and Shanghai, China. Mr. Healy was CFO (2005-2008) of Imperial Industries, Inc., a public manufacturer and distributer of building materials from 15 distribution centers and 2 manufacturing plants throughout Florida and the Southeast United States. He managed rapid growth from both organic and acquisitions. Mr. Healy began his career with Deloitte (f/k/a Touche Ross & Co.) as an auditor and subsequently Audit Manager. He holds a Bachelors in Accounting Degree from the University of Florida graduating with honors

Audit Committee Financial Expert

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

Compliance with Section 16 (a) of the Exchange Act

Under Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of the copies of the forms we have received and representations that no other reports were required, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year ended December 31, 2021 except as stated below.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
Names					Under	Restricted
Executive				Other	Options/	Shares or		Other
Officer and				Annual	SARs	Restricted	LTIP	Annual
Principal		Salary	Bonus	Compensation	Granted	Share/Units	Payouts	Compensation
Position	Year	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Daniel Thompson	2020	327,500	200,000	0	0	0	0	0
Chairman of the Board of Directors	2021	360,000	200,000	0	0	0	0	0

Alex Cunningham	2020	327,500	200,000	0	0	0	0	0
President and Chief Executive Officer	2021	360,000	200,000	0	0	0	0	0

Dr. Rollan Roberts II	2020	120,000	0	0	0	0	0	0
Chief Operating Officer	2021	120,000	0	0	0	0	0	0

Steven Healy	2020	135,000	0	17,057	0	0	0	0
Chief Financial Officer	2021	156,000	0	0	0	0	0	0

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

The Company has an employment agreement, with the Chief Financial Officer, whereby the Company provides for compensation of $156,000 per year plus additional incentives with a term of June 13, 2016 to December 31, 2021 with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Daniel Thompson
401 East Las Olas Blvd. Unit 1400
Ft. Lauderdale, Florida	25,095,168	11.7%

Alex Cunningham
401 East Las Olas Blvd. Unit 1400
Ft. Lauderdale, Florida	25,095,169	11.7%

All directors and officers and 5% shareholders as a group	50,190,337	23.4%

(1) Based on 166,130,069 shares of common stock issued and outstanding as of December 31, 2021.

(2) The above table does not include 27,488,862 of shares of series A, B, C, D, E, F, F-1, I, J, K, K-1, L, N, and R preferred stock which are convertible into 49,558,962 shares of common stock.

(3) Daniel Thompson owns 1 share of Preferred “A”, 13,062 shares of Preferred “B”, 1 share of Preferred “C” and 5,037,412 shares of Preferred “I” and Alex Cunningham 6,250 shares of Preferred “B”, 1 share of Preferred “C” and 6,237,500 shares of Preferred “I”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of December 31, 2021 and 2020, the Company owed the Chairman $126,765 and $126,849, respectively.

Blank Check Preferred Stock

As of December 31, 2021, the Company has designated 1,000,000,000 shares of Blank Check Preferred Stock zero of which have been issued.

2021 Preferred Stock Activity:

Series J Preferred Stock

On May 31, 2021 as part of the Nova Ortho acquisition, the Company issued 894,834 shares of preferred stock series J with par value $.001 and a stated value of $4.00, for $3,579,336.

Series N Preferred Stock

On May 31, 2021 and also as part of the Nova Ortho acquisition, the Company issued 868,056 shares of preferred stock series N with par value $.001 and a stated value of $4.00, for $3,000,000 including a discount of $472,224 which was recorded as a reduction to APIC.

Series Preferred B Stock

Effective March 29, 2021, $265,000 in principle from convertible debt and conventional debt and $298,195 in accrued interest was converted into 140,799 shares of preferred stock series B with a $4.00 stated value per share. This has been reflected in the statement of deficiency in shareholders’ equity.

Onn July 22, 2021, the Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000.

Series I Preferred Stock

On December 31, 2021 Daniel Thompson and Alex Cunningham Shareholders and officers of the Company each forfeited and surrendered for no consideration 90,000,000 Preferred Class I Shares resulting in aggregate of 180,000,000 outstanding Preferred Class I Shares returned to the Treasury.

On February 11, 2021 the Chairman of the Board and the CEO and each converted 62,500 Preferred Series I shares into 25,000,000 restricted common shares for a total of 125,000 Preferred Series I shares into 50,000,000 restricted common shares.

Common Stock

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

During the years ended December 31, 2021 and 2020, respectively, the Company converted $855,691 and $196,291 of convertible debt and $208,143 and $74,866 in interest, penalties, and fees into 109,234,241 and 5,014,696 shares of the Company’s commons stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the years ended December 31, 2021 and 2020 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K/A (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (3) other professional services rendered by the Company’s principal accountant (“Other Fees”):

Daszkal Bolton	Year Ended December 31,	Year Ended December 31,
	2021	2020
Audit Fees	$57,500	$97,000
Tax Fees	–	–
Other Fees	–	–
Total	$57,500	$97,000

Rosenberg Rich Baker Berman & Company	Year Ended December 31,	Year Ended December 31,
	2021	2020
Audit Fees	$31,255	$–
Tax Fees	–	–
Other Fees	–	–
Total	$31,255	$–

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description[1]
3.1	Articles of Incorporation, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.2	Articles of Amendment, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.3	Articles of Amendment, (incorporated by reference to the Company’s Form 10 filed with the SEC on March 27, 2002
3.4	Articles of Amendment adopted July 18, 2012, (incorporated by reference to the Company’s Form 8-K/A filed with the SEC on August 9, 2012
3.5	Articles of Incorporation dated August 22, 2014, (incorporated by reference to the Company’s Form 8-K filed with the SEC on September 15, 2014
3.6	Bylaws, filed with the Company’s Form 8-K on September 15, 2014
4.1	Description of Cardiff Lexington Corp. Common Stock
10.1	Employment Agreement by and between the Company and Daniel Thompson
10.2	Employment Agreement by and between the Company and Alex Cunningham
10.3	Employment Agreement by and between the Company and Dr. Rollan Roberts
10.4	Employment Agreement by and between the Company and Patrick Lambert
21.1	List of Subsidiaries of the Company
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of October, 2022.

CARDIFF LEXINGTON CORP

/s/ Alex Cunningham
Alex Cunningham
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Thompson	Chairman of the Board of Directors	October 21, 2022
Daniel Thompson

/s/ Alex Cunningham	Chief Executive Officer	October 21, 2022
Alex Cunningham

/s/ Steven Healy	Chief Financial Officer	October 21, 2022
Steven Healy

