Form 10-K/A
period 2021-12-31
Cardiff Lexington Corp
filed 2022-10-26
CIK 811222

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on October 21, 2022.

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

Auditing the Company’s goodwill impairment analyses was complex and highly judgmental due to the nature of qualitative assessment and, where necessary, the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as future operating results, cash flows and the weighted average cost of capital. These significant assumptions are forward looking and could be materially affected by future market or economic conditions.

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

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	DECEMBER 31,
	2021	2020
		(Restated)
REVENUE
Rental income	$129,803	$138,832
Financial services	4,313,167	3,314,226
Healthcare	5,413,890	–
Real estate	152,000	–
Total revenue	10,008,860	3,453,058

COST OF SALES
Rental business	79,953	156,191
Financial services	1,942,411	1,511,955
Healthcare	1,746,561	–
Real estate	79,481	–
Total cost of sales	3,848,406	1,668,146

GROSS MARGIN	6,160,454	1,784,912

OPERATING EXPENSES
Depreciation expense	13,886	1,274
Selling, general and administrative	4,520,466	3,587,789
Total operating expenses	4,534,352	3,589,063

INCOME (LOSS) FROM OPERATIONS	1,626,102	(1,804,151)

OTHER INCOME (EXPENSE)
Other income (loss)	32,629	–
Gain on divestiture	788,500	–
Change in derivative liability	–	434,714
Gain on change of estimate	170,964	–
Interest expense	(2,982,844)	(332,704)
Conversion cost penalty and reimbursement	(13,000)	(25,400)
Amortization of debt discounts	(1,051,264)	(1,192,044)
Total other income (expenses)	(3,055,015)	(1,115,434)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(1,428,913)	(2,919,585)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	2,220,377	(112,181)

GAIN (LOSS) FROM DISPOSAL OF DISCONTINUED OPERATIONS	(1,201,171)	194,873

INCOME FROM DISCONTINUED OPERATIONS	1,019,206	82,692
NET LOSS FOR THE YEAR	$(409,707)	$(2,836,893)

Deemed dividend - modification of preferred stock	–	(1,605,266)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(409,707)	$(4,442,159)

BASIC EARNINGS (LOSS) PER SHARE
CONTINUED OPERATIONS	$(0.01)	$(4.98)
DISCONTINUED OPERATIONS	$0.01	$0.09

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUED OPERATIONS	$(0.01)	$(4.98)
DISCONTINUED OPERATIONS	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC EARNING (LOSS) PER SHARE
CONTINUED OPERATIONS	128,021,527	908,485
DISCONTINUED OPERATIONS	128,021,527	908,485

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED EARNINGS (LOSS) PER SHARE
CONTINUED OPERATIONS	128,021,527	908,485
DISCONTINUED OPERATIONS	110,239,662,132	1,444,295,967,109

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

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	2021	2020
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(409,707)	$(2,836,893)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	35,334	23,100
Amortization of loan discount	1,051,264	1,183,147
Change in value of derivative liability	–	(517,406)
Gain on forgiveness of debt	(739,450)	–
(Increase) decrease in:
Accounts receivable	(1,100,277)	83,163
Right of use - assets	100,715	38,232
Prepaids and other current assets	(30,282)	20,234
Land	63,000	–
Increase(decrease) in:
Accounts payable & Accrued expense	190,302	(156,678)
Due to from related party	(42,827)	–
Accrued officers compensation	764,835	748,735
Accrued interest	(265,860)	185,820
Right of use - liabilities	(108,043)	(38,143)
Preferred shares to be issued	–	222,000
Due to officers and shareholders	–	23,338
Deferred revenue	(353,830)	117,935
Net cash provided by (used in) operating activities	(844,826)	(903,416)

Net cash from Discontinued Operations - Operating	(191,504)	(44,598)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,407)	–
Acquisition of Nova Ortho and Spine PLLC, net of cash acquired	(2,320,235)	–
Net cash used in investing activities	(2,323,642)	–

Net cash from Discontinued Operations - Investing	$–	$–

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

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments -- Credit Losses (Topic 326), Derivatives and hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning January 1, 2023, and early adoption is permitted.

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

(1)	For certain convertible notes in default containing embedded derivatives (the “Notes”), the Company originally valued the derivative liability using a Black-Scholes Model, but without consideration to a time value component (the term, volatility, or discount rates), because these notes had matured and were immediately due. As a result, the embedded derivatives for expired notes were measured using a valuation methodology which was analogous to the use of intrinsic value. Company management has reconsidered the methodology previously applied, and determined that the use of all inputs to the Black-Scholes Model is more appropriate in the determination to measure the fair value of all derivative liabilities.

(2)	The Company originally did not reflect the impact of amendments which resulted in modifications in certain rights and privileges for certain classes of its preferred stock. Subsequent to the issuance of its financial statements for the year ended December 31, 2020, Company management determined that these modifications resulted in changes to the carrying value of certain classes of preferred stock, which should have been accounted for as a deemed dividend at the time of modification.

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

The Company is delinquent paying certain income and property taxes. As of December 31, 2021 and 2020, the balance for these taxes, penalties and interest is $7,553 and $282,798.

5.	PLANT AND EQUIPMENT, NET

Property and equipment as of December 31, 2021 and December 31, 2020 is as follows:

	December 31, 2021	December 31, 2020
Residential housing	$319,856	$341,205
Medical equipment	35,974	–
Computer Equipment	9,189	–
Furniture, fixtures and equipment	96,532	76,017
Leasehold Improvement	15,950	–

Total	477,501	417,222
Less: accumulated depreciation	(218,471)	(205,443)
Property and equipment, net	$259,030	$211,799

For the years ended December 31, 2021 and 2020, depreciation expense was $35,334 and $23,100, respectively. For the years end December 31, 2021 and 2020, the Company recorded depreciation expense of $13,886 and $1,274 in operations expense and $21,448 and $21,826 in cost of goods sold, respectively.

6.	LAND

During the year ended December 31, 2021, the Company sold 3 lots for $152,000, and had 27 acres of land of approximately $540,000 as of December 31, 2021. As of December 31, 2020, the Company had 30 acres of land of approximately $603,000 located in Salmon, Idaho, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into a residential community.

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

As of December 31, 2021, and 2020, the Company had convertible debt outstanding of $2,077,753 and $2,584,967, respectively. During the year ending December 31, 2021, the Company had proceeds of $444,500 from convertible notes and repaid $66,315 to convertible noteholders. There are debt discounts associated with the convertible debt of $0 and $108,320 at December 31, 2021, and 2020, respectively. For the year ended December 31, 2021 and 2020, the Company recorded amortization of debt discounts of $1,051,264 and $1,192,044, respectively.

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

12.	WARRANTS

The initial and ending valuation of the warrants as of December 31, 2021 are as follows:

Year Ended December 31, 2021
Initial Valuation	$3,795
Ending Value	$296

The table below set forth the assumptions for the Black-Scholes Model on each initial date and December 31, 2021:

Year Ended December 31, 2021
Volatility	935.98%
Risk-free interest rate	126.0%
Expected term	5.0

The initial and ending valuation of the warrants as of December 31, 2020 are as follows:

Year Ended December 31, 2020
Initial Valuation	$6,135
Ending Value	$3,795

The table below set forth the assumptions for the Black-Scholes Model on each initial date and December 31, 2020:

Year Ended December 31, 2020
Volatility	1.847% - 1.861%
Risk-free interest rate	1.60% - 1.83%
Expected term	0.5 – 7.0

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 26th day of October 2022.

CARDIFF LEXINGTON CORP

/s/ Alex Cunningham
Alex Cunningham
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Thompson	Chairman of the Board of Directors	October 26, 2022
Daniel Thompson

/s/ Alex Cunningham	Chief Executive Officer	October 26, 2022
Alex Cunningham

/s/ Steven Healy	Chief Financial Officer	October 26, 2022
Steven Healy

