Form 10-Q
period 2022-03-31
Cardiff Lexington Corp
filed 2022-11-17
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of__________________.

FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORPORATION

For the Three Months Ended March 31, 2022

The following financial statements and schedules of the registrant are submitted herewith:

EXPLANATORY NOTE

This 10-Q Amendment is filed solely for the purpose of providing the interactive data files for inline XBRL.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31, 2022	December 31, 2021

ASSETS
Current assets
Cash	$539,056	$595,987
Accounts receivable-net	5,680,956	4,948,796
Prepaid and other current assets	5,000	5,000
Total current assets	6,225,012	5,549,783

Property and equipment, net of accumulated depreciation of $226,234 and $218,471	243,743	259,030
Land	540,000	540,000
Goodwill	4,483,656	4,483,656
Due from related party	954	4,942
Other assets	30,882	38,882
Right of use assets	180,503	283,622
Total assets	$11,704,750	$11,159,915

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expense	$1,899,413	$1,392,722
Accrued expenses - related parties	3,081,057	2,961,057
Accrued interest	552,514	449,455
Operating lease liability	135,302	176,285
Due to director & officer	126,765	126,765
Notes payable, current portion	458,152	458,177
Convertible notes payable, net of debt discounts of $94,321 and $0, respectively	2,528,491	2,077,753
Net liabilities of discontinued operations	487,940	471,318
Total current liabilities	9,269,634	8,113,532

Other Liabilities
Notes payable – net of current portion	142,024	142,755
Operating lease liability – net of current portion	100,928	122,264
Total liabilities	$9,512,586	$8,378,551

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31, 2022	December 31, 2021
	Unaudited
Shareholders' equity
Preferred stock
Preferred Stock Series B - 3,000,000 shares authorized, par value $.001, stated value $4.00, 1,945,078 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	$7,780,313	$7,780,313
Preferred Stock Series C- 500 shares authorized, par value $.001, stated value $4.00, 122 shares issued and outstanding at March 31, 2022 and December 31, 2021	488	488
Preferred Stock Series D- 800,000 shares authorized, par value $.001, stated value $4.00, 37,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	150,000	150,000
Preferred Stock Series E- 1,000,000 shares authorized, par value $.001, stated value $4.00, 150,750 shares issued and outstanding at March 31, 2022 and December 31, 2021	603,000	603,000
Preferred Stock Series F- 800,000 shares authorized, par value $.001, stated value $4.00, 175,045 shares issued and outstanding at March 31, 2022 and December 31, 2021	700,180	700,180
Preferred Stock Series F-1- 800,000 shares authorized, par value $.001, stated value $4.00, 35,752 shares issued and outstanding at March 31, 2022 and December 31, 2021	143,008	143,008
Preferred Stock Series H- 4,859,379 shares authorized, par value $.001, stated value $4.00, 37,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	150,000	150,000
Preferred Stock Series I- 500,000,000 shares authorized, par value $.001, stated value $4.00, 14,885,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	59,540,000	59,540,000
Preferred Stock Series J- 10,000,000 shares authorized, par value $.001, stated value of $4.00, 894,834 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,579,336	3,579,336
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at March 31, 2022 and December 31, 2021	8,201	8,201
Preferred Stock Series L- 100,000,000 shares authorized, par value $.001, stated value $4.00, 319,493 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,277,972	1,277,972
Preferred Stock Series N- 3,000,000 shares authorized, par value $.001, stated value of $4.00, 868,056 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,472,224	3,472,224
Preferred Stock Series R- 5,000 shares authorized, par value $.001, stated value of $1,200, 165 shares issued and outstanding at March 31, 2022 and December 31, 2021	198,000	198,000
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 166,130,069 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	167,421	167,421
Treasury stock; at cost, 212,500 shares of series D preferred stock and 81,601 of series H preferred stock at March 31, 2022 and December 31, 2021, respectively,	(4,967,686)	(4,967,686)
Additional paid-in capital	(3,826,349)	(3,826,349)
Accumulated deficit	(66,783,944)	(66,194,744)
Total shareholders' equity	2,192,164	2,781,364
Total liabilities and shareholders' equity	$11,704,750	$11,159,915

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

	THREE MONTHS ENDED MARCH 31 (Unaudited)
	2022	2021

REVENUE
Rental income	$43,844	$38,979
Financial Services	464,843	892,947
Healthcare	2,432,307	–
Total revenue	2,940,994	931,926

COST OF SALES
Rental business	19,474	40,167
Financial Services	212,446	451,788
Healthcare	903,782	–
Total cost of sales	1,135,702	491,955

GROSS MARGIN	1,805,292	439,971

OPERATING EXPENSES
Depreciation expense	5,783	392
Selling, general and administrative	1,076,145	815,426
Total operating expenses	1,081,928	815,818

PROFIT / LOSS FROM OPERATIONS	723,364	(375,847)

OTHER INCOME (EXPENSE)
Other income (loss)	–	22,856
Change in value of derivative liability	–	(552,039)
Gain on change of estimate	(4,474)	–
Interest expense & finance charge	(1,144,176)	(121,001)
Conversion cost penalty and reimbursement	–	(8,000)
Amortization of debt discounts	(44,546)	(715,401)
Total other income (expenses)	(1,193,196)	(1,373,585)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(469,832)	(1,749,432)
LOSS FROM DISCONTINUED OPERATIONS	(16,622)	(19,607)
Total income (loss) from discontinued operations

NET LOSS FOR THE PERIOD	$(486,454)	$(1,769,039)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.00)	$(0.03)
Discontinued operations	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	166,130,069	56,243,481

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIODS ENDED MARCH 31, 2022 and 2021

	Preferred Stock Series A, I, K		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Stock, Series C and R
	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2020 (Restated)	203,210,563	$780,049,638	2,824,563	$12,558,517	287	$198,488
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–
Issuance of Common Stock for preferred I shares	(125,000)	(1,225,000)	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2021 (Unaudited and Restated)	203,085,563	$778,823,201	2,824,563	$12,558,517	287	$198,488

Balance, December 31, 2021	23,085,563	$59,548,201	4,464,008	$17,856,032	287	$198,488
Distribution of dividend	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2022 (Unaudited)	23,085,563	$59,548,201	4,464,008	$17,856,032	287	$198,488

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2020 (Restated)	(294,101)	$(2,365,864)	5,267,433	$5,267	$(733,733,688)	$(65,583,255)	$(8,872,334)
Conversion of convertible notes payable	–	–	54,068,024	54,068	584,690	–	638,758
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	1,024,373	–	1,024,373
Issuance of Common Stock for preferred I shares	–	–	50,000,000	50,000	1,175,000	–	–
Warrant issued with indebtedness	–	–	–	–	260,443	–	260,443
Net loss	–	–	–	–	–	(2,826,893)	(2,826,893)
Balance March 31, 2021 (Unaudited and Restated)	(294,101)	$(2,365,864)	109,335,457	$109,335	$(730,689,182)	$(67,352,294)	$(8,717,799)

Balance, December 31, 2021	(619,345)	$(4,967,686)	166,130,069	$167,421	$(3,862,349)	$(66,194,744)	$(2,781,364)
Distribution of dividend	–	–	–	–	–	(102,746)	(102,746)
Net loss	–	–	–	–	–	(486,454)	(486,454)
Balance, March 31, 2022 (Unaudited)	(619,345)	$(4,967,686)	166,130,069	$167,421	$(3,862,349)	$(66,783,944)	$2,192,164

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the period	$(486,454)	$(1,749,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,814	5,588
Amortization of loan discount	44,546	454,958
Other noncash items, net	(66,054)	–
Loss on disposal	4,474	–
Change in value of derivative liability	–	552,039
Warrant amortization	–	260,443
Conversion cost penalty	–	8,000
(Increase) decrease in:
Accounts receivable	(732,160)	(9,106)
Assets held for sale	–	–
Right of use – assets	103,119	10,486
Prepaid expenses and other current assets	8,000	(6,510)
Increase (decrease) in:
Accounts payable & Accrued expense	567,627	93,481
Accrued officer’s compensation	120,000	(1,165)
Due (to) from related parties	3,988	–
Accrued interest	110,559	71,983
Right of use – liabilities	(62,319)	(3,974)
Deferred revenue	–	104,258

Net cash used in operating activities	(373,860)	(208,951)

Net cash provided by discontinued operations - operating activities	$16,622	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021 (Restated)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	$405,730	$103,500
Repayment of convertible notes payable	(5,908)	(6,876)
Proceeds from SBA loan	–	345,269
Payment of PPP loan	(756)	–
Dividend on preferred stock	(102,746)	–
Repayment of credit line	–	(1,493)
Payment of notes payable related party	(816)	–
Proceeds of notes payable related party	4,803	–
Net cash provided by financing activities	300,307	440,400

NET (DECREASE) INCREASE IN CASH	(56,931)	231,449

CASH, BEGINNING OF PERIOD	595,987	279,311

CASH, END OF PERIOD	$539,056	$510,760

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$22,709	$23,537
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$–	$638,758
Derivative liability settled upon conversion	$–	$1,012,012
Debt discount from derivative liabilities	$94,321	$645,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), acquired May 8, 2019; Sold December 31, 2021

Red Rock Travel Group, LLC (“Red Rock”), acquired July 31, 2018, discontinued May 31, 2019

Nova Ortho and Spine, PLLC (“Nova”), acquired May 31, 2021

Basis of Presentation and Principles of Consolidation

The accompanying March 31, 2022 interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

COVID-19 Pandemic

The outbreak of a novel coronavirus throughout the world, including the United States, during early calendar year 2021 has caused widespread business and economic disruption through mandated and voluntary business closings and restrictions on the movement and activities of people (“COVID-19 Pandemic”). The extent of the impact of the COVID-19 Pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the COVID-19 Pandemic is rapidly evolving in many countries, including the United States and other markets where the Company operates. It is expected that many of the Company's customers and suppliers could be impacted by these closings and restrictions which could materially and adversely affect demand for our products, our ability to obtain or deliver inventory or services, and our ability to collect accounts receivables as customers face higher liquidity and solvency risk. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 Pandemic, and it is possible that it could cause an economic downturn, recession, or depression. Such economic disruption could have a material adverse effect on our business. Policymakers around the world have responded with fiscal and monetary policy actions to support the economy. The magnitude and overall effectiveness of these actions remains uncertain.

Accounts Receivable

Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible which was zero as of March 31, 2022 and December 31, 2021, respectfully. As of March 31, 2022 and December 31, 2021, the Company had accounts receivable of $5,680,956 and $4,948,796, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During quarters ended March 31, 2022 and 2021, the Company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

Historical collection rates are estimated using the most current prior 18-month historical payment and collection percentages. The Company generally receives all of its collections within 18 months from the date of service. The Company accounts for chargebacks as they occur and records an estimate for expected chargebacks as they are received from insurance companies.

For the three months ended March 31, 2022 and 2021, respectively, the Company did not record any bad debt expense. Additionally, the Company has not recorded any estimate for expected chargebacks.

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

Rental Income

The Company’s rent revenue is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section ASC 842, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. There are no contingent rentals included in income in the accompanying condensed consolidated statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the condensed consolidated statements of operations and changes in members’ equity. The Company recognized advertising and marketing expense of $127,785 and $274,025 for the three months ended March 31, 2022 and 2021.

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

For the periods ended March 31, 2022 and December 31, 2021, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of March 31, 2022, the Company has sustained recurring losses and has a working capital deficit of approximately $3.2 million. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

Recent Accounting Standards

In August 2021, the FASB issued ASU No. 2021-06 (“ASU 2021-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2021-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion accounting models. As a result, the Company’s convertible debt instruments will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. Upon adoption of ASU 2020-06, we classified the previously identified beneficial conversion features to the associated debt. We also determined, that I accordance with ASU 2017-11, such beneficial conversion features are not considered a liability classified derivative.

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

Subsequent to the initial issuance of the Company's 2021 financial statements on March 31, 2021, management reconsidered the methodology previously applied in its valuation of derivative liabilities contained in its matured convertible notes which are in default, to include all inputs to measure the time value component to the application of the Black-Scholes Model. In addition, management also discovered that it did not reflect the impact of amendments which resulted in modifications in certain rights and privileges for certain classes of its preferred stock, which should have been accounted for as a deemed dividend at the time of modification.

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

The following table summarizes the impacts of the error corrections on the Company's financial statements for each of the periods presented below:

	Impact of correction of error
March 31, 2021 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	$5,161,138	$–	$5,161,138

Derivative liability	2,402,858	673,470	3,076,328
Net, liabilities of discontinued operations	2,466,063	245,239	2,711,302
Other	8,091,307		8,091,307
Total liabilities	12,960,228	918,709	13,878,937

Accumulated deficit	(66,433,585)	(918,709)	(67,352,294)
Others	58,634,495	–	58,634,495
Total deficiency in shareholders' equity	$(7,799,090)	$(918,709)	$(8,717,799)

	Impact of correction of error - quarter
Quarter ended March 31, 2021 (Unaudited)	As previously reported	Adjustments	As restated

Loss from operations	$(375,847)	$–	$(375,847)
Change in value of derivative liability	(376,874)	(175,165)	(552,039)
Others	(821,546)	–	(821,546)
Other income (expense)	(1,198,420)	(175,165)	(1,373,585)
Net loss before discontinued operations	(1,574,267)	(175,165)	(1,749,432)
Loss from discontinued operations	(24,098)	4,491	(19,607)
Net loss	$(1,598,365)	$(170,674)	$(1,769,039)
Basic and Diluted Earnings (loss) per Share
Continued Operations	(0.03)		(0.03)
Discontinued Operations	–		(0.00)
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	56,243,481		56,243,481
Discontinued Operations	56,243,481		56,243,481

3.	ACQUISITIONS

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

Nova Ortho and Spine, PLLC
Cash	$177,977
Accounts receivable	4,052,213
Property and equipment	92,064
Other assets	342,493
Goodwill	2,391,608
Liabilities	(977,021)

Total	$6,079,334

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
Residential housing	$312,332	$319,856
Medical equipment	96,532	96,532
Computer Equipment	9,189	9,189
Furniture, fixture and equipment	35,974	35,974
Leasehold Improvement	15,950	15,950

Total	469,977	477,501
Less: accumulated depreciation	(226,234)	(218,471)
Property and equipment, net	$243,743	$259,030

For the three months ended March 31, 2022, total depreciation expense was $10,814. And for the year ended December 31, 2021, total depreciation expense was $35,334. Of this, depreciation expense recorded as cost of sales for the three months ended March 31, 2022 was $5,031 and depreciation expense recorded as cost of sales for the year ended December 31, 2021 was $21,448.

5.	LAND

In the quarter ended September 30,2021, the Company sold 3 lots for $152,000. At March 31, 2022, the Company had 27 acres of land of approximately $540,000. As of December 31, 2021, the Company had 30 acres of land of approximately $603,000 located in Salmon, Idaho, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into a residential community.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2022	December 31, 2021
Accounts payable	$330,389	$170,914
Accrued expense - previously factored receivables	1,280,146	846,754
Accrued credit cards	12,955	16,466
Accrued income taxes and other taxes	8,378	7,553
Accrued advertising	119,655	39,886
Accrued payroll	36,472	39,959
Accrued professional fees	111,055	270,827
Accrued expense - other	363	363
Total	$1,899,413	$1,392,722

The Company is delinquent paying certain income and property taxes. As of March 31, 2022 and December 31, 2021 the balance for these taxes, penalties and interest is $8,378 and $7,553.

7.	RELATED PARTY TRANSACTIONS

On February 11, 2021, the Chairman of the Board and the CEO each converted 62,500 Preferred Series I shares into 25,000,000 restricted common shares for a total of 125,000 Preferred Series I shares into 50,000,000 restricted common shares.

From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of March 31, 2022 and December 31, 2021 were $4,024 and $37 respectively.

The Company assumed amounts due to previous owners who are current managers of Edge View Properties Inc. related to the acquisition on July 16, 2014. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 due from the previous owners as of March 31, 2022 and December 31, 2021, respectively. On August 6, 2021, a Board Resolution was executed to terminate one of the two employees of Edge View Properties for fraud, deceit, larceny, and thievery for selling property belonging to the Company and personally taking the $162,598 in proceeds. The Company hired counsel to terminate the employee and handle all legal matters for return of monies and criminal prosecution.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive granted in 2021 to the Chief Executive Officer based on his employment agreement since July 1, 2021 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chief Executive Officer $300,000 per year. The total outstanding accrued compensation as of March 31, 2022 and December 31, 2021 were $1,475,000 and $1,415,000, respectively.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive to the Chairman of the Board based on his employment agreement since July 1, 2021 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chairman of the Board $300,000 per year. The total outstanding accrued compensation as of March 31, 2022 and December 31, 2021 were $1,460,000 and $1,400,000, respectively.

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. In the third quarter of 2021, the Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000. The total outstanding accrued compensation as of March 31, 2022 and December 31, 2021 was $189,000 and $159,000, respectively.

The Company agreed to pay $156,000 per year to the Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of March 31, 2022 and December 31, 2021 was $17,057.

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

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of March 31, 2022 and December 31, 2021, the Company owed the Chairman $126,765.

8.	NOTES AND LOANS PAYABLE

Notes payable at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
Notes and Loans Payable	$600,176	$1,347,690
Less current portion	(458,152)	(947,912)
Long-term portion	$142,024	$399,778

Long-term debt matures as follows:

Amount
2023	$458,152
2024	4,897
2025	4,897
2026	4,897
2027	4,897
Thereafter	122,434
Total	$600,176

Notes and Loans Payable – Related Party

From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of March 31, 2022 and December 31, 2021 were $4,024 and $37 respectively. The amounts due from the previous owners of Edge View is $4,979 as of March 31, 2022 and as of December 31, 2021.

Loans and Notes Payable – Unrelated Parties

On March 12, 2009, the Company entered into a preferred debenture agreement for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. No warrants had been exercised before the expiration. The balance of the note was $10,989 at March 31, 2022 and December 31, 2021. The accrued interest of the note was $5,235 and $4,910 at March 31, 2022 and December 31, 2021, respectively.

On September 9, 2019, the Company obtained a promissory note for $410,000 at 10% interest and matured on September 9, 2021. On November 10, 2021, the Company entered into addendum No. 1 on the note extending the maturity date until December 31, 2021. On May 4, 2021, the Company entered into addendum No. 2, whereby the maturity date was amended to November 3, 2021, accrued interest of $22,266 was added to the principal balance of $410,000 resulting in a new principal balance of $432,266 at May 4, 2021 and interest accruing at the rate of 24%. The principal balance was $432,266 at March 31, 2022 and December 31, 2021, respectively. The accrued interest of the note was $171,504 and $137,345 at March 31, 2022 and December 31, 2021, respectively.

Small Business Administration (“SBA”) Loans

On June 2, 2021, The Company obtained an SBA loan of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at March 31, 2022 was $146,921 and $5,723, respectively, and the principal balance and accrued interest at December 31, 2021 was $147,677 and $5,723, respectively.

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

As of March 31, 2022 and December 31, 2021, the Company had convertible debt outstanding of $2,622,812 and $2,077,753, respectively, net of debt discounts. During the three months period ending March 31, 2022, the Company had proceeds of $550,967 from convertible notes and repaid $5,908 to convertible noteholders. There are debt discounts associated with the convertible debt of $94,321 and $0 as of March 31, 2022 and December 31, 2021, respectively. For the three months ending March 31, 2022 and 2021, the Company recorded amortization of debt discounts of $44,546 and $715,401, respectively.

The Company had no convertible debt conversion during the three months ended March 31, 2022.

Convertible notes at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
Convertible notes payable	$2,622,812	$2,077,753
Discounts on convertible notes payable	(94,321)	–
Total convertible debt less debt discount	2,528,491	2,077,753
Current portion	2,528,491	2,077,753
Long-term portion	$–	$–

The following is a schedule of convertible notes payable from December 31, 2021 to March 31, 2022.

Note #	Issuance	Maturity	Principal Balance 12/31/21	New Loan	Cash Paydown	Principal Conversions	Shares Issued Upon Conversion	Principal Balance 3/31/22	Accrued Interest on Convertible Debt at 12/31/21	Interest Expense On Convertible Debt For the Period Ended 3/31/22	Accrued Interest on Convertible Debt at 3/31/22	Unamortized Debt Discount At 3/31/22
7-1	10/28/2016	10/28/2017	$10,000	$–	$–	$–	–	$10,000	$10,899	$493	$11,392	$–
9	9/12/2016	9/12/2017	50,080	–	–	–	–	50,080	4,141	2,470	6,611	–
10	1/24/2017	1/24/2018	12,646	–	–	–	–	12,646	14,831	624	15,455	–
11-2	3/16/2017	3/16/2018	17,345	–	–	–	–	17,345	9,843	855	10,698	–
13-2	7/24/2018	1/24/2019	43,961	–	–	–	–	43,961	34,113	1,951	36,064	–
22	7/10/2018	1/10/2021	772,118	–	(5,908)	–	–	766,210		7,809	7,809	–
22-1	2/20/2019	1/10/2021	61,704	–	–	–	–	61,704	28,523	3,652	32,175	–
22-3	4/10/2019	1/10/2021	56,095	–	–	–	–	56,095	25,303	3,320	28,623	–
26	8/10/2017	1/27/2018	20,000	–	–	–	–	20,000	10,525	740	11,265	–
29-1	11/8/2019	11/8/2021	–	–	–	–	–	–	2,283	–	2,283	–
29-2	11/8/2019	11/8/2021	36,604	–	–	–	–	36,604	11,374	2,166	13,541	–
31	8/28/2019	8/28/2021	–	–	–	–	–	–	8,385		8,385	–
32	5/22/2019	5/22/2021	25,000	–	–	–	–	25,000	12,277	1,233	13,510	–
34	5/18/2021	5/18/2021	–	–	–	–	–	–	219	–	219	–
35	8/24/2021	8/24/2021	–	–	–	–	–	–	74	–	74	–
36-1	9/3/2021	1/3/2021	122,400	–	–	–	–	122,400	25,906	5,432	31,338	–
36-2	11/3/2021	3/3/2021	122,400	–	–	–	–	122,400	23,906	5,432	29,338	–
36-3	12/29/2021	4/29/2021	122,400	–	–	–	–	122,400	22,070	5,432	27,502	–
36-4	5/5/2021	9/5/2021	187,500	–	–	–	–	187,500	22,131	8,322	30,453	–
36-5	1/11/2022	5/11/2022	–	202,300	–	–	–	202,300	–	7,881	7,881	17,664
36-6	3/9/2022	7/9/2022	–	146,667	–	–	–	146,667	–	1,591	1,591	29,944
36-7	3/22/2022	7/22/2022	–	202,000	–	–	–	202,000	–	897	897	46,713
37-1	9/3/2021	6/30/2021	67,000	–	–	–	–	67,000	8,878	1,652	10,530	–
37-2	11/2/2021	8/31/2021	66,500	–	–	–	–	66,500	7,722	1,640	9,362	–
37-3	12/29/2021	9/30/2021	66,500	–	–	–	–	66,500	6,686	1,640	8,326	–
38	2/9/2021	2/9/2022	64,000	–	–	–	–	64,000	4,614	947	5,561	–
39	5/10/2021	5/10/2022	153,500	–	–	–	–	153,500	5,915	2,271	8,185	–

			$2,077,753	$550,967	$(5,908)	$–	–	$2,622,812	$300,618	$68,450	$369,068	$94,321

10.	FAIR VALUE MEASUREMENT

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

As of March 31, 2022 and December 31, 2021, the Company did not have any derivative instruments.

11.	CAPITAL STOCK

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

During January 2021, we facilitated a reverse split of several classes our Preferred Stock which has been given retrospective treatment in these financial statements. In addition to the reverse stock split, management established new rights & privileges for certain classes of preferred stock. The reverse split ratio ranges from 1.6:1 to 307.7:1 resulting in a reclassification of $11,837,482 from preferred stock to additional paid in capital. The rights and privileges were changed with unanimous consent of all parties. All holders agreed to replace existing rights and privileges with new uniform conditions and a simplified uniform preferred $4.00 per share stated value.

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

12.	WARRANTS

The initial and ending valuation of the warrants accounted for as derivatives and marked to fair value, as of March 31, 2022 are as follows:

March 31, 2022
Initial Valuation	$2.40
Ending Value	$–

The table below set forth the assumptions for the Black-Scholes Model on each initial date and March 31, 2022:

March 31, 2022
Volatility	959.65%
Risk-free interest rate	2.42%
Expected term	5

The following tables summarize all warrant outstanding as of March 31, 2022, and the related changes during this period. The warrants expire eight years from grant date, which as of March 31, 2022 is 5.0 years. The intrinsic value of the warrants as of March 31, 2022 was $5.00.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2021	244,420,943	$0.020
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at March 31, 2022	244,420,943	0.020
Warrants Exercisable at March 31, 2022	244,420,943	$0.020

13.	DISCONTINUED OPERATIONS

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

As a result, management entered into agreements with the existing managers who were the original owners of Romeo’s NY Pizza (“Romeo’s”) and Repicci’s Franchise Group (“Repicci’s”) to buyback the subsidiaries previously purchased by Cardiff Lexington Corporation

The Company and the Repicci’s manager have entered into a Resignation, Release & Buyback Agreement and a Resignation, Release & Buyback Agreement Addendum (“Repicci’s Agreements”) which was effective June 1, 2021. Pursuant to the Repicci’s Agreement, the Repicci’s manager resigned employment from the Company effective June 1, 2021 and has purchased the Repicci’s subsidiary in exchange for returning 81,601 Preferred Shares Series H stock (“Preferred H”) which is held by the Company as treasury stock. The Repicci’s manager retained 37,500 shares of Preferred H shares subject to the terms of the Repicci’s Agreements. There was a gain on disposal in the amount of $216,013 in June 2021 which represented net assets and liabilities at the time of sale back.

The Company and the Romeo’s manager have entered into a Resignation, Release & Buyback Agreement and a Resignation, Release & Buyback Agreement Addendum (“Romeo Agreements”) which is effective July 1, 2021. Pursuant to the Romeo Agreement, Romeo’s manager resigned employment from the Company effective July 1, 2021 and has purchased back the Romeo’s subsidiary in exchange for returning 212,500 Preferred Shares Series D stock (“Preferred D”). The Romeo’s manager will retain 37,500 shares of Preferred D shares subject to the terms of the Romeo Agreements. There was a loss on disposal in the amount of $21,140 in July 2021 which represented net assets and liabilities at the time of sale back

On May 1, 2018, the Company entered into a stock for stock purchase agreement with the sellers of Red Rock Travel, LLC and a related management agreement to manage Red Rock Travel, LLC (“Red Rock”). The terms and conditions of those agreements were subsequently violated causing the transaction to be reversed and dissolved on May 31, 2019. Red Rock reverted to its previous ownership, the Company canceled the preferred series K shares related to the aborted acquisition and the Company filed notice with the State of Florida of the dissolution.

The Company continued to carry Red Rock liabilities on its balance sheet including accounts payables and accrued expenses of $1,872,086, convertible notes payable of $240,000, accrued interest of $214,318 and a derivative liability of $378,877 as of March 31, 2022. The party responsible for the convertible notes and related accrued interest is in dispute and is currently in litigation. The derivative liability is a function of the convertible notes and accrued interest. And the accounts payable and accrued expenses of $1,872,086 is deemed to be the responsibility of the current owners of Red Rock and was written-off by the Company in the third quarter of 2021 resulting in a gain of $1,872,086 which is recorded in discontinued operation.

On April 26, 2021, the Company filed a lawsuit against Investors of Red Rock seeking a judgment declaring that convertible secured notes totaling $240,000 issued by Red Rock and purportedly convertible into the Company’s common stock, be deemed null and void. The Company continues to maintain the liability of these Red Rock Investor notes on its balance sheet under discontinued operations together with corresponding accrued interest and related derivative liability. Subsequently, in the first quarter of 2022, the company settled a $40,000 note with one Red Rock Investor. Litigation and settlement discussions continue on the remaining $200,000 of Red Rock Investor notes.

	March 31, 2022	December 31, 2021
Net liabilities of discontinued operations
Accrued interest	$247,940	$231,318
Convertible debt	240,000	240,000
Net liabilities of discontinued operations	$487,940	$471,318

	Three Months Ended March 31,
	2022	2021
(Gain) Loss from discontinued operations
Interest expense	$16,622	$17,000
Change in derivative liability	–	2,607
Loss from discontinued operations	$16,622	$19,607

14.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

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

Allocation of Goodwill to Reporting Segments

The following table shows our goodwill balances by reportable segment:

	Affordable Housing Rentals	Financial Services	Healthcare	Total

Gross carrying value at December 31, 2021	$–	$2,092,048	$2,391,608	$4,483,656
Accumulated impairment	–	–	–	–
Carrying value at December 31, 2021	–	2,092,048	2,391,608	4,483,656
Accumulated impairment	–	–	–	–
Carrying value at March 31, 2022	$–	$2,092,048	$2,391,608	$4,483,656

15.	COMMITMENTS AND CONTINGENCIES

Leases

ASC 842, “Leases”, requires that a lessee recognize the assets and liabilities that arise from operating leases, A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transaction, lessees and lessors are required to recognize and measure leases at either the effective date (the “effective date method”) or the beginning of the earliest period presented (the “comparative method”) using a modified retrospective approach. Under the effective date method, the Company’s comparative period reporting is unchanged. In contrast, under the comparative method, the Company’s date of initial application is the beginning of the earliest comparative period presented, and the Topic 842 transition guidance is then applied to all comparative periods presented. Further, under either transition method, the standard includes certain practical expedients intended to ease the burden of adoption. The Company adopted ASC 842, January 1, 2021, using the effective date method and elected certain practical expedients allowing the Company not to reassess:

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

The Company recorded operating lease expense of $134,000 and $17,253 for the three months ended March 31, 2022 and 2021, respectively.

The Company has property leases with future commitments as follows:

Amount
2022	$142,551
2023	65,050
2024	24,982
Total	$232,583

Employees

We have an employment agreement effective July 15, 2021 to December 31, 2025 with the Chairman of the Board, Mr. Thompson. with automatic extension for additional successive one (1) year renewals terms unless terminated as defined in the agreement. We provide for compensation of $30,000 per month along with additional incentives.

We have an employment agreement effective July 15, 2021 to December 31, 2025 with the Chief Executive Officer, Mr. Cunningham with automatic extension for additional successive one (1) year renewals terms unless terminated as defined the agreement. We provide for compensation of $30,000 per month.

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. In the third quarter of 2021, the Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000. The total outstanding accrued compensation as of March 31, 2022 and December 31, 2021 was $189,000 and $159,000, respectively.

In April 2021, the Company’s previous Chief Financial Officer was terminated and replaced. The Company agreed to pay the new Chief Financial Officer $156,000 per year along with a bonus of preferred shares based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of March 31, 2022 and December 31, 2021 was $17,057.

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

At March 31, 2022 the Company had federal and state net operating loss carry forwards of approximately $18,000,000 that expire over various years through the year 2038.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

17.	SUBSEQUENT EVENTS

The Company negotiated a refinancing agreement with its largest lender of six outstanding notes totaling $4.79M in principal, interest, and fees into a consolidated and restructured new $2.6 million dollar restated senior secure note and $1.5 million dollars in preferred equity. The note maturity is for the earlier of twelve months from execution or a registered public offering of the company. The interest is 10% fixed due upon maturity. The transaction date is September 22, 2022.

On October 31, 2022, the Company strategically concentrating on the healthcare sector executed a Buyback Agreement finalizing the sale of We Three (d.b.a – Affordable Housing Initiative -AHI)  a Tennessee registered business, back to the original sellers.

General Matters

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

The Company has four reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

(1)	Affordable Housing (We Three) and

(2)	Financial Resolution Services (Platinum Tax Defenders)

(3)	Healthcare (Nova Ortho and Spine)

(4)	Real Estate (Edge View Properties Inc

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

	As of March 31, 2022	As of December 31, 2021
Assets:
Affordable Housing Rentals	$211,283	$213,876
Financial Services	2,160,005	2,212,379
Healthcare	8,593,278	8,092,820
Real Estate	611,900	611,900
Other	128,284	28,940
Consolidated assets	$11,704,750	$11,159,915

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Revenues:
Affordable Housing Rentals	$43,844	$38,979
Financial Services	464,843	892,947
Healthcare	2,432,307	–
Total revenues	$2,940,994	$931,926

Cost of Sales:
Affordable Housing Rentals	$19,474	$40,167
Financial Services	212,446	451,788
Healthcare	903,782	–
Total cost of sales	$1,135,702	$491,955

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$1,881	$(1,364)
Financial Services	(101,481)	(81,835)
Healthcare	1,303,348	–
Real Estate	(825)	–
Total Income (Loss) from operations from subsidiaries	$1,202,923	$(83,199)

Loss From Operations from Cardiff Lexington	$(479,559)	$(292,648)
Total income (loss) from operations	$723,364	$(375,847)

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

	As of March 31, 2022	As of December 31, 2021
Assets:
Affordable Housing Rentals	$211,283	$213,876
Financial Services	2,160,005	2,212,379
Healthcare	8,593,278	8,092,820
Real Estate	611,900	611,900
Other	128,284	28,940
Consolidated assets	$11,704,750	$11,159,915

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Revenues:
Affordable Housing Rentals	$43,844	$38,979
Financial Services	464,843	892,947
Healthcare	2,432,307	–
Real Estate	–	–
Total revenues	$2,940,994	$931,926

Cost of Sales:
Affordable Housing Rentals	$19,474	$40,167
Financial Services	212,446	451,788
Healthcare	903,782	–
Real Estate	–	–
Total cost of sales	$1,135,702	$491,955

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$1,881	$(1,364)
Financial Services	(101,481)	(81,835)
Healthcare	1,303,348	–
Real Estate	(825)	–
Total Income (Loss) from operations from subsidiaries	$1,202,923	$(83,199)

Loss From Operations from Cardiff Lexington	$(479,559)	$(292,648)
Total income (loss) from operations	$723,364	$(375,847)

Results of Operations

Three Months Ended March 31, 2022 and 2021

Revenues were $2,940,994 and $931,926 for the three months ended March 31, 2022 and 2021 an increase of $2,009,068 or 215.6%, respectively. The increase was primarily due to the acquisition of Nova Ortho May 31, 2021 which generated revenue of $2,432,307 for the three months ended March 31, 2022, offset by the decrease in revenue from the sale of Key Tax and the reduction in revenues for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Cost of sales were $1,135,702 and $491,955 for the three months ended March 31, 2022 and 2021 an increase of $643,747 or 130.9%, respectively. The increase was primarily due to the acquisition of Nova Ortho May 31, 2021 which incurred cost of sales of $975,038 for the three months ended March 31, 2022 offset by the decrease in cost of sales from the sale of Key Tax and the reduction in cost of sales for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Gross margins were $1,805,292 and $439,971 for the three months ended March 31, 2022 and 2021 an increase of $1,365,321 or 310.3%, respectively.

Operating expenses were $1,081,928 and $815,818 for the three months ended March 31, 2022 and 2021 an increase of $266,110 or 32.6%, respectively. The increase was primarily due to the acquisition of Nova Ortho May 31, 2021, an increase in professional fees offset by the sale of Key Tax and the reduction in business for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Net loss was $486,454 and $1,769,039 for the three months ended March 31, 2022 and 2021 a decrease of $1,282,585 or 72.5%, respectively.

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

The Company raised $550,967 in convertible notes during the three months ended March 31, 2022.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from (i) debenture convertible notes and conventional notes payable, (ii) the sale of common stock and preferred stock, and (iii) advances from shareholders. At March 31, 2022, we had $539,056 in cash, a working capital deficit of $3,044,622 and total assets of $11,704,750 and total liabilities of $9,512,586.

Net cash used in operating activities was $373,860 for the three months ended March 31, 2022. The cash used in operating activities was primarily due to the net loss of $486,454 an increase in accounts receivable of $732,160 and a decrease in accounts payable and accrued expenses, offset by a decrease in accounts payable and accrued expenses of $567,627.

Net cash used in operating activities was $208,921 for the three months ended March 31, 2021. The cash used in operating activities was primarily due to the net loss of $1,749,432 offset by a decrease in accounts payable and accrued expenses and accrued interest.

Net cash used in investing activities was $-0- for both the three months ended March 31, 2022 and 2021, respectively.

Net cash provided by financing activities was $300,307 and $440,400 for the three months ended March 31, 2022 and 2021, respectively. The positive cash flows for the three months ended March 31, 2022 were primarily due to proceeds from convertible notes of $405,730, offset by the payment of dividends of $102,746. The positive cash flows for the three months ended March 31, 2021 were primarily due to proceeds from convertible notes of $103,500 and proceeds from SBA / PPP loans of $345,269.

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

Off Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended March 31, 2022.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Cardiff and its subsidiaries are parties in a few legal actions that routinely arise out of the normal course of business, including legal actions seeking to establish liability directly through tax resolution contracts or rental property defaults.  We do not believe that such normal and routine litigation will have a material effect on our financial condition or results of operations. Cardiff parent is also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We believe that any liability that may arise as a result of other pending legal actions will not have a material effect on our consolidated financial condition or results of operations.

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

Dated: November 17, 2022	CARDIFF LEXINGTON CORPORATION

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

