Form 10-Q/A
period 2022-03-31
Cardiff Lexington Corp
filed 2022-11-21
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No 1

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

Common shares outstanding at March 31, 2022 is 232,796,735 with a par value of $0.001.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 17, 2022.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2020 (Restated)	(294,101)	$(2,365,864)	5,267,433	$5,267	$(733,733,688)	$(65,583,255)	$(8,872,334)
Conversion of convertible notes payable	–	–	54,068,024	54,068	584,690	–	638,758
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	1,024,373	–	1,024,373
Issuance of Common Stock for preferred I shares	–	–	50,000,000	50,000	1,175,000	–	–
Warrant issued with indebtedness	–	–	–	–	260,443	–	260,443
Net loss	–	–	–	–	–	(1,769,039)	(1,769,039)
Balance March 31, 2021 (Unaudited and Restated)	(294,101)	$(2,365,864)	109,335,457	$109,335	$(730,689,182)	$(67,352,294)	$(8,717,799)

Balance, December 31, 2021	(619,345)	$(4,967,686)	166,130,069	$167,421	$(3,862,349)	$(66,194,744)	$2,781,364
Distribution of dividend	–	–	–	–	–	(102,746)	(102,746)
Net loss	–	–	–	–	–	(486,454)	(486,454)
Balance, March 31, 2022 (Unaudited)	(619,345)	$(4,967,686)	166,130,069	$167,421	$(3,862,349)	$(66,783,944)	$2,192,164

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the period	$(486,454)	$(1,769,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,814	5,588
Amortization of loan discount	44,546	454,958
Other noncash items, net	(66,054)	–
Loss on disposal	4,474	–
Change in value of derivative liability	–	552,039
Warrant amortization	–	260,443
Conversion cost penalty	–	8,000
(Increase) decrease in:
Accounts receivable	(732,160)	(9,106)
Assets held for sale	–	–
Right of use – assets	103,119	10,486
Prepaid expenses and other current assets	8,000	(6,510)
Increase (decrease) in:
Accounts payable & Accrued expense	567,627	93,481
Accrued officer’s compensation	120,000	(1,165)
Due (to) from related parties	3,988	–
Accrued interest	110,559	71,983
Right of use – liabilities	(62,319)	(3,974)
Deferred revenue	–	104,258

Net cash used in operating activities	(373,860)	(208,951)

Net cash provided by discontinued operations - operating activities	$16,622	$–

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

12.	WARRANTS

The initial and ending valuation of the warrants accounted for as derivatives and marked to fair value, as of March 31, 2022 are as follows:

March 31, 2022
Initial Valuation	$240
Ending Value	$–

The table below set forth the assumptions for the Black-Scholes Model on each initial date and March 31, 2022:

March 31, 2022
Volatility	959.65%
Risk-free interest rate	2.42%
Expected term	5

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

Dated: November 21, 2022	CARDIFF LEXINGTON CORPORATION

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

