Form 10-Q
period 2022-06-30
Cardiff Lexington Corp
filed 2022-12-09
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of common shares outstanding at December 7, 2022 is 232,796,735 with a par value $0.001.

FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORPORATION

For the Three and Six Months Ended June 31, 2022

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

	June 30, 2022	December 31, 2021
	Unaudited
ASSETS
Current assets
Cash	$609,062	$595,987
Accounts receivable-net	6,239,091	4,948,796
Prepaid and other current assets	5,000	5,000
Total current assets	6,853,153	5,549,783

Property and equipment, net of accumulated depreciation of $237,048 and $218,471, respectively	232,927	259,030
Land	540,000	540,000
Goodwill	4,483,656	4,483,656
Due from related party	954	4,942
Other assets	30,882	38,882
Right of use assets	322,445	283,622
Total assets	$12,464,017	$11,159,915

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expense	$2,089,275	$1,392,722
Accrued expenses - related parties	3,201,057	2,961,057
Accrued interest	694,589	449,455
Operating lease liability	166,800	176,285
Due to director & officer	123,882	126,765
Notes payable, current portion	458,127	458,177
Convertible notes payable, net of debt discounts of $33,415 and $0, respectively	2,790,690	2,077,753
Net liabilities of discontinued operations	504,940	471,318
Total current liabilities	10,029,360	8,113,532

Other Liabilities
Notes payable – net of current portion	141,286	142,755
Operating lease liability – net of current portion	160,764	122,264
Total liabilities	$10,331,410	$8,378,551

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

	June 30, 2022	December 31, 2021
	Unaudited
Shareholders' equity
Preferred stock
Preferred Stock Series B - 3,000,000 shares authorized, par value $.001, stated value $4.00, 2,020,078 and 1,945,078 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	$8,080,313	$7,780,313
Preferred Stock Series C- 500 shares authorized, par value $.001, stated value $4.00, 122 shares issued and outstanding at June 30, 2022 and December 31, 2021	488	488
Preferred Stock Series D- 800,000 shares authorized, par value $.001, stated value $4.00, 0 and 37,500 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	–	150,000
Preferred Stock Series E- 1,000,000 shares authorized, par value $.001, stated value $4.00, 150,750 shares issued and outstanding at June 30, 2022 and December 31, 2021	603,000	603,000
Preferred Stock Series F- 800,000 shares authorized, par value $.001, stated value $4.00, 175,045 shares issued and outstanding at June 30, 2022 and December 31, 2021	700,180	700,180
Preferred Stock Series F-1- 800,000 shares authorized, par value $.001, stated value $4.00, 35,752 shares issued and outstanding at June 30, 2022 and December 31, 2021	143,008	143,008
Preferred Stock Series H- 4,859,379 shares authorized, par value $.001, stated value $4.00, 0 and 37,500 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	–	150,000
Preferred Stock Series I- 500,000,000 shares authorized, par value $.001, stated value $4.00, 14,885,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	59,540,000	59,540,000
Preferred Stock Series J- 10,000,000 shares authorized, par value $.001, stated value of $4.00, 894,834 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,579,336	3,579,336
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at June 30, 2022 and December 31, 2021	8,201	8,201
Preferred Stock Series L- 100,000,000 shares authorized, par value $.001, stated value $4.00, 319,493 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,277,972	1,277,972
Preferred Stock Series N- 3,000,000 shares authorized, par value $.001, stated value of $4.00, 868,056 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,472,224	3,472,224
Preferred Stock Series R- 5,000 shares authorized, par value $.001, stated value of $1,200, 165 shares issued and outstanding at June 30, 2022 and December 31, 2021	198,000	198,000
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 166,130,069 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	167,421	167,421
Treasury stock; at cost, 212,500 shares of series D preferred stock and 81,601 of series H preferred stock at June 30, 2022 and December 31, 2021, respectively,	(4,967,686)	(4,967,686)
Additional paid-in capital	(3,826,349)	(3,826,349)
Accumulated deficit	(66,843,501)	(66,194,744)
Total shareholders' equity	2,132,607	2,781,364
Total liabilities and shareholders' equity	$12,464,017	$11,159,915

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
REVENUE
Rental income	$39,512	27,844	83,356	66,823
Financial Services	472,013	1,505,450	936,857	2,398,397
Healthcare	2,619,218	649,574	5,051,525	649,574
Total revenue	3,130,744	2,182,868	6,071,738	3,114,794

COST OF SALES
Rental business	18,614	25,158	38,088	45,988
Financial Services	112,776	422,602	325,222	874,390
Healthcare	983,842	199,450	1,887,624	199,450
Total cost of sales	1,115,232	647,210	2,250,934	1,119,828

GROSS MARGIN	2,015,512	1,535,658	3,820,804	1,994,966

OPERATING EXPENSES
Depreciation expense	5,783	1,536	11,566	1,928
Transaction costs	–	2,777,778	–	2,777,778
Selling, general and administrative	907,046	1,112,977	1,983,191	1,947,740
Total operating expenses	912,829	3,892,291	1,994,757	4,727,446

PROFIT (LOSS) FROM OPERATIONS	1,102,683	(2,356,633)	1,826,047	(2,732,480)

OTHER INCOME (EXPENSE)
Other income	8	5,826	8	28,682
Change in value of derivative liability	–	(580,575)	–	(1,132,614)
Gain on forgiveness of debt	–	440,295	–	440,295
Gain on change of estimate	–	118,027	–	118,027
Loss on disposal	–	–	(4,474)	–
Interest expense & finance charge	(1,035,811)	(352,193)	(2,179,987)	(473,194)
Conversion cost penalty and reimbursement	–	(2,000)	–	(10,000)
Amortization of debt discounts	(111,706)	(315,863)	(156,252)	(1,031,264)
Total other income (expenses)	(1,147,509)	(686,483)	(2,340,705)	(2,060,068)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(44,826)	(3,043,116)	(514,658)	(4,792,548)

LOSS FROM DISCONTINUED OPERATIONS	(17,000)	(34,745)	(33,622)	(54,352)

NET INCOME (LOSS) FOR THE PERIOD	$(61,826)	(3,077,861)	(548,280)	(4,846,900)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.00)	(0.02)	(0.00)	(0.05)
Discontinued operations	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES – CONTINUED AND DISCONTINUED OPERATIONS	166,130,069	123,899,049	166,130,069	97,416,652

The accompanying notes are an integral part of these condensed consolidated financial statements

 CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIODS ENDED JUNE 30, 2022 and 2021

	Preferred Stock Series A, I, K		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Stock, Series C and R
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2020 (Restated)	203,210,563	$780,048,201	2,824,563	$12,558,517	287	$198,488
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–
Issuance of Common Stock for preferred I shares	(125,000)	(500,000)	–	–	–	–
Warrants issued with indebtedness	–	–	–	–	–	–
Issuance of preferred stock series J	–	–	894,834	3,579,336	–	–
Issuance of preferred stock series N	–	–	868,056	3,472,224	–	–
Issuance of preferred stock series B	–	–	140,799	807,196	–	–
Issuance of common stock for services	–	–	–	–	–	–
Distribution of dividend	–	–	–	–	–	–
Issuance of warrant	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, June 30, 2021 (unaudited)	203,085,563	$779,548,201	4,728,252	$20,417,273	287	$198,488

Balance, December 31, 2021	23,085,563	$59,548,201	4,464,008	$17,856,032	287	$198,488
Distribution of dividend	–	–	–	–	–	–
Cancellation of preferred D	–	–	(37,500)	(150,000)	–	–
Cancellation of preferred H	–	–	(37,500)	(150,000)	–	–
Issuance of preferred B	–	–	75,000	300,000	–	–
Net loss	–	–	–	–	–	–
Balance, June 30, 2022 (unaudited)	23,085,563	$59,548,201	4,464,008	$17,856,032	287	$198,488

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIENCY) IN SHAREHOLDERS' EQUITY

FOR THE PERIODS ENDED JUNE 30, 2022 and 2021

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2020 (Restated)	(294,101)	$(2,365,864)	5,267,433	$5,267	$(733,733,688)	$(65,583,255)	$(8,872,334)
Conversion of convertible notes payable	–	–	84,028,411	84,028	735,682	–	819,710
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	1,262,265	–	1,262,373
Issuance of Common Stock for preferred I shares	–	–	50,000,000	50,000	450,000	–	–
Reclassify warrant liabilities to additional paid in capital	–	–	–	–	260,440	–	260,440
Issuance of preferred stock series J	–	–	–	–	–	–	3,579,336
Issuance of preferred stock series N	–	–	–	–	(347,222)	–	3,125,002
Issuance of preferred stock series B	–	–	–	–	–	–	563,196
Issuance of common stock for services			1,275,427	1,275	14,412	–	15,687
Distribution of dividend	–	–	–	–	–	(99,999)	(99,999)
Issuance of warrant	–	–	–	–	2,777,778	–	2,777,778
Net loss	–	–	–	–	–	(4,846,900)	(4,846,900)
Balance June 30, 2021 (unaudited)	(294,101)	$(2,365,864)	140,571,271	$140,570	$(728,580,330)	$(70,530,154)	$(1,415,816)

Balance, December 31, 2021	(619,345)	$(4,967,686)	166,130,069	$167,421	$(3,826,349)	$(66,194,744)	$2,781,364
Distribution of dividend	–	–	–	–	–	(100,477)	(100,477)
Cancellation of preferred D	–	–	–	–	–	–	(150,000)
Cancellation of preferred H	–	–	–	–	–	–	(150,000)
Issuance of preferred B	–	–	–	–	–	–	300,000
Net loss	–	–	–	–	–	(548,280)	(548,280)
Balance, June 30, 2022 (Unaudited)	(619,345)	$(4,967,686)	166,130,069	$167,421	$(3,826,349)	$(66,843,501)	$2,132,607

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the period	$(548,280)	$(4,846,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,628	12,820
Amortization of loan discount	156,252	1,031,264
Other noncash items, net	(28,271)	(548,323)
Loss on disposal	4,474	–
Change in value of derivative liability	–	1,132,614
Warrant issued for transaction costs	–	2,777,778
(Increase) decrease in:
Accounts receivable	(1,268,425)	123,793
Assets held for sale	–	(43,607)
Right of use – assets	(38,823)	(285,899)
Prepaid expenses and other current assets	8,000	325,259
Increase (decrease) in:
Accounts payable & Accrued expense	696,553	(306,526)
Accrued officer’s compensation	240,000	–
Due (to) from related parties	3,988	449,835
Accrued interest	252,634	(342,745)
Right of use – liabilities	29,015	299,136
Deferred revenue	–	(353,830)
Net cash used in operating activities	(471,255)	(575,331)

Net provided by in discontinued operations - operating activities	33,622	54,352

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture & equipment	–	(3,407)
Acquisition of Nova Ortho and Spine PLLC, net of cash acquired	–	(2,320,235)
Net cash used in investing activities	–	(2,323,642)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	$2,883	$–
Proceeds from convertible notes payable	555,730	444,500
Repayment of convertible notes payable	(5,908)	(15,362)
Proceeds from PPP loans	–	347,050
Payment of PPP loan	(1,520)	–
Dividend on preferred stock	(100,477)	(99,999)
Repayment of credit line	–	(51,928)
Issuance of preferred stock series N	–	3,000,000
Payment of notes payable	–	–
Payment of notes payable related party	(5,065)	–
Proceeds of notes payable related party	5,065	–
Net cash provided by financing activities	450,708	3,624,261

NET INCREASE IN CASH	13,075	779,640

CASH, BEGINNING OF PERIOD	595,987	279,311

CASH, END OF PERIOD	$609,062	$1,058,951

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$46,098	$47,062
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$–	$84,028
Preferred stock issued for business acquisition	$–	$3,579,336
Preferred stock issued upon conversion of notes payable and accrued interest	$–	$563,196
Derivative liability settled upon conversion	$–	$1,262,373
Proceeds from related party	$3,987	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Description of Business

Cardiff Lexington consists of the following wholly owned subsidiaries:

We Three, LLC dba Affordable Housing Initiative (“AHI”), acquired May 15, 2014

Romeo’s Alpharetta, LLC dba Romeo’s NY Pizza (“Romeo’s Pizza”), acquired September 30, 2014; Sold July 1, 2021.

Edge View Properties, Inc., (“Edge View”) acquired July 16, 2014

Repicci’s Franchise Group, LLC (“Repicci’s Group”), acquired August 10, 2016; Sold June 1, 2021.

Platinum Tax Defenders, LLC (“Platinum Tax”), acquired July 31, 2018

JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), acquired May 8, 2019; Sold December 31, 2021

Red Rock Travel Group, LLC (“Red Rock”), acquired July 31, 2018, discontinued May 31, 2019

Nova Ortho and Spine, PLLC (“Nova”), acquired May 31, 2021

Basis of Presentation and Principles of Consolidation

The accompanying June 30, 2022 interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Accounts Receivable

Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible which was zero as of June 30, 2022 and December 31, 2021, respectfully. As of June 30, 2022 and December 31, 2021, the Company had accounts receivable of $6,239,091 and $4,948,796, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During quarters ended June 30, 2022 and 2021, the Company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

For the six months ended June 30, 2022 and 2021, respectively, the Company did not record any bad debt expense. Additionally, the Company has not recorded any estimate for expected chargebacks.

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

Rental Income

The Company’s rent revenue is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section ASC 842, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. There are no contingent rentals included in income in the accompanying condensed consolidated statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the condensed consolidated statements of operations and changes in members’ equity. The Company recognized advertising and marketing expense of $82,269 and $210,054 For the Three and Six Months Ended June 30, 2022 and 2021, respectively.

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

For the periods ended June 30, 2022 and June 30, 2021, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of June 30, 2022, the Company has sustained recurring losses and has a working capital deficit of approximately $3.1 million. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

Management does not expect that the adoption of this standard will have a material effect on the Company's financial statements.

2.	ACQUISITIONS

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

Nova Ortho and Spine, PLLC
Cash	$177,977
Accounts receivable	4,052,213
Property and equipment	92,064
Other assets	342,493
Goodwill	2,391,608
Liabilities	(977,021)

Total	$6,079,334

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
Residential housing	$312,230	$319,856
Medical equipment	35,974	96,532
Computer Equipment	9,189	9,189
Furniture, fixture and equipment	96,532	35,974
Leasehold Improvement	15,950	15,950

Total	469,975	477,501
Less: accumulated depreciation	(237,048)	(218,471)
Property and equipment, net	$232,927	$259,030

For the three and six months ended June 30, 2022, total depreciation expense was $10,814 and $21,628, respectively. Depreciation expense recorded as cost of sales for the three and six months ended June 30, 2022 was $5,031 and $10,062, respectively, and depreciation expense recorded as cost of sales for the year ended December 31, 2021 was $12,448.

4.	LAND

In the quarter ended September 30,2021, the Company sold 3 lots for $152,000. At June 30, 2022, the Company had 27 acres of land of approximately $540,000. As of December 31, 2021, the Company had 30 acres of land of approximately $603,000 located in Salmon, Idaho, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into a residential community.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2022	December 31, 2021
Accounts payable	$325,492	$170,914
Accrued previously factored receivables	1,362,467	846,754
Accrued credit cards	33,146	16,466
Accrued income and taxes	6,732	7,553
Accrued advertising	69,656	39,886
Accrued payroll wages	28,798	39,959
Accrued professional fees	262,621	270,827
Accrued expenses other	363	363
Total	$2,089,275	$1,392,722

The Company is delinquent paying certain income and property taxes. As of June 30, 2022 and December 31, 2021 the balance for these taxes, penalties and interest is $6,732 and $7,553.

6.	RELATED PARTY TRANSACTIONS

On February 11, 2021, the Chairman of the Board and the CEO each converted 62,500 Preferred Series I shares into 25,000,000 restricted common shares for a total of 125,000 Preferred Series I shares into 50,000,000 restricted common shares.

From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of June 30, 2022 and December 31, 2021 were $4,025 and $37 respectively.

The Company assumed amounts due to previous owners who are current managers of Edge View Properties Inc. related to the acquisition on July 16, 2014. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 due from the previous owners as of June 30, 2022 and December 31, 2021, respectively. On August 6, 2021, a Board Resolution was executed to terminate one of the two employees of Edge View Properties for fraud, deceit, larceny, and thievery for selling property belonging to the Company and personally taking the $162,598 in proceeds. The Company hired counsel to terminate the employee and handle all legal matters for return of monies and criminal prosecution.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive granted in 2021 to the Chief Executive Officer based on his employment agreement since July 1, 2021 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chief Executive Officer $300,000 per year. The total outstanding accrued compensation as of June 30, 2022 and December 31, 2021 were $1,535,000 and $1,415,000, respectively.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive to the Chairman of the Board based on his employment agreement since July 1, 2021 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chairman of the Board $300,000 per year. The total outstanding accrued compensation as of June 30, 2022 and December 31, 2021 were $1,520,000 and $1,400,000, respectively.

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. In the third quarter of 2021, the Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000. The total outstanding accrued compensation as of June 30, 2022 and December 31, 2021 was $219,000 and $159,000, respectively.

The Company agreed to pay $156,000 per year to the Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of June 30, 2022 and December 31, 2021 was $17,057.

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

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of June 30, 2022 and December 31, 2021, the Company owed the Chairman $123,882 and $126,765.

7.	NOTES AND LOANS PAYABLE

Notes payable at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022	December 31, 2021
Notes and Loans Payable	$599,413	$600,932
Less current portion	(458,127)	(458,177)
Long-term portion	$141,286	$142,755

Long-term debt matures as follows:

Amount
2023	$458,127
2024	4,872
2025	4,872
2026	4,872
2027	4,872
Thereafter	121,798
Total	$599,413

Notes and Loans Payable – Related Party

From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of June 30, 2022 and December 31, 2021 were $4,025 and $37, respectively. The amounts due from the previous owners of Edge View is $4,979 as of June 30, 2022 and as of December 31, 2021.

Loans and Notes Payable – Unrelated Parties

On March 12, 2009, the Company entered into a preferred debenture agreement for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. No warrants had been exercised before the expiration. The balance of the note was $10,989 at June 30, 2022 and December 31, 2021. The accrued interest of the note was $5,564 and $4,910 at June 30, 2022 and December 31, 2021, respectively.

On September 9, 2019, the Company obtained a promissory note for $410,000 at 10% interest and matured on September 9, 2021. On November 10, 2021, the Company entered into addendum No. 1 on the note extending the maturity date until December 31, 2021. On May 4, 2021, the Company entered into addendum No. 2, whereby the maturity date was amended to November 3, 2021, accrued interest of $22,266 was added to the principal balance of $410,000 resulting in a new principal balance of $432,266 at May 4, 2021 and interest accruing at the rate of 24%. The principal balance was $432,266 at June 30, 2022 and December 31, 2021, respectively. The accrued interest of the note was $208,092 and $137,345 at June 30, 2022 and December 31, 2021, respectively.

 Small Business Administration (“SBA”) Loans

On June 2, 2021, The Company obtained an SBA loan of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at June 30, 2022 was $146,158 and $5,723, respectively, and the principal balance and accrued interest at December 31, 2021 was $147,677 and $5,723, respectively.

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

As of June 30, 2022 and December 31, 2021, the Company had convertible debt outstanding of $2,790,690 and $2,077,753, respectively, net of debt discounts. During the six months period ending June 30, 2022, the Company had proceeds of $752,260 from convertible notes and repaid $5,908 to convertible noteholders. There are debt discounts associated with the convertible debt of $33,415 and $0 as of June 30, 2022 and December 31, 2021, respectively. For the six months ending June 30, 2022 and 2021, the Company recorded amortization of debt discounts of $156,252 and $1,031,264, respectively. For the three months ending June 30, 2022 and 2021, the Company recorded amortization of debt discounts of $111,706 and $315,863, respectively.

The Company had no convertible debt conversion during the six months ended June 30, 2022.

Convertible notes at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022	December 31, 2021
Convertible notes payable	$2,824,105	$2,077,753
Discounts on convertible notes payable	(33,415)	–
Total convertible debt less debt discount	2,790,690	2,077,753
Current portion	2,790,690	2,077,753
Long-term portion	$–	$–

The following is a schedule of convertible notes payable from December 31, 2021 to June 30, 2022.

Note #	Issuance	Maturity	Principal Balance 12/31/21	New Loan	Cash Paydown	Principal Conversions	Shares Issued Upon Conversion	Principal Balance 6/30/22	Accrued Interest on Convertible Debt at 12/31/21	Interest Expense On Convertible Debt For the Period Ended 6/30/22	Accrued Interest on Convertible Debt at 6/30/22	Unamortized Debt Discount At 6/30/22
7-1	10/28/2016	10/28/2017	10,000	$–	$–	$–	–	$10,000	$10,899	$992	$11,891	$–
9	9/12/2016	9/12/2017	50,080	–	–	–	–	50,080	4,141	4,967	9,108	–
10	1/24/2017	1/24/2018	12,646	–	–	–	–	12,646	14,831	1,254	16,085	–
11-2	3/16/2017	3/16/2018	17,345	–	–	–	–	17,345	9,843	1,720	11,563	–
13-2	7/24/2018	1/24/2019	43,961	–	–	–	–	43,961	34,113	3,924	38,037	–
22	7/10/2018	1/10/2021	772,118	–	(5,908)	–	–	766,210		30,732	30,732	–
22-1	2/20/2019	1/10/2021	61,704	–	–	–	–	61,704	28,523	7,344	35,867	–
22-3	4/10/2019	1/10/2021	56,095	–	–	–	–	56,095	25,303	6,676	31,979	–
26	8/10/2017	1/27/2018	20,000	–	–	–	–	20,000	10,525	1,488	12,013	–
29-1	11/8/2019	11/8/2021	–	–	–	–	–	–	2,283	–	2,283	–
29-2	11/8/2019	11/8/2021	36,604	–	–	–	–	36,604	11,374	4,357	15,732	–
31	8/28/2019	8/28/2021	–	–	–	–	–	–	8,385	–	8,385	–
32	5/22/2019	5/22/2021	25,000	–	–	–	–	25,000	12,277	2,479	14,756	–
34	5/18/2021	5/18/2021	–	–	–	–	–	–	219	–	219	–
35	8/24/2021	8/24/2021	–	–	–	–	–	–	74	–	74	–
36-1	9/3/2021	1/3/2021	122,400	–	–	–	–	122,400	25,906	10,925	36,831	–
36-2	11/3/2021	3/3/2021	122,400	–	–	–	–	122,400	23,906	10,925	34,831	–
36-3	12/29/2021	4/29/2021	122,400	–	–	–	–	122,400	22,070	10,925	32,995	–
36-4	5/5/2021	9/5/2021	187,500	–	–	–	–	187,500	22,131	16,736	38,867	–
36-5	1/11/2022	5/11/2022	–	202,300	–	–	–	202,300	–	16,960	16,960	–
36-6	3/9/2022	7/9/2022	–	146,667	–	–	–	146,667	–	8,173	8,173	2,139
36-7	3/22/2022	7/22/2022	–	202,000	–	–	–	202,000	–	9,962	9,962	8,416
36-8	4/25/2022	8/25/2022	–	201,293	–	–	–	201,293	–	6,552	6,552	22,860
37-1	9/3/2021	6/30/2021	67,000	–	–	–	–	67,000	8,878	3,323	12,201	–
37-2	11/2/2021	8/31/2021	66,500	–	–	–	–	66,500	7,722	3,298	11,020	–
37-3	12/29/2021	9/30/2021	66,500	–	–	–	–	66,500	6,686	3,298	9,984	–
38	2/9/2021	2/9/2022	64,000	–	–	–	–	64,000	4,614	1,904	6,518	–
39	5/10/2021	5/10/2022	153,500	–	–	–	–	153,500	5,915	4,567	10,481	–

			$2,077,753	$752,260	$(5,908)	$–	–	$2,824,105	$300,618	$173,481	$474,099	$33,415

9.	FAIR VALUE MEASUREMENT

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

As of June 30, 2022 and December 31, 2021, the Company did not have any derivative instruments.

10.	CAPITAL STOCK

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

11.	WARRANTS

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2021	244,420,943	$0.020
Granted	–	–
Exercised	–	–
Expired	(5,839,287)	(0.015)
Balance at June 30, 2022	238,581,656	0.017
Warrants Exercisable at June 30, 2022	238,581,656	$0.017

12.	DISCONTINUED OPERATIONS

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

The Company continued to carry Red Rock liabilities on its balance sheet including accounts payables and accrued expenses of $1,872,086, convertible notes payable of $240,000, accrued interest of $214,318 and a derivative liability of $378,877 as of June 30, 2022. The party responsible for the convertible notes and related accrued interest is in dispute and is currently in litigation. The derivative liability is a function of the convertible notes and accrued interest. And the accounts payable and accrued expenses of $1,872,086 is deemed to be the responsibility of the current owners of Red Rock and was written-off by the Company in the third quarter of 2021 resulting in a gain of $1,872,086 which is recorded in discontinued operation.

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

	June 30, 2022	December 31, 2021
Net liabilities of discontinued operations
Accrued interest	$264,940	$231,318
Convertible debt	240,000	240,000
Net liabilities of discontinued operations	$504,940	$471,318

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss from discontinued operations
Interest expense	$17,000	$17,189	$33,622	$34,378
Change in derivative liability		17,367		19,974
Loss from discontinued operations	$17,000	$34,556	$33,622	$54,352

13.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

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

Allocation of Goodwill to Reporting Segments

The following table shows our goodwill balances by reportable segment:

	Affordable Housing Rentals	Financial Services	Healthcare	Total

Gross carrying value at December 31, 2021	$–	$2,092,048	$2,391,608	$4,483,656
Accumulated impairment	–	–	–	–
Carrying value at December 31, 2021	–	2,092,048	2,391,608	4,483,656
Accumulated impairment	–	–	–	–
Carrying value at June 30, 2022	$–	$2,092,048	$2,391,608	$4,483,656

14.	COMMITMENTS AND CONTINGENCIES

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

The Company recorded operating lease expense of $34,305 and $19,528 for the three months ended June 30, 2022 and 2021, respectively and the Company recorded operating lease expense of $170,150 and $36,781 for the six months ended June 30, 2022 and 2021, respectively.

The Company has property leases with future commitments as follows:

Amount
2022	$203,118
2023	140,317
2024	25,543
2025	11,108
Total	$380,086

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

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. In the third quarter of 2021, the Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000. The total outstanding accrued compensation as of June 30, 2022 and December 31, 2021 was $129,000 and $120,000, respectively.

In April 2021, the Company’s previous Chief Financial Officer was terminated and replaced. The Company agreed to pay the new Chief Financial Officer $156,000 per year along with a bonus of preferred shares based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of June 30, 2022 and December 31, 2021 was $17,057.

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

15.	INCOME TAXES

At June 30, 2022 the Company had federal and state net operating loss carry forwards of approximately $18,000,000 that expire over various years through the year 2038.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

16.	SUBSEQUENT EVENTS

On September 22, 2022, the Company negotiated and executed a refinancing agreement with its largest lender of six outstanding notes totaling $4.79M in principal, interest, and fees into a consolidated and restructured new $2.6 million dollar restated senior secure note and $1.5 million dollars in preferred equity. The note maturity is for the earlier of twelve months from execution or a registered public offering of the company. The interest is 10% fixed due upon maturity

.

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

The Company has four reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

(1)	Affordable Housing (We Three)
(2)	Financial Resolutions Services (Platinum Tax Defenders)
(3)	Healthcare (Nova Ortho and Spine)
(4)	Real Estate (Edge View Properties Inc)

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

Platinum Tax provides tax resolution services to individuals and companies that have federal and state tax liabilities. The company collects fees based on efforts to negotiate and assist in the settlement of outstanding tax debts.

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

	As of June 30, 2022	As of December 31, 2021
Assets:
Affordable Housing Rentals	$211,955	213,876
Financial Services	2,109,924	2,212,379
Healthcare	9,508,716	8,092,820
Real Estate	608,566	611,900
Other	24,856	28,940
Consolidated assets	$12,464,017	11,159,915

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Revenues:
Affordable Housing Rentals	$39,512	27,844
Financial Services	472,014	1,505,450
Healthcare	2,619,218	649,574
Real Estate	–	–
Total revenues	$3,130,744	2,182,868

Cost of Sales:
Affordable Housing Rentals	$18,614	25,158
Financial Services	112,776	422,602
Healthcare	983,842	199,450
Real Estate	–	–
Total cost of sales	$1,115,232	647,210

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$672	(10,344)
Financial Services	11,361	470,311
Healthcare	1,481,055	404,279
Real Estate	(1,688)	–
Total Income (Loss) from operations from subsidiaries	$1,491,400	864,246

Loss From Operations from Cardiff Lexington	$(388,717)	(3,220,879)
Total income (loss) from operations	$1,102,683	(2,356,633)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Revenues:
Affordable Housing Rentals	$83,356	66,823
Financial Services	936,857	2,398,397
Healthcare	5,051,525	649,574
Real Estate	–	–
Total revenues	$6,071,738	3,114,794

Cost of Sales:
Affordable Housing Rentals	$38,088	45,988
Financial Services	325,222	874,390
Healthcare	1,887,624	199,450
Real Estate	–	–
Total cost of sales	$2,250,934	1,119,828

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$2,553	(11,708)
Financial Services	(90,120)	388,476
Healthcare	2,784,403	404,279
Real Estate	(2,513)	–
Total Income (Loss) from operations from subsidiaries	$2,694,323	781,047

Loss From Operations from Cardiff Lexington	$(868,276)	(3,513,527)
Total income (loss) from operations	$1,826,047	(2,732,480)

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

Impact of COVID-19 Pandemic

The outbreak of a novel coronavirus throughout the world, including the United States, since early calendar year 2020 through current, has caused widespread business and economic disruption through mandated and voluntary business closings and restrictions on the movement and activities of people (“COVID-19 Pandemic”). We are subject to risks and uncertainties as a result of the COVID-19 Pandemic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion on results of operations for the year ended December 31, 2021. The extent of the impact of the COVID-19 Pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the COVID-19 Pandemic is rapidly evolving in many countries, including the United States and other markets where the Company operates. It is expected that the Company's customers and suppliers may well continue to be impacted which could materially and adversely affect the Company. Our ability to obtain or deliver inventory or services, and our ability to collect accounts receivables as customers may be affected

The financial services segments of the economy was adversely affected by the COVID-19 Pandemic. Due to the IRS prolonging individual tax filings, this affected our tax resolution businesses and management decided to divest JM Enterprise 1, Inc. (Key Tax Group). The Company’s tax resolution business operations have been hard hit by the economic pressure of the COVID-19 pandemic and the subsequent directives and responses to this crisis taken by the IRS, federal, state, and local governments. Management will continue to monitor its businesses and focus our growth primarily in the health industry.

Results of Operations

Three Months Ended June 30, 2022 and 2021

Revenues were $3,130,744 and $2,182,868 for the three months ended June 30, 2022 and 2021 an increase of $947,876 or 43.4%, respectively. The increase was primarily due to the acquisition of Nova Ortho May 31, 2021 which generated revenue of $2,619,218 for the three months ended June 30, 2022, offset by the decrease in revenue from the sale of Key Tax and the reduction in revenues for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Cost of sales were $1,115,232 and $647,210 for the three months ended June 30, 2022 and 2021 an increase of $468,022 or 72.3%, respectively. The increase was primarily due to the acquisition of Nova Ortho May 31, 2021 which incurred cost of sales of $983,842 for the three months ended June 30, 2022 offset by the decrease in cost of sales from the sale of Key Tax and the reduction in cost of sales for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Gross margins were $2,015,512 and $1,535,658 for the three months ended June 30, 2022 and 2021 an increase of $479,854 or 31.2%, respectively.

Operating expenses were $912,829 and $3,892,291 for the three months ended June 30, 2022 and 2021 a decrease of $2,979,462 or 76.5%, respectively. The decrease was primarily due to the transaction costs relating to the acquisition of Nova Ortho May 31, 2021, the sale of Key Tax and the reduction in business for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Net loss was $61,826 and $3,077,861 for the three months ended June 30, 2022 and 2021 a decrease of $3,016,035 or 98.0%, respectively.

Six Months Ended June 30, 2022 and 2021

Revenues were $6,071,738 and $3,114,794 for the six months ended June 30, 2022 and 2021 an increase of $2,956,944 or 94.6%, respectively. The increase was primarily due to the acquisition of Nova Ortho May 31, 2021 which generated revenue of $5,051,525 for the six months ended June 30, 2022, offset by the decrease in revenue from the sale of Key Tax and the reduction in revenues for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Cost of sales were $2,250,934 and $1,119,828 for the six months ended June 30, 2022 and 2021 an increase of $1,131,106 or 101.0%, respectively. The increase was primarily due to the acquisition of Nova Ortho May 31, 2021 which incurred cost of sales of $1,887,624 for the six months ended June 30, 2022 offset by the decrease in cost of sales from the sale of Key Tax and the reduction in cost of sales for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Gross margins were $3,820,804 and $1,994,966 for the six months ended June 30, 2022 and 2021 an increase of $1,825,838 or 91.5%, respectively.

Operating expenses were $1,994,757 and $4,727,446 for the six months ended June 30, 2022 and 2021 a decrease of $2,732,689 or 57.8%, respectively. The decrease was primarily due to the transaction costs relating to the acquisition of Nova Ortho May 31, 2021, the sale of Key Tax and the reduction in business for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Net loss was $548,280 and $4,846,900 for the six months ended June 30, 2022 and 2021 a decrease of $4,298,620 or 88.7%, respectively.

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

The Company raised $752,260 in convertible notes during the six months ended June 30, 2022.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from (i) debenture convertible notes and conventional notes payable, (ii) the sale of common stock and preferred stock, and (iii) advances from shareholders. At June 30, 2022, we had $609,062 in cash, a working capital deficit of $3,176,207 and total assets of $12,464,017 and total liabilities of $10,331,410.

Net cash used in operating activities was $481,058 for the six months ended June 30, 2022. The cash used in operating activities was primarily due to the net loss of $548,280, an increase in accounts receivable of $1,268,425, offset by an increase in accounts payable and accrued expenses of $696,553. Net cash used in operating activities was for the six months ended June 30, 2021 was $575,331. The cash used in operating activities was primarily due to the net loss of $4,846,900 offset by an increase in accounts payable and accrued expenses and accrued interest.

Net cash used in investing activities was $-0- for the six months ended June 30, 2022. The cash used in investing activities of $2,323,642 was for the acquisition of Nova Ortho and Spine.

Net cash provided by financing activities was $450,708 and $3,624,261 for the six months ended June 30, 2022 and 2021, respectively. The positive cash flows for the six months ended June 30, 2022 were primarily due to proceeds from convertible notes of $555,730, offset by the payment of dividends of $100,477. The positive cash flows for the six months ended June 30, 2021 were primarily due to proceeds from the issuance of preferred stock of $3,000,000 for the purchase of Nova Ortho and proceeds from SBA / PPP loans of $347,050.

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

Off Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the six months ended June 30, 2022.

There has been no change in our internal control over financial reporting during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

Dated: December 8, 2022	CARDIFF LEXINGTON CORPORATION

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

