Form 10-Q
period 2022-09-30
Cardiff Lexington Corp
filed 2023-01-06
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of commons shares outstanding at January 5, 2023 is 824,796,735 with a par value of $0.001.

FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORPORATION

For the Three and Nine Months Ended September 30, 2022

The following financial statements and schedules of the registrant are submitted herewith:

EXPLANATORY NOTE

This 10-Q Amendment is filed solely for the purpose of providing the interactive data files for inline XBRL.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
	Unaudited	Audited
ASSETS
Current assets
Cash	$260,498	$595,987
Accounts receivable-net	6,829,160	4,948,796
Prepaid and other current assets	5,000	5,000
Total current assets	7,094,658	5,549,783

Property and equipment, net of accumulated depreciation of $247,861 and $218,471, respectively	222,114	259,030
Land	540,000	540,000
Goodwill	7,758,656	4,483,656
Due from related party	4,979	4,979
Other assets	30,882	38,882
Right of use assets	307,056	283,621
Total assets	$15,958,345	$11,159,951

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expense	$1,917,891	$1,392,722
Accrued expenses - related parties	3,461,057	2,961,057
Accrued interest	222,873	449,455
Operating lease liability	164,093	176,285
Common stock to be issued	157,600	–
Due to director & officer	123,882	126,765
Due to related party	4,025	36
Notes payable, current portion	25,835	458,177
Convertible notes payable, net of debt discounts of $0 and $0, respectively	3,189,175	2,077,753
Net liabilities of discontinued operations	–	471,318
Total current liabilities	9,266,431	8,113,568

Other Liabilities
Notes payable – net of current portion	140,541	142,755
Operating lease liability – net of current portion	133,585	122,264
Total liabilities	$9,540,557	$8,378,587

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
	Unaudited	Audited

Shareholders' equity
Preferred stock
Preferred Stock Series B - 3,000,000 shares authorized, par value $.001, stated value $4.00, 2,020,078 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	$8,080,313	$7,780,313
Preferred Stock Series C- 500 shares authorized, par value $.001, stated value $4.00, 122 shares issued and outstanding at September 30, 2022 and December 31, 2021	488	488
Preferred Stock Series D- 800,000 shares authorized, par value $.001, stated value $4.00, -0- shares issued and outstanding at September 30, 2022 and 37,500 shares issued and outstanding at December 31, 2021	–	150,000
Preferred Stock Series E- 1,000,000 shares authorized, par value $.001, stated value $4.00, 150,750 shares issued and outstanding at September 30, 2022 and December 31, 2021	603,000	603,000
Preferred Stock Series F- 800,000 shares authorized, par value $.001, stated value $4.00, 175,045 shares issued and outstanding at September 30, 2022 and December 31, 2021	700,180	700,180
Preferred Stock Series F-1- 800,000 shares authorized, par value $.001, stated value $4.00, 35,752 shares issued and outstanding at September 30, 2022 and December 31, 2021	143,008	143,008
Preferred Stock Series H- 4,859,379 shares authorized, par value $.001, stated value $4.00, -0- shares issued and outstanding at September 30, 2022 and 37,500 shares issued and outstanding December 31, 2021	–	150,000
Preferred Stock Series I- 500,000,000 shares authorized, par value $.001, stated value $4.00, 14,885,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	59,540,000	59,540,000
Preferred Stock Series J- 10,000,000 shares authorized, par value $.001, stated value of $4.00, 1,713,584 shares issued and outstanding at September 30, 2022 and 894,834 shares issued and outstanding at December 31, 2021, respectively	6,854,336	3,579,336
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at September 30, 2022 and December 31, 2021	8,201	8,201
Preferred Stock Series L- 100,000,000 shares authorized, par value $.001, stated value $4.00, 319,493 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,277,972	1,277,972
Preferred Stock Series N- 3,000,000 shares authorized, par value $.001, stated value of $4.00, 868,056 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,472,224	3,472,224
Preferred Stock Series R- 5,000 shares authorized, par value $.001, stated value of $1,200, 165 shares issued and outstanding at September 30, 2022 and December 31, 2021	198,000	198,000
Preferred Stock Series X- 5,000,000 shares authorized, par value $.001, stated value of $4.00, 375,000 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,500,000	–
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 197,796,735 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	199,088	167,421
Treasury stock; at cost, 212,500 shares of series D preferred stock, 81,601 of series H preferred stock and 325,244 shares of series G preferred stock at September 30, 2022 and December 31, 2021, respectively,	(4,967,686)	(4,967,686)
Additional paid-in capital	(3,873,016)	(3,826,349)
Accumulated deficit	(67,318,320)	(66,194,744)
Total shareholders' equity	6,417,788	2,781,364
Total liabilities and shareholders' equity	$15,958,345	$11,159,951

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021

REVENUE
Rental income	$37,462	$30,944	$120,818	$97,767
Financial Services	219,872	1,034,422	1,156,729	3,432,819
Healthcare	3,103,409	2,092,427	8,154,934	2,742,001
Other	–	152,000	–	152,000
Total revenue	3,360,743	3,309,793	9,432,481	6,424,587

COST OF SALES
Rental business	20,523	22,281	58,611	68,269
Financial Services	39,963	454,118	365,185	1,328,508
Healthcare	1,094,794	526,839	2,982,418	726,289
Other	–	79,481	–	79,481
Total cost of sales	1,155,280	1,082,719	3,406,214	2,202,547

GROSS MARGIN	2,205,463	2,227,074	6,026,267	4,222,040

OPERATING EXPENSES
Depreciation expense	5,783	6,175	17,349	8,103
Transaction costs	–	–	–	2,777,778
Selling, general and administrative	700,410	1,154,249	2,683,601	3,101,989
Total operating expenses	706,193	1,160,424	2,700,950	5,887,870

PROFIT (LOSS) FROM OPERATIONS	1,499,270	1,066,650	3,325,317	(1,665,830)

OTHER INCOME (EXPENSE)
Other income	(2)	53,703	6	82,385
Change in value of derivative liability	–	(172,982)	–	(1,305,596)
Gain on forgiveness of debt	1,397,271	67,568	1,397,271	507,863
Gain on change of estimate	–	66,216	–	184,243
Loss on disposal	–	–	(4,474)	–
Interest expense & finance charge	(1,506,869)	(936,287)	(3,686,856)	(1,409,481)
Financing penalties & fees	(1,923,916)	(3,000)	(1,923,916)	(13,000)
Amortization of debt discounts	(92,868)	(18,750)	(249,120)	(1,050,014)
Total other income (expenses)	(2,126,384)	(943,532)	(4,467,089)	(3,003,600)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(627,114)	123,118	(1,141,772)	(4,669,430)

LOSS FROM DISCONTINUED OPERATIONS	328,718	1,912,852	328,718	1,858,500
GAIN FROM DISPOSAL OF SUBSIDIARY	33,622	–	–	–
	362,340	1,912,852	328,718	1,858,500

NET INCOME (LOSS) FOR THE PERIOD	$(264,774)	$2,035,970	$(813,054)	$(2,810,930)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$0.00	$0.01	$(0.00)	$(0.02)
Discontinued operations	$(0.00)	$0.01	$(0.00)	$0.002

WEIGHTED AVERAGE NUMBER OF COMMON SHARES – CONTINUED AND DISCONTINUED OPERATIONS	208,829,344	150,277,623	189,084,892	115,230,605

The accompanying notes are an integral part of these condensed consolidated financial statements

 CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

	Preferred Stock Series A, I, K		Preferred Stock Series B,D,E,F,F-1,G,H,J,L,N,X		Preferred Stock, Series C and R
	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2020 (Restated)	203,210,563	$780,048,201	2,824,563	$11,298,252	287	$198,488
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–
Issuance of Common Stock for preferred I shares	(125,000)	(500,000)	–	–	–	–
Reclassify warrant liabilities to additional paid in capital	–	–	–	–	–	–
Issuance of preferred stock series J	–	–	894,834	3,579,336	–	–
Issuance of preferred stock series N	–	–	868,056	3,472,224	–	–
Issuance of preferred stock series B	–	–	201,799	807,196	–	–
Issuance of common stock for services	–	–	–	–	–	–
Distribution of dividend	–	–	–	–	–	–
Issuance of warrant	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2021 (unaudited)	203,085,563	$779,548,201	4,789,252	$19,157,008	287	$198,488

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2020 (Restated)	(294,101)	$(2,365,864)	5,268,797	$5,267	$(732,473,423)	$(65,583,255)	$(8,872,334)
Conversion of convertible notes payable	–	–	109,234,241	109,234	804,991	–	914,225
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	1,396,610	–	1,396,610
Issuance of Common Stock for preferred I shares	–	–	50,000,000	50,000	450,000	–	–
Reclassify warrant liabilities to additional paid in capital	–	–	–	–	260,443	–	260,443
Issuance of preferred stock series J	–	–	–	–	–	–	3,579,336
Issuance of preferred stock series N	–	–	–	–	(347,222)	–	3,125,002
Issuance of preferred stock series B	–	–	–	–	–	–	807,196
Issuance of common stock for services			1,275,427	1,275	14,412	–	15,687
Distribution of dividend	–	–	–	–	–	(99,999)	(99,999)
Issuance of warrant	–	–	–	–	2,777,778	–	2,777,778
Net loss	–	–	–	–	–	(2,810,930)	(2,810,930)
Balance September 30, 2021 (unaudited)	(294,101)	$(2,365,864)	165,778,465	$165,776	$(727,116,411)	$(68,494,184)	$(1,093,014)

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

	Preferred Stock Series A, I, K		Preferred Stock Series B,D,E,F,F-1,G,H,J,L,N,X		Preferred Stock, Series C and R
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2021	23,085,563	$59,548,201	4,464,008	$17,856,032	287	$198,488
Issuance of preferred B in exchange of preferred D and H	–	–	75,000	300,000	–	–
Cancellation of common stock	–	–	–	–	–	–
Cancellation of preferred stock series D	–	–	(37,500)	(150,000)	–	–
Cancellation of preferred stock series H	–	–	(37,500)	(150,000)	–	–
Issuance of preferred stock series X	–	–	375,000	1,500,000	–	–
Issuance of preferred stock series J	–	–	818,750	3,275,000	–	–
Distribution of dividend	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2022	23,085,563	$59,548,201	5,657,758	$22,631,032	287	$198,488

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	(619,345)	$(4,967,686)	166,130,069	$167,421	$(3,826,349)	$(66,194,744)	$(2,781,364)
Issuance of preferred B in exchange of preferred D and H	–	–	–	–	–	–	300,000
Cancellation of common stock	–	–	(35,000,000)	(35,000)	–	–	(35,000)
Cancellation of preferred stock series D	–	–	–	–	–	–	(150,000)
Cancellation of preferred stock series H	–	–	–	–	–	–	(150,000)
Issuance of preferred stock series X	–	–	–	–	–	–	1,500,000
Issuance of preferred stock series J	–	–	–	–	–	–	3,275,000
Issuance of common stock for settlement of red Rock Travel	–	–	66,666,666	66,667	(46,667)		20,000
Distribution of dividend	–	–	–	–	–	(310,522)	(310,552)
Net loss	–	–	–	–	–	(813,054)	(813,054)
Balance, September 30, 2022	(619,345)	$(4,967,686)	197,796,735	$199,088	$(3,826,349)	$(67,318,320)	$6,417,788

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the period	$(813,054)	$(2,810,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,442	24,441
Amortization of loan discount	249,120	1,050,014
Other noncash items, net	324,563	586,644
Loss on disposal	4,474	–
Change in value of derivative liability	–	1,305,596
Warrant issued for transaction costs	–	2,777,778
Loss on finance penalties and fees	1,923,916	–
Gain on refinance of debt	(1,397,271)	–
Reduction from forgiveness of PPP Loans	–	(507,863)
(Increase) decrease in:
Accounts receivable	(1,858,494)	(114,399)
Assets held for sale	–	(187,671)
Right of use – assets	(23,434)	(278,994)
Prepaid expenses and other current assets	8,000	(7,392)
Intangible assets	–	3,550
Other assets	–	321,975
Land	–	63,000
Increase (decrease) in:
Accounts payable & accrued expense	315,123	(594,276)
Accrued officer’s compensation	500,000	244,835
Due (to) from related parties	(5,016)	(149,579)
Accrued interest	(219,082)	(321,468)
Right of use – liabilities	(871)	297,418
Capital stock to be issued	545,333	–
Deferred revenue	–	(353,830)

Net cash used in operating activities	(414,252)	1,348,849

Net cash used in discontinued operations - operating activities	(328,718)	(1,858,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture & equipment	–	(3,407)
Acquisition of Nova Ortho and Spine PLLC, net of cash acquired	–	(2,320,235)
Net cash used in investing activities	–	(2,323,642)

(continued)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	(2,883)	–
Proceeds from convertible notes payable	729,083	400,000
Repayment of convertible notes payable	(5,908)	–
Proceeds from PPP loans	–	547,050
Payment of PPP loan	(2,290)	–
Dividend on preferred stock	(310,522)	(99,999)
Repayment of credit line	–	(51,927)
Issuance of preferred stock series N	–	3,000,000
Payment of notes payable	–	(28,164)
Payment of notes payable related party	(5,065)	–
Proceeds of notes payable related party	5,065	–
Net cash provided by financing activities	407,480	3,766,960

NET INCREASE(DECREASE) IN CASH	(335,489)	933,667

CASH, BEGINNING OF PERIOD	595,987	279,311

CASH, END OF PERIOD	$260,498	$1,212,978

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$73,476	$70,674
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of notes payable	$–	$(28,164)
Preferred stock issued for business acquisition	$3,275,000	$3,579,336
Preferred stock issued upon conversion of notes payable and accrued interest	$–	$563,196
Derivative liability settled upon conversion	$–	$1,396,610
Preferred stock issued for debt refinance	$1,500,000	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cardiff Lexington consists of the following wholly owned subsidiaries:

We Three, LLC dba Affordable Housing Initiative (“AHI”), acquired May 15, 2014

Romeo’s Alpharetta, LLC dba Romeo’s NY Pizza (“Romeo’s Pizza”), acquired September 30, 2014; Sold July 1, 2021.

Edge View Properties, Inc., (“Edge View”) acquired July 16, 2014

Repicci’s Franchise Group, LLC (“Repicci’s Group”), acquired August 10, 2016; Sold September 1, 2021.

Platinum Tax Defenders, LLC (“Platinum Tax”), acquired July 31, 2018

JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), acquired May 8, 2019; Sold December 31, 2021

Red Rock Travel Group, LLC (“Red Rock”), acquired July 31, 2018, discontinued May 31, 2019

Nova Ortho and Spine, PLLC (“Nova”), acquired May 31, 2021

Basis of Presentation and Principles of Consolidation

The accompanying September 30, 2022 interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Accounts Receivable

Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible which was zero as of September 30, 2022 and December 31, 2021, respectfully. As of September 30, 2022 and December 31, 2021, the Company had accounts receivable of $6,829,160 and $4,948,796, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During nine months ended September 30, 2022 and 2021, the Company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

Completing the paperwork for each case and preparing it for billing takes approximately ten business days after a procedure is performed. The majority of claims are then filed electronically except for those remaining insurance carriers requiring paper filing. An initial response is usually received within four weeks from electronic filing and up to Nine weeks from paper filing. Responses may be a payment, a denial, or a request for additional information.

Historical collection rates are estimated using the most current prior 18-month historical payment and collection percentages. The Company generally receives all of its collections within 18 months from the date of service. The Company accounts for chargebacks as they occur and records an estimate for expected chargebacks as they are received from insurance companies.

For the Nine months ended September 30, 2022 and 2021, respectively, the Company did not record any bad debt expense. Additionally, the Company has not recorded any estimate for expected chargebacks.

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

Rental Income

The Company’s rent revenue is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section ASC 842, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. There are no contingent rentals included in income in the accompanying condensed consolidated statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the condensed consolidated statements of operations and changes in members’ equity. The Company recognized advertising and marketing expense of $93,905 and $221,690 for the three and nine months ended September 30, 2022, respectively. The Company recognized advertising and marketing expense of $317,899 and $881,591 for the three and nine months ended September 30, 2021, respectively.

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

For the periods ended September 30, 2022 and September 30, 2021, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of September 30, 2022, the Company has sustained recurring losses and has an accumulated deficit of $67.8 million and a working capital deficit of approximately $3.1 million. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management is seeking additional capital and believes the raising of capital will allow the Company to fund its cash flow shortfalls and pursue new acquisitions. There can be no assurance that the Company will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to it. Should the Company be unable to raise sufficient funds, it may be required to curtail its operating plans. In addition, the Company may be required to make cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future. Should the Company not be able to raise sufficient funds, it may cause cessation of operations.

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

Nova Ortho and Spine, LLC

On May 31, 2021 the Company completed the acquisition of Nova Ortho and Spine LLC. Sellers received a cash payment in the amount of $2,500,000 and were issued 894,834 shares of Series J Preferred Stock of the Company with a par value of $0.001 and a stated value of $4.00 with an aggregate stated value equal to $3,579,334 for a total transaction of $6,079,334. The Preferred J stock rights and privileges include voting rights, a conversion ratio of 1:2:00. The Preferred J shares have a lock-up/leak-out limiting the sale of stock for 6 months after which conversions and sales are limited to 20% of their portfolio per year, pursuant to the terms of the Stock Purchase Agreement. The parties further agreed to performance based contingent supplement payment to Sellers in 2022 should one year from the closing date the Company’s trailing twelve months minimum Pre-Tax Net Income exceed $1,979,320, the “Milestone”, which in that event would cause the issuance to Sellers of 818,750 additional shares of Preferred J Stock, with an aggregate stated value equal to $3,275,000.

On August 25, 2022 under the terms of the Stock Purchase Agreement entered on May 31, 2021 between the Company and the former owners of its Nova Ortho and Spine subsidiary and an addendum to that agreement regarding the acquisition supplemental payment the parties recognized unanticipated series of events which prevented alternative financing and equity funding during the initial year that impacted the Milestone outcome, and the parties acknowledged the significant gains and accomplishments during the initial year. Based upon those accomplishments and the performance of the subsidiary during its initial year the Company agreed to issue the supplemental payment of 818,750 additional shares of Preferred Series J Stock, with an aggregate stated value equal to $3,275,000.

The preliminary purchase price allocation of the net assets acquired is as follows:

Nova Ortho and Spine, PLLC
Cash	$177,977
Accounts receivable	4,052,213
Property and equipment	92,064
Other assets	342,493
Goodwill	5,666,608
Liabilities	(977,021)
Total	$9,354,334

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
Residential housing	$312,330	$319,856
Medical equipment	35,974	96,532
Computer Equipment	9,189	9,189
Furniture, fixture and equipment	96,532	35,974
Leasehold Improvement	15,950	15,950

Total	469,975	477,501
Less: accumulated depreciation	(247,861)	(218,471)
Property and equipment, net	$222,114	$259,030

For the three and nine months ended September 30, 2022, total depreciation expense was $10,814 and $32,442, respectively. Depreciation expense recorded as cost of sales for the three and nine months ended September 30, 2022 was $5,031 and $15,093, respectively, and depreciation expense recorded as cost of sales for the year ended December 31, 2021 was $12,448.

4.	LAND

In the quarter ended September 30,2021, the Company sold 3 lots for $152,000. At September 30, 2022, the Company had 27 acres of land of approximately $540,000. As of December 31, 2021, the Company had 30 acres of land of approximately $603,000 located in Salmon, Idaho, which was in connection with the acquisition of Edge View Properties, Inc. in July 2014. The Company issued 241,199 shares of Series E Preferred Stock as consideration for this acquisition. The land is currently vacant and is expected to be developed into a residential community.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2022	December 31, 2021
Accounts payable	$244,146	$170,914
Accrued finance cost	796,546	846,754
Accrued dividends payable	210,046	–
Accrued credit cards	54,675	16,466
Accrued advertising	69,656	39,886
Accrued payroll wages	21,576	39,959
Accrued professional fees	514,151	270,827
Accrued expenses other	7,095	7,916
Total	$1,917,891	$1,392,722

The Company is delinquent paying certain income and property taxes. As of September 30, 2022 and December 31, 2021 the balance for these taxes, penalties and interest is $6,732 and $7,553, respectively

6.	RELATED PARTY TRANSACTIONS

On February 11, 2021, the Chairman of the Board and the CEO each converted 62,500 Preferred Series I shares into 25,000,000 restricted common shares for a total of 125,000 Preferred Series I shares into 50,000,000 restricted common shares.

From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of September 30, 2022 and December 31, 2021 were $4,025 and $37 respectively.

The Company assumed amounts due to previous owners who are current managers of Edge View Properties Inc. related to the acquisition on July 16, 2014. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 due from the previous owners as of September 30, 2022 and December 31, 2021, respectively. On August 6, 2021, a Board Resolution was executed to terminate one of the two employees of Edge View Properties for fraud, deceit, larceny, and thievery for selling property belonging to the Company and personally taking the $162,598 in proceeds. The Company hired counsel to terminate the employee and handle all legal matters for return of monies and criminal prosecution.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive granted in 2021 to the Chief Executive Officer. Based on his employment agreement since January1, 2022 currently 29% is paid in cash and 71% is accrued. The Company previously paid the Chief Executive Officer $360,000 per year. The total outstanding accrued compensation as of September 30, 2022 and December 31, 2021 were $1,605,000 and $1,415,000, respectively.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive to the Chairman of the Board. Based on his employment agreement since January 1, 2022 of which currently 29% is paid in cash and 71% is accrued. The Company previously paid the Chairman of the Board $300,000 per year. The total outstanding accrued compensation as of September 30, 2022 and December 31, 2021 were $1,590,000 and $1,400,000, respectively.

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. In the third quarter of 2021, the Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000. The total outstanding accrued compensation as of September 30, 2022 and December 31, 2021 was $249,000 and $159,000, respectively.

The Company agreed to pay $156,000 per year to the Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of September 30, 2022 and December 31, 2021 was $17,057.

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

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of September 30, 2022 and December 31, 2021, the Company owed the Chairman $123,882 and $126,765, respectively.

7.	NOTES AND LOANS PAYABLE

Notes payable at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
Notes and Loans Payable	$166,376	$600,932
Less current portion	(25,835)	(458,177)
Long-term portion	$140,541	$142,755

Long-term debt matures as follows:

Amount
2023	$25,835
2024	4,846
2025	4,846
2026	4,846
2027	4,846
Thereafter	121,157
Total	$166,376

Notes and Loans Payable – Related Party

From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of September 30, 2022 and December 31, 2021 were $4,025 and $36, respectively. The amounts due from the previous owners of Edge View is $4,979 as of September 30, 2022 and December 31, 2021.

Loans and Notes Payable – Unrelated Parties

On March 12, 2009, the Company entered into a preferred debenture agreement for $20,000. The note bore interest at 12% per year and matured on September 12, 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. No warrants had been exercised before the expiration. The balance of the note was $10,989 at September 30, 2022 and December 31, 2021. The accrued interest of the note was $5,986 and $4,910 at September 30, 2022 and December 31, 2021, respectively.

On September 9, 2019, the Company obtained a promissory note for $410,000 at 10% interest and matured on September 9, 2021. On November 10, 2021, the Company entered into addendum No. 1 on the note extending the maturity date until December 31, 2021. On May 4, 2021, the Company entered into addendum No. 2, whereby the maturity date was amended to November 3, 2021, accrued interest of $22,266 was added to the principal balance of $410,000 resulting in a new principal balance of $432,266 at May 4, 2021 and interest accruing at the rate of 24%. On September 22, 2022, this note was refinanced into a consolidated senior secured convertible promissory note. See footnote 8, for further discussion.

Small Business Administration (“SBA”) Loans

On September 2, 2021, The Company obtained an SBA loan of $150,000 at an interest rate of 3.75% with a maturity date of September 2, 2050. The principal balance and accrued interest at September 30, 2022 was $145,387 and $5,723, respectively, and the principal balance and accrued interest at December 31, 2021 was $147,677 and $5,723, respectively.

8.	CONVERTIBLE NOTES PAYABLE

On September 22, 2022, the Company entered into a security exchange and purchase agreement with its largest lender to consolidate all promissory notes held by them and related accrued interest in exchange for (1) one consolidated senior secured convertible promissory note (“New Promissory Note”) in the amount of $2,600,000 and (2) 375,000 shares of series X senior convertible preferred stock totaling $1,500,000 with a par value of $0.001, stated value of $4.00, convertible into common shares at a 1:1 conversion rate, non-dilutive and non-voting shares. Prior to conversion, all promissory notes with this lender totaled to $4,791,099 consisting of principal of $3,840,448 and accrued interest of $950,651 resulting in a gain on debt consolidation of $1,217,744.

As of September 30, 2022 and December 31, 2021, the Company had convertible debt outstanding of $3,189,175 and $2,077,753, respectively, net of debt discounts. During the nine months ending September 30, 2022, the Company had proceeds of $990,072 from convertible notes and repaid $5,908 to convertible noteholders. There are debt discounts associated with the convertible debt of $0 and $0 as of September 30, 2022 and December 31, 2021, respectively. For the nine months ending September 30, 2022 and 2021, the Company recorded amortization of debt discounts of $249,120 and $1,050,014, respectively.

The Company had no convertible debt conversions during the nine months ended September 30, 2022.

Convertible notes at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
Convertible notes payable	$3,189,175	$2,077,753
Discounts on convertible notes payable	–	–
Total convertible debt less debt discount	3,189,175	2,077,753
Current portion	3,189,175	2,077,753
Long-term portion	$–	$–

The following is a schedule of convertible notes payable from December 31, 2021 to September 30, 2022.

Note #	Issuance	Maturity	Principal Balance 12/31/21	New Loan	Debt Consolidation	Cash Paydown	Principal Balance 9/30/22	Accrued Interest on Convertible Debt at 12/31/21	Interest Expense On Convertible Debt For the Period Ended 9/30/22	Accrued Interest on Convertible Debt at 9/30/22	Unamortized Debt Discount At 9/30/22
7-1	10/28/2016	10/28/2017	10,000	$–	$–	$–	$10,000	$10,899	$1,495	$12,394	$–
9	9/12/2016	9/12/2017	50,080	–	–	–	50,080	4,141	7,491	11,632	–
10	1/24/2017	1/24/2018	12,646	–	–	–	12,646	14,831	1,892	16,723	–
11-2	3/16/2017	3/16/2018	17,345	–	–	–	17,345	9,843	2,595	12,438	–
13-2	7/24/2018	1/24/2019	43,961	–	(43,961)	–	–	34,113	8,075	–	–
22	7/10/2018	1/10/2021	772,118	–	(766,210)	(5,908)	–	–	53,908	–	–
22-1	2/20/2019	1/10/2021	61,704	–	(61,704)	–	–	28,523	11,076	–	–
22-3	4/10/2019	1/10/2021	56,095	–	(56,095)	–	–	25,303	10,069	–	–
26	8/10/2017	1/27/2018	20,000	–	–	–	20,000	10,525	2,244	12,769	–
29-1	11/8/2019	11/8/2021	–	–	–	–	–	2,283	–	2,283	–
29-2	11/8/2019	11/8/2021	36,604	–	–	–	36,604	11,374	6,571	17,945	–
31	8/28/2019	8/28/2021	–	–	–	–	–	8,385	–	8,385	–
32	5/22/2019	5/22/2021	25,000	–	–	–	25,000	12,277	3,740	16,017	–
34	5/18/2021	5/18/2021	–	–	–	–	–	219	–	219	–
35	8/24/2021	8/24/2021	–	–	–	–	–	74	–	74	–
36-1	9/3/2021	1/3/2021	122,400	–	(122,400)	–	–	25,906	16,479	–	–
36-2	11/3/2021	3/3/2021	122,400	–	(122,400)	–	–	23,906	16,479	–	–
36-3	12/29/2021	4/29/2021	122,400	–	(122,400)	–	–	22,070	16,479	–	–
36-4	5/5/2021	9/5/2021	187,500	–	(187,500)	–	–	22,131	25,243	–	–
36-5	1/11/2022	5/11/2022	–	202,300	(202,300)	–	–	–	26,138	–	–
36-6	3/9/2022	7/9/2022	–	146,667	(146,667)	–	–	–	14,827	–	–
36-7	3/22/2022	7/22/2022	–	202,000	(202,000)	–	–	–	19,126	–	–
36-8	4/25/2022	8/25/2022	–	201,293	(201,293)	–	–	–	15,684	–	–
36-9	7/25/2022	11/25/2022	–	68,692	(68,692)	–	–	–	2,270	–	–
36-10	8/4/2022	12/4/2022	–	74,120	(74,120)	–	–	–	2,083	–	–
36-11	9/12/2022	1/12/2023	–	95,000	(95,000)	–	–	–	843	–	–
37-1	9/3/2021	6/30/2021	67,000	–	–	–	67,000	8,878	5,011	13,889	–
37-2	11/2/2021	8/31/2021	66,500	–	–	–	66,500	7,722	4,974	12,696	–
37-3	12/29/2021	9/30/2021	66,500	–	–	–	66,500	6,686	4,974	11,660	–
38	2/9/2021	2/9/2022	64,000	–	–	–	64,000	4,614	2,872	7,486	–
39	5/10/2021	5/10/2022	153,500	–	–	–	153,500	5,915	6,889	12,803	–
40	9/22/2022	9/22/23	–	2,600,000	–	–	2,600,000	–	40,603	40,603	–

			$2,077,753	$3,590,072	$(2,472,742)	$(5,908)	$3,189,175	$300,618	$330,130	$210,016	$–

9.	CAPITAL STOCK

Preferred Stock

On September 12, 2022, the Company issued 375,000 preferred series X shares at a par value of $.001 and stated value of $4.00 totaling $1,500,000. See footnote 8, convertible notes payable for further discussion.

In the second quarter of 2022, 37,500 preferred series D shares were cancelled and exchanged for 37,500 B shares and 37,500 preferred series H shares were cancelled and exchanged for 37,500 B shares.

Additionally, as part of the Nova acquisition, on September 7, 2022, the Company issued 818,750 preferred series J shares at a par value of $.001 and stated value of $4.00 totaling $3,275,000 as discussed in note 2.

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

The Company and Key Tax managers have entered into a Buyback Agreement (“Agreement”) which is effective December 31, 2021. Pursuant to the Agreement, Key Tax managers resigned employment from the Company effective December 31, 2021 and has purchased back the subsidiary in exchange for returning 325,244 Preferred Shares Series G stock (“Preferred G”) which is 100% of Preferred G shares. The Key Tax managers will retain zero shares of Preferred G shares subject to the terms of the Agreement. There was a loss on disposal in the amount of $1,201,169 which represented net assets and liabilities at the time of sale back.

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

Common Stock

During the nine months ended September 30, 2022, 84,028,411 shares of common stock were issued upon conversion of certain convertible notes payable and 1,275,427 shares of common stock were issued for services.

On February 11, 2021 the Chairman of the Board and the CEO and each converted 62,500 Preferred Series I shares into 25,000,000 restricted common shares for a total of 125,000 Preferred Series I shares into 50,000,000 restricted common shares.

In the third quarter of 2022, the Company issued 66,666,666 shares of common stock to Red Rock Travel Group and will issue 525,333,334 shares of common stock to be issued which is recorded as common stock to be issued in current liabilities at $157,600 as discussed in note 11.

10.	WARRANTS

The following tables summarize all warrant outstanding as of September 30, 2022, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2021	244,420,943	$0.020
Granted	–	–
Exercised	–	–
Expired	(8,939,477)	(0.146)
Balance at September 30, 2022	235,481,466	0.015
Warrants Exercisable at September 30, 2022	235,481,466	$0.015

11.	DISCONTINUED OPERATIONS

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

As a result, management entered into agreements with the existing managers who were the original owners of Romeo’s NY Pizza (“Romeo’s”) and Repicci’s Franchise Group (“Repicci’s”) to buyback the subsidiaries previously purchased by Cardiff Lexington Corporation

The Company and the Repicci’s manager have entered into a Resignation, Release & Buyback Agreement and a Resignation, Release & Buyback Agreement Addendum (“Repicci’s Agreements”) which was effective September 1, 2021. Pursuant to the Repicci’s Agreement, the Repicci’s manager resigned employment from the Company effective September 1, 2021 and has purchased the Repicci’s subsidiary in exchange for returning 81,601 Preferred Shares Series H stock (“Preferred H”) which is held by the Company as treasury stock. The Repicci’s manager retained 37,500 shares of Preferred H shares subject to the terms of the Repicci’s Agreements. There was a gain on disposal in the amount of $216,013 in September 2021 which represented net assets and liabilities at the time of sale back.

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

Cardiff Lexington filed a lawsuit against investors in Red Rock Travel seeking a judgement declaring that convertible secured notes issued to them by Red Rock Travel Group purportedly convertible into Cardiff’s common stock, to be null and void, and defendants subsequently filed a counterclaim. On July 29, 2022 the parties entered into a mediated settlement agreement whereby defendants agreed to dismiss all claims against Cardiff Lexington related to Red Rock Travel notes and accrued interest in the amount of $510,418 and further agreed to cancel and return common stock and warrants issued to claimants in a related 2020 settlement. Cardiff agreed to issue Defendants 592 million restricted common shares at $.0003 per share ($180,000). As a result of the settlement agreement, the convertible notes and accrued interest has been written-off by the Company in the third quarter of 2022 resulting in a gain of $510,417 which is recorded in discontinued operation. As of September 30, 2022, 66,666,666 shares were issued and recorded in common stock for $66,667, additional paid in capital for $46,667 and $157,600 was recorded in liabilities as shares to be issued.

Prior to the Mediated Settlement, the Company continued to carry Red Rock liabilities on its balance sheet including accounts payables and accrued expenses of $1,872,086, convertible notes payable of $240,000, accrued interest of $214,318 and a derivative liability of $378,877 as of September 30, 2021. The party responsible for the convertible notes and related accrued interest is in dispute and is currently in litigation. The derivative liability is a function of the convertible notes and accrued interest. And the accounts payable and accrued expenses of $1,872,086 is deemed to be the responsibility of the current owners of Red Rock and was written-off by the Company in the third quarter of 2021 resulting in a gain of $328,718 which is recorded in discontinued operation.

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

	September 30, 2022	December 31, 2021
Net liabilities of discontinued operations
Accrued interest	$–	$231,318
Convertible debt	–	240,000
Net liabilities of discontinued operations	$–	$471,318

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss from discontinued operations
Interest expense	$5,478	$17,000	$39,100	$51,378
Gain from reversal of Red Rock liabilities	–	(1,872,086)	–	(1,872,086)
Gain on settlement of debt	(510,418)	–	(510,418)	–
Change in derivative liability	–	(57,766)	–	(37,792)
Loss from discontinued operations	$(504,940)	$(1,912,852)	$(471,318)	$(1,858,500)

12.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

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

Allocation of Goodwill to Reporting Segments

The following table shows our goodwill balances by reportable segment:

	Affordable Housing Rentals	Financial Services	Healthcare	Total

Gross carrying value at December 31, 2021	$–	$2,092,048	$2,391,608	$4,483,656
Accumulated impairment	–	–	–	–
Carrying value at December 31, 2021	–	2,092,048	2,391,608	4,483,656
Milestone reached	–	–	3,275,000	3,275,000
Accumulated impairment	–	–	–	–
Carrying value at September 30, 2022	$–	$2,092,048	$5,666,608	$7,758,656

13.	COMMITMENTS AND CONTINGENCIES

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

The Company recorded operating lease expense of $60,878 and $91,726 for the three months ended September 30, 2022 and 2021, respectively, and the Company recorded operating lease expense of $231,028 and $108,979 for the nine months ended September 30, 2022 and 2021, respectively.

The Company has property leases with future commitments as follows:

Amount
2022	$175,183
2023	109,345
2024	22,215
2025	5,554
Total	$312,297

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

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. In the third quarter of 2021, the Chief Operating Officer received 61,000 shares of preferred stock series B in exchange for accrued salaries of $244,000. The total outstanding accrued compensation as of September 30, 2022 and December 31, 2021 was $129,000 and $120,000, respectively.

In April 2021, the Company’s previous Chief Financial Officer was terminated and replaced. The Company agreed to pay the new Chief Financial Officer $156,000 per year along with a bonus of preferred shares based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of September 30, 2022 and December 31, 2021 was $17,057.

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

Additionally, the previous owners of Nova were issued an additional 818,750 shares of preferred series J representing the supplemental payment for the acquisition of Nova as described in the agreement.

We have an employment agreement with a subsidiary manager, effective July 1, 2018 with a term of 5 years, whereby we provide for compensation of $20,000 per month along with a bonus incentive if financial performance measures are met.

We acquired Redrock Travel on May 1, 2018. After numerous violations of the Management Agreement it was determined by our board of directors to terminate the acquisition agreement and to file for the cancelation of the Redrock Stock Class with the State of Florida. A declaration has been served notifying Red Rock and its investors the Board nor officer of the Company approved any transactions entered into with Red Rock. The case with Red Rock was settled in the third quarter 2022.

On August 6, 2021, a Board Resolution was executed to terminate one of the two employees of Edge View Properties for fraud, deceit, larceny, and thievery for selling property belonging to the Company and personally taking the $162,598 in proceeds. The Company hired counsel to terminate the employee and handle all legal matters for return of monies and criminal prosecution.

14.	INCOME TAXES

At September 30, 2022 the Company had federal and state net operating loss carry forwards of approximately $18,000,000 that expire over various years through the year 2038.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

15.	SUBSEQUENT EVENTS

On October 10, 2022. the Company’s Chief Operating Officer was issued 18,750 preferred series B shares.

On October 31, 2022, the Company strategically concentrating on the healthcare sector executed a Buyback Agreement finalizing the sale of We Three (d.b.a – Affordable Housing Initiative -AHI) a Tennessee registered business, back to the original owners of all of its shares for the return to the Company of 175,045 Preferred F Shares and the Company issuing the buyers 67,500 Restricted Preferred B Shares.

On November 23, 2022, the Board of Directors of the Company voted to amend and restate the Bylaws of the Company, effective immediately. The primary and substantive changes were as follows: · The articles have been amended to remove twelve (12) classes of preferred stock.

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

	As of September 30, 2022	As of December 31, 2021
Assets:
Affordable Housing Rentals	$213,511	$213,876
Financial Services	2,115,474	2,212,379
Healthcare	12,971,911	8,092,820
Real Estate	594,150	611,900
Other	63,299	28,940
Consolidated assets	$15,958,345	$11,159,915

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Revenues:
Affordable Housing Rentals	$37,462	$30,944
Financial Services	219,872	1,034,422
Healthcare	3,103,409	2,092,427
Real Estate	–	152,000
Total revenues	$3,360,743	$3,309,793

Cost of Sales:
Affordable Housing Rentals	$20,523	$22,281
Financial Services	39,963	454,118
Healthcare	1,094,794	526,839
Real Estate	–	79,481
Total cost of sales	$1,155,280	$1,082,719

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$1,556	$(2,276)
Financial Services	3,839	(63,715)
Healthcare	1,825,593	1,382,155
Real Estate	(11,906)	68,934
Total income from operations from subsidiaries	$1,819,082	$1,385,098

Loss From Operations from Cardiff Lexington	$(319,812)	$(318,448)
Total income from operations	$1,499,270	$1,066,650

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Revenues:
Affordable Housing Rentals	$120,818	$97,767
Financial Services	1,156,729	3,432,819
Healthcare	8,154,934	2,742,001
Real Estate	–	152,000
Total revenues	$9,432,481	$6,424,587

Cost of Sales:
Affordable Housing Rentals	$58,611	$68,269
Financial Services	365,185	1,328,508
Healthcare	2,982,418	726,289
Real Estate	–	79,481
Total cost of sales	$3,406,214	$2,202,547

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$4,109	$(13,984)
Financial Services	(86,281)	324,761
Healthcare	4,609,996	1,786,434
Real Estate	(14,419)	68,934
Total income from operations from subsidiaries	$4,513,405	$2,166,145

Loss From Operations from Cardiff Lexington	$(1,188,088)	$(3,831,975)
Total income (loss) from operations	$3,325,317	$(1,665,830)

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

	As of September 30, 2022	As of December 31, 2021
Assets:
Affordable Housing Rentals	$213,511	$213,876
Financial Services	2,115,474	2,212,379
Healthcare	12,971,911	8,092,820
Real Estate	594,150	611,900
Other	63,299	28,940
Consolidated assets	$15,958,345	$11,159,915

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Revenues:
Affordable Housing Rentals	$37,462	$30,944
Financial Services	219,872	1,034,422
Healthcare	3,103,409	2,092,427
Real Estate	–	152,000
Total revenues	$3,360,743	$3,309,793

Cost of Sales:
Affordable Housing Rentals	$20,523	$22,281
Financial Services	39,963	454,118
Healthcare	1,094,794	526,839
Real Estate	–	79,481
Total cost of sales	$1,155,280	$1,082,719

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$1,556	$(2,276)
Financial Services	3,839	(63,715)
Healthcare	1,825,593	1,382,155
Real Estate	(11,906)	68,934
Total income from operations from subsidiaries	$1,819,082	$1,385,098

Loss From Operations from Cardiff Lexington	$(319,812)	$(318,448)
Total income from operations	$1,499,270	$1,066,650

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Revenues:
Affordable Housing Rentals	$120,818	$97,767
Financial Services	1,156,729	3,432,819
Healthcare	8,154,934	2,742,001
Real Estate	–	152,000
Total revenues	$9,432,481	$6,424,587

Cost of Sales:
Affordable Housing Rentals	$58,611	$68,269
Financial Services	375,185	1,328,508
Healthcare	2,982,418	726,289
Real Estate	–	79,481
Total cost of sales	$3,406,214	$2,202,547

Income (Loss) from Operations From Subsidiaries:
Affordable Housing Rentals	$4,109	$(13,984)
Financial Services	(86,281)	324,761
Healthcare	4,609,996	1,786,434
Real Estate	(14,419)	68,934
Total income from operations from subsidiaries	$4,513,405	$2,166,145

Loss From Operations from Cardiff Lexington	$(1,188,088)	$(3,831,975)
Total income (loss) from operations	$3,325,317	$(1,665,830)

Results of Operations

Three Months Ended September 30, 2022 and 2021

Revenues were $3,360,743 and $3,309,793 for the three months ended September 30, 2022 and 2021 an increase of $50,950 or 1.5%, respectively. The increase was primarily due to the acquisition of Nova Ortho on May 31, 2021 which generated revenue of $3,103,409 for the three months ended September 30, 2022, offset by the decrease in revenue from the sale of Key Tax and the reduction in revenues for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Cost of sales were $1,155,280 and $1,082,719 for the three months ended September 30, 2022 and 2021 an increase of $72,561 or 6.7%, respectively. The increase was primarily due to the acquisition of Nova Ortho on May 31, 2021 which incurred cost of sales of $1,094,794 for the three months ended September 30, 2022 offset by the decrease in cost of sales from the sale of Key Tax and the reduction in cost of sales for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Gross margins were $2,205,463 and $2,227,074 for the three months ended September 30, 2022 and 2021 a decrease of $21,611 or 1.0%, respectively.

Operating expenses were $706,193 and $3,938,202 for the three months ended September 30, 2022 and 2021 a decrease of $3,232,009 or 82.1%, respectively. The decrease was primarily due to the transaction costs relating to the acquisition of Nova Ortho on May 31, 2021, the sale of Key Tax and the reduction in business for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Net loss was $264,774 and $754,808 for the three months ended September 30, 2022 and 2021 a decrease of $490,034 or 64.9%, respectively.

Nine Months Ended September 30, 2022 and 2021

Revenues were $9,432,481 and $6,424,587 for the Nine months ended September 30, 2022 and 2021 an increase of $3,007,894 or 46.8%, respectively. The increase was primarily due to the acquisition of Nova Ortho May 31, 2021 which generated revenue of $8,154,934 for the Nine months ended September 30, 2022, offset by the decrease in revenue from the sale of Key Tax and the reduction in revenues for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Cost of sales were $3,406,214 and $2,202,547 for the Nine months ended September 30, 2022 and 2021 an increase of $1,203,667 or 54.6%, respectively. The increase was primarily due to the acquisition of Nova Ortho May 31, 2021 which incurred cost of sales of $2,982,418 for the Nine months ended September 30, 2022 offset by the decrease in cost of sales from the sale of Key Tax and the reduction in cost of sales for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Gross margins were $6,026,267 and $4,222,040 for the Nine months ended September 30, 2022 and 2021 an increase of $1,804,227 or 42.7%, respectively.

Operating expenses were $2,700,950 and $5,887,870 for the Nine months ended September 30, 2022 and 2021 a decrease of $3,186,920 or 54.1%, respectively. The decrease was primarily due to the transaction costs relating to the acquisition of Nova Ortho May 31, 2021, the sale of Key Tax and the reduction in business for Platinum Tax Defenders due to a reduction in business due to the IRS prolonging individual tax filings which affected both tax resolution businesses.

Net loss was $813,054 and $2,810,930 for the Nine months ended September 30, 2022 and 2021 a decrease of $1,997,876 or 71.1%, respectively.

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

The Company raised $729,083 in convertible notes during the Nine months ended September 30, 2022.

Inflation

We do not believe that inflation will negatively impact our business plans.

Liquidity and Capital Resources

Since inception, the principal sources of cash have been funds raised from (i) debenture convertible notes and conventional notes payable, (ii) the sale of common stock and pre ferred stock, and (iii) advances from shareholders. At September 30, 2022, we had $260,498 in cash, a working capital deficit of $2,539,506 and total assets of $15,958,345 and total liabilities of $9,908,290.

Net cash used in operating activities was $414,252 for the nine months ended September 30, 2022. The cash used in operating activities was primarily due to the net loss of $850,454, an increase in accounts receivable of $1,858,494, offset by an increase in accounts payable and accrued expenses of $315,123. The negative cash flows for the nine months ended September 30, 2021 was due primarily to the loss of 2,810,930, an increase in accounts receivable of $114,399, an increase in accounts payable and accrued expenses of $594,276 and an increase in accrued interest of 321,468.

Net cash used in investing activities was $-0- for the nine months ended September 30, 2022. The cash used in investing activities of $2,323,642 for the nine months ended September 30, 2021 was for the acquisition of Nova Ortho and Spine.

Net cash provided by financing activities was $407,480 and $3,766,960 for the nine months ended September 30, 2022 and 2021, respectively. The positive cash flows for the nine months ended September 30, 2022 were primarily due to proceeds from convertible notes of $729,083, offset by the payment of dividends of $310,522. The positive cash flows for the Nine months ended September 30, 2021 were primarily due to proceeds from the issuance of preferred stock of $3,000,000 for the purchase of Nova Ortho and proceeds from SBA / PPP loans of $347,050.

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

Off Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the Nine months ended September 30, 2022.

There has been no change in our internal control over financial reporting during the Nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

____________

*to be filed by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 6, 2023	CARDIFF LEXINGTON CORPORATION

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

