Form 10-Q/A
period 2022-09-30
Cardiff Lexington Corp
filed 2023-01-09
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on January 6, 2023.

FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULES

CARDIFF LEXINGTON CORPORATION

For the Three and Nine Months Ended September 30, 2022

The following financial statements and schedules of the registrant are submitted herewith:

EXPLANATORY NOTE

This 10-Q Amendment is filed solely for the purpose of providing the interactive data files for inline XBRL.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
	Unaudited	Audited
ASSETS
Current assets
Cash	$260,498	$595,987
Accounts receivable-net	6,829,160	4,948,796
Prepaid and other current assets	5,000	5,000
Total current assets	7,094,658	5,549,783

Property and equipment, net of accumulated depreciation of $247,861 and $218,471, respectively	222,114	259,030
Land	540,000	540,000
Goodwill	7,758,656	4,483,656
Due from related party	4,979	4,942
Other assets	30,882	38,882
Right of use assets	307,056	283,622
Total assets	$15,958,345	$11,159,915

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expense	$1,917,891	$1,392,722
Accrued expenses - related parties	3,461,057	2,961,057
Accrued interest	222,873	449,455
Operating lease liability	164,093	176,285
Common stock to be issued	157,600	–
Due to director & officer	123,882	126,765
Due to related party	4,025	–
Notes payable, current portion	25,835	458,177
Convertible notes payable, net of debt discounts of $0 and $0, respectively	3,189,175	2,077,753
Net liabilities of discontinued operations	–	471,318
Total current liabilities	9,266,431	8,113,532

Other Liabilities
Notes payable – net of current portion	140,541	142,755
Operating lease liability – net of current portion	133,585	122,264
Total liabilities	$9,540,557	$8,378,551

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
	Unaudited	Audited

Shareholders' equity
Preferred stock
Preferred Stock Series B - 3,000,000 shares authorized, par value $.001, stated value $4.00, 2,020,078 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	$8,080,313	$7,780,313
Preferred Stock Series C- 500 shares authorized, par value $.001, stated value $4.00, 122 shares issued and outstanding at September 30, 2022 and December 31, 2021	488	488
Preferred Stock Series D- 800,000 shares authorized, par value $.001, stated value $4.00, -0- shares issued and outstanding at September 30, 2022 and 37,500 shares issued and outstanding at December 31, 2021	–	150,000
Preferred Stock Series E- 1,000,000 shares authorized, par value $.001, stated value $4.00, 150,750 shares issued and outstanding at September 30, 2022 and December 31, 2021	603,000	603,000
Preferred Stock Series F- 800,000 shares authorized, par value $.001, stated value $4.00, 175,045 shares issued and outstanding at September 30, 2022 and December 31, 2021	700,180	700,180
Preferred Stock Series F-1- 800,000 shares authorized, par value $.001, stated value $4.00, 35,752 shares issued and outstanding at September 30, 2022 and December 31, 2021	143,008	143,008
Preferred Stock Series H- 4,859,379 shares authorized, par value $.001, stated value $4.00, -0- shares issued and outstanding at September 30, 2022 and 37,500 shares issued and outstanding December 31, 2021	–	150,000
Preferred Stock Series I- 500,000,000 shares authorized, par value $.001, stated value $4.00, 14,885,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	59,540,000	59,540,000
Preferred Stock Series J- 10,000,000 shares authorized, par value $.001, stated value of $4.00, 1,713,584 shares issued and outstanding at September 30, 2022 and 894,834 shares issued and outstanding at December 31, 2021, respectively	6,854,336	3,579,336
Preferred Stock Series K- 10,937,500 shares authorized, par value of $.001, 8,200,562 shares issued and outstanding at September 30, 2022 and December 31, 2021	8,201	8,201
Preferred Stock Series L- 100,000,000 shares authorized, par value $.001, stated value $4.00, 319,493 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,277,972	1,277,972
Preferred Stock Series N- 3,000,000 shares authorized, par value $.001, stated value of $4.00, 868,056 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,472,224	3,472,224
Preferred Stock Series R- 5,000 shares authorized, par value $.001, stated value of $1,200, 165 shares issued and outstanding at September 30, 2022 and December 31, 2021	198,000	198,000
Preferred Stock Series X- 5,000,000 shares authorized, par value $.001, stated value of $4.00, 375,000 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,500,000	–
Common stock; 7,500,000,000 shares authorized with $0.001 par value; 197,796,735 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	199,088	167,421
Treasury stock; at cost, 212,500 shares of series D preferred stock, 81,601 of series H preferred stock and 325,244 shares of series G preferred stock at September 30, 2022 and December 31, 2021, respectively,	(4,967,686)	(4,967,686)
Additional paid-in capital	(3,873,016)	(3,826,349)
Accumulated deficit	(67,318,320)	(66,194,744)
Total shareholders' equity	6,417,788	2,781,364
Total liabilities and shareholders' equity	$15,958,345	$11,159,915

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021

REVENUE
Rental income	$37,462	$30,944	$120,818	$97,767
Financial Services	219,872	1,034,422	1,156,729	3,432,819
Healthcare	3,103,409	2,092,427	8,154,934	2,742,001
Other	–	152,000	–	152,000
Total revenue	3,360,743	3,309,793	9,432,481	6,424,587

COST OF SALES
Rental business	20,523	22,281	58,611	68,269
Financial Services	39,963	454,118	365,185	1,328,508
Healthcare	1,094,794	526,839	2,982,418	726,289
Other	–	79,481	–	79,481
Total cost of sales	1,155,280	1,082,719	3,406,214	2,202,547

GROSS MARGIN	2,205,463	2,227,074	6,026,267	4,222,040

OPERATING EXPENSES
Depreciation expense	5,783	6,175	17,349	8,103
Transaction costs	–	–	–	2,777,778
Selling, general and administrative	700,410	1,154,249	2,683,601	3,101,989
Total operating expenses	706,193	1,160,424	2,700,950	5,887,870

PROFIT (LOSS) FROM OPERATIONS	1,499,270	1,066,650	3,325,317	(1,665,830)

OTHER INCOME (EXPENSE)
Other income	(2)	53,703	6	82,385
Change in value of derivative liability	–	(172,982)	–	(1,305,596)
Gain on forgiveness of debt	1,397,271	67,568	1,397,271	507,863
Gain on change of estimate	–	66,216	–	184,243
Loss on disposal	–	–	(4,474)	–
Interest expense & finance charge	(1,506,869)	(936,287)	(3,686,856)	(1,409,481)
Financing penalties & fees	(1,923,916)	(3,000)	(1,923,916)	(13,000)
Amortization of debt discounts	(92,868)	(18,750)	(249,120)	(1,050,014)
Total other income (expenses)	(2,126,384)	(943,532)	(4,467,089)	(3,003,600)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(627,114)	123,118	(1,141,772)	(4,669,430)

LOSS FROM DISCONTINUED OPERATIONS	328,718	1,912,852	328,718	1,858,500
GAIN FROM DISPOSAL OF SUBSIDIARY	33,622	–	–	–
Total income (loss) from discontinued operations	362,340	1,912,852	328,718	1,858,500

NET INCOME (LOSS) FOR THE PERIOD	$(264,774)	$2,035,970	$(813,054)	$(2,810,930)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$0.00	$0.01	$(0.00)	$(0.02)
Discontinued operations	$(0.00)	$0.01	$(0.00)	$0.002

WEIGHTED AVERAGE NUMBER OF COMMON SHARES – CONTINUED AND DISCONTINUED OPERATIONS	208,829,344	150,277,623	189,084,892	115,230,605

The accompanying notes are an integral part of these condensed consolidated financial statements

 CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

	Preferred Stock Series A, I, K		Preferred Stock Series B,D,E,F,F-1,G,H,J,L,N,X		Preferred Stock, Series C and R
	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2020 (Restated)	203,210,563	$780,048,201	2,824,563	$11,298,252	287	$198,488
Conversion of convertible notes payable	–	–	–	–	–	–
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	–	–
Issuance of Common Stock for preferred I shares	(125,000)	(500,000)	–	–	–	–
Reclassify warrant liabilities to additional paid in capital	–	–	–	–	–	–
Issuance of preferred stock series J	–	–	894,834	3,579,336	–	–
Issuance of preferred stock series N	–	–	868,056	3,472,224	–	–
Issuance of preferred stock series B	–	–	201,799	807,196	–	–
Issuance of common stock for services	–	–	–	–	–	–
Distribution of dividend	–	–	–	–	–	–
Issuance of warrant	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2021 (unaudited)	203,085,563	$779,548,201	4,789,252	$19,157,008	287	$198,488

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2020 (Restated)	(294,101)	$(2,365,864)	5,268,797	$5,267	$(732,473,423)	$(65,583,255)	$(8,872,334)
Conversion of convertible notes payable	–	–	109,234,241	109,234	804,991	–	914,225
Reclassify Derivative liabilities to Additional Paid in Capital	–	–	–	–	1,396,610	–	1,396,610
Issuance of Common Stock for preferred I shares	–	–	50,000,000	50,000	450,000	–	–
Reclassify warrant liabilities to additional paid in capital	–	–	–	–	260,443	–	260,443
Issuance of preferred stock series J	–	–	–	–	–	–	3,579,336
Issuance of preferred stock series N	–	–	–	–	(347,222)	–	3,125,002
Issuance of preferred stock series B	–	–	–	–	–	–	807,196
Issuance of common stock for services			1,275,427	1,275	14,412	–	15,687
Distribution of dividend	–	–	–	–	–	(99,999)	(99,999)
Issuance of warrant	–	–	–	–	2,777,778	–	2,777,778
Net loss	–	–	–	–	–	(2,810,930)	(2,810,930)
Balance September 30, 2021 (unaudited)	(294,101)	$(2,365,864)	165,778,465	$165,776	$(727,116,411)	$(68,494,184)	$(1,093,014)

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

	Preferred Stock Series A, I, K		Preferred Stock Series B,D,E,F,F-1,G,H,J,L,N,X		Preferred Stock, Series C and R
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2021	23,085,563	$59,548,201	4,464,008	$17,856,032	287	$198,488
Issuance of preferred B in exchange of preferred D and H	–	–	75,000	300,000	–	–
Cancellation of common stock	–	–	–	–	–	–
Cancellation of preferred stock series D	–	–	(37,500)	(150,000)	–	–
Cancellation of preferred stock series H	–	–	(37,500)	(150,000)	–	–
Issuance of preferred stock series X	–	–	375,000	1,500,000	–	–
Issuance of preferred stock series J	–	–	818,750	3,275,000	–	–
Distribution of dividend	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2022	23,085,563	$59,548,201	5,657,758	$22,631,032	287	$198,488

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	(619,345)	$(4,967,686)	166,130,069	$167,421	$(3,826,349)	$(66,194,744)	$2,781,364
Issuance of preferred B in exchange of preferred D and H	–	–	–	–	–	–	300,000
Cancellation of common stock	–	–	(35,000,000)	(35,000)	–	–	(35,000)
Cancellation of preferred stock series D	–	–	–	–	–	–	(150,000)
Cancellation of preferred stock series H	–	–	–	–	–	–	(150,000)
Issuance of preferred stock series X	–	–	–	–	–	–	1,500,000
Issuance of preferred stock series J	–	–	–	–	–	–	3,275,000
Issuance of common stock for settlement of red Rock Travel	–	–	66,666,666	66,667	(46,667)		20,000
Distribution of dividend	–	–	–	–	–	(310,522)	(310,552)
Net loss	–	–	–	–	–	(813,054)	(813,054)
Balance, September 30, 2022	(619,345)	$(4,967,686)	197,796,735	$199,088	$(3,826,349)	$(67,318,320)	$6,417,788

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of September 30, 2022, the Company has sustained recurring losses and has an accumulated deficit of $67.3 million and a working capital deficit of approximately $3.1 million. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

From time to time, the previous owner which is currently the manager of Platinum Tax Defenders loans funds to the Company to cover short term operating needs. Amounts owed as of September 30, 2022 and December 31, 2021 were $4,025 and $36 respectively.

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

Dated: January 9, 2023	CARDIFF LEXINGTON CORPORATION

	By:	/s/ Alex Cunningham
Alex Cunningham Chief Executive Officer

	By:	/s/ Daniel Thompson
Daniel Thompson
Chairman

