Form 10-K
period 2022-12-31
Cardiff Lexington Corp
filed 2023-06-06
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-49709

CARDIFF LEXINGTON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	84-1044583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Bel Air Drive, Las Vegas, NV	89109
(Address of principal executive offices)	(Zip Code)

(844) 628-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on OTC Pink Market) was approximately $868,776. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2023, there were a total of 908,479,113 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cardiff Lexington Corporation

Annual Report on Form 10-K

Year Ended December 31, 2022

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibit and Financial Statement Schedules.	64
Item 16.	Form 10-K Summary.	66

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” are to Cardiff Lexington Corporation, a Nevada corporation, and its consolidated subsidiaries.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to successfully identify and acquire additional businesses;
•	our ability to effectively integrate and operate the businesses that we acquire;
•	our expectations around the performance of our current businesses;
•	our ability to maintain our business model and improve our capital efficiency;
•	our ability to effectively manage the growth of our business;
•	our lack of operating history and ability to attain profitability;
•	the competitive environment in which our businesses operate;
•	trends in the industries in which our businesses operate;
•	the regulatory environment in which our businesses operate under;
•	changes in general economic or business conditions or economic or demographic trends in the United States, including changes in interest rates and inflation;
•	our ability to service and comply with the terms of indebtedness;
•	our ability to retain or replace qualified employees of our businesses;
•	labor disputes, strikes or other employee disputes or grievances;
•	casualties, condemnation or catastrophic failures with respect to any of our business’ facilities;
•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and
•	extraordinary or force majeure events affecting the business or operations of our businesses.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

ii

PART I

ITEM 1.	BUSINESS.

Overview

We are an acquisition holding company focused on locating undervalued and undercapitalized companies, primarily in the healthcare industry, and providing them capitalization and leadership to maximize the value and potential of their private enterprises while also providing diversification and risk mitigation for our stockholders. Specifically, we have and will continue to look at a diverse variety of acquisitions in the healthcare sector in terms of growth stages and capital structures and we intend to focus our portfolio of subsidiaries approximately as follows: 80% will be targeted to established profitable niche small to mid-sized healthcare companies and 20% will be targeted to second stage startups in healthcare and related financial services (emerging businesses with a strong organic growth plan that is materially cash generative).

All of our operations are conducted through, and our income derived from, our various subsidiaries. We operate the following businesses through our wholly owned subsidiaries.

•	Healthcare Business. Nova Ortho and Spine, PLLC, or Nova, which we acquired May 31, 2021, operates a group of regional primary specialty and ancillary care facilities throughout Florida that provide traumatic injury victims with primary care evaluations, interventional pain management, and specialty consultation services. We focus on plaintiff related care are and a highly efficient provider of emergency medical condition, or EMC, assessments. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. From sports injuries, to sprains, strains, and fractures, our doctors are dedicated to helping patients return to active lifestyles.

•	Financial Services (Tax Resolution) Business. Platinum Tax Defenders, or Platinum Tax, which we acquired on July 31, 2018, is a full-service tax resolution firm located in Los Angeles, California. Since 2011, we have been assisting all types of taxpayers resolve any and all issues with the Internal Revenue Services, or the IRS, and applicable state tax agencies. We provide fee-based tax resolution services to individuals and companies that have federal and state tax liabilities by assisting clients to settle outstanding tax debts.

•	Real Estate Business. Edge View Properties, Inc., or Edge View, which we acquired on July 16, 2014, is a real estate company that owns five (5) acres zoned medium density residential (MDR) with 12 lots already platted; six (6) acres zoned high-density residential (HDR) that can be platted in various configurations to meet current housing needs; and twelve (12) acres zoned in Lemhi County as Agriculture that is available for further annexation into the City of Salmon for development, as well as a common area for landowners to view wildlife, provide access to the Salmon River and fishing in a two (2) acre pond. Management has invested years working to develop a new and exciting housing development in Salmon, Idaho and plans to enter into a joint venture agreement with a developer for this planned concept development.

Each of these businesses is described in more detail below; however, since our healthcare business comprises almost 90% of our revenue and this business will be our core business moving forward, we have focused most our disclosures on this business.

Our Corporate History and Structure

We were incorporated on September 3, 1986 in Colorado as Cardiff International Inc. On November 10, 2005, we merged with Legacy Card Company and became Cardiff Lexington Corporation. On August 27, 2014, we redomiciled and became a corporation under the laws of Florida. On April 13, 2021, we redomiciled and became a corporation under the laws of Nevada.

As noted above, all of our operations are conducted through our operating subsidiaries, Nova, Platinum Tax and Edge View.

Nova was organized in the State of Florida on December 3, 2018. Platinum Tax was incorporated in the State of Nevada on July 12, 2022. Its processor company, Platinum Tax Defenders, LLC was organized in the State of California on January 3, 2012 and was terminated on November 4, 2021. Edge View was incorporated in the State of Idaho on February 9, 2005.

We also previously owned all of the equity interests of We Three, LLC, d/b/a Affordable Housing Initiative, or AHI, an affordable home acquirer located in Maryville, Tennessee. On October 31, 2022, we entered into a buyback agreement to sell AHI back to the original owners in exchange for the return of 175,045 shares of series F preferred stock by the original owners and our issuance of 67,500 shares of series B preferred stock to the original owners.

The following chart depicts our current organizational structure:

Our Business Strategy

We employ an acquisition and value creation strategy, with the goal of locating undervalued and undercapitalized healthcare companies and providing them capitalization and leadership in order to maximize the value and potential of their private, often family run, enterprises while also providing diversification and risk mitigation for our stockholders. Our primary focus is on the healthcare sector, with holdings in financial services, and real estate, where we utilize our management team’s relationship networks, industry experiences and deal sourcing capabilities to target companies we believe have an experienced management team and compelling assets which we believe are well positioned for growth. Our culture emphasizes core values, teamwork, accountability, and performance. Specifically, we have and will continue to look at a diverse variety of acquisitions in the healthcare sector in terms of growth stages and capital structures and we intend to focus our portfolio of subsidiaries approximately as follows: 80% will be targeted to established profitable niche small to mid-sized healthcare companies and 20% will be targeted to second stage startups in healthcare and related financial services (emerging businesses with a strong organic growth plan that is materially cash generative). Our acquisition strategy is driven by structure, transaction value, alignment, resources and return on investment. As we identify potential targets, it is also our strategy and goal to identify and recruit the right operating executive partners that have the requisite tools and experience to manage and grow our existing and newly acquired subsidiaries. Based on our management’s long history and experience in building relationships with a vast number of executives and their teams, we are confident that we have placed or left successful executives in charge of our current subsidiaries and will be able to identify appropriate executives to add long term value to any future acquisitions.

After our acquisitions, the entities become wholly owned subsidiaries and the target company’s management team either maintains responsibility for the day-to-day operations or we locate suitable executives to overtake responsibility for the entities. We believe that we can then provide these entities with some of the benefits of being a publicly traded company, including but not limited to, providing them with increased access to funding that we can obtain on their behalf in the capital markets for operations or expansion and our management team’s experience operating businesses. Our combined acquisition and value creation strategy drives our goal to deliver our public stockholders an opportunity to own a long term, stable, durable compounding equity investment that can produce strong returns.

Our Market Opportunity

Utilizing our management teams and principals’ expansive network of relationships, we believe there are a substantial number of small to mid-sized healthcare companies, second stage startups – emerging businesses with a strong organic growth plan that is materially cash generative and income producing real estate holdings that we can seek to acquire that can potentially generate attractive returns for our stockholders. We further believe the economic and market dislocation resulting from the COVID-19 pandemic enhanced our opportunity to obtain potentially profitable businesses, which are facing lingering working capital challenges post pandemic, but have rebounded and returned to or near previous levels of profitability. In this environment, we believe the expertise and relationships of our management team represent a compelling value proposition for potential business targets looking for additional working capital infusion, a pathway to exit some equity, and leadership to assist them to grow and expand.

Our Acquisition Process

In evaluating a potential target business, we conduct a comprehensive due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, multiple meetings with management, consultations with relevant industry experts, competitors, customers, and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a target company. Upon the consummation of an acquisition agreement with a target company, it becomes a wholly owned subsidiary of our company.

We anticipate structuring our acquisitions is such a way so that the post-business combination subsidiary company will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure future acquisitions such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such acquisition if the post-business subsidiary company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board of directors is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis.

We finance acquisitions primarily through additional equity and debt financings. We believe that having the ability to finance most, if not all, acquisitions with the general capital resources raised by our company, rather than financing relating to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. Because the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. The sale of additional shares of any class of equity will be subject to market conditions and investor demand for such shares at prices that may not be in the best interest of our stockholders. The sale of additional equity securities could also result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. See also Item 1A “Risk Factors—Risks Related to Our Business and Structure—We may not be able to successfully fund acquisitions due to the unavailability of equity or debt financing on acceptable terms, which could impede the implementation of our acquisition strategy.”

The time required to select and evaluate a target business and to structure and complete acquisitions, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which any acquisition is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another acquisition.

Members of our management team, including our officers and directors, will directly or indirectly own a majority of our securities following this offering and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination.

We have not selected any specific business combination target for our next acquisition, and we have not entered into any letters of intent, nor has anyone on our behalf, initiated any substantive acquisition discussions, directly or indirectly, with any specific business combination target.

To the extent we effect any future acquisition with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

There are several risks associated with our acquisition strategy, including the following risks, which are described more fully in Item 1A “Risk Factors—Risks Related to Our Business and Structure”:

•	our acquisition strategy exposes us to substantial risk;

•	we may experience difficulty as we evaluate, acquire and integrate businesses that we may acquire, which could result in drains on our resources, including the attention of our management, and disruptions of our on-going business;

•	we may not be able to effectively integrate the businesses that we acquire;

•	we face competition for businesses that fit our acquisition strategy and, therefore, we may have to acquire targets at sub-optimal prices or, alternatively, forego certain acquisition opportunities;

•	we may not be able to successfully fund acquisitions due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy; and

•	we may change our management and acquisition strategies without the consent of our stockholders, which may result in a determination by us to pursue riskier business activities.

Competition

In identifying, evaluating, and selecting potential target business for acquisition, we may encounter intense competition from other entities having a business objective similar to ours, including blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting acquisitions directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human, and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Any of these factors may place us at a competitive disadvantage in successfully negotiating an acquisition.

Competitive Strengths

We believe that we have several competitive advantages that differentiate us from other holding companies. Our competitive strengths include:

•	Management Operating and Investing Experience. Our directors and executive officers have significant executive, investment and operational experience in the management and growing of small and middle market companies. We believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities.

•	Extensive Network of Small to Middle Market Companies. As a result of their experience with acquisitions and in providing services to small to middle market companies around the United States, our management team members have developed a broad array of contacts at private and closely held companies. We believe that these contacts will be important in generating potential acquisition opportunities for us.

•	Public Company Benefits. We believe our structure will make us an attractive business transaction partner to prospective acquisition targets. As an existing public company, we will be able to raise capital to deploy to our acquired businesses for their business operations. Additionally, we will be able to offer to the employees of our subsidiaries equity in our company as an additional means of creating management incentives that are better aligned with stockholder’s interests.

•	Maintaining of day-to-day control of operations. As part of our acquisition criteria for a target company, we search for companies with what we believe are strong management teams, which allows us to have the management team maintain control of the day-to-day operations of the companies. We believe this model is attractive to target companies with management desiring to obtain the benefits of being a public company while maintaining control over the operations of their company.

Intellectual Property

We do not have any intellectual property at our holding company.

Employees

As of December 31, 2022, our company had two full-time employees (excluding our operating subsidiaries described below). None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

We do not expect that our holding company will be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Healthcare Business

Our healthcare business is operated by Nova, which we acquired on May 31, 2021. This business accounted for approximately 88% and 54% of our revenues for the years ended December 31, 2022 and 2021, respectively.

Overview

We operate a group of regional primary specialty and ancillary care facilities throughout Florida that provide traumatic injury victims with primary care evaluations, interventional pain management, and specialty consultation services. We focus on plaintiff related care are and a highly efficient provider of EMC assessments. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. From sports injuries, to sprains, strains, and fractures, our doctors are dedicated to helping patients return to active lifestyles.

The Healthcare Market

The healthcare sector is defined as end users whose primary business is the delivery of medical, patient care or treatment, medical diagnostic services, or medical care provided in connection with disaster relief, including, but not limited to (i) professional medical and healthcare service companies, businesses, institutions and enterprises, (ii) medical diagnostics facilities and laboratories having patient interaction, (iii) government and private organizations providing medical care in connection with disaster relief and (iv) firms selling products or services into such end users. Examples of such end users are: hospitals, including their pharmacies; integrated medical service provider networks and their member facilities; surgery centers, including their pharmacies; blood banks; bone and tissue centers; physician and medical clinic offices including their pharmacies; psychiatric health facilities, including their pharmacies; clinics in retail outlets that perform or provide medical services or care; long-term medical care facilities, including their pharmacies; medical care components of the Red Cross or other disaster relief organizations; and dental care facilities.

Services

We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. Orthopedic and pain procedure services include hip and knee replacement, shoulder reconstruction, fracture care and hand surgery, as well as spinal surgery.

Our service model is designed to promote referral relationships, facilitate patient access, and coordinate administration among medical providers, personal injury attorneys, and chiropractors. This “referral relationship” approach to case management results in increased revenue as attorneys consider the value of our patient management process when brokering settlements. As EMC and early stage continued care providers, we believe that we have superior access to patient information to determine the validity of each case and manage cases appropriately.

Revenue is primarily provided by bodily injury policies, general liability policies, and personal injury protection policies, which partially insulates our business from the declining reimbursement programs paid from or correlated to Medicare/Medicaid and traditional health insurance companies.

Healthcare Facilities

We currently operate nine facilities, most of which were opened in the last twenty-four months. As of December 31, 2022, management estimates that the nine facilities are operating at 35% capacity. We believe that the most important factors relating to the overall utilization of a facility include adequate working capital, the quality and market position of the facility and the number, quality and specialties of physicians providing patient care within the facility. Other factors that affect utilization include general and local economic conditions, market penetration, the degree of outpatient use, the availability of reimbursement programs such as Medicare and Medicaid, and demographic changes such as the growth in local populations. Utilization across the industry also is being affected by improvements in clinical practice, medical technology and pharmacology. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payers. We are also unable to predict the extent to which these industry trends will continue or accelerate.

Customers, Sales and Marketing

As of December 31, 2022, we provide services to approximately 150-180 patients per month at nine facilities. Patients are primarily referred through a growing network of personal injury attorneys, insurance carriers, physical therapy providers, and chiropractic care providers.

Competition

The health care industry is highly competitive. In recent years, competition among healthcare providers for patients has intensified in the United States due to, among other things, regulatory and technological changes, increasing use of managed care payment systems, cost containment pressures and a shift toward outpatient treatment. In all of the geographical areas in which we operate, there are other facilities that provide services comparable to those offered by our facilities. In addition, some of our competitors include hospitals that are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sale and income taxes. Such exemptions and support are not available to us.

Certain of our competitors may have greater financial resources, be better equipped and offer a broader range of services than us. The increase in outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical also increases competition for us.

The number and quality of the physicians on a facility’s staff are important factors in determining a facility’s success and competitive advantage. Typically, physicians are responsible for making admissions decisions and for directing the course of patient treatment. We believe that physicians refer patients to a facility primarily on the basis of the patient’s needs, the quality of other physicians on the medical staff, the location of the facility and the breadth and scope of services offered at the facility. We strive to retain and attract qualified doctors by maintaining high ethical and professional standards and providing adequate support personnel, technologically advanced equipment and facilities that meet the needs of those physicians.

In addition, we depend on the efforts, abilities, and experience of our medical support personnel, including our nurses, pharmacists and lab technicians and other health care professionals. We compete with other health care providers in recruiting and retaining qualified management, nurses and other medical personnel. Our healthcare facilities are experiencing the effects of a nationwide staffing shortage, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. In addition, there are requirements to maintain specified nurse-staffing levels. To the extent we cannot meet those levels, we may be required to limit the healthcare services provided which would have a corresponding adverse effect on our net operating revenues.

Although most of our revenue is provided by bodily injury policies, general liability policies, and personal injury protection policies, our ability to negotiate favorable service contracts with purchasers of group health care services also affects our competitive position and significantly affects the revenues and operating results of our facilities. Managed care plans attempt to direct and control the use of services and to demand that we accept lower rates of payment. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with facilities for managed care programs and discounts from established charges. In return, facilities secure commitments for a larger number of potential patients. Generally, facilities compete for service contracts with group health care service purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from market to market depending on the market strength of such organizations.

A key element of our growth strategy is expansion through opening additional locations and the acquisition of additional facilities in select markets. The competition to acquire healthcare facilities is significant. We compete for acquisitions with other for-profit healthcare companies, private equity and venture capital firms, as well as not-for-profit entities. Some of our competitors have greater resources than we do. We intend to selectively seek opportunities to expand our base of operations by adhering to our disciplined program of rational growth, but may not be successful in accomplishing acquisitions on favorable terms.

Competitive Strengths

We believe that we have several competitive advantages, including the following:

•	Broad array of services focusing on plaintiff related care. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves with a focus on plaintiff related care. From sports injuries, to sprains, strains, and fractures, orthopedic and pain procedure services include hip and knee replacement, shoulder reconstruction, fracture care and hand surgery, as well as spinal surgery. Our service model is designed to promote referral relationships, facilitate patient access, and coordinate administration among medical providers, personal injury attorneys, and chiropractors. As a result, our revenue is primarily provided by bodily injury policies, general liability policies, and personal injury protection policies, which partially insulates our business from the declining reimbursement programs paid from or correlated to Medicare/ Medicaid and traditional health insurance companies.

•	Opportunities for accelerated growth. We have a track record of delivering strong growth through a combination of organic growth, new contract additions and selective acquisitions. Organic growth has historically been supported by consistent underlying market volume trends, stable pricing and a diversified payor mix. We believe that our networks of high-quality providers position us to take advantage of these trends. We have successfully executed on new contract growth by providing a set of differentiated services and delivering integrated, efficient, high-quality care, which has helped us expand our relationships with our existing customers and compete effectively in the bidding process for new contracts. Additionally, we believe we will have opportunities to expand our services through acquisitions, as discussed in more detail below.

•	Focus on clinical excellence. We are focused on achieving the best clinical outcomes for our patients through the application of rigorous recruiting and credentialing standards, the promotion of a physician-led leadership culture and the monitoring of our clinical quality measures. Through extensive clinical and leadership development programs, we train our healthcare professionals to continually enhance their skills and deliver innovative and patient-focused experiences and outcomes. We provide internally developed continuing medical education accredited courses to our healthcare professionals, including instructor-led and on-line education sessions. We have developed and implemented quality measurement systems that track multiple key indicators, which assist our professionals in systematically monitoring, examining and analyzing outcomes and processes. These quality measurement systems are supplemented by our active peer review infrastructure designed to ensure the development and implementation of actionable items that will improve patient outcomes. Our ability to deliver high levels of customer service and patient care is a direct result of this focus, which helps us to differentiate our services, and to attract and retain providers.

•	Ability to attract and retain high-quality providers. Through our processes, we are able to identify and target high-quality providers to match the needs of our customers. We believe that our operating infrastructure enables us to provide attractive opportunities for our providers to enhance their skills through extensive clinical and leadership development programs. We believe that our differentiated recruiting, training and development programs strengthen our customer and provider relationships, enhance our contract and clinician retention rates and allow us to efficiently recruit providers to support our new contract pipeline.

Growth Strategies

The key elements of our strategy to grow our business include:

•	Capitalize on organic growth opportunities. As noted above, management estimates that our nine facilities are operating at 35% capacity as if December 31, 2022. Accordingly, we believe that we have an opportunity for organic growth at our existing facilities. We also believe our physician-led, patient-focused culture and approach to clinical solutions will allow us to continue to successfully recruit and retain clinical professionals.

•	Supplement organic growth with strategic acquisitions. The market in which we compete is highly fragmented, presenting significant opportunities for additional acquisitions. We will continue to follow a disciplined strategy in exploring future acquisitions by analyzing the strategic rationale, financial impact and organic growth profile of each potential opportunity. Our current focus for future acquisitions is MRI imaging, followed by medical billing and outpatient surgery centers. We have been in discussions with several privately owned MRI facilities. Key targets are strategically located within our market territory. We believe that the addition of these profitable businesses would be immediately enhanced by significant additional new business that we would direct to them.

•	Enhance operational efficiencies and productivity. We believe there are significant opportunities to continue to build upon our success in improving our productivity and profitability. We continue to focus on initiatives to improve productivity, including more efficient scheduling, continued use of mid-level providers, enhancing our leadership training programs, improving and realigning compensation programs. We believe that our processes related to managed care contracting, billing, coding, collection and compliance have driven a strong track record of efficient revenue cycle management. We have made significant investments in infrastructure, including management information systems that we believe will continue to enable us to improve clinical results and key client metrics while reducing the cost of providing patient care. We have dedicated teams with business and clinical expertise that are responsible for implementing best practices. Furthermore, we will continue to utilize risk mitigation programs for loss prevention and early intervention. We believe that our significant investments in scalable technology systems will facilitate additional cost reductions and efficiencies.

Intellectual Property

Our healthcare business does not own any intellectual property.

Employees and Medical Staff

As of December 31, 2022, we had 10 employees. Our facilities are staffed by licensed physicians who have been admitted to the medical staff of individual facilities. Members of the medical staffs of our facilities also serve on the medical staffs of facilities not owned by us and may terminate their affiliation with our facilities at any time. Each of our facilities is managed on a day-to-day basis by a managing director. In addition, a Board of Governors, including members of the facility’s medical staff, governs the medical, professional and ethical practices at each facilities. We believe that our relations with our employees are satisfactory.

None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal or state health care programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to additional governmental inquiries or actions, or that we would not be faced with sanctions, fines or penalties if so subjected. Even if we were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse impact on us.

Licensing, Certification and Accreditation: All of our facilities are subject to compliance with various federal, state and local statutes and regulations and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and cleanliness. Our facilities s must also comply with the conditions of participation and licensing requirements of federal, state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. Various other licenses and permits are also required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment.  All of our eligible hospitals have been accredited by The Joint Commission. All of our facilities are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities. If any of our facilities were to lose its Joint Commission accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility may be unable to receive reimbursement from the Medicare and Medicaid programs and other payers. We believe our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.

Certificates of Need: Many states, including Florida, have enacted certificates of need, or CON, laws as a condition prior to capital expenditures, construction, expansion, modernization or initiation of major new services. Failure to obtain necessary state approval can result in our inability to complete an acquisition, expansion or replacement, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility’s license, which could harm our business. In addition, significant CON reforms have been proposed in a number of states that would increase the capital spending thresholds and provide exemptions of various services from review requirements. In the past, we have not experienced any material adverse effects from those requirements, but we cannot predict the impact of these changes upon our operations.

Conversion Legislation: Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit healthcare facilities to for-profit entities. These laws generally require prior approval from the attorney general, advance notification and community involvement. In addition, attorneys general in states without specific conversion legislation may exercise discretionary authority over these transactions. Although the level of government involvement varies from state to state, the trend is to provide for increased governmental review and, in some cases, approval of a transaction in which a not-for-profit entity sells a health care facility to a for-profit entity. The adoption of new or expanded conversion legislation and the increased review of not-for-profit conversions may limit our ability to grow through acquisitions of not-for-profit facilities.

Utilization Review: Federal regulations require that admissions and utilization of facilities by Medicare and Medicaid patients must be reviewed in order to ensure efficient utilization of facilities and services. The law and regulations require Peer Review Organizations, or PROs, to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group classifications and the appropriateness of cases of extraordinary length of stay. PROs may deny payment for services provided, assess fines and also have the authority to recommend to the Department of Health and Human Services, or HHS, that a provider that is in substantial non-compliance with the standards of the PRO be excluded from participating in the Medicare program. We have contracted with PROs to perform the required reviews.

Audits: Most healthcare facilities are subject to federal audits to validate the accuracy of Medicare and Medicaid program submitted claims. If these audits identify overpayments, we could be required to pay a substantial rebate of prior years’ payments subject to various administrative appeal rights. The federal government contracts with third-party “recovery audit contractors” and “Medicaid integrity contractors”, on a contingent fee basis, to audit the propriety of payments to Medicare and Medicaid providers. Similarly, Medicare zone program integrity contractors target claims for potential fraud and abuse. Additionally, Medicare administrative contractors must ensure they pay the right amount for covered and correctly coded services rendered to eligible beneficiaries by legitimate providers. The Centers for Medicare and Medicaid Services announced its intent to consolidate many of these Medicare and Medicaid program integrity functions into new unified program integrity contractors, though it remains unclear what effect, if any, this consolidation may have. We have undergone claims audits related to our receipt of federal healthcare payments during the last three years, the results of which have not required material adjustments to our consolidated results of operations. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid overpayments in certain circumstances, which could adversely affect our cash flow.

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $26,125 for each violation, and up to $174,172 for sham arrangements. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire facility as opposed to an ownership interest in a facility department unit, service or subpart. However, federal laws and regulations now limit the ability of facilities relying on this exception to expand aggregate physician ownership interest or to expand certain facilities. This regulation also places a number of compliance requirements on physician-owned facilities related to reporting of ownership interest. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements. The Centers for Medicare and Medicaid Services, or CMS, issued a final rule in 2020 that created a new Stark exception for value-based models. Although the final regulations provide exceptions to the Stark Law, there may remain regulatory risks for participating hospitals, as well as financial and operational risks. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Nonetheless, because the law in this area is complex and constantly evolving, there can be no assurance that federal regulatory authorities will not determine that any of our arrangements with physicians violate the Stark Law.

Anti-kickback Statute: A provision of the Social Security Act known as the “anti-kickback statute” prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying money or other remuneration to other individuals and entities in return for using, referring, ordering, recommending or arranging for such referrals or orders of services or other items covered by a federal or state health care program. However, changes to the anti-kickback statute have reduced the intent required for violation; one is no longer required to have actual knowledge or specific intent to commit a violation of the anti-kickback statute in order to be found in violation of such law. The anti-kickback statute contains certain exceptions, and the Office of the Inspector General of the Department of Health and Human Services, or the OIG, has issued regulations that provide for “safe harbors,” from the federal anti-kickback statute for various activities. These activities, which must meet certain requirements, include (but are not limited to) the following: investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, donation of technology for electronic health records and referral agreements for specialty services. In 2020, the OIG issued a final rule that established an anti-kickback statute safe harbor for value based models. Although the final regulations provide safe harbors, there may remain regulatory risks for participating facilities, as well as financial and operational risks.  The fact that conduct or a business arrangement does not fall within a safe harbor or exception does not automatically render the conduct or business arrangement illegal under the anti-kickback statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities. Although we believe that our arrangements with physicians and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws. Violations of the anti-kickback statute may be punished by a criminal fine of up to $100,000 for each violation or imprisonment, however, under 18 U.S.C. Section 3571, this fine may be increased to $250,000 for individuals and $500,000 for organizations. Civil money penalties may include fines of up to $105,563 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Medicare and Medicaid.

Similar State Laws: Many states, including Florida, have adopted laws that prohibit payments to physicians in exchange for referrals similar to the anti-kickback statute and the Stark Law, some of which apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. In many instances, the state statutes provide that any arrangement falling in a federal safe harbor will be immune from scrutiny under the state statutes. However, in most cases, little precedent exists for the interpretation or enforcement of these state laws. These laws and regulations are extremely complex and, in many cases, we do not have the benefit of regulatory or judicial interpretation. It is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws, or the public announcement that we are being investigated for possible violations of one or more of these laws, could have a material adverse effect on our business, financial condition or results of operations and our business reputation could suffer significantly. In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be. If we are deemed to have failed to comply with the anti-kickback statute, the Stark Law or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs. The imposition of such penalties could have a material adverse effect on our business, financial condition or results of operations.

Federal False Claims Act and Similar State Regulations: A current trend affecting the health care industry is the increased use of the federal False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s qui tam, or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government by alleging that the defendant has defrauded the Federal government. When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $12,537 to $25,076 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act of 2009, or FERA, amended and expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. FERA also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. The False Claims Act require that federal healthcare program overpayments be returned within 60 days from the date the overpayment was identified, or by the date any corresponding cost report was due, whichever is later. Failure to return an overpayment within this period may result in additional civil False Claims Act liability.

Other Fraud and Abuse Provisions: The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, billing for services without prescribed documentation, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the anti-kickback statute, these provisions are very broad. Further, the Health Insurance Portability and Accountability Act of 1996,, or HIPAA, broadened the scope of the fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs, whether or not payments under such programs are paid pursuant to federal programs. HIPAA also introduced enforcement mechanisms to prevent fraud and abuse in Medicare. There are civil penalties for prohibited conduct, including, but not limited to billing for medically unnecessary products or services.

HIPAA Administrative Simplification and Privacy Requirements: The administrative simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HIPAA also established federal rules protecting the privacy and security of personal health information. The privacy and security regulations address the use and disclosure of individual health care information and the rights of patients to understand and control how such information is used and disclosed. Violations of HIPAA can result in both criminal and civil fines and penalties. We believe that we are in material compliance with the privacy regulations of HIPAA, as we continue to develop training and revise procedures to address ongoing compliance. The HIPAA security regulations require health care providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of patient information. HITECH has since strengthened certain HIPAA rules regarding the use and disclosure of protected health information, extended certain HIPAA provisions to business associates, and created new security breach notification requirements. HITECH has also extended the ability to impose civil money penalties on providers not knowing that a HIPAA violation has occurred. We believe that we have been in substantial compliance with HIPAA and HITECH requirements to date. Recent changes to the HIPAA regulations may result in greater compliance requirements for healthcare providers, including expanded obligations to report breaches of unsecured patient data, as well as create new liabilities for the actions of parties acting as business associates on our behalf.

Red Flags Rule: In addition, the Federal Trade Commission, or the FTC, Red Flags Rule requires financial institutions and businesses maintaining accounts to address the risk of identity theft. The Red Flag Program Clarification Act of 2010, signed on December 18, 2010, appears to exclude certain healthcare providers from the Red Flags Rule, but permits the FTC or relevant agencies to designate additional creditors subject to the Red Flags Rule through future rulemaking if the agencies determine that the person in question maintains accounts subject to foreseeable risk of identity theft. Compliance with any such future rulemaking may require additional expenditures in the future.

Patient Safety and Quality Improvement Act of 2005: On July 29, 2005, the Patient Safety and Quality Improvement Act of 2005 was enacted, which has the goal of reducing medical errors and increasing patient safety. This legislation establishes a confidential reporting structure in which providers can voluntarily report patient safety work product, or PSWP, to patient safety organizations, or PSOs. Under the system, PSWP is made privileged, confidential and legally protected from disclosure. PSWP does not include medical, discharge or billing records or any other original patient or provider records but does include information gathered specifically in connection with the reporting of medical errors and improving patient safety. This legislation does not preempt state or federal mandatory disclosure laws concerning information that does not constitute PSWP. PSOs are certified by the Secretary of the HHS for three-year periods and analyze PSWP, provide feedback to providers and may report non-identifiable PSWP to a database. In addition, PSOs are expected to generate patient safety improvement strategies.

Environmental Regulations: Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Infectious waste generators, including healthcare facilities, face substantial penalties for improper disposal of medical waste, including civil penalties of up to $25,000 per day of noncompliance, criminal penalties of up to $50,000 per day, imprisonment, and remedial costs. In addition, our operations, as well as our purchases and sales of facilities are subject to various other environmental laws, rules and regulations. We believe that our disposal of such wastes is in material compliance with all state and federal laws.

Corporate Practice of Medicine: Several states, including Florida, have laws and/or regulations that prohibit corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. These statutes and/or regulations vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We do not expect these state corporate practice of medicine proscriptions to significantly affect our operations. Many states have laws and regulations which prohibit payments for referral of patients and fee-splitting with physicians. We do not make any such payments or have any such arrangements.

Health Care Industry Investigations: We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our facilities and are party to various government investigations and litigation. In addition, currently, and from time to time, some of our facilities are subjected to inquiries and/or actions and receive notices of potential non-compliance of laws and regulations from various federal and state agencies. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to potential licensure, certification, and/or accreditation revocation, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to inquiries or actions, or that we will not be faced with sanctions, fines or penalties in connection with the investigations. Even if we were to ultimately prevail, the government’s inquiry and/or action in connection with these matters could have a material adverse effect on our future operating results. It is possible that governmental entities could initiate additional investigations or litigation in the future and that such matters could result in significant penalties as well as adverse publicity. It is also possible that our executives and/or managers could be included as targets or witnesses in governmental investigations or litigation and/or named as defendants in private litigation.

Medical Malpractice Tort Law Reform: Medical malpractice tort law has historically been maintained at the state level. All states have laws governing medical liability lawsuits. Over half of the states have limits on damages awards. Almost all states have eliminated joint and several liability in malpractice lawsuits, and many states have established limits on attorney fees. Many states had bills introduced in their legislative sessions to address medical malpractice tort reform. Proposed solutions include enacting limits on non-economic damages, malpractice insurance reform, and gathering lawsuit claims data from malpractice insurance companies and the courts for the purpose of assessing the connection between malpractice settlements and premium rates. Reform legislation has also been proposed, but not adopted, at the federal level that could preempt additional state legislation in this area.

Financial Services (Tax Resolution) Business

Our financial services business is operated by Platinum Tax, which we acquired on July 31, 2018. This business accounted for approximately 11% and 43% of our revenues for the years ended December 31, 2022 and 2021, respectively.

Overview

Platinum Tax is a full-service tax resolution firm located in Los Angeles, California. Since 2011, we have been assisting all types of taxpayers resolve any and all issues with the IRS and applicable state tax agencies. We provide fee-based tax resolution services to individuals and companies that have federal and state tax liabilities by assisting clients to settle outstanding tax debts.

Services

We provide fee-based tax resolution services to individuals and companies that have federal and state tax liabilities by assisting clients to settle outstanding tax debts. Specifically, our tax relief services include, but are not limited to, back taxes, offer in compromise, audit representation, amending tax returns, tax preparation, tax resolution, wage garnishment relief, removal of bank levies and liens, bookkeeping, and resolution of other financial challenges. We have a team of 10 members which includes tax attorneys, accountants, and enrolled agents that have resolved tax issues for thousands of clients.

Customers, Sales and Marketing

Our clients primarily include individuals and companies that have federal and state tax liabilities. Since inception, our knowledgeable tax resolution experts have resolved tax issues for thousands of clients nationwide. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2022 and 2021.

Our marketing efforts include the use the radio, television and the internet to advertise help for taxpayers in distress.

Competition

The tax resolution industry is highly competitive. We face substantial competition from other local, regional and national tax relief companies, such as Optima Tax Relief, Precision Tax Relief, Anthem Tax Services, Fortress Tax Relief, Community Tax, Enterprise Consultants Group, Tax Defense Network, and ALG Tax Solutions. Most of our competitors have greater financial resources, are better equipped and offer a broader range of services than we do.

Intellectual Property

Our financial services business does not own any intellectual property.

Employees

As of December 31, 2022, we had 5 employees. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

We are subject to various additional federal, state and local laws and regulations, including, without limitation, in the areas of labor, immigration, marketing and advertising, consumer protection, financial services, income tax preparation, privacy and data security, anti-competition, environmental, health and safety, insurance, and healthcare. There have been significant new or proposed regulations and/or heightened focus by the government and others in some of these areas, including, for example, related to privacy and data security, consumer financial services, endorsements and testimonials, telemarketing, restrictive covenants, and labor, including overtime and exemption regulations, state and local laws on minimum wage, worker classification, and other labor-related issues. We work to comply with those laws that are applicable to us or our services, and we continue to monitor developments in the regulatory environment in which we operate.

From time to time, we receive inquiries from governmental authorities regarding the applicability of laws to our services and products and other matters relating to our business. We cannot predict what effect future laws, changes in interpretations of existing laws or the results of future governmental inquiries with respect to services or other matters relating to our business may have on our consolidated financial position, results of operations and cash flows.

Real Estate Business

Our real estate business is operated by Edge View, which we acquired on July 16, 2014. This business accounted for approximately 0% and 2% of our revenues for the years ended December 31, 2022 and 2021, respectively.

Our Property

We own five (5) acres zoned medium density residential (MDR) with 12 lots already platted; six (6) acres zoned high-density residential (HDR) that can be platted in various configurations to meet current housing needs; and twelve (12) acres zoned in Lemhi County as Agriculture that is available for further annexation into the City of Salmon for development, as well as a common area for landowners to view wildlife, provide access to the Salmon River and fishing in a two (2) acre pond.  Salmon is known as Idaho’s premier whitewater destination as well as one of the easier accesses to the Frank Church Wilderness Area - the largest wilderness in the lower 48 states. Salmon’s airport has service to Boise, Idaho and serves as a hub to access whitewater rafting start points and wilderness landing strips. Management has invested years working to develop a new and exciting housing development in Salmon, Idaho and plans to enter into a joint venture agreement with a developer for this planned concept development.

Intellectual Property

Edge View does not own any intellectual property.

Employees

Edge View does not have any employees.

Regulation

Federal, State and/or Local Regulatory Compliance

We are subject to a variety of Federal, state, and/or local statutes, ordinances, rules, and regulations covering the purchase, development, construction and operation of real estate assets. These regulatory requirements include zoning and land use, building design, construction, worksite safety, traffic, and other matters, such as local rules that may impose restrictive zoning and developmental requirements. We are subject to various licensing, registration, and filing requirements in connection with our real estate assets. Finally, state and/or local governments retain certain rights with respect to eminent domain which could enable them to restrict or alter the use of our property. These requirements may lead to increases in our overall costs. The need to comply with these requirements may significantly delay development and/or construction with regard to our properties, or lead us to alter our plans regarding our real estate assets.

Environmental Regulatory Compliance

Under various Federal, state and/or local laws, ordinances and regulations, a current or previous owner or operator of a property may be required to investigate and/or clean-up hazardous or toxic substances released at that property. That owner or operator also may be held liable to third parties for bodily injury or property damage (investigation and/or clean-up costs) incurred by those parties in connection with the contamination at that site. These laws often impose liability without regard to whether the owner or operator knew of or otherwise caused the release of the hazardous or toxic substances. In addition, persons who arrange for the disposal or treatment of hazardous substances or other regulated materials also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such persons.

The costs of remediation or removal of hazardous or toxic substances can be substantial, and the presence of contamination, or the failure to remediate contamination discovered, at a property we own or operate may adversely affect our ability to develop, construct on, sell, lease, or borrow upon that property.

In addition, our properties may be exposed to a risk of contamination originating from other sources. While a property owner generally is not responsible for remediating contamination that has migrated on-site from an off-site source, the contaminant’s presence could have adverse effects on our ability to develop, construct on, operate, sell, lease, or borrow upon that property. Certain environmental laws may create a lien on a contaminated site in favor of the government for damages and costs the government may incur to remediate that contamination. Moreover, if contamination is discovered on a property, environmental laws may impose restrictions on the manner in which that property may be used, or how businesses may be operated on that property, thus reducing our ability to maximize our investment in that property. Our properties have been subjected to varying degrees of environmental assessment at various times; however, the identification of new areas of contamination, a change in the extent or known scope of contamination, or changes in environmental regulatory standards and/or cleanup requirements could result in significant costs to us.

ITEM 1A.	RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our securities. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our shares could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Structure

We have incurred losses since our inception, and we may not be able to manage our business on a profitable basis.

We have generated losses since inception and have relied on cash on hand, sales of securities, advances from stockholders and third-party and related party debt to support our operations. For the year ended December 31, 2022, we had a net loss of $4,623,521. Although revenue from our portfolio companies has increased since 2001, there is no guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you hold and could result in the loss of your entire investment.

The report of our independent registered public accounting firm included a “going concern” explanatory paragraph.

Although our audited financial statements for the year ended December 31, 2022 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2022 contains an explanatory paragraph relating to our ability to continue as a going concern due to the fact that we have sustained net loss since inception and have accumulated and working capital deficits. As of December 31, 2022, we had an accumulated deficit of $73.54 million and a working capital deficit of approximately $3.14 million.

However, management believes, based on our operating plan, that current working capital and current and expected additional financing is sufficient to fund operations and satisfy our obligations as they come due for at least one year from the financial statement issuance date. However, we do believe additional funds are required to execute our business plan and our strategy of acquiring additional businesses. The funds required to execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan on the low end (assuming target company sellers accept a significant portion of the purchase price in the form of seller notes or our equity or equity in one of our subsidiaries) ranges between $2 million to $5 million. If, and to the extent, that sellers are unwilling to accept a significant portion of the purchase price in seller notes and equity, then the cash required to execute our business plan could be as much as $10 million.

Although we do not believe that we will require additional cash to continue our operations over the next twelve months, there are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay obligations in the future. Our prior losses have had, and will continue to have, an adverse effect on our financial condition. In addition, continued operations and our ability to acquire additional businesses may be dependent on our ability to obtain additional financing in the future, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through our operations, financings or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in our company.

The effect of the COVID-19 pandemic on our operations has had, and is expected to continue to have, a negative effect on our business, financial condition, cash flows and results of operations.

The COVID-19 pandemic continues to rapidly evolve. The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, and we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our services.

Due to the COVID-19 pandemic, client enrollment at Platinum Tax has been at a slower pace than initially expected. In addition, during 2022, Platinum Tax experienced reduced enrollment due to governmental policy. As a result, the performance of Platinum Tax was effected and the pandemic had a material adverse impact on its market share growth plans and timelines. Additionally, in accordance with recommendations from public health officials to mitigate the spread of COVID-19, we have during periods of 2020 temporarily closed certain operations for several months. All operations are now open and functioning. Our results will be adversely impacted by any new closures and other actions taken to contain or treat the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.

Furthermore, the global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending or investing, could also impact our business and demand for our services. For instance, consumer spending and investing may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the pandemic.

Our efforts to help mitigate the negative impact of the outbreak on our business may not be effective, and we may be affected by a protracted economic downturn. Furthermore, while many governmental authorities around the world have and continue to enact legislation to address the impact of COVID-19, including measures intended to mitigate some of the more severe anticipated economic effects of the virus, we may not benefit from such legislation, or such legislation may prove to be ineffective in addressing COVID-19’s impact on our and our customer’s businesses and operations. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of COVID-19’s global economic impact and any recession that has occurred or may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider that may present significant risks to our operations.

The extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this prospectus. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Our prior and future businesses may not perform as expected or the returns from such businesses may not support the financing utilized to acquire them or maintain them. Furthermore, integration and consolidation of acquired businesses requires substantial human, financial and other resources and may divert management’s attention from our existing business concerns, disrupt our ongoing business or not be successfully integrated. Even if we consummate businesses that we believe will be accretive, those businesses may in fact result in a decrease in revenues as a result of incorrect assumptions in our evaluation of such businesses, unforeseen consequences, or other external events beyond our control. Furthermore, if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and stockholders will generally not have the opportunity to evaluate the economic, financial, and other relevant information that we will consider in determining the application of these funds and other resources. As a result, the consummation of acquisitions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may experience difficulty as we evaluate, acquire and integrate businesses that we may acquire, which could result in drains on our resources, including the attention of our management, and disruptions of our on-going business.

We acquire small to mid-sized businesses in various industries. Generally, because such businesses are privately held, we may experience difficulty in evaluating potential target businesses as much of the information concerning these businesses is not publicly available. Therefore, our estimates and assumptions used to evaluate the operations, management and market risks with respect to potential target businesses may be subject to various risks and uncertainties. Further, the time and costs associated with identifying and evaluating potential target businesses may cause a substantial drain on our resources and may divert our management team’s attention away from the operations of our businesses for significant periods of time.

In addition, we may have difficulty effectively integrating and managing acquisitions. The management or improvement of businesses we acquire may be hindered by a number of factors, including limitations in the standards, controls, procedures and policies implemented in connection with such acquisitions. Further, the management of an acquired business may involve a substantial reorganization of the business’ operations resulting in the loss of employees and customers or the disruption of our ongoing businesses. We may experience greater than expected costs or difficulties relating to an acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition.

We may not be able to effectively integrate the businesses that we acquire.

Our ability to realize the anticipated benefits of acquisitions will depend on our ability to integrate those businesses with our own. The combination of multiple independent businesses is a complex, costly and time-consuming process and there can be no assurance that we will be able to successfully integrate businesses into our business, or if such integration is successfully accomplished, that such integration will not be costlier or take longer than presently contemplated. Integration of future acquisitions may include various risks and uncertainties, including the factors discussed in the paragraph below. If we cannot successfully integrate and manage the businesses within a reasonable time, we may not be able to realize the potential and anticipated benefits of such acquisitions, which could have a material adverse effect on our stock price, business, cash flows, results of operations and financial position.

We will consider acquisitions that we believe will complement, strengthen and enhance our growth. We evaluate opportunities on a preliminary basis from time to time, but these transactions may not advance beyond the preliminary stages or be completed. Such acquisitions are subject to various risks and uncertainties, including:

•	the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which are in diverse geographic regions) and achieve expected synergies;

•	the potential disruption of existing business and diversion of management’s attention from day-to-day operations;

•	the inability to maintain uniform standards, controls, procedures and policies;

•	the need or obligation to divest portions of the acquired companies;

•	the potential failure to identify material problems and liabilities during due diligence review of acquisition targets;

•	the potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses; and

•	the challenges associated with operating in new geographic regions.

Failure to manage our growing and changing business could have a material adverse effect on our business, prospects, financial condition, and results of operations.

As we grow, we expect to encounter additional challenges to our internal processes, capital commitment process, and acquisition funding and financing capabilities. Our existing operations, personnel, systems, and internal control may not be adequate to support our growth and expansion and may require us to make additional unanticipated investments in our infrastructure. To manage the future growth of our operations, we will be required to improve our administrative, operational, and financial systems, procedures, and controls, and maintain, expand, train, and manage our growing employee base. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies successfully or respond to competitive pressures. As a result, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We face competition for businesses that fit our acquisition strategy and, therefore, we may have to acquire targets at sub-optimal prices or, alternatively, forego certain acquisition opportunities.

We have been formed to acquire and manage small to mid-sized businesses. In pursuing such acquisitions, we expect to face strong competition from a wide range of other potential purchasers. Although the pool of potential purchasers for such businesses is typically smaller than for larger businesses, those potential purchasers can be aggressive in their approach to acquiring such businesses. Furthermore, we expect that we may need to use third-party financing in order to fund some or all of these potential acquisitions, thereby increasing our acquisition costs. To the extent that other potential purchasers do not need to obtain third-party financing or are able to obtain such financing on more favorable terms, they may be in a position to be more aggressive with their acquisition proposals. As a result, in order to be competitive, our acquisition proposals may need to be aggressively priced, including at price levels that exceed what we originally determined to be fair or appropriate. Alternatively, we may determine that we cannot pursue on a cost-effective basis what would otherwise be an attractive acquisition opportunity.

We may not be able to successfully fund acquisitions due to the unavailability of equity or debt financing on acceptable terms, which could impede the implementation of our acquisition strategy.

We finance acquisitions primarily through additional equity and debt financings. Because the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. The sale of additional shares of any class of equity will be subject to market conditions and investor demand for such shares at prices that may not be in the best interest of our stockholders. The sale of additional equity securities could also result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. These risks may materially adversely affect our ability to pursue our acquisition strategy.

We may change our management and acquisition strategies without the consent of our stockholders, which may result in a determination by us to pursue riskier business activities.

We may change our strategy at any time without the consent of our stockholders, which may result in our acquiring businesses or assets that are different from, and possibly riskier than, the strategy described in this prospectus. A change in our strategy may increase our exposure to interest rate and currency fluctuations, subject us to regulation under the Investment Company Act or subject us to other risks and uncertainties that affect our operations and profitability.

We are a holding company and rely on distributions and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.

Our primary business is the holding and managing of controlling interests our operating businesses. Therefore, we will be dependent upon the ability of our businesses to generate cash flows and, in turn, distribute cash to us in the form of distributions, advances and other transfers of funds to enable us to satisfy our financial obligations. The ability of our businesses to make payments to us may also be subject to limitations under laws of the jurisdictions in which they are incorporated or organized.

In the future, we may seek to enter into credit facilities to help fund our acquisition capital and working capital needs. These credit facilities may expose us to additional risks associated with leverage and may inhibit our operating flexibility.

We may seek to enter into credit facilities with third-party lenders to help fund our acquisitions. Such credit facilities will likely require us to pay a commitment fee on the undrawn amount and will likely contain a number of affirmative and restrictive covenants. If we violate any such covenants, our lenders could accelerate the maturity of any debt outstanding. Such debt may be secured by our assets, including the stock we may own in businesses that we acquire and the rights we have under intercompany loan agreements that we may enter into with our businesses. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by businesses that we currently manage and may acquire in the future and distributed or paid to us. Any failure to comply with the terms of our indebtedness may have a material adverse effect on our financial condition.

In addition, we expect that such credit facilities will bear interest at floating rates which will generally change as interest rates change. We will bear the risk that the rates that we are charged by our lenders will increase faster than we can grow the cash flow from our businesses or businesses that we may acquire in the future, which could reduce profitability, materially adversely affect our ability to service our debt, cause us to breach covenants contained in our third-party credit facilities and reduce cash flow available for distribution.

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

Our future success is dependent on the management teams of our businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.

The future success of our existing and future businesses depends on the respective management teams of those businesses because we intend to operate our businesses on a stand-alone basis, primarily relying on their existing management teams for day-to-day operations. Consequently, their operational success, as well as the success of any organic growth strategy, will be dependent on the continuing efforts of the management teams of our businesses. We will seek to provide these individuals with equity incentives and to have employment agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent these individuals from leaving their employment. The loss of services of one or more of these individuals may materially adversely affect our financial condition, business and results of operations.

We may engage in a business transaction with one or more target businesses that have relationships with our executive officers, our directors, or any of their respective affiliates, which may create or present conflicts of interest.

We may decide to engage in a business transaction with one or more target businesses with which our executive officers, our directors, or any of their respective affiliates, have a relationship, which may create or present conflicts of interest. Regardless of whether we obtain a fairness opinion from an independent investment banking firm with respect to such a transaction, conflicts of interest may still exist with respect to a particular acquisition and, as a result, the terms of the acquisition of a target business may not be as advantageous to our shareholders as it would have been absent any conflicts of interest.

The operational objectives and business plans of our businesses may conflict with our operational and business objectives or with the plans and objective of another business we own and operate.

Our businesses operate in different industries and face different risks and opportunities depending on market and economic conditions in their respective industries and regions. A business’ operational objectives and business plans may not be similar to our objectives and plans or the objectives and plans of another business that we own and operate. This could create competing demands for resources, such as management attention and funding needed for operations or acquisitions, in the future.

If, in the future, we cease to control and operate our businesses or other businesses that we acquire in the future or engage in certain other activities, we may be deemed to be an investment company under the Investment Company Act.

We have the ability to make investments in businesses that we will not operate or control. If we make significant investments in businesses that we do not operate or control, or that we cease to operate or control, or if we commence certain investment-related activities, we may be deemed to be an investment company under the Investment Company Act. Our decision to sell a business will be based upon financial, operating and other considerations rather than a plan to complete a sale of a business within any specific time frame. If we were deemed to be an investment company, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the Securities and Exchange Commission, or the SEC, or modify our investments or organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially adversely affect our financial condition, business and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us and otherwise will subject us to additional regulation that will be costly and time-consuming.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential shareholders could lose confidence in our financial statements, which would harm the trading price of our common shares.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A “Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified material weaknesses. These material weaknesses were associated with our lack of (i) controls in place to ensure that all disclosures required were originally addressed in our consolidated financial statements, (ii) formal documentation over internal control procedures and environment, (iii) proper segregation of duties and multiple level of reviews and (iv) expertise in accounting of derivative liabilities. We also have not developed and effectively communicated our accounting policies and procedures to our employees. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Risks Related to Our Healthcare Business

Our ability to grow our business through organic expansion either by developing new facilities or by modifying existing facilities is dependent upon many factors.

Our ability to grow our business through organic expansion is dependent on capacity and occupancy at our facilities. Should our facilities reach maximum occupancy, we may need to implement other growth strategies either by developing new facilities or by modifying existing facilities.

Our facilities typically need to be purpose-designed in order to enable the type and quality of service that we provide. Consequently, we must either develop sites to create facilities or purchase or lease existing facilities, which may require substantial modification. We must be able to identify suitable sites and there is no guarantee that such sites will be available at all, or at an economically viable cost or in areas of sufficient demand for our services. The subsequent successful development and construction of a new facility is contingent upon, among other things, negotiation of construction contracts, regulatory permits and planning consents and satisfactory completion of construction. Similarly, our ability to expand existing facilities is also dependent upon various factors, including identification of appropriate expansion projects, permitting, licensure, financing, integration into our relationships with payors and referral sources, and margin pressure as new facilities are filled with patients.

Delays caused by difficulties in respect of any of the above factors may lead to cost overruns and longer periods before a return is generated on an investment, if at all. We may incur significant capital expenditure but due to a regulatory, planning or other reason, may find that we are prevented from opening a new facility or modifying an existing facility. Moreover, even when incurring such development capital expenditure, there is no guarantee that we can fill beds when they become available. Upon operational commencement of a new facility, we typically expect that it will take approximately 12-18 months to reach our targeted occupancy level. Any delays or stoppages in our projects, the unsatisfactory completion or construction of such projects or the failure of such projects to increase our occupancy levels could have a material adverse effect on our business, results of operations and financial condition.

Changes to payment rates or methods of third-party payors, including government healthcare programs, changes to the laws and regulations that regulate payments for medical services, the failure of payment rates to increase as our costs increase, or changes to our payor mix, could adversely affect our operating margins and revenues.

Our revenue is primarily provided by bodily injury policies, general liability policies, and personal injury protection policies, which partially insulates our business from the declining reimbursement programs paid from or correlated to Medicare/Medicaid and traditional health insurance companies. However, we do also depend on private and governmental third-party sources of payment for the services provided to patients and assume financial risks related to changes in third-party reimbursement rates and changes in payor mix. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses, including physician compensation, may not decrease proportionately.

The amount we receive for our services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems. Health reform efforts at the federal and state levels may increase the likelihood of significant changes affecting government healthcare programs and private insurance coverage. Government healthcare programs are subject to, among other things, statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, all of which could materially increase or decrease payments we receive from these government programs. Further, Medicare reimbursement rates are increasingly used by private payors as benchmarks to establish commercial reimbursement rates and any adjustment in Medicare reimbursement rates may impact our reimbursement rates from such private payors as well.

There are significant private and public sector pressures to restrain healthcare costs and to restrict reimbursement rates for medical services, and we believe that such pressures will continue. Many states are continuing to collect less revenue than they did in prior years, and as a result may face ongoing budget shortfalls and underfunded pension and other liabilities. Deteriorating financial conditions in the states in which we operate could lead to reduced or delayed funding for Medicaid programs, which may reduce or delay the reimbursement we receive for services provided. Major payors of healthcare, including federal and state governments and private insurers, have taken steps in recent years to monitor and control costs, eligibility for and use and delivery of healthcare services, and to revise payment methodologies. As part of their efforts to contain healthcare costs, purchasers increasingly are demanding discounted or global fee structures or the assumption by healthcare providers of all or a portion of the financial risk through shared risk, capitation and care management arrangements, often in exchange for exclusive or preferred participation in their benefit plans. Further, the ability of commercial payors to control healthcare costs may be enhanced by the increasing consolidation of insurance and managed care companies, which may reduce our ability to negotiate favorable contracts with such payors.

We expect efforts to impose greater discounts and more stringent cost controls by government and other payors to continue, thereby reducing the payments we receive for our services. The effect of cost containment trends will depend, in part, on our payor mix. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise. In addition, we cannot assure you that future changes to reimbursement rates by government healthcare programs, cost containment measures by private third-party payors, including fixed fee schedules and capitated payment arrangements, or other factors affecting payments for healthcare services will not adversely affect our future revenues, operating margins, or profitability.

An increase in uninsured or underinsured patients or the deterioration in the collectability of the accounts of such patients could harm our results of operations.

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

Failure to timely or accurately bill for services could have a negative impact on our net revenue, bad debt expense and cash flow.

Billing for healthcare services is an important but complex aspect of our business. In particular, the current practice of providing physician services in advance of payment or, in some cases, irrespective of the patient’s ability to pay for such services, may have significant negative impact on our net revenue, bad debt expense and cash flow. We bill numerous and varied payors, such as bodily injury policies, general liability policies, and personal injury protection policies, self-pay patients, managed care payors and Medicare and Medicaid. These different payors typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. Reimbursement is typically conditioned on our documenting medical necessity, the appropriate level of service and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered.

Additional factors that could complicate our ability to timely or accurately bill payors include:

•	disputes between payors as to which party is responsible for payment;

•	failure of information systems and processes to submit and collect claims in a timely manner;

•	variation in coverage for similar services among various payors;

•	our reliance on third-parties to provide billing services for certain of our service lines;

•	the difficulty of adherence to specific compliance requirements, diagnosis coding and other procedures mandated by various payors; and

•	in connection with billing for physician services, failure to obtain proper physician credentialing and documentation in order to bill various payors.

To the extent that the complexity associated with billing for healthcare services we provide causes delays in our cash collections, we may experience increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debt expense.

Our facilities face competition for patients from other healthcare providers.

The healthcare industry is highly competitive, and competition among healthcare providers for patients and physicians has intensified in recent years. In all of the geographical areas in which we operate, there are other facilities that provide services comparable to those offered by our facilities. Some of our competitors include facilities that are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sales and income taxes. Such exemptions and support are not available to us.

Certain of our competitors may have greater financial resources, be better equipped and offer a broader range of services than we offer. The number of facilities in the geographic areas in which we operate has increased significantly. As a result, most of our facilities operate in an increasingly competitive environment.

If our competitors are better able to attract patients, recruit physicians and other healthcare professionals, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in patient volume and our business may be harmed.

Our performance depends on our ability to recruit and retain quality physicians.

The success and competitive advantage of our facilities depends, in part, on the number and quality of the physicians on the medical staffs of our facilities, the admitting practices of those physicians and our maintenance of good relations with those physicians. Physicians generally are not employees of our facilities and may have admitting privileges at other similar facilities to ours. They may terminate their affiliation with us at any time. If we are unable to provide high ethical and professional standards, adequate support personnel and technologically advanced equipment and facilities that meet the needs of those physicians, they may be discouraged from referring patients to our facilities and our results of operations may decline.

Our performance depends on our ability to attract and retain qualified nurses and medical support staff and we face competition for staffing that may increase our labor costs and harm our results of operations.

We depend on the efforts, abilities, and experience of our medical support personnel, including our nurses, pharmacists and lab technicians and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified hospital management, nurses and other medical personnel.

The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In particular, like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our facilities in many geographic areas, which shortage has been exacerbated by the COVID-19 pandemic. In some areas, the increased demand for care is putting a strain on our resources and staff, which has required us to utilize higher-cost temporary labor and pay premiums above standard compensation for essential workers. The length and extent of the disruptions caused by the COVID-19 pandemic are currently unknown; however, we expect such disruptions to continue into 2023 and potentially throughout the duration of the pandemic and beyond. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. To the extent we cannot maintain sufficient staffing levels at our facilities, we may be required to limit our services at certain of our facilities which would have a corresponding adverse effect on our net revenues.

We cannot predict the degree to which we will be affected by the future availability or cost of attracting and retaining talented medical support staff. If our general labor and related expenses increase, we may not be able to raise our rates correspondingly. Our failure to either recruit and retain qualified management, nurses and other medical support personnel or control our labor costs could harm our results of operations.

If we do not continually enhance our facilities with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.

The technology used in medical equipment and related devices is constantly evolving and, as a result, manufacturers and distributors continue to offer new and upgraded products to healthcare providers. To compete effectively, we must continually assess our equipment needs and upgrade when significant technological advances occur. If our facilities do not stay current with technological advances in the healthcare industry, patients may seek treatment from other providers and/or physicians may refer their patients to alternate sources, which could adversely affect our results of operations and harm our business.

If we fail to comply with extensive laws and government regulations, we could suffer civil or criminal penalties or be required to make significant changes to our operations that could reduce our revenue and profitability.

The healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things: hospital billing practices and prices for services; relationships with physicians and other referral sources; adequacy of medical care and quality of medical equipment and services; ownership of facilities; qualifications of medical and support personnel; confidentiality, maintenance, privacy and security issues associated with health-related information and patient medical records; certification, licensure and accreditation of our facilities; operating policies and procedures, and; construction or expansion of facilities and services.

Among these laws are the federal False Claims Act, HIPAA and the federal anti-kickback statute and the provision of the Social Security Act commonly known as the “Stark Law.” These laws, and particularly the anti-kickback statute and the Stark Law, impact the relationships that we may have with physicians and other referral sources. We have a variety of financial relationships with physicians who refer patients to our facilities. The Office of the Inspector General of the Department of Health and Human Services, or OIG, has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. A number of our current arrangements, including financial relationships with physicians and other referral sources, may not qualify for safe harbor protection under the anti-kickback statute. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. We cannot assure that practices that are outside of a safe harbor will not be found to violate the anti-kickback statute. The Centers for Medicare and Medicaid Services, or CMS, published a Medicare self-referral disclosure protocol, which is intended to allow providers to self-disclose actual or potential violations of the Stark Law. Because there are only a few judicial decisions interpreting the Stark Law, there can be no assurance that our facilities will not be found in violation of the Stark Law or that self-disclosure of a potential violation would result in reduced penalties.

Federal regulations issued under HIPAA contain provisions that require us to implement and, in the future, may require us to implement additional costly electronic media security systems and to adopt new business practices designed to protect the privacy and security of each of our patient’s health and related financial information. Such privacy and security regulations impose extensive administrative, physical and technical requirements on us, restrict our use and disclosure of certain patient health and financial information, provide patients with rights with respect to their health information and require us to enter into contracts extending many of the privacy and security regulatory requirements to third parties that perform duties on our behalf. Additionally, recent changes to HIPAA regulations may result in greater compliance requirements, including obligations to report breaches of unsecured patient data, as well as create new liabilities for the actions of parties acting as business associates on our behalf.

These laws and regulations are extremely complex, and, in many cases, we do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws, or the public announcement that we are being investigated for possible violations of one or more of these laws, could have a material adverse effect on our business, financial condition or results of operations and our business reputation could suffer significantly. In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be.

If we are deemed to have failed to comply with the anti-kickback statute, the Stark Law or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs. The imposition of such penalties could have a material adverse effect on our business, financial condition or results of operations.

We are subject to occupational health, safety and other similar regulations and failure to comply with such regulations could harm our business and results of operations.

We are subject to a wide variety of federal, state and local occupational health and safety laws and regulations. Regulatory requirements affecting us include, but are not limited to, those covering: (i) air and water quality control; (ii) occupational health and safety (e.g., standards regarding blood-borne pathogens and ergonomics, etc.); (iii) waste management; (iv) the handling of asbestos, polychlorinated biphenyls and radioactive substances; and (v) other hazardous materials. If we fail to comply with those standards, we may be subject to sanctions and penalties that could harm our business and results of operations.

We may be required to spend substantial amounts to comply with statutes and regulations relating to privacy and security of protected health information.

There are currently numerous legislative and regulatory initiatives in the U.S. addressing patient privacy and information security concerns. In particular, federal regulations issued under HIPAA require our facilities to comply with standards to protect the privacy, security and integrity of protected health information, or PHI. These requirements include the adoption of certain administrative, physical, and technical safeguards; development of adequate policies and procedures, training programs and other initiatives to ensure the privacy of PHI is maintained; entry into appropriate agreements with so-called business associates; and affording patients certain rights with respect to their PHI, including notification of any breaches. Compliance with these regulations requires substantial expenditures, which could negatively impact our business, financial condition or results of operations. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.

Violations of the privacy and security regulations could subject our operations to substantial civil monetary penalties and substantial other costs and penalties associated with a breach of data security, including criminal penalties. We may also be subject to substantial reputational harm if we experience a substantial security breach involving PHI.

State efforts to regulate the construction or expansion of health care facilities could impair our ability to expand.

Many states, including Florida, have enacted certificates of need, or CON, laws as a condition prior to capital expenditures, construction, expansion, modernization or initiation of major new services. Failure to obtain necessary state approval can result in our inability to complete an acquisition, expansion or replacement, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility’s license, which could harm our business. In addition, significant CON reforms have been proposed in a number of states that would increase the capital spending thresholds and provide exemptions of various services from review requirements. In the past, we have not experienced any material adverse effects from those requirements, but we cannot predict the impact of these changes upon our operations.

A cyber security incident could cause a violation of HIPAA, breach of member privacy, or other negative impacts.

We rely extensively on our information technology, or IT, systems to manage clinical and financial data, communicate with our patients, payers, vendors and other third parties and summarize and analyze operating results. In addition, we have made significant investments in technology to adopt and utilize electronic health records and to become meaningful users of health information technology pursuant to the American Recovery and Reinvestment Act of 2009. Our IT systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and our disaster recovery planning cannot account for all eventualities. As cyber criminals continue to become more sophisticated through evolution of their tactics, techniques and procedures, we have taken, and will continue to take, additional preventive measures to strengthen the cyber defenses of our networks and data.  However, if any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data such as protected health information or other data subject to privacy laws and proprietary business information and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our businesses and results of operations and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information.

We may fail to deal with clinical waste in accordance with applicable regulations or otherwise be in breach of relevant medical, health and safety or environmental laws and regulations.

As part of our normal business activities, we produce and store clinical waste which may produce effects harmful to the environment or human health. The storage and transportation of such waste is strictly regulated. Our waste disposal services are outsourced and should the relevant service provider fail to comply with relevant regulations, we could face sanctions or fines which could adversely affect our brand, reputation, business or financial condition. Health and safety risks are inherent in the services that we provide and are constantly present in our facilities, primarily in respect of food and water quality, as well as fire safety and the risk that service users may cause harm to themselves, other service users or employees. From time to time, we have experienced, like other providers of similar services, undesirable health and safety incidents. Some of our activities are particularly exposed to significant medical risks relating to the transmission of infections or the prescription and administration of drugs for residents and patients. If any of the above medical or health and safety risks were to materialize, we may be held liable, fined and any registration certificate could be suspended or withdrawn for failure to comply with applicable regulations, which may have a material adverse impact on our business, results of operations and financial condition.

If any of our existing healthcare facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid.

The construction and operation of healthcare facilities are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards.

All of our healthcare facilities are deemed certified, meaning that they are accredited, properly licensed under the relevant state laws and regulations and certified under the Medicare program. The effect of maintaining certified facilities is to allow such facilities to participate in the Medicare and Medicaid programs. We believe that all of our healthcare facilities are in material compliance with applicable federal, state, local and other relevant regulations and standards. However, should any of our healthcare facilities lose their deemed certified status and thereby lose certification under the Medicare or Medicaid programs, such facilities would be unable to receive reimbursement from either of those programs and our business could be materially adversely effected.

We could be subject to lawsuits which could harm the value of our business, including litigation for which we are not fully reserved.

From time-to-time we are involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, billing and marketing practices, employment disputes and contractual claims. Physicians, hospitals and other participants in healthcare delivery have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Some of these lawsuits may involve large claim amounts and substantial defense costs.

We generally procure professional liability insurance coverage for our medical professionals. A substantial portion of our professional liability loss risks are provided by third-party insurers. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

We may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources and adversely affect our business condition. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims for the activities of an acquired business prior to the acquisition. These lawsuits, claims, audits or investigations, regardless of their merit or outcome, may also adversely affect our reputation and ability to expand our business.

Risks Related to Our Financial Services (Tax Resolution) Business

Changes in applicable tax laws have had, and may in the future have, a negative impact on the demand for and pricing of our services. Government changes in tax filing processes may adversely affect our business and our consolidated financial position, results of operations, and cash flows.

The U.S. government has in the past made, and may in the future make, changes to the individual income tax provisions of the Internal Revenue Code, tax regulations, and the rules and procedures for implementing such laws and regulations. In addition, taxing authorities or other relevant governing bodies in various federal, state and local jurisdictions in which we operate may change the income tax laws in their respective jurisdictions, and such laws may vary greatly across the various jurisdictions. It is difficult to predict the manner in which future changes to the Internal Revenue Code, tax regulations, and the rules and procedures for implementing such laws and regulations, and state, local, and foreign tax laws may impact us and our industry. Such future changes could decrease the demand or the amount we charge for our services, and, in turn, have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

In addition, there are various initiatives from time to time seeking to simplify the tax return preparation filing process. Taxing authorities in various state and local in which we operate have also introduced measures seeking to simplify or otherwise modify the preparation and filing of tax returns or the issuance of refunds in their respective jurisdictions. For example, from time to time, U.S. federal and state governments have considered various proposals through which the respective governmental taxing authorities would use taxpayer information provided by employers, financial institutions, and other payers to “pre-populate,” prepare and calculate tax returns and distribute them to taxpayers. There are various initiatives from time to time seeking to expedite, reduce, or change the timing of refunds, which could reduce the demand for certain of our services.

The adoption or expansion of any measures that significantly simplify tax return preparation, or otherwise reduce the need for third-party tax return preparation services, including governmental encroachment at the U.S. federal and state levels, could reduce demand for our tax preparation services and could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.

Increased competition for clients could adversely affect our current market share and profitability.

We face substantial competition. All categories in the tax return resolution and preparation industry are highly competitive. In the tax preparation category in particular, there are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Commercial tax return preparers are highly competitive with regard to price and service. Individual tax filers may elect to change their tax preparation method, choosing from among various assisted and virtual offerings. Technology advances quickly and in new and unexpected ways, and it is difficult to predict the manner in which these changes will impact the tax resolution and preparation industry, the problems we may encounter in enhancing our services or the time and resources we may need to devote to the creation, support, and maintenance of technological enhancements. If we are slow to enhance our services or technologies, if our competitors are able to achieve results more quickly than us, or if there are new and unexpected entrants into the industry, we may fail to capture, or lose, a significant share of the market.

Our businesses may be adversely affected by difficult economic conditions.

Unfavorable changes in economic conditions, which are typically beyond our control, including without limitation, inflation, slowing growth, rising interest rates, recession, changes in the political climate, war (including, but not limited to, the conflict between Russia and Ukraine), supply chain or labor market disruptions, or other adverse changes, could negatively affect our business and financial condition. Difficult economic conditions are frequently characterized by high unemployment levels and declining consumer and business spending. These poor economic conditions may negatively affect demand and pricing for our services.

In addition, difficult economic conditions may disproportionately impact small business owners. Our revenues were negatively impacted during the start of the COVID-19 pandemic and may again be negatively impacted in the event of a sustained economic slowdown or recession. Difficult economic conditions, including an economic recession or high inflationary period, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

An interruption in our information systems, or a third party on which we rely, or an interruption in the internet, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

We and other third parties material to our business operations rely heavily upon communications, networks, and information systems and the internet to conduct our business (including third-party internet-based or cloud computing services). These networks, systems, and operations are potentially vulnerable to damage or interruption from upgrades and maintenance, network failure, hardware failure, software failure, power or telecommunications failures, cyberattacks, human error, and natural disasters. Any failure or interruption in our information systems, or an interruption in the internet or other critical business capability during our busiest periods, could negatively impact our business operations and reputation, and increase our risk of loss.

There can be no assurance that system or internet failures or interruptions in critical business capabilities will not occur, or, if they do occur, that we will adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or communication systems interruptions or failures may not be adequate, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems or other critical business capabilities. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. If these information systems are unavailable for any reason, it could negatively impact our ability to deliver our services, which could significantly impact our operations, business, and financial results.

The occurrence of any systems or internet failure, or business interruption could negatively impact our ability to serve our clients, which in turn could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

Any changes in government regulations or processes (including the acceptance of tax returns and the issuance of refunds and other amounts to clients by the IRS or state tax agencies) that affect how we provide services to our clients, or significant problems with such services or the manner in which we provide them to our clients may harm our revenue, results of operations, and reputation.

Tax laws and tax forms are subject to change each year, and the nature and timing of such changes are unpredictable. As a part of our business, we must incorporate any changes to tax laws and tax forms into our tax return preparation offerings. The unpredictable nature, timing and effective dates of changes to tax laws and tax forms can result in condensed development cycles for our tax return preparation services. From time to time, we review and enhance our quality controls for preparing accurate tax returns, but there can be no assurance that we will be able to prevent all inaccuracies. Further, changes in governmental administrations or regulations could result in further and unanticipated changes in requirements or processes, which may require us to make corresponding changes to our client service systems and procedures. Any major defects or delays caused by the above-described complexities may lead to loss of clients and loss of or delay in revenue, negative publicity, client dissatisfaction, a deterioration in our business relationships with our partners, exposure to litigation, and increased operating expenses, even if any such launch delays or defects are not caused by us. Any of the risks described above could have a material adverse effect on our business, our reputation, and our consolidated financial position, results of operations, and cash flows.

We may be unable to attract and retain key personnel.

Our business depends on our ability to attract, develop, motivate, and retain key personnel in a timely manner. The market for such personnel is extremely competitive, and there can be no assurance that we will be successful in our efforts to attract and retain the required qualified personnel within necessary timeframes, or at expected cost levels. As the global labor market continues to evolve as a result of the COVID-19 pandemic and other changes, our current and prospective key personnel may seek new or different opportunities based on pay levels, benefits, or remote work flexibility that are different from what we offer, or may determine to leave the workforce, making it difficult to attract and retain them. If we are unable to attract, develop, motivate, and retain key personnel, our business, operations, and financial results could be negatively impacted. In addition, if our costs of labor or related costs increase or if new or revised labor laws, rules or regulations are adopted or implemented that impact our workforce and increase our labor costs, there could be a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

Our business depends on our strong reputation and the value of our brand.

Developing and maintaining awareness of our brand is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new clients. Adverse publicity (whether or not justified) relating to events or activities involving or attributed to us, our employees, or agents or our services, which may be enhanced due to the nature of social media, may tarnish our reputation and reduce the value of our brand. Damage to our reputation may reduce demand for our services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Compliance with the complex and evolving laws, regulations, standards, and contractual requirements regarding privacy and data protection could require changes in our business practices and increase costs of operation; failure to comply could result in significant claims, fines, penalties, and damages.

Due to the nature of our business, we collect, use, and retain large amounts of personal information and data pertaining to clients, including tax return information, financial product and service information, and social security numbers. In addition, we collect, use, and retain personal information and data of our employees in the ordinary course of our business.

We are subject to laws, rules, and regulations relating to the collection, use, disclosure, and security of such consumer and employee personal information, which have drawn increased attention from U.S. federal, state, and foreign governmental authorities in jurisdictions in which we operate. In the U.S., the IRS generally requires a tax return preparer to obtain the written consent of the taxpayer prior to using or disclosing the taxpayer’s tax return information for certain purposes other than tax return preparation, which may limit our ability to market services to our clients. In addition, other regulations require financial institutions to adopt and disclose their consumer privacy notice and generally provide consumers with a reasonable opportunity to “opt-out” of having nonpublic personal information disclosed to unaffiliated third parties for certain purposes.

Numerous jurisdictions have passed, and may in the future pass, new laws related to the use and retention of consumer or employee information and this area continues to be an area of interest for U.S. federal, state, and foreign governmental authorities. For example, the State of California adopted the California Consumer Privacy Act, or the CCPA, which became effective January 1, 2020, as amended by the California Privacy Rights Act, or CPRA, which became January 1, 2023. Subject to certain exceptions, these laws impose new requirements on how businesses collect, process, manage, and retain certain personal information of California residents and provide California residents with various rights regarding personal information collected by a business. Colorado, Connecticut, Utah, and Virginia have adopted comprehensive privacy laws, and other jurisdictions have adopted or may in the future adopt their own, different privacy laws. These laws may contain different requirements or may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Our current privacy and data protection policies and practices may not be consistent with all of those requirements, interpretations, or applications. In addition, changes in U.S. federal and state regulatory requirements, as well as requirements imposed by governmental authorities in foreign jurisdictions in which we operate, could result in more stringent requirements and a need to change business practices, including the types of information we can use and the manner in which we can use such information. Establishing systems and processes, or making changes to our existing policies, to achieve compliance with these complex and evolving requirements may increase our costs or limit our ability to pursue certain business opportunities. There can be no assurance that we will successfully comply in all cases, which could result in regulatory investigations, claims, legal actions, harm to our reputation and brands, fines, penalties, and other damages. We have incurred, and may continue to incur, significant expenses to comply with existing privacy and data security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

A security breach of our systems, or third-party systems on which we rely, resulting in unauthorized access to personal information of our clients or employees or other sensitive, nonpublic information, may adversely affect the demand for our services, our reputation, and financial performance.

We offer a range of services to our clients, including back taxes, offer in compromise, audit representation, amending tax returns, tax preparation, tax resolution, wage garnishment relief, removal of bank levies and liens, bookkeeping, and resolution of other financial challenges. Due to the nature of these services, we use multiple digital technologies to collect, transmit, and store high volumes of client personal information. We also collect, use, and retain other sensitive, nonpublic information, such as employee social security numbers, healthcare information, and payroll information, as well as confidential, nonpublic business information. Certain third parties and vendors have access to personal information to help deliver client services, or may host certain of our and our clients’ sensitive and personal information and data. Information security risks continue to increase due in part to the increased adoption of and reliance upon digital technologies by companies and consumers. Our risk and exposure to these matters remain heightened due to a variety of factors including, among other things, (i) the evolving nature of these threats and related regulation, (ii) the increased activity and sophistication of hostile foreign governments, organized crime, cyber criminals, and hackers that may initiate cyberattacks against us or third-party systems on which we rely, (iii) our use of third-party vendors, and (iv) the usage of remote working arrangements by our associates and third-party vendors, which significantly expanded due to the COVID-19 pandemic.

Cybersecurity risks may result from fraud or malice (a cyberattack), human error, or accidental technological failure. Cyberattacks are designed to electronically circumvent network security for malicious purposes such as unlawfully obtaining personal information, disrupting our ability to offer services, damaging our brand and reputation, stealing our intellectual property, or advancing social or political agendas. We face a variety of cyberattack threats including computer viruses, malicious codes, worms, phishing attacks, social engineering, denial of service attacks, ransomware, and other sophisticated attacks.

Although we use security and business controls to limit access to and use of personal information and expend significant resources to maintain multiple levels of protection to address or otherwise mitigate the risk of a security breach, such measures cannot provide absolute security. We regularly test our systems to discover and address potential vulnerabilities, and we rely on training and testing of our employees regarding heightened phishing and social engineering threats. We also conduct certain background checks on our employees, as allowed by law. Due to the structure of our business model, we also rely on other private third parties to maintain secure systems and respond to cybersecurity risks. Where appropriate, we impose certain requirements and controls on these third parties, but it is possible that they may not appropriately employ these controls or that such controls (or their own separate requirements and controls) may be insufficient to protect personal information.

Cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for us. As risks and regulations continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Notwithstanding these efforts, there can be no assurance that a security breach, intrusion, or loss or theft of personal information will not occur. In addition, the techniques used to obtain unauthorized access change frequently, become more sophisticated, and are often difficult to detect until after a successful attack, causing us to be unable to anticipate these techniques or implement adequate preventive measures in all cases.

Unauthorized access to personal information as a result of a security breach could cause us to determine that it is required or advisable for us to notify affected individuals, regulators, or others under applicable privacy laws and regulations or otherwise. Security breach remediation could also require us to expend significant resources to assist impacted individuals, repair damaged systems, implement modified information security measures, and maintain client and business relationships. Other consequences could include reduced client demand for our services, reduced growth and profitability and negative impacts to future financial results, loss of our ability to deliver one or more services, modifying or stopping existing business practices, legal actions, harm to our reputation and brand, fines, penalties, and other damages, and further regulation and oversight by U.S. federal, state, or foreign governmental authorities.

A security breach or other unauthorized access to our systems could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

Laws and regulations or other regulatory actions could have an adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

Our business and operations are subject to various forms of government regulation, including U.S. federal requirements regarding the signature and inclusion of identification numbers on tax returns and tax return retention requirements. U.S. federal laws also subject income tax return preparers to accuracy-related penalties, and preparers may be prohibited from continuing to act as income tax return preparers if they repeatedly engage in specified misconduct. We are also subject to, among other things, advertising standards for electronic tax return filers, and to possible monitoring by the IRS, and if deemed appropriate, the IRS could impose various penalties, including suspension from the IRS electronic filing program. Many states and local jurisdictions have laws regulating tax professionals, which are in addition to and may be different than federal requirements.

Given the nature of our businesses, we are subject to various additional federal, state and local laws and regulations, including, without limitation, in the areas of labor, immigration, marketing and advertising, consumer protection, financial services, privacy and data security, anti-competition, environmental, health and safety, insurance, and healthcare. There have been significant new or proposed regulations and/or heightened focus by the government and others in some of these areas, including, for example, related to privacy and data security, consumer financial services, endorsements and testimonials, telemarketing, restrictive covenants, and labor, including overtime and exemption regulations, state and local laws on minimum wage, worker classification, and other labor-related issues.

The above requirements and business implications are subject to change and evolving application, including by means of new legislation, legislative changes, and/or executive orders, and there may be additional regulatory actions or enforcement priorities, or new interpretations of existing requirements that differ from ours. These developments could impose unanticipated limitations or require changes to our business, which may make elements of our business more expensive, less efficient, or impossible to conduct, and may require us to modify our current or future services.

Risks Related to Our Real Estate Business

We are subject to demand fluctuations in the real estate industry. Any reduction in demand could adversely affect our business, results of operations, and financial condition.

Demand for properties similar to those owned by us is subject to fluctuations that are often due to factors outside our control. We are not able to predict the course of the real estate markets or whether the current favorable trends in those markets can, or will, continue. In the event of an economic downturn, our results of operations may be adversely affected, and we may incur significant impairments and other write-offs and substantial losses from this business.

Adverse weather conditions, natural disasters, and other unforeseen and/or unplanned conditions could disrupt our real estate developments.

Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods, droughts, and fires, could have serious impacts on our ability to develop and market our real estate assets. Properties may also be affected by unforeseen planning, engineering, environmental, or geological conditions or problems, including conditions or problems which arise on third party properties adjacent to or in the vicinity of properties which own and which may result in unfavorable impacts on our properties. Any adverse event or circumstance could cause a delay in, prevent the completion of, or increase the cost of, one or more of our properties expected to be developed and brought to market by us, thereby resulting in a negative impact on our operations and financial results.

If the market value of our real estate investments decreases, our results of operations will also likely decrease.

The market value of our real estate assets will depend on market conditions. If local and/or global economic conditions deteriorate, or if the demand for our properties decreases, we may not be able to make a profit on such property. As a result of declining economic conditions, we may experience lower than anticipated profits and/or may not be able to recover our costs of a project when a property is brought to market.

Changes in tax laws, taxes or fees may increase the cost of development, and such changes could adversely impact our finances and operational results.

Any increase or change in such laws, taxes, or fees, including real estate property taxes, could increase the cost of development and thus have an adverse effect on our operations. Such changes could also negatively impact potential and/or actual users and purchasers of our properties because potential buyers may factor such changes into their decisions to utilize or purchase a property.

The real estate industry is highly competitive and if other property developers are more successful or offer better value to customers, our business could suffer.

The real estate industry is highly competitive, regardless of locale. Competitors range from small local companies to large international conglomerates with financial resources much greater than those of our company. We have to compete for raw materials, construction components, financing, environmental resources, utilities, infrastructure, labor, skilled management, governmental permits and licensing and other factors critical to the successful development of our real estate assets. We compete against both new and existing developments and developers. Any increase in or change to any competitive factor could result in our inability to begin development of our real estate assets in a timely manner and/or increase costs for the design, development and completion. As a result, we may experience decreased profits due to these factors, impacting our operations and our overall financial results.

We may incur environmental liabilities with respect to our real estate assets.

Our properties are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict development. Furthermore, under various federal, state, and local laws, ordinances and regulations, an owner of real property may be liable for the costs or removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and our liability therefor as to our properties are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of our company. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect our ability to sell the real estate or to borrow using such property as collateral.

Our co-venture partners or other partners in co-ownership arrangements could take actions that decrease the value of our real estate assets.

The development of our real estate assets could involve joint ventures or other co-ownership arrangements with third parties. Such relationships may involve risks, including, for example:

•	the possibility that a co-venturer or partner might become bankrupt;

•	the possibility that development may require additional capital that we or our partner do not have;

•	the possibility that a co-venturer or partner might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us;

•	that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with the business interests or goals of our company;

•	the possibility that we may incur liabilities as the result of the action taken by our partner;

•	that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	that such co-partner may exercise buy/sell rights that force us to or dispose of our share, at a time and price that may not be consistent with our objectives.

Any of the above might subject our real estate assets to liabilities in excess of those contemplated and thus reduce our returns on our investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect the value of your stock.

The nature of our activities could expose us to potential liability for personal injuries and, in certain instances, property damage claims. For instance, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters, or extreme weather conditions such as hurricanes, floods, and snow storms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may not carry all the usual and customary insurance policies which would be carried by a similarly-positioned company, and we may not be carrying those insurance policies in amounts and types sufficient to cover every risk which may be encountered by our company. Insurance risks associated with potential terrorist acts could sharply increase the premiums we will pay for coverage against property and casualty claims. We cannot assure you that we will have adequate coverage for all losses. If any of our properties incur a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we do not expect to have any contingent sources of funding in place to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in a decreased value attributed to our publicly traded stock.

Risks Related to Ownership of Our Common Stock

Our common stock is eligible for quotation on the Pink Market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is eligible for quotation on the Pink Market operated by OTC Markets Group Inc. The Pink Market is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The Pink Market is not an issuer listing service, market or exchange. The requirements for quotation on the Pink Market are considerably lower and less regulated than those of an exchange. Because of this, it is possible that fewer brokers or dealers will be interested in making a market in our common stock because the market for such securities is more limited, the stocks are more volatile, and the risk to investors is greater, which may impact the liquidity of our common stock. Even if an active market begins to develop in our common stock, the quotation of our common stock on the Pink Market may result in a less liquid market available for existing and potential stockholders to trade common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. If an active market is never developed for our common stock, it will be difficult or impossible for you to sell any common stock you purchase.

Our common stock may be subject to significant price volatility which may have an adverse effect on your ability to liquidate your investment in our common stock.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our stock price is attributable to a number of factors. First, our common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our common stock could, for example, decline precipitously if a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its stock price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of meaningful profits to date and uncertainty of future profits. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Our officers and directors own a significant percentage of our outstanding voting securities which could reduce the ability of minority stockholders to effect certain corporate actions.

Our executive officers and directors are collectively able to exercise approximately 84.53% of our total voting power. As a result, they possess significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions without the votes of any other stockholders. They are expected to have significant influence over a decision to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in our best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our common stock or prevent our stockholder from realizing a premium over the then-prevailing market price for their common stock.

We have no current plans to pay cash dividends on our common stock for the foreseeable future, and you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it and any potential investor who anticipates the need for current dividends should not purchase our securities.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur could adversely affect the market price of our common stock.

Rule 144 sales in the future may have a depressive effect on our stock price.

All of the outstanding common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common shares. There is no limitation on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if our company is a current, reporting company under the Exchange Act. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registration of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

If our common stocks become subject to the penny stock rules, it would become more difficult to trade our common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain a listing on a national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

We are subject to ongoing public reporting requirements that are less rigorous than for larger, more established companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are a “smaller reporting company” within the meaning of the Exchange Act. Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that had (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million and either had no public float or a public float of less than $700 million.

As a smaller reporting company, we will not be required and may not include a compensation discussion and analysis section in our proxy statements and we will provide only two years of financial statements. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies.

Because we will be subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not smaller reporting companies, our stockholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

Anti-takeover provisions in our charter documents and under Nevada law could make an acquisition of our company more difficult, and limit attempts by our stockholders to replace or remove our current management.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control of our company or changes in our management. As described above, our executive officers and directors are collectively able to exercise a significant portion of our voting power. Furthermore, neither the holders of our common stock nor the holders of our preferred stock have cumulative voting rights in the election of our directors. The combination of the present ownership by our management of a significant portion of our issued and outstanding voting power and lack of cumulative voting makes it more difficult for other stockholders to replace our board of directors or for a third party to obtain control of our company by replacing its board of directors.

In addition, our authorized but unissued shares of common stock are available for our board of directors to issue without stockholder approval, subject to Nasdaq’s rules. We may use these additional shares for a variety of corporate purposes, including raising additional capital, corporate acquisitions and employee stock plans. The existence of our authorized but unissued shares of common stock could render it more difficult or discourage an attempt to obtain control of our company by means of a proxy context, tender offer, merger or other transaction since our board of directors can issue large amounts of capital stock as part of a defense to a take-over challenge. In addition, we have authorized in our articles of incorporation 1,000,000,000 shares of preferred stock. Our board acting alone and without approval of our stockholders, subject to Nasdaq’s rules, can designate and issue one or more series of preferred stock containing super-voting provisions, enhanced economic rights, rights to elect directors, or other dilutive features, that could be utilized as part of a defense to a take-over challenge.

In addition, various provisions of our bylaws may also have an anti-takeover effect. These provisions may delay, defer or prevent a tender offer or takeover attempt of our company that a stockholder might consider in his or her best interest, including attempts that might result in a premium over the market price for the shares held by our stockholders. Our bylaws may be adopted, amended or repealed only by our board of directors. Our bylaws also contain limitations as to who may call special meetings as well as require advance notice of stockholder matters to be brought at a meeting. Additionally, our bylaws also provide that no director may be removed by less than a two-thirds vote of the issued and outstanding shares entitled to vote on the removal. Our bylaws also permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships. These provisions will prevent a stockholder from increasing the size of our board of directors and gaining control of our board of directors by filling the resulting vacancies with its own nominees.

Our bylaws also establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors. Stockholders at an annual meeting will only be able to consider proposals or nominations specified in the notice of meeting or brought before the meeting by or at the direction of the board of directors or by a stockholder who was a stockholder of record on the record date for the meeting, who is entitled to vote at the meeting and who has given us timely written notice, in proper form, of the stockholder’s intention to bring that business before the meeting. Although our bylaws do not give the board of directors the power to approve or disapprove stockholder nominations of candidates or proposals regarding other business to be conducted at a special or annual meeting, our bylaws may have the effect of precluding the conduct of certain business at a meeting if the proper procedures are not followed or may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of our company.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our principal office is located at 3200 Bel Air Drive, Las Vegas, NV 89109. We have an additional office at 401 East Las Olas Boulevard, Suite 1400, Fort Lauderdale, Florida 33301 and we have entered into an office service agreement with Regus Management Group, LLC for use of office space at this location. Under the agreement, in exchange for our right to use the office space at this location, we are required to pay a monthly fee of $309 (excluding taxes).

Platinum Tax shares office space with our principal executive offices located at 3753 Howard Hughes Pkwy, Suite 200-876, Las Vegas, NV 89169. Nova Ortho operates a group of regional primary specialty and ancillary care facilities throughout Florida. The main office is located at 1903 S 25th Street, Suite 103 Fort Perc, FL 34947. Total nine regional facilities are leased properties.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our businesses.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On August 24, 2021, charges were filed by Absolute Medical Group, LLC against our company for breach of contract in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida seeking damages. We filed a counterclaim alleging violations of the management agreement between the parties and rightful termination for cause including damages. This case is pending.

On October 8, 2021, we filed a complaint in Idaho against Mark Adams, seeking an award of damages against him and asserting the following claims: (1) constructive trust; (2) breach of contract; (3) breach of fiduciary duties; and (4) conversion. We also seek costs and attorney’s fees. On August 31, 2021, without our knowledge or consent and in a manner to conceal his unlawful actions, a property manager used a new company check from Summit National Bank to withdraw $50,000 from the company account. The defendant is being charged with intentional, oppressive, fraudulent, malicious, and outrageous damages. On November 11, 2021, the defendant filed a counterclaim alleging that no valid contract existed between the parties and asked to dissolve the company, grant his counterclaim, dismiss our complaint, and award of attorney fees. This case is pending.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock eligible for quotation on the Pink Market OTC Markets Group Inc. under the symbol “CDIX.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retain mark-up or commission, and may not represent actual transactions.

	Closing Prices
	High	Low

Fiscal Year Ended December 31, 2021
1st Quarter	$0.0660	$0.0102
2nd Quarter	$0.0240	$0.0104
3rd Quarter	$0.0165	$0.0045
4th Quarter	$0.0071	$0.0001

Fiscal Year Ended December 31, 2022
1st Quarter	$0.0050	$0.0001
2nd Quarter	$0.0002	$0.0002
3rd Quarter	$0.0050	$0.0002
4th Quarter	$0.0029	$0.0003

Number of Holders of Our Common Shares

As of March 31, 2023, there were approximately 853 stockholders of record of our common stock. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, we did not have in effect any compensation plans under which our equity securities were authorized for issuance, and we did not have any outstanding share options.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the near future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

Recent Sales of Unregistered Securities

Except as set forth below, we have not sold any equity securities during the 2022 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2022 fiscal year.

On October 31, 2022, we issued 67,500 shares of series B preferred stock to the owners of AHI in connection with the buyback agreement described elsewhere in this report.

On October 10, 2022, we issued 18,750 shares of series B preferred stock to Rollan Roberts II, our Chief Operating Officer, in exchange for services provided.

On November 11, 2022, we issued 15,000 shares of series B preferred stock to Eric Raper, an investor, in exchange for $15,000.

On December 15, 2022, we issued 10,000 shares of series B preferred stock to Gregg E Russell, and investor in exchange for $10,000.

No underwriters were involved in these issuances. We believe that each of the above issuances was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act regarding transactions not involving a public offering.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2022.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are an acquisition holding company focused on locating undervalued and undercapitalized companies, primarily in the healthcare industry, and providing them capitalization and leadership to maximize the value and potential of their private enterprises while also providing diversification and risk mitigation for our stockholders. Specifically, we have and will continue to look at a diverse variety of acquisitions in the healthcare sector in terms of growth stages and capital structures and we intend to focus our portfolio of subsidiaries approximately as follows: 80% will be targeted to established profitable niche small to mid-sized healthcare companies and 20% will be targeted to second stage startups in healthcare and related financial services (emerging businesses with a strong organic growth plan that is materially cash generative).

All of our operations are conducted through, and our income derived from, our various subsidiaries. We operate the following businesses through our wholly owned subsidiaries.

•	Healthcare Business. Nova, which we acquired May 31, 2021, operates a group of regional primary specialty and ancillary care facilities throughout Florida that provide traumatic injury victims with primary care evaluations, interventional pain management, and specialty consultation services. We focus on plaintiff related care are and a highly efficient provider of EMC assessments. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. From sports injuries, to sprains, strains, and fractures, our doctors are dedicated to helping patients return to active lifestyles.

•	Financial Services (Tax Resolution) Business. Platinum Tax, which we acquired on July 31, 2018, is a full-service tax resolution firm located in Los Angeles, California. Since 2011, we have been assisting all types of taxpayers resolve any and all issues with the IRS and applicable state tax agencies. We provide fee-based tax resolution services to individuals and companies that have federal and state tax liabilities by assisting clients to settle outstanding tax debts.

•	Real Estate Business. Edge View, which we acquired on July 16, 2014, is a real estate company that owns five (5) acres zoned medium density residential (MDR) with 12 lots already platted; six (6) acres zoned high-density residential (HDR) that can be platted in various configurations to meet current housing needs; and twelve (12) acres zoned in Lemhi County as Agriculture that is available for further annexation into the City of Salmon for development, as well as a common area for landowners to view wildlife, provide access to the Salmon River and fishing in a two (2) acre pond. Salmon is known as Idaho’s premier whitewater destination as well as one of the easier accesses to the Frank Church Wilderness Area - the largest wilderness in the lower 48 states. Salmon’s airport has service to Boise, Idaho and serves as a hub to access whitewater rafting start points and wilderness landing strips. Management has invested years working to develop a new and exciting housing development in Salmon, Idaho and plans to enter into a joint venture agreement with a developer for this planned concept development.

Impact of Coronavirus Pandemic

In December 2019, a novel coronavirus disease, or COVID-19, was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations, and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, and we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our services.

Due to the COVID-19 pandemic, client enrollment at Platinum Tax has been at a slower pace than initially expected. In addition, during 2022, Platinum Tax experienced reduced enrollment due to governmental policy. As a result, the performance of Platinum Tax was effected and the pandemic had a material adverse impact on its market share growth plans and timelines. Additionally, in accordance with recommendations from public health officials to mitigate the spread of COVID-19, we have during periods of 2020 temporarily closed certain operations for several months. All operations are now open and functioning. Our results will be adversely impacted by any new closures and other actions taken to contain or treat the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.

Furthermore, the global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending or investing, could also impact our business and demand for our services. For instance, consumer spending and investing may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the pandemic.

Our efforts to help mitigate the negative impact of the outbreak on our business may not be effective, and we may be affected by a protracted economic downturn. Furthermore, while many governmental authorities around the world have and continue to enact legislation to address the impact of COVID-19, including measures intended to mitigate some of the more severe anticipated economic effects of the virus, we may not benefit from such legislation, or such legislation may prove to be ineffective in addressing COVID-19’s impact on our and our customer’s businesses and operations. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of COVID-19’s global economic impact and any recession that has occurred or may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider that may present significant risks to our operations.

The extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this prospectus. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. See also “Risk Factors” for more information.

Segments

During the years ended December 31, 2022 and 2021, we had four reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

(1)	Affordable Housing (AHI), which was sold on October 31, 2022

(2)	Financial Services (Platinum Tax)

(3)	Healthcare (Nova)

(4)	Real Estate (Edge View)

These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. Other revenue consists of nonrecurring items.

The affordable housing segment leases and sells mobile homes as an option for a homeowner wishing to avoid large down payments, expensive maintenance costs, large monthly mortgage payments and high property taxes and insurance which is a common trait of brick-and-mortar homes. Additionally, if bad credit is an issue preventing potential home owners from purchasing a traditional house, we will provide a “lease to own” option so people secure their family home.

The financial services segment provides tax resolution services to individuals and companies that have federal and state tax liabilities. It collects fees based on efforts to negotiate and assist in the settlement of outstanding tax debts.

The healthcare segment provides a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves.

The real estate segment consists of Edge View, which owns 30 acres of land, including 23.5 acres zoned MDR (medium density residential) with 12 lots already platted and sold and 48 lots zoned HDR (high density residential), 4 acres of dedicated river front property zoned for recreation on the Salmon River, Idaho’s premier whitewater river, and 2.5 acres zoned for commercial use. All land is in the city limits of Salmon and adjacent to the Frank church Wilderness Park (the largest wilderness park in the lower 48 states).

Management uses numerous tools and methods to evaluate and measure of its subsidiaries success. To help succeed, management retains the prior owners of the subsidiaries and allow them to do what they do best is run the business. Additionally, management monitors key metrics primarily revenues and net income from operations.

Discontinued Operations

Red Rock

On May 1, 2018, we entered into a stock for stock purchase agreement with the sellers of Red Rock Travel, LLC, or Red Rock, and a related management agreement to manage Red Rock. The terms and conditions of those agreements were subsequently violated causing the transaction to be reversed and dissolved on May 31, 2019. Red Rock reverted to its previous ownership, we canceled the shares of series K preferred stock related to the aborted acquisition and we filed notice with the State of Florida of the dissolution.

On April 26, 2021, we filed a lawsuit against investors in Red Rock seeking a judgement declaring that convertible secured notes issued to them by Red Rock purportedly convertible into our common stock to be null and void, and defendants subsequently filed a counterclaim. On July 29, 2022, the parties entered into a mediated settlement agreement whereby defendants agreed to dismiss all claims against our company related to the notes and accrued interest in the amount of $510,418 and further agreed to cancel and return common stock and warrants issued to claimants in a related 2020 settlement. We agreed to issue defendants 592,000,000 shares of common stock. As a result of the settlement agreement, the convertible notes and accrued interest were written-off in the third quarter of 2022 resulting in a gain of $510,417, which is recorded in discontinued operations. As of December 31, 2022, in a separate settlement an additional 66,666,666 shares were added to the settlement for a total of 658,666,666 shares issued and recorded in common stock for $658,666, additional paid in capital for $(409,775). The settlement also required the previous owners to relinquish 35,000,000 shares of common stock.

Prior to the settlement, we continued to carry Red Rock liabilities on our balance sheet including accounts payables and accrued expenses of $1,872,086, convertible notes payable of $240,000, accrued interest of $214,318 and a derivative liability of $378,877 as of September 30, 2021. The party responsible for the convertible notes and related accrued interest is in dispute and is currently in litigation. The derivative liability is a function of the convertible notes and accrued interest and the accounts payable and accrued expenses of $1,872,086 is deemed to be the responsibility of the current owners of Red Rock and was written-off by us in the third quarter of 2021 resulting in a gain of $328,718, which is recorded in discontinued operations.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table sets forth key components of our results of operations during the years ended December 31, 2022 and 2021, both in dollars and as a percentage of our revenue.

	December 31, 2022		December 31, 2021 (Restated)
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Financial services	$1,305,077	10.88%	$4,313,167	43.66%
Healthcare	10,693,196	89.12%	5,413,890	54.80%
Real estate	–	–	152,000	1.54%
Total revenue	11,998,273	100.00%	9,879,057	100.00%
Cost of sales
Financial services	397,347	3.31%	1,942,411	19.66%
Healthcare	4,060,034	33.84%	1,746,561	17.68%
Real estate	–	–	79,481	0.80%
Total cost of sales	4,457,381	37.15%	3,768,453	38.15%
Gross profit	7,540,892	62.85%	6,110,604	61.85%
Operating expenses
Depreciation expense	23,132	0.19%	13,886	0.14%
Goodwill impairment	2,092,048	17.44%	–	–
Selling, general and administrative	3,733,728	31.12%	4,434,594	44.89%
Total operating expenses	5,848,908	48.75%	4,448,480	45.03%
Income from operations	1,691,984	14.10%	1,662,124	16.82%
Other income (expense)
Other income	150,256	1.25%	32,629	0.33%
Gain on divestiture	–	–	788,500	7.98%
Gain on debt refinance and forgiveness	1,397,271	11.65%	–	–
Gain on change of estimate	–	–	184,243	1.86%
Penalties and fees	(2,063,916)	(17.20)%	–	–
Interest expense	(6,392,242)	(53.28)%	(1,906,844)	(19.30)%
Conversion cost penalty and reimbursement	–	–	(13,000)	(0.13)%
Amortization of debt discounts	(253,823)	(2.12)%	(1,051,264)	(10.64)%
Total other income (expense)	(7,162,454)	(59.70)%	(1,965,736)	(19.90)%
Net loss before discontinued operations	(5,470,470)	(45.59)%	(303,612)	(3.07)%
Gain from discontinued operations	40,949	0.34%	2,171,076	21.98%
Loss from disposal of discontinued operations	–	–	(1,201,171)	(12.16)%
Net income (loss)	$(5,429,521)	(45.25)%	$666,905	(6.74)%

Revenue. Our total revenue increased by $2,119.216, or 21.45%, to $11,998,273 for the year ended December 31, 2022 from $9,879,057 for the year ended December 31, 2021. Such increase was primarily due to the increase in revenue from the healthcare segment due to the acquisition of Nova in May 2021 and a slight increase in revenue from the affordable housing segment, offset by decreases in revenue from the financial services segment and real estate segment.

The financial services segment generates revenue through the provision of tax resolution services to individuals and business owners. Revenue from the financial services segment decreased by $3,008,090, or 69.74%, to $1,305,077 for the year ended December 31, 2022 from $4,313,167 for the year ended December 31, 2021. Such decrease was primarily due to the loss of leads from Optima Tax Relief which affected the significant revenue reduction in the tax resolution business.

The healthcare segment generates revenue through a full range of diagnostic and surgical services. Revenue from the healthcare services segment increased by $5,279,306, or 97.51%, to $10,693,196 for the year ended December 31, 2022 from $5,413,890 for the period of May 31, 2021 (date of acquisition) to December 31, 2021.

The real estate segment generates revenue through the sale of parcels of land. Revenue from the real estate segment decreased by $152,000, or 100%, to $0 for the year ended December 31, 2022 from $152,000 for the year ended December 31, 2021. Such decrease was primarily due to the sale of three parcels of land in 2021.

Cost of sales. Our total cost of sales increased by $688,928, or 18.28%, to $4,457,381 for the year ended December 31, 2022 from $3,768,453 for the year ended December 31, 2021. Such increase was primarily due an increase from the healthcare segment due to the acquisition of Nova in May 2021, offset by decreases from the other segments. As a percentage of revenue, our total cost of sales was 37.15% and 38.15% for the years ended December 31, 2022 and 2021, respectively.

Cost of sales for the financial services segment consists of advertising, contract labor and merchant fees. Cost of sales for the financial services segment decreased by $1,545,064, or 79.54%, to $397,347 for the year ended December 31, 2022 from $1,942,411 for the year ended December 31, 2021. Such decrease was generally in line with the decrease in revenue from this segment.

Cost of sales for the healthcare segment consists of surgical center fees, physician and professional fees, salaries and wages and medical supplies. Cost of sales from the healthcare services segment increased by $2,313,473, or 132.46%, for the year ended December 31, 2022 from $1,746,561 for the period from May 31, 2021 (date of acquisition) to December 31, 2021.

Cost of sales for the real estate segment was $0 for the year ended December 31, 2022, as compared to $79,481 the year ended December 31, 2021, which consisted of costs related to the sale of the three parcels of land by Edge View.

Gross profit. As a result of the foregoing, our total gross profit increased by $1,430,288, or 23.41%, to $7,540,892 for the year ended December 31, 2022 from $6,110,604 for the year ended December 31, 2021. Our total gross margin (percent of revenue) increased from 61.85% for the year ended December 31, 2021 to 62.85% for the year ended December 31, 2022.

Gross profit for the financial services segment decreased by $1,463,026, or 61.71%, to $907,730 for the year ended December 31, 2022 from $2,370,756 for the year ended December 31, 2021. Gross margin (percent of revenue) for the financial services segment increased from 54.97% for the year ended December 31, 2021 to 69.55% for the year ended December 31, 2022.

Gross profit for the healthcare services segment was $6,633,162 for the year ended December 31, 2022, as compared to $3,667,329 for the period from May 31, 2021 (date of acquisition) to December 31, 2021. Gross margin (percent of revenue) for the healthcare segment was 62.03% and 67.74% for the year ended December 31, 2022 and for the period from May 31, 2021 (date of acquisition) to December 31, 2021, respectively.

Gross profit for the real estate segment was $72,519 for the year ended December 31, 2021 and gross margin (percent of revenue) was 47.71%.

Depreciation expense. Our depreciation expense was $23,132, or 0.19% of revenue, for the year ended December 31, 2022, as compared to $13,886, or 0.14% of revenue, for the year ended December 31, 2021.

Goodwill impairment. We performed the goodwill impairment test of the underlying assets, expected cash flows, decreased asset value and other factors. As a result, we recognized a goodwill impairment in the amount of $2,092,048 and $0 for the years ended December 31, 2022 and 2021, respectively.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries and bonuses plus related payroll taxes, advertising expenses, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses decreased by $700,866, or 15.80%, to $3,733,728 for the year ended December 31, 2022 from $4,434,594 for the year ended December 31, 2021. As a percentage of revenue, our selling, general and administrative expenses were 31.12% and 44.89% for the years ended December 31, 2022 and 2021, respectively. Such decrease was primarily due to the decline in our financial services business.

Total other income (expense). We had $7,162,454 in total other expense, net, for the year ended December 31, 2022, as compared to other expense, net, of $1,965,736 for the year ended December 31, 2021. Other expense, net, for the year ended December 31, 2022 consisted of interest expense of $6,392,242, financing penalties and fees of $2,063,916, and amortization of debt discounts of $253,823, offset by a gain on forgiveness of debt of $1,397,271 and other income of $150,256. Other expense, net, for the year ended December 31, 2021 consisted of interest expense of $1,906,844, amortization of debt discounts of $1,051,264 and a conversion cost penalty and reimbursement of $13,000, offset by a gain on divestiture of $788,500 related to Key Tax, a gain on change of estimate of $170,964 related to a change in income tax provision and other income of $32,629, which consisted primarily of a gain from conversion of debt to preferred stock.

Discontinued operations.  For the year ended December 31, 2022, we recorded a gain from discontinued operations of $40,949 and a loss from disposal of discontinued operations of $0. For the year ended December 31, 2021, we recorded a gain from discontinued operations of $2,171,076 and a loss from disposal of discontinued operations of $1,201,171.

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss was $5,429,521 for the year ended December 31, 2022, as compared to net income of $666,293 for the year ended December 31, 2021, an decrease of $6,095,814, or 914.9%.

Liquidity and Capital Resources

As of December 31, 2022, we had $226,802 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

We believe, based on our operating plan, that current working capital and current and expected additional financing should be sufficient to fund operations and satisfy our obligations as they come due for at least one year from the financial statement issuance date. However, additional funds from new financing and/or future equity raises are required for continued operations and to execute our business plan and our strategy of acquiring additional businesses. The funds required to sustain operations ranges between $600,000 to $1 million and additional funds execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan on the low end (assuming target company sellers accept a significant portion of the purchase price in the form of seller notes or our equity or equity in one of our subsidiaries) ranges between $5 million to $7 million. If, and to the extent, that sellers are unwilling to accept a significant portion of the purchase price in seller notes and equity, then the cash required to execute our business plan could be as much as $10 million.

We intend to raise capital for additional acquisitions primarily through equity and debt financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. There is no guarantee that we will be able to acquire additional businesses under the terms outlined above.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this prospectus.

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(1,100,327)	$(850,141)
Net cash from discontinued operations	(42,633)	(201,208)
Net cash used in investing activities	–	(2,323,642)
Net cash provided by financing activities	788,794	3,676,648
Net change in cash	(354,166)	301,657
Cash and cash equivalents at beginning of year	580,968	279,311
Cash and cash equivalents at end of year	$226,802	$580,968

Our net cash used in operating activities from continuing operations was $1,100,327 for the year ended December 31, 2022, as compared to $850,141 for the year ended December 31, 2021. For the year ended December 31, 2022, our net loss of $5,429,521, a gain on refinance of debt of $1,397,271, offset by a loss on finance penalties and fees of $2,063,916, impairment of goodwill of $2,092,048 and an increase in accrued officers’ compensation of $873,506, were the primary drivers for the cash used in operations. For the year ended December 31, 2021, our net income of $666,293 an decrease in accounts receivable of $2,157,880 and a gain on forgiveness of debt of $739,450, offset by amortization of loan discount of $1,051,264 and an increase in accrued officers’ compensation of $764,835, were the primary drivers for the cash used in operations.

We had no investing activities for the year ended December 31, 2022. For the year ended December 31, 2021, our net cash used in investing activities was $2,323,642, which consisted of cash used for the acquisition of Nova of $2,320,235 and purchases of furniture and equipment of $3,407.

Our net cash provided by financing activities was $788,794 for the year ended December 31, 2022, as compared to $3,676,648 for the year ended December 31, 2021. Net cash provided by operating activities for the year ended December 31, 2022 consisted of proceeds from convertible notes payable of $879,083, proceeds from share issuance of $25,000, dividend payout of $102,740, repayment of convertible notes payable of $5,908, repayments of related party notes payable of $3,068, and repayments to directors and officers of $3,573. Net cash provided by financing activities for the year ended December 31, 2021 consisted of proceeds from the issuance of series N preferred stock of $3,000,000, proceeds from paycheck protection program and small business administration loans of $547,050, and proceeds from convertible notes payable of $444,500, offset by preferred stock dividends of $203,880, repayment of line of credit of $51,927, repayment of convertible notes payable of $30,777 and payment of notes payable of $28,318.

Convertible Notes

As of December 31, 2022, we had convertible debt outstanding net of amortized debt discount of $3,515,752. During the year ending December 31, 2022, we received proceeds of $1,490,706 from convertible notes and repaid $5,908.

The following is a schedule of convertible notes payable outstanding as of December 31, 2022:

Note #	Issuance Date	Maturity Date	Principal Balance	Accrued Interest	Unamortized Debt Discount
7-1	10/28/2016	10/28/2017	$10,000	$2,263	$–
9	09/12/2016	09/12/2017	50,080	14,157	–
10	01/24/2017	01/24/2018	55,000	69,876	–
29-2	11/08/2019	11/08/2021	36,604	20,160	–
31	08/28/2019	08/28/2021	–	8,385	–
37-1	09/03/2020	06/30/2021	113,666	28,756	–
37-2	11/02/2020	08/31/2021	113,167	27,510	–
37-3	12/29/2020	09/30/2021	113,167	26,474	–
38	02/09/2021	02/09/2022	96,000	27,939	–
39	04/26/2021	04/26/2022	168,866	39,684	–
40-1	09/22/2022	09/22/2023	2,600,000	71,233	–
40-2	11/04/2022	11/04/2023	68,666	1,072	14,486
40-3	11/28/2022	11/28/2023	68,667	620	15,615
40-4	12/21/2022	12/21/2023	68,667	187	16,697
			$3,562,550	$338,316	$46,798

Note 7-1. On October 28, 2016, we issued a convertible promissory note in the principal amount of $50,000, which matured on October 28, 2017. Note 7-1 is currently in default and accrues at a default interest rate of 20% per annum.

Note 9. On September 12, 2016, we issued a convertible promissory note in the principal of $80,000 for services rendered, which matured on September 12, 2017. Note 9 is currently in default and accrues at a default interest rate of 20% per annum.

Note 10. On January 24, 2017, we issued a convertible promissory note in the principal of $80,000 for services rendered, which matured on January 24, 2018. Note 10 is currently in default and accrues at a default interest rate of 20% per annum.

Note 26. On August 10, 2017, we issued a convertible promissory note in the principal amount of $20,000, which matured on January 27, 2018. Note 26 is currently in default and accrues interest at a default interest rate of 15% per annum.

Note 29-1 and 29-2. On May 10, 2019, we issued a convertible promissory note in the principal amount of $150,000. On November 8, 2019, this note (Note 29) was purchased by and assigned to an unrelated party. The amount assigned was the existing principal amount of $150,000 and accrued interest of $5,918, which was issued as Note 29-1, plus a new convertible promissory note in the principal amount of $62,367, which was issued as Note 29-2. Notes 29-1 and 29-2 are currently in default and accrue interest at a default interest rate of 24% per annum.

Note 31. On August 28, 2019, we issued a convertible promissory note in the principal amount of $120,000, which matured on August 28, 2020. The note is currently in default and accrue interest at a default interest rate of 24% per annum.

Notes 37-1, 37-2 and 37-3. On September 3, 2020, we issued a convertible promissory note in the principal amount $200,000, with original issue discount of $50,000, which could be drawn in several tranches. On September 3, 2020, we executed the first tranche in the principal amount of $67,000, less original issue discount of $17,000, which matured on June 30, 2021 (Note 37-1). On November 2, 2020, we executed the second tranche in the principal amount of $66,500, less original issue discount of $16,500, which matured on August 31, 2021 (Note 37-2). On December 29, 2020, we executed the third tranche in the principal amount of $66,500, less original issue discount of $16,500, which matured on September 30, 2021 (Note 37-3). Notes 37-1, 37-2 and 27-3 are currently in default and accrue interest at a default interest rate of 18% per annum.

Note 38. On February 9, 2021, we issued a convertible promissory note in the principal amount $103,500, which matured on February 9, 2022. Note 38 is currently in default and accrues interest at a default interest rate of 22% per annum.

Note 39. On April 26, 2021, we issued a convertible promissory note in the principal amount $153,500, which matured on May 10, 2022. Note 19 is currently in default and accrues interest at a default interest rate of 22% per annum.

Note 40-1, 40-2, 40-3 and 40-4. On September 22, 2022, we issued a convertible promissory note in the principal amount of $2,600,000 in exchange for total of $4,791,099 of defaulted promissory notes balances (Note 40-1). On November 4, 2022, we executed a second tranche under this note principal amount of $68,667, less original issue discount and fee of $18,667 (Note 40-2). On November 28, 2022, we executed the third tranche under this note in the principal amount of $68,667, less original issue discount and fee of $18,667 (Note 40-3). On November 28, 2022, we executed a fourth tranche under this note in the principal amount of $68,667, less original issue discount and fee of $18,667 (Note 40-4). Notes 40-1, 40-2, 40-3 and 40-4 mature on the first anniversary of issuance and accrued interest at a rate of 10% per annum.

Small Business Administration Loans

On June 2, 2020, we obtained a loan from the Small Business Administration of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at December 31, 2022 was $144,609 and $5,723, respectively.

Debenture

On March 12, 2009, we entered into a preferred debenture agreement for $20,000. The debenture bears interest at 12% per year and matured on September 12, 2009. As of December 31, 2022, the balance of the debenture was $10,989 and it had interest of $6,229.

Related Party Loans

From time to time, the previous owner and current manager of Platinum Tax loaned funds to Platinum Tax to cover short term operating needs. The amount owed as of December 31, 2022 was $37,025.

As of December 31, 2022, the amounts due from the previous owners of Edge View is $4,979.

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described above and the operating leases described under Item 2 “Properties”.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The following discussion relates to critical accounting policies for our consolidated company. The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition. On January 1, 2018, we adopted Accounting Standards Codification, or ASC, 606, Revenue from contracts with customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.

We apply the following five-step model to determine revenue recognition:

•	Identification of a contract with a customer

•	Identification of the performance obligations in the contact

•	Determination of the transaction price

•	Allocation of the transaction price to the separate performance allocation

•	Recognition of revenue when performance obligations are satisfied

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess services promised within each contract and determine those that are performance obligations and assesses whether each promised service is distinct.

Our financial services segment reports revenues as services are performed and our healthcare segment reports revenues at the time control of the services transfer to the customer and from providing licensed and/or certified orthopedic procedures. Nova does not have contract liabilities or deferred revenue as there are no amounts prepaid for services.

Healthcare Income

Established billing rates are not the same as actual amounts recovered for Nova.  They generally do not reflect what Nova is ultimately paid and therefore are not reported in our consolidated financial statements.  We are typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology, or CPT, guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code. This fee is discounted to reflect the percentage paid to us “using a modifier” recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee.  The net revenue is recorded at the time the services are rendered.

Contract Fees (Non-PIP)

We have contract fees for amounts earned from our non- personal injury protection, or PIP, related procedures, typically car accidents, and are collected on a contingency basis. These cases are sold to a factor, who bears the risk of economic benefit or loss. After selling patient cases to the factor, any additional funds collected by us are remitted to the factor.

Service Fees – Net (PIP)

We generate services fees from performing various procedures on the date the services are performed. These services primarily include slip and falls as well as smaller nominal non-PIP services. Fees are collected primarily from third party insurance providers. These revenues are based on established insurance billing rates less allowances for contractual adjustments and uncollectible amounts. These contractual adjustments vary by insurance company and self-pay patients. We compute these contractual adjustments and collection allowances based on our historical collection experience.

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

Historical collection rates are estimated using the most current prior 12-month historical payment and collection percentages. The Company generally receives all of its collections within 12 months from the date of service. Historically the Company receives 49.9% of collections billed and these net collection receipts represent revenue. The Company recognizes the remaining 51.1% of uncollectible portions as finance charges as other expenses on the Consolidated Statement of Operations. The Company accounts for chargebacks as they occur and records an estimate for expected chargebacks as they are received from insurance companies.

For the years ended December 31, 2022 and 2021, we recorded $0 bad debt expense. Additionally, we have not recorded any estimate for expected chargebacks.

Our contracts for both our contract and service fees each contain a single performance obligation (providing orthopedic services), as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct, as a result, the entire transaction price is allocated to this single performance obligation. Accordingly, we recognize revenues (net) when the patient receives orthopedic care services. Our patient service contracts generally have performance obligations which are satisfied at a point in time. The performance obligation is for onsite or off-site care provided. Patient service contracts are generally fixed-price, and the transaction price is in the contract. Revenue is recognized when obligations under the terms of the contract with our patients are satisfied; generally, at the time of patient care.

Financial Services Income

We generate revenue from providing tax resolution services to individuals and business owners that have federal and state tax liabilities by assisting clients to settle outstanding tax debts. Additionally, services include back taxes, offer in compromise, audit representation, amending tax returns, tax preparation, wage garnishment relief, removal of bank levies and liens, and other financial challenges. We recognize revenues for these services as services are performed.

Rental Income

Our rent revenue is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section ASC 842, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in our consolidated balance sheets. There are no contingent rentals included in income. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Property and Equipment. Property and equipment are carried at cost. Expenditures for renewals and betterments that extend the useful lives of property, equipment or leasehold improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method for financial reporting purposes based on the following estimated useful lives:

Classification	Useful Life
Equipment, furniture, and fixtures	5 - 7 years
Medical equipment	10 years
Leasehold improvements	10 years or lease term, if shorter

Goodwill and Other Intangible Assets. Goodwill and indefinite-lived brands are not amortized but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. During the years ended December 31, 2022 and 2021, the Company recognized goodwill impairment in the amount of $2,092,048 and $0, respectively. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

Valuation of Long-Lived Assets. In accordance with the provisions of ASC Topic 360-10-5, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as plant and equipment and construction in progress held and used by our company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Distinguishing Liabilities from Equity. The Company accounts for its series N senior convertible preferred stock subject to possible redemption in accordance with ASC 480, “Distinguishing Liabilities from Equity”. Conditionally redeemable preferred shares are classified as temporary mezzanine equity within the Company’s consolidated balance sheet.

Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Stock-Based Compensation. We account for our stock-based compensation in which we obtain employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB ASC, pursuant to which all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. The expense resulting from share-based payments is recorded in general and administrative expense in our consolidated statements of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2022, our internal control over financial reporting was not effective due to the following material weaknesses.

•	We have not developed and effectively communicated to our employees our accounting policies and procedure, which has resulted in inconsistent practices.

•	We lack formal documentation over internal control procedures and environment.

•	We lack proper segregation of duties and multiple level of reviews.

•	We lack expertise in accounting of derivative liabilities

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

•	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

•	We plan to implement proper documentation procedures for key functional areas, control objectives and our workflows.

•	We plan to reinforce effective compensating controls can improve the design of the current process with limited human resources.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position
Daniel Thompson	74	Chairman of the Board Directors
Alex Cunningham	67	Chief Executive Officer, President and Director

Daniel Thompson. Mr. Thompson has been Chairman of our board of directors since May 2014. Prior to serving as Chairman, Mr. Thompson served Chief Executive Officer from February 2005 to May 2014 and also served as a consultant from January 2001 to February 2005. Prior to joining us, Mr. Thompson was founder, president and chief executive officer of Creative Entertainment Services, a full-service entertainment company specializing in Feature Film, Television, Closed Captioning and Game Show fulfilment, from 1982 to December 2001. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha. We believe Mr. Thompson is well suited to serve as a director because of his previous business management and merger and acquisition experience.

Alex Cunningham. Mr. Cunningham has been our Chief Executive Officer and President since June 2015 and has served on our board of directors since June of 2015. Prior to joining us in 2015, Mr. Cunningham founded Francnsult, Inc., a business development company representing franchise operations, where he was in charge of identifying prospects for franchising, mergers and acquisitions, and was the managing partner at AH Cunningham & Associates, LLC, a firm which provided financial and operational consulting services to owners of small and medium-sized businesses, EB-5 immigrant investors, passive investment, franchise owners, and franchisors. Prior to his employment at Francnsult, Inc. and AH Cunningham & Associates, Mr. Cunningham was the president and chief executive officer of Profit Management Consulting, a management consulting company that assisted in the management of private and closely held middle-market companies, from 1996 to 2005. From 1991 to 1996, Mr. Cunningham was a partner at London Capital Corporation, a company which provides merger and acquisition services to small and medium-sized businesses. Mr. Cunningham received a BBA-Finance and Administration at the University of Kentucky and an MBA from Rollins College. We believe Cunningham is well suited to serve as a director because of his previous business management, financial, and merger and acquisition experience.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Governance Structure

We chose to appoint a separate Chairman of the Board who is not our Chief Executive Officer. Our board of directors has made this decision based on their belief that a separate Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work will be delegated to committees, which will meet regularly and report back to the full board. We plan to establish a standing audit committee, compensation committee and nominating and corporate governance committee of our board of directors. We anticipate that the audit committee will oversee risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee will evaluate the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee will evaluate risk associated with management decisions and strategic direction.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2022.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Alex Cunningham,	2022	360,000	200,000	560,000
Chief Executive Officer	2021	360,000	200,000	560,000
Daniel Thompson,	2022	360,000	200,000	560,000
Chairman of the Board	2021	360,000	200,000	560,000
Steven Healy,	2022	156,000	–	156,000
Former Chief Financial Officer	2021	156,000	–	156,000

Employment Agreements

Effective July 15, 2020, we entered into an employment agreement with Alex Cunningham, pursuant to which Mr. Cunningham agreed to serve as President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Cunningham will earn $360,000 per year as his base salary. Mr. Cunningham is eligible for an annual bonus with respect to each fiscal year ending during his employment. Mr. Cunningham is also eligible to receive compensation in shares of preferred stock in the event that we are unable to pay his base salary in dollars. The term of employment agreement is from July 15, 2020 to December 31, 2025 with automatic extensions for additional successive one (1) year renewals terms unless terminated by notice of at least three (3) months from us or Mr. Cunningham of the termination. The employment agreement may be terminated immediately for cause (as such term is defined in the employment agreement), which would cause no severance payment obligations to Mr. Cunningham. In the event of termination without cause or for good reason, we must provide Mr. Cunningham with thirty (30) days prior written notice and would be required to pay all accrued payments, base salary and $200,000, Mr. Cunningham’s maximum target bonus amount for the twelve months after the termination. In the event of termination of employment without cause or for good reason following a change-in-control of our company, Mr. Cunningham would be entitled to all accrued payments, a lump sum separation allowance equal to two times the sum of his then base salary and then target bonus, any annual incentive bonuses, payment of benefits until the earlier of twenty-four months after termination or receipt of comparable benefits from subsequent employment and all then-outstanding equity awards under any equity plan will vest in full. The employment agreement also provides that Mr. Cunningham may not compete against us for a period of twelve (12) months after termination of his employment for any reason or solicit employees or customers from us for a period of twenty-four (24) months after termination of his employment for any reason.

Effective July 15, 2020, we entered into an employment agreement with Daniel Thompson, pursuant to which Mr. Thompson agreed to serve as Chairman of the Board. Pursuant to the employment agreement, Mr. Thompson will earn $360,000 per year as his base salary. Mr. Thompson is eligible for an annual bonus with respect to each fiscal year ending during his directorship. Mr. Thompson is also eligible to receive compensation in shares of preferred stock in the event that we are unable to pay his base salary in dollars. The term of agreement is from July 15, 2020 to December 31, 2025 with automatic extensions for additional successive one (1) year renewals terms unless terminated by notice of at least three (3) months from us or Mr. Thompson of the termination. The employment agreement may be terminated immediately for cause (as such term is defined in the employment agreement), which would cause no severance payment obligations to Mr. Thompson. In the event of termination without cause or for good reason, we must provide Mr. Thompson with thirty (30) days prior written notice and would be required to pay all accrued payments, base salary and $200,000, Mr. Thompson’s maximum target bonus amount for the twelve months after the termination. In the event of termination of employment without cause or for good reason following a change-in-control of our company, Mr. Thompson would be entitled to all accrued payments, a lump sum separation allowance equal to two times the sum of his then base salary and then target bonus, any annual incentive bonuses, payment of benefits until the earlier of twenty-four months after termination or receipt of comparable benefits from subsequent employment and all then-outstanding equity awards under any equity plan will vest in full. The employment agreement also provides that Mr. Thompson may not compete against us for a period of twelve (12) months after termination of his employment for any reason or solicit employees or customers from us for a period of twenty-four (24) months after termination of his employment for any reason.

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2022.

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or 401(k) plan.

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Messrs. Cunningham and Thompson are entitled severance if their employment is terminated without cause.

Director Compensation

Except for our Chairman, no member of our board of directors received any compensation for services as a director during the fiscal year ended December 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2023 by (i) each of our executive officers and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 3200 Bel Air Drive, Las Vegas, NV 89109.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Daniel Thompson, Chairman of the Board(3)	Common Stock	3,202,228,327	80.72%
Alex Cunningham, Chief Executive Officer and Director(4)	Common Stock	37,591,628	4.68%
Rollan Roberts II, Chief Operating Officer(5)	Common Stock	122,000	*
All executive officers and directors (3 persons)	Common Stock	3,239,941,955	85.42%

___________________

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our common stock.
(2)	A total of 789,796,735 shares of common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of the Record Date. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.
(3)	Includes 25,004,127 shares of common stock, 3,167,023,252 shares of common stock issuable upon the conversion of 1 share of series A preferred stock, 26,124 shares of common stock issuable upon the conversion of 13,062 shares of series B preferred stock, 100,000 shares of common stock issuable upon the conversion of 1 share of series C preferred stock and 10,074,824 shares of common stock issuable upon the conversion of 5,037,412 shares of series I preferred stock.
(4)	Includes 25,004,128 shares of common stock, 12,500 shares of common stock issuable upon the conversion of 6,250 shares of series B preferred stock, 100,000 shares of common stock issuable upon the conversion of 1 share of series C preferred stock and 12,475,000 shares of common stock issuable upon the conversion of 6,237,500 shares of series I preferred stock.
(5)	Represents 122,000 shares of common stock issuable upon the conversion of 61,000 shares of series B preferred stock.

We do not currently have any arrangements which if consummated may result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2021 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

We have obtained short-term advances from Daniel Thompson, the Chairman of the Board, that are non-interest bearing and due on demand. As of December 31, 2022 and 2021, we owed the Chairman $123,192 and $126,765, respectively.

Director Independence

We do not have any independent directors within the meaning of the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2022 and 2021. Fees for the year ended December 31, 2022 includes fees paid to Grassi & Co., CPAs, P.C. and fees for the year ended December 31, 2021 includes $205,500 paid to Grassi & Co., CPAs, P.C., $31,255 paid to Rosenberg Rich Baker Berman PA and $37,806 paid to Daszkal Bolton LLP.

	Year Ended December 31,
	2022	2021
Audit Fees	$155,805	$274,561
Audit-Related Fees	–	–
Tax Fees	–	6,750
All Other Fees	–	–
TOTAL	$155,805	$281,311

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Grassi & Co., CPAs, P.C. for our financial statements as of and for the year ended December 31, 2022.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 606)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Deficiency for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1*	Articles of Incorporation Cardiff Lexington Corporation, as amended
3.2*	Amended and Restated Bylaws of Cardiff Lexington Corporation
3.3*	Certificate of Designation of Series N Senior Convertible Preferred Stock
4.1*	Description of Securities of Cardiff Lexington Corporation
4.2*	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to SILAC Insurance Company on May 21, 2021
10.1	Management Agreement, dated June 4, 2021, among by Cardiff Lexington Corporation, Nova Ortho and Spine, PLLC and Dr. Marc D Brodsky, Michael Wycoki, Jr., PA and Dr. Kevin Fitzgerald (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 7, 2021)
10.2*	Securities Exchange and Purchase Agreement, dated September 22, 2022, among Cardiff Lexington Corporation, We Three, LLC, d/b/a Affordable Housing Initiative, Edge View Properties, Inc., Platinum Tax Defenders, Nova Ortho and Spine, PLLC and Leonite Capital LLC
10.3*	Consolidated Senior Secured Convertible Promissory Note issued by Cardiff Lexington Corporation to Leonite Capital LLC on September 22, 2022, as amended
10.4*	Pledge and Security Agreement, dated September 22, 2022, among Cardiff Lexington Corporation, We Three, LLC, d/b/a Affordable Housing Initiative, Edge View Properties, Inc., Platinum Tax Defenders, Nova Ortho and Spine, PLLC and Leonite Fund I, LP
10.5*	Securities Purchase Agreement, dated June 1, 2021, between Cardiff Lexington Corporation and SILAC Insurance Company
10.6*	Guaranty, dated June 1, 2021, by Nova Ortho and Spine, PLLC in favor of SILAC Insurance Company
10.7*	Security Agreement, dated June 1, 2021, between Nova Ortho and Spine, PLLC and SILAC Insurance Company
10.8*	Security and Stock Pledge Agreement, dated June 1, 2021, between Cardiff Lexington Corporation and SILAC Insurance Company
10.9*	Securities Purchase Agreement, dated September 3, 2020, between Cardiff Lexington Corporation and GHS Investments, LLC
10.10*	Senior Secured Convertible Promissory Note issued by Cardiff Lexington Corporation to GHS Investments, LLC on September 3, 2020
10.11*	Security and Pledge Agreement, dated September 3, 2020, between Cardiff Lexington Corporation and GHS Investments, LLC
10.12*	Convertible Promissory Note issued by Cardiff Lexington Corporation to Power Up Lending Group Ltd. on April 26, 2021
10.13*	Convertible Promissory Note issued by Cardiff Lexington Corporation to Power Up Lending Group Ltd. on February 9, 2021
10.14*	Convertible Promissory Note issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on January 24, 2017
10.15*	Convertible Promissory Note issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on September 12, 2016
10.16†	Employment Agreement, dated July 15, 2020, between the Cardiff Lexington Corporation and Alex Cunningham (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 31, 2021)
10.17†	Employment Agreement, dated July 15, 2020, between Cardiff Lexington Corporation and Daniel Thompson (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on March 31, 2021)
14.1*	Code of Business Ethics and Conduct
21.1*	List of Subsidiaries of the registrant
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________

*       Filed herewith

†       Executive compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cardiff Lexington Corp and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cardiff Lexington Corp and Subsidiaries (the “Company”) as of December 31, 2022 and 2021 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years in the two-year period ended December 31, 2022 and 2021 (restated), and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021 (restated), and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2022 and 2021 (restated), in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company’s consolidated financial statements as of and for the year ended December 31, 2021 have been restated to correct certain misstatements.

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

Valuation of Goodwill

Critical Audit Matter Description

At December 31, 2022, the Company had approximately $5.7 million of goodwill. Additionally, during the year ended December 31, 2022, the Company recorded an impairment of goodwill of approximately $2.1 million related to its financial services segment goodwill. As discussed in Note 1 and Note 14 to the consolidated financial statements, goodwill is tested annually for impairment at the reporting unit level, or more frequently if impairment indicators arise.

In accordance with the FASB revised guidance on “Testing of Goodwill for Impairment,” a company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company decides, as a result of its qualitative assessment, that it is more-likely-than- not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required.

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

The principal consideration for our determination that this was a critical audit matter resulted from the Company’s goodwill impairment analyses being complex and highly judgmental due to the nature of qualitive assessment and, where necessary, the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as future operating results, cash flows and the weighted average cost of capital. These significant assumptions are forward looking and could be materially affected by future market or economic conditions.

How we addressed the matter:

We obtained an understanding of the Company’s goodwill impairment evaluation process, including controls over management’s review of the significant assumptions described above. We considered the material weakness relating to management’s internal controls in determining the nature, timing and extent of audit tests applied in our audit.

Our audit procedures to test the Company’s goodwill impairment analyses included evaluating the reasonableness of management’s qualitative assessments and in certain instances the estimated fair value of the Company’s reporting units. In evaluating estimated fair value of a reporting unit, we evaluated management’s significant assumptions used within the fair value method, and tested the completeness and accuracy of the underlying data. We compared certain significant assumptions to existing market conditions and information and, where relevant, to the plans of the Company, including management’s expectations with regard to the Company’s business model, customer base and other relevant factors. We also considered the historical accuracy of management’s projected cash flows. Finally, we assessed the adequacy of the disclosures in the consolidated financial statements.

/s/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York

June 6, 2023

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021 (Restated)

	December 31,
	2022	2021 (Restated)
ASSETS
Current assets
Cash	$226,802	$580,968
Accounts receivable-net	6,604,780	6,006,399
Prepaid and other current assets	5,000	5,000
Total current assets	6,836,582	6,592,367

Property and equipment, net	55,439	78,570
Land	540,000	540,000
Goodwill	5,666,608	7,758,656
Right of use - assets	218,926	283,622
Due from related party	4,979	4,942
Other assets	30,823	38,882
Total assets	$13,353,357	$15,297,039

LIABILITIES, MEZZANINE EQUITY AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$2,038,595	$1,390,458
Accrued expenses - related parties	3,750,557	2,961,057
Accrued interest	350,267	449,455
Right of use - liability	142,307	176,285
Contingent consideration	–	3,275,000
Due to director & officer	123,192	126,765
Notes payable	15,809	458,177
Notes payable - related party	37,024	–
Convertible notes payable, net of debt discounts of $46,797 and $0, respectively	3,515,752	2,077,753
Net liabilities of discontinued operations	–	259,706
Total current liabilities	9,973,503	11,174,656

Other liabilities
Notes payable	139,789	142,755
Operating lease liability – long term	84,871	122,264
Total liabilities	10,198,163	11,439,675

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 868,058 shares issued and outstanding at December 31, 2022 and 2021	3,125,002	3,125,002
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00 par value; 375,000 and -0- shares issued and outstanding at December 31, 2022 and 2021	1,500,000	–
Total Mezzanine Equity	4,625,002	3,125,002

Stockholders' equity (deficit)
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value of $4.00, 2,131,328 and 1,945,078 shares issued and outstanding at December 31, 2022 and 2021, respectively	8,525,313	7,780,313
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value of $4.00, 122 shares issued and outstanding at December 31, 2022 and 2021, respectively	488	488
Series D Preferred Stock - 800,000 shares authorized, $0.001 par value, stated value $4.00, zero and 37,500 shares issued and outstanding at December 31, 2022 and 2021	–	150,000
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 150,750 shares issued and outstanding at December 31, 2022 and 2021, respectively	603,000	603,000
Series F Preferred Stock - 800,000 shares authorized, $0.001 par value, stated value $4.00, zero and 175,045 shares issued and outstanding at December 31, 2022 and 2021, respectively	–	700,180
Series F-1 Preferred Stock - 800,000 shares authorized, $0.001 par value, stated value $4.00, 35,752 shares issued and outstanding at December 31, 2022 and 2021, respectively	143,008	143,008
Series H Preferred Stock - 4,859,379 shares authorized, $0.001 par value, stated value $4.00, zero and 37,500 shares issued and outstanding at December 31, 2022 and 2021, respectively	–	150,000
Series I Preferred Stock - 500,000,000 shares authorized, $0.001 par value, 14,885,000 issued and outstanding at December 31, 2022 and 2021, respectively	59,540,000	59,540,000
Series J Preferred Stock - 10,000,000 shares authorized, $0.001 par value, stated value $4, 1,713,584 and 894,834 shares issued and outstanding at December 31, 2022 and 2021	6,854,336	3,579,336
Series K Preferred Stock - 10,937,500 shares authorized, $0.001 par value, 8,200,562 shares issued and outstanding at December 31, 2022 and 2021	8,201	8,201
Series L Preferred Stock - 100,000,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at December 31, 2022 and 2021	1,277,972	1,277,972
Series R Preferred Stock - 5,000 shares authorized, $0.001 par value, stated value of $1,200, 165 shares issued and outstanding at December 31, 2022 and 2021	198,000	198,000
Common Stock; 7,500,000,000 shares authorized, $0.001 par value; 789,796,735 and 166,130,069 shares issued and outstanding at December 31, 2022 and 2021, respectively	789,696	167,421
Treasury stock; zero and 619,345 shares of Series H Preferred stock at December 31, 2022 and 2021	–	(4,967,686)
Additional paid-in capital	(8,554,368)	(3,479,127)
Accumulated deficit	(70,855,453)	(65,118,744)
Total stockholders' equity	(1,469,808)	732,362
Total liabilities, mezzanine equity and stockholders' equity	$13,353,357	$15,297,039

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021 (Restated)

	December 31,
	2022	2021 (Restated)
REVENUE
Financial services	$1,305,077	$4,313,167
Healthcare	10,693,196	5,413,890
Real estate	–	152,000
Total revenue	11,998,273	9,879,057

COST OF SALES
Financial services	397,347	1,942,411
Healthcare	4,060,034	1,746,561
Real estate	–	79,481
Total cost of sales	4,457,381	3,768,453

GROSS PROFIT	7,540,892	6,110,604

OPERATING EXPENSES
Depreciation expense	23,132	13,886
Goodwill impairment	2,092,048	–
Selling, general and administrative	3,733,728	4,434,594
Total operating expenses	5,848,908	4,448,480

INCOME (LOSS) FROM OPERATIONS	1,691,984	1,662,124

OTHER INCOME (EXPENSE)
Other income	150,256	32,629
Gain on divestiture	–	788,500
Gain on debt refinance and forgiveness	1,397,271	–
Gain on change of estimate	–	184,243
Penalties and fees	(2,063,916)	–
Interest expense	(6,392,242)	(1,906,844)
Conversion cost penalty and reimbursement	–	(13,000)
Amortization of debt discounts	(253,823)	(1,051,264)
Total other income (expenses)	(7,162,454)	(1,965,736)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(5,470,470)	(303,612)
GAIN FROM DISCONTINUED OPERATIONS	40,949	2,171,076
LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS	–	(1,201,171)
INCOME FROM DISCONTINUED OPERATIONS	40,949	969,905
NET INCOME (LOSS) FOR THE YEAR	$(5,429,521)	$666,293

BASIC LOSS PER SHARE
CONTINUED OPERATIONS	$(0.01)	$(0.01)
DISCONTINUED OPERATIONS	$0.00	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC
CONTINUED OPERATIONS	436,636,918	128,021,527
DISCONTINUED OPERATIONS	436,636,918	128,021,527

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND MEZZANINE EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021 (Restated)

	Preferred Stock Series A, I, K, K-1		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Stock Series C and R		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2020 (Restated)	203,210,563	$780,048,201	3,139,629	$12,558,517	287	$198,488	(294,101)	$(2,365,864)
Reclassify derivative liabilities to additional paid in capital	–	–	–	–	–	–	–	–
Surrender of series I preferred stock	(180,000,000)	(720,000,000)	–	–	–	–	–	–
Issuance of common stock in exchange for preferred stock	(125,000)	(500,000)	–	–	–	–	–	–
Issuance of series J preferred stock	–	–	579,768	3,579,336	–	–	–	–
Issuance of series N preferred stock	–	–	–	–	–	–	–	–
Issuance of series B preferred stock	–	–	201,799	807,196	–	–	–	–
Divestiture of subsidiary	–	–	(325,244)	(2,561,241)	–	–	(325,244)	(2,601,822)
Conversion of convertible notes payable	–	–	–	–	–	–	–	–
Reclassify warrant liabilities to additional paid in capital	–	–	–	–	–	–	–	–
Reclass of derivative liability due to change in accounting policy	–	–	–	–	–	–	–	–
Issuance of common stock for services	–	–	–	–	–	–	–	–
Distribution of dividends	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance December 31, 2021 (Restated)	23,085,563	$59,548,201	3,595,952	$14,383,808	287	$198,488	(619,345)	$(4,967,686)
Issuance of Series B preferred stock for contribution	–	–	25,000	100,000	–	–	–	–
Issuance of series B preferred stock in exchange for series D and H preferred stock	–	–	75,000	300,000	–	–	–	–
Cancellation of series D preferred stock	–	–	(37,500)	(150,000)	–	–	–	–
Cancellation of series H preferred stock	–	–	(37,500)	(150,000)	–	–	–	–
Issuance of series B preferred stock for settlement of employment	–	–	18,750	75,000	–	–	–	–
Issuance of series B preferred stock in exchange for series F	–	–	67,500	270,000	–	–	–	–
Cancellation of series F preferred stock	–	–	(175,045)	(700,180)	–	–	–	–
Issuance of series J preferred stock	–	–	818,750	3,275,000	–	–	–	–
Issuance of series X preferred stock	–	–	–	–	–	–	–	–
Issuance of common stock for settlement of RRT	–	–	–	–	–	–	–	–
Reclassification for cancelled shares	–	–	–	–	–	–	–	–
Distribution of dividend	–	–	–	–	–	–	619,345	4,967,686
Net loss	–	–	–	–	–	–	–	–
Balance, December 31, 2022	23,085,563	$59,548,201	4,350,907	$17,403,628	287	$198,488	–	$–

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (continued)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021 (Restated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit	Redeemable Convertible Preferred Stock		Total Mezzanine Equity
	Shares	Amount				Shares	Amount
Balance December 31, 2020 (Restated)	5,267,433	$5,267	$(733,733,688)	$(65,583,255)	(8,872,334)	–	$–	$–
Reclassify derivative liabilities to additional paid in capital	–	–	644,997	–	644,997	–	–	–
Surrender of series I preferred stock	–	–	720,000,000	–	–	–	–	–
Issuance of common stock in exchange for preferred stock	50,000,000	50,000	450,000	–	–	–	–	–
Issuance of series J preferred stock	–	–	–	–	3,579,336	–	–	–
Issuance of series N preferred stock	–	–	–	–	–	868,056	3,125,002	3,125,002
Issuance of series B preferred stock	–	–	–	–	807,196	–	–	–
Divestiture of subsidiary	–	–	5,163,063	–	–	–	–	–
Conversion of convertible notes payable	109,234,241	109,234	804,991	–	914,225	–	–	–
Reclassify warrant liabilities to additional paid in capital	–	–	260,443	–	260,443	–	–	–
Reclass of derivative liability due to change in accounting policy	–	–	2,903,663	–	2,903,663	–	–	–
Issuance of common stock for services	1,628,395	2,920	27,404	–	30,324	–	–	–
Distribution of dividends	–	–	–	(201,782)	(201,782)	–	–	–
Net income	–	–	–	666,293	666,293	–	–	–
Balance December 31, 2021 (Restated)	166,130,069	$167,421	$(3,479,127)	$(65,118,744)	732,362	868,056	$3,125,002	$3,125,002
Issuance of Series B preferred stock for contribution	–	–	(75,000)	–	25,000	–	–	–
Issuance of series B preferred stock in exchange for series D and H preferred stock	–	–	–	–	300,000	–	–	–
Cancellation of series D preferred stock	–	–	–	–	(150,000)	–	–	–
Cancellation of series H preferred stock	–	–	–	–	(150,000)	–	–	–
Issuance of series B preferred stock for settlement of employment	–	–	(56,250)	–	18,750	–	–	–
Issuance of series B preferred stock in exchange for series F	–	–	–	–	270,000	–	–	–
Cancellation of series F preferred stock	–	–	430,180	–	(270,000)	–	–	–
Issuance of series J preferred stock	–	–	–	–	3,275,000	–	–	–
Issuance of series X preferred stock	–	–	–	–	–	375,000	1,500,000	1,500,000
Issuance of common stock for settlement of RRT	658,666,666	622,275	(406,485)	–	215,790	–	–	–
Prior period adjustment	–	–	–	–	–	–	–	–
Reclassification for cancelled shares	–	–	(4,967,686)	–	–	–	–	–
Distribution of dividend	–	–	–	(307,188)	(307,188)	–	–	–
Net loss	–	–	–	(5,429,521)	(5,429,521)	–	–	–
Balance, December 31, 2022	789,796,735	$789,696	$(8,554,368)	$(70,855,453)	(1,469,808)	1,243,056	$4,625,002	$4,625,002

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021 (Restated)

	December 31,
	2022	2021 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(5,429,521)	$666,293
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,131	13,886
Amortization of loan discount	253,823	1,051,264
Other income	(150,256)	–
Goodwill impairment	2,092,048	–
Loss on finance penalties and fees	2,063,916	–
Gain on refinance of debt	(1,397,271)	–
Gain on forgiveness of debt	–	(739,450)
(Increase) decrease in:
Accounts receivable	(598,381)	(2,157,880)
Right of use - assets	64,696	100,715
Prepaids and other current assets	8,059	(30,282)
Land	–	63,000
Increase(decrease) in:
Accounts payable and accrued expense	750,878	188,038
Due to from related party	36,988	(42,827)
Accrued officers compensation	873,506	764,835
Accrued interest	379,428	(265,860)
Right of use - liabilities	(71,371)	(108,043)
Deferred revenue	–	(353,830)
Net cash used in operating activities	(1,100,327)	(850,141)

Net cash used in Discontinued Operations – Operating	(42,633)	(201,208)

INVESTING ACTIVITIES
Purchase of property and equipment	–	(3,407)
Acquisition of Nova Ortho and Spine PLLC, net of cash acquired	–	(2,320,235)
Net cash (used in) investing activities	–	(2,323,642)

FINANCING ACTIVITIES
Repayments to directors and officers	(3,573)	–
Proceeds from convertible notes payable	879,083	444,500
Proceeds from PPP loan and SBA loans	(3,068)	547,050
Repayment of credit line	–	(51,927)
Repayment to convertible notes payable	(5,908)	(30,777)
Payment of notes payable - 3rd party	–	(28,318)
Dividend on preferred stock	(102,740)	(203,880)
Issuance of preferred stock	25,000	3,000,000
Net cash provided by financing activities	788,794	3,676,648

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(354,166)	301,657
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	580,968	279,311
CASH AND CASH EQUIVALENTS, END OF YEAR	$226,802	$580,968

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for Interest	$–	$127,242

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$–	$885,691
Common stock issued for settlement of accrued expense	$–	$388,143
Preferred stock issued for business acquisition	$3,275,000	$3,579,336
Preferred stock issued upon conversion of notes payable and accrued interest	$–	$563,196
Preferred stock issued upon exchange of defaulted convertible notes payable	$1,500,000	$–
Derivative liability settled upon conversion	$–	$1,396,610

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Cardiff Lexington Corporation (“Cardiff”) was originally incorporated on September 3, 1986 in Colorado as Cardiff International Inc. On November 10, 2005, Cardiff merged with Legacy Card Company, LLC and changed its name to Cardiff Lexington Corporation. On August 27, 2014, Cardiff redomiciled and became a corporation under the laws of Florida. On April 13, 2021, Cardiff redomiciled and became a corporation under the laws of Nevada.

Cardiff is an acquisition holding company focused on locating undervalued and undercapitalized companies, primarily in the healthcare industry, and providing them capitalization and leadership to maximize the value and potential of their private enterprises while also providing diversification and risk mitigation for stockholders. All of Cardiff’s operations are conducted through, and its income derived from, its various subsidiaries, which includes:

•	We Three, LLC dba Affordable Housing Initiative (“AHI”), which was acquired on May 15, 2014 and sold on October 31, 2022;

•	Romeo’s Alpharetta, LLC dba Romeo’s NY Pizza (“Romeo’s”), which was acquired on September 30, 2014 and sold on July 1, 2020;

•	Edge View Properties, Inc. (“Edge View”), which was acquired on July 16, 2014;

•	Repicci’s Franchise Group, LLC (“Repicci’s”), which was acquired on August 10, 2016 and sold on June 1, 2020;

•	Platinum Tax Defenders (“Platinum Tax”), which was acquired on July 31, 2018;

•	JM Enterprises 1, Inc. dba Key Tax Group (“Key Tax”), which was acquired on May 8, 2019 and sold on December 31, 2021;

•	Red Rock Travel Group, LLC (“Red Rock”), which was acquired on July 31, 2018 and discontinued on May 31, 2019;

•	Nova Ortho and Spine, PLLC (“Nova”), which was acquired on May 31, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff and its wholly owned subsidiaries AHI, Edge View, Platinum Tax, Nova, Red Rock, Romeo’s, Repicci’s and Key Tax (collectively, the “Company”). Subsidiaries shown as discontinued operations include Red Rock, Romeo’s, Repicci’s, Key Tax and AHI. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported consolidated financial results. Subsidiaries discontinued are shown as discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

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

Accounts Receivable

Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible which was $0 and $21,870 as of December 31, 2022 and 2021, respectively. As of December 31, 2022, and 2021, the Company had accounts receivable of $6,604,780 and $6,006,399, respectively. Accounts receivables are primarily generated from our subsidiaries in their normal course of business.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized but are evaluated for impairment annually or when indicators of a potential impairment are present. The Company’s impairment testing of goodwill is performed separately from its impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the years ended December 31, 2022 and 2021, the Company recognized goodwill impairment in the amount of $2,092,048 and $0, respectively. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from contracts with customers (“Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.

The Company applies the following five-step model to determine revenue recognition:

•	Identification of a contract with a customer

•	Identification of the performance obligations in the contact

•	Determination of the transaction price

•	Allocation of the transaction price to the separate performance allocation

•	Recognition of revenue when performance obligations are satisfied.

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

The Company’s financial services sector reports revenues as services are performed and its healthcare sector reports revenues at the time control of the services transfer to the customer and from providing licensed and/or certified orthopedic procedures. The Company’s healthcare subsidiary does not have contract liabilities or deferred revenue as there are no amounts prepaid for services.

Healthcare Income

Established billing rates are not the same as actual amounts recovered for the Company’s healthcare subsidiary.  They generally do not reflect what the Company is ultimately paid and therefore are not reported in the consolidated financial statements.  The Company is typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units (“RVU's”) and a suggested range of charges for each procedure which is then assigned a CPT code.

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

Historical collection rates are estimated using the most current prior 12-month historical payment and collection percentages. The Company generally receives all of its collections within 12 months from the date of service. Historically the Company receives 49.9% of collections billed and these net collection receipts represent revenue. The Company recognizes the remaining 51.1% of uncollectible portions as finance charges as other expenses on the Consolidated Statement of Operations. The Company accounts for chargebacks as they occur and records an estimate for expected chargebacks as they are received from insurance companies.

For the years ended December 31, 2022 and 2021, the Company recorded $0 bad debt expense. Additionally, the Company has not recorded any estimate for expected chargebacks.

The Company’s contracts for both its contract and service fees each contain a single performance obligation (providing orthopedic services), as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct, as a result, the entire transaction price is allocated to this single performance obligation.

Accordingly, the Company recognizes revenues (net) when the patient receives orthopedic care services. The Company’s patient service contracts generally have performance obligations which are satisfied at a point in time. The performance obligation is for onsite or off-site care provided. Patient service contracts are generally fixed-price, and the transaction price is in the contract. Revenue is recognized when obligations under the terms of the contract with our patients are satisfied; generally, at the time of patient care.

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

Rental Income

The Company’s rent revenue is derived from the mobile home leases. The expired leases are considered month-to-month leases. In accordance with section ASC 842, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying consolidated balance sheets as of December 31, 2022 and 2021. There are no contingent rentals included in income in the accompanying consolidated statements of operations. With the exception of the month-to-month leases, revenue was recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations and changes in stockholders’ equity. The Company recognized advertising and marketing expense of $233,798 and $1,301,050 for the years ended December 30, 2022 and 2021, respectively.

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

Distinguishing Liabilities from Equity

The Company accounts for its Series N Preferred Shares and Series X Preferred Shares subject to possible redemption in accordance with ASC 480, “Distinguishing Liabilities from Equity”. Conditionally redeemable preferred shares are classified as temporary equity within the Company’s consolidated balance sheet.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

FASB ASU No 2018-07 prescribes equity instruments issued to parties other than employees.

Income Taxes

Income taxes are determined in accordance with ASC Topic 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the periods ended December 31, 2022 and 2021, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

Loss per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, warrants, and debts convertible into common stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of December 31, 2022, the Company has sustained recurring losses and accumulated a working capital deficit of approximately $3,136,921. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of Accounting Standards Update (“ASU”) to the FASB's Codification. The Company considers the applicability and impact of all ASU's on its financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments -- Credit Losses (Topic 326), Derivatives and hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning January 1, 2023, and early adoption is permitted. Management does not expect that the adoption of this standard will have a material effect on the Company's financial statements.

Reclassifications

Certain accounts relating to the prior year have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the net income or net assets as previously reported.

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company's 2021 financial statements on October 26, 2022, management identified certain errors and other items requiring restatement of 2021 amounts.

The Company agreed to issue 818,750 additional shares of series J Preferred Stock with an aggregate stated value equal to $3,275,000 if, as of May 31, 2022, Nova’s trailing twelve months minimum pre-tax net income exceeded $1,979,320 (the “Milestone”). The Company finalized its purchase price accounting and allocation in 2022 and recorded purchase consideration of $6,100,000 associated with the cash consideration, the fair value of the series J preferred stock and the fair value of the contingent consideration. The impact of the correction is reflected in $3,275,000 increase to goodwill and contingent consideration liability on the consolidated balance sheet.

In December 2022, the Company identified an error in its classification for its series N senior convertible preferred stock for the acquisition of NOVA as presented in its audited balance sheet as of December 31, 2021. Pursuant to ASC 250, “Accounting changes and error corrections” issued by FASB and SAB 99 “Materiality” issued by SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in $3,125,002 increase to the mezzanine equity and offsetting decrease to the Series N Preferred Stock equity line item.

The Company and We3 managers entered into a resignation, release and buyback agreement and addendum, effective October 31, 2022. The Company presented in prior periods operating loss as loss from discontinued operations in the amount of $49,300 on the consolidated statement of operations for the year ended December 31, 2021.

The Company identified that NOVA’s accounts receivable as presented in its balance sheet as of December 31, 2021, was understated due to an error in the collection utilized to estimate NOVA’s accounts receivable. The impact of this correction on the accounting estimates is reflected in $1,076,000 increase to accounts receivable as of December 31, 2021 and $1,076,000 decrease in finance charges for the year ended December 31, 2021.

The following table summarizes the impacts of the error corrections on the Company's consolidated financial statements for the year ended December 31, 2021 presented below:

i. Balance sheet

	Impact of correction of error
December 31, 2021	As previously reported	Adjustments	As restated

Total assets	$11,159,915	$4,137,124	$15,297,039

Current liabilities	7,642,214	3,272,736	10,914,950
Net, liabilities of discontinued operations	471,318	(211,612)	259,706
Non-current liabilities	265,019	–	265,019
Total liabilities	8,378,551	3,061,124	11,439,675

Mezzanine equity	–	3,125,002	3,125,002

Preferred stock	77,602,722	(3,472,224)	74,130,498
Accumulated deficit	(66,194,744)	–	(66,194,744)
Others	(8,626,614)	1,423,222	(7,203,392)
Total deficiency in shareholders' equity	$2,781,364	$(2,049,002)	$732,362

ii. Statement of operations

	Impact of correction of error - year
Year ended December 31, 2021	As previously reported	Adjustments	As restated

Revenue	$10,008,860	$(129,803)	$9,879,057
Cost of sales	(3,848,406)	79,953	(3,768,453)
Gross margin	6,160,454	(49,850)	6,110,604
Operating expense	(4,534,352)	85,872	(4,448,480)
Income from operations	$1,626,102	$36,022	$1,662,124
Other income (expense)	(3,055,015)	1,089,279	(1,965,736)
Net loss before discontinued operations	(1,428,913)	1,125,301	(303,612)
Income (loss) from discontinued operations	1,019,206	(49,301)	969,905
Net income (loss)	$(409,707)	$1,076,000	$666,293
Basic and Diluted Earnings (loss) per Share
Continued Operations	(0.01)		(0.01)
Discontinued Operations	0.01		0.01
Weighted Average Shares Outstanding - Basic Earnings (loss) per Share
Continued Operations	128,021,527		128,021,527
Discontinued Operations	128,021,527		128,021,527

3.	ACQUISITIONS

On May 31, 2021, the Company completed the acquisition of Nova pursuant to the terms of a securities purchase agreement acquiring 100% of the common shares of NOVA. The sellers received a cash payment in the amount of $2,500,000 and were issued 894,834 shares of series J preferred stock with an aggregate stated value equal to $3,579,334. In addition, the Company agreed to pay to the sellers 818,750 additional shares of series J preferred stock with an aggregate stated value equal to $3,275,000 if, as of May 31, 2022, Nova’s trailing twelve months minimum pre-tax net income exceeded $1,979,320 (the “Milestone”). The Company finalized its purchase price accounting and allocation in 2022 and recorded purchase consideration of $6,100,000 associated with the cash consideration, the fair value of the series J preferred stock and the fair value of the contingent consideration.

On August 25, 2022, the parties entered into an addendum to the securities purchase agreement in which the parties recognized that an unanticipated series of events prevented alternative financing and equity funding during the initial year that impacted the Milestone outcome, and the parties acknowledged the significant gains and accomplishments during the initial year. Based upon those accomplishments and the performance of Nova during its initial year, the Company agreed to issue the supplemental payment of 818,750 additional shares of series J preferred stock.

The following table summarizes the consideration transferred to acquire NOVA and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Nova Ortho and Spine, PLLC
Cash	$177,977
Accounts receivable	653,134
Property and equipment	92,064
Other assets	342,493
Goodwill	5,666,608
Liabilities	(852,942)
Total	$6,079,334

NOVA contributed revenue of $5,413,890 and earnings of $638,627 to the Company for the period from June 1, 2021 to December 31, 2021. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2020.

	Pro Forma Years Ended December 31,
	2021 (Unaudited)	2020 (Unaudited)
Revenue	$13,875,924	$10,877,821
Earnings	$328,646	$262,917

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of NOVA.

In 2021, the Company paid legal fees of $24,127 and a consulting fee of $296,900 of acquisition-related costs. The legal and consulting fees are included in general and administrative expenses on the Company’s consolidated statement of operation for the year ended December 31, 2021 and are reflected as an adjustment in computing pro forma earnings for the year ended December 31, 2021 in the table above.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2022	2021
Accounts payable	$342,330	$170,914
Accrued credit cards	45,722	16,466
Accrued expense – previously factored liability	776,414	846,754
Accrued income taxes, and other taxes	6,732	7,553
Accrued professional fees	573,040	268,563
Accrued advertising	69,656	39,886
Accrued payroll	14,292	39,959
Accrue expense - other	363	363
Accrued expense - dividend payable	210,046	–
Total	$2,038,595	$1,390,458

The Company is delinquent paying certain income and property taxes. As of December 31, 2022 and 2021, the balance for these taxes, penalties and interest is $6,732 and $7,553, respectively.

5.	PLANT AND EQUIPMENT, NET

Property and equipment as of December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Medical equipment	$96,532	$96,532
Computer Equipment	9,189	9,189
Furniture, fixtures and equipment	35,974	35,974
Leasehold Improvement	15,950	15,950
Total	157,645	157,645
Less: accumulated depreciation	(102,206)	(79,075)
Property and equipment, net	$55,439	$78,570

For the years ended December 31, 2022 and 2021, depreciation expense was $23,132 and $13,886, respectively. For the years end December 31, 2022 and 2021, the Company recorded depreciation expense of $23,132 and $13,886 in operations expense, respectively.

6.	LAND

As of December 31, 2022 and 2021, the Company had 27 acres of land of approximately $540,000. During the year ended December 31, 2021, the Company sold 3 lots for $152,000. The land is currently vacant and is expected to be developed into a residential community.

7.	LINE OF CREDIT

At December 30, 2022 and 2021, the Company had a revolving line of credit with a financial institution for $92,500 and was personally guaranteed by the manager of Platinum Tax Defender. The loan accrues interest at 10.45% at December 30, 2022 and 6.70% at December 31, 2021. As of December 31, 2022 and 2021, there were no borrowings against the line of credit.

8.	RELATED PARTY TRANSACTIONS

On February 11, 2021, the Chairman of the Board and the Chief Executive Officer each converted 62,500 shares of series I preferred stock into 25,000,000 restricted shares of common stock for a total of 125,000 shares of series I preferred stock into 50,000,000 restricted shares of common stock.

Effective December 28, 2021, the Chairman of the Board and Chief Executive Officer each forfeited and surrendered for no consideration 90,000,000 shares of series I preferred stock totaling 180,000,000 shares.

From time to time, the previous owner who is currently the manager of Platinum Tax loaned funds to Platinum Tax to cover short term operating needs. Amounts owed as of December 31, 2022 and 2021 were $37,025 and $37, respectively.

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due to previous owners who are current managers Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 due from the previous owners as of December 31, 2022 and 2021, respectively. On August 6, 2022, Edge View terminated one of its two employees for fraud, deceit, larceny, and thievery for selling property belonging to Edge View and personally taking the $162,598 in proceeds. The Company hired counsel to terminate the employee and handle all legal matters for return of monies and criminal prosecution.

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of December 31, 2022 and 2021, the Company owed the Chairman $123,192 and $126,765, respectively.

See also Note 15 for compensation paid to employees of the Company.

9.	NOTES AND LOANS PAYABLE

Notes payable at December 31, 2022 and 2021, respectively, are summarized as follows:

	December 31,
	2022	2021
Notes and Loans Payable	$155,598	$600,932
Less current portion	(15,809)	(458,177)
Long-term portion	$139,789	$142,755

Long-term debt matures as follows:

Amount
2023	$15,809
2024	4,820
2025	4,820
2026	4,820
2027	4,820
Thereafter	120,509
Total	$155,598

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture. The balance of the debenture was $10,989 at December 31, 2022 and 2021. The accrued interest of the debenture was $6,229 and $4,910 at December 31, 2022 and 2021, respectively.

On September 7, 2011, the Company issued a promissory note in the principal amount of $50,000. The note bore interest at 8% per year and matured on September 7, 2016. Effective March 29, 2021, the principal balance of $50,000 and accrued interest of $37,282 were converted into 61,830 shares of series B preferred stock.

On November 17, 2011, the Company issued a promissory note in the principal amount of $50,000. The note bore interest at 8% per year and matured on November 17, 2016. Effective March 29, 2021, the principal balance of $50,000 and accrued interest of $36,505 were converted into 60,606 shares of series B preferred stock.

On March 11, 2009, the Company issued a promissory note in the principal amount of $15,000. The note bore interest at 12% per year and matured on April 29, 2014. Effective March 29, 2021, the principal balance of $15,000 and accrued interest of $19,465 were converted into 13,860 shares of series B preferred stock.

On September 9, 2019, the Company issued a promissory note in the principal amount of $410,000. The note bore interest at 10% per year and matured on September 9, 2020. On November 10, 2020, the Company entered into addendum No. 1 to the note extending the maturity date until December 31, 2021. On May 4, 2021, the Company entered into addendum No. 2, whereby the maturity date was extended to November 3, 2021, accrued interest of $22,266 was added to the principal balance of $410,000 resulting in a new principal balance of $432,266, and the interest rate was increased to 24%. This note was consolidated to Note 40-1 on September 22, 2022 (see Note 9). The principal balance of the note was $0 and $432,266 at December 31, 2022 and 2021, respectively. The accrued interest of the note was $0 and $137,345 at December 31, 2022 and 2021, respectively.

Paycheck Protection Program (“PPP”) Loans

On April 14, 2020, the Company obtained a PPP loan in the principal amount of $127,400 with an interest rate of 1% and a maturity date of April 14, 2022. This loan was forgiven in 2021 as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and was recognized as a gain from forgiveness of debt in the amount of $128,640 recorded in other income and expenses in the consolidated statement of operations during the year ended December 31, 2021.

On May 8, 2020, the Company obtained a PPP loan in the principal amount of $257,500 with an interest rate of 1% and a maturity date of May 8, 2022. This loan was forgiven in 2021 as part of the CARES Act and was recognized as a gain from forgiveness of debt in the amount of $261,675 recorded in other income and expenses in the consolidated statement of operations during the year ended December 31, 2021.

On February 19, 2021, the Company obtained a PPP loan in the principal amount of $229,500 with an interest rate of 1% and a maturity date of February 19, 2023. This loan was forgiven in 2021 as part of the CARES Act and was recognized as a gain from forgiveness of debt in the amount of $231,374 recorded in other income and expenses in the consolidated statement of operations during the year ended December 31, 2021.

On February 23, 2021, the Company obtained a PPP loan in the principal amount of $117,550 with an interest rate of 1% and a maturity date of February 23, 2023. This loan was forgiven in 2021 as part of the CARES Act and was recognized as a gain from forgiveness of debt in the amount of $118,130 recorded in other income and expenses in the consolidated statement of operations during the year ended December 31, 2021.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The principal balance and accrued interest at December 31, 2022 was $144,609 and $5,723, respectively, and principal and accrued interest at December 31, 2021 was $147,677 and $5,723, respectively.

On October 7, 2020, Key Tax obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.50% and a maturity date of October 7, 2050. On August 31, 2021, this SBA loan was amended to add an additional $200,000 of principal to the original note and the interest rate was increased to 3.75%. The principal and accrued interest at December 31, 2021 was $349,900 and $9,608, respectively. Key Tax was divested on December 31, 2021 and this loan was eliminated.

On April 12 and June 16, 2020, the Company obtained SBA loans totaling $20,000 with an interest rate of 5% and maturity dates one year from advance, if not forgiven. This was the grant a part of the EIDL loan and was recognized as other income in the amount of $10,000 recorded in other income and expenses in the consolidated statement of operations during the year ended December 31, 2022 and 2021, accordingly. The principal balance and accrued interest at December 31, 2022 were both $0 and principal and accrued interest at December 31, 2021 was $10,000 and $860, respectively.

10.	CONVERTIBLE NOTES PAYABLE

As of December 31, 2022 and 2021, the Company had convertible debt outstanding net of amortized debt discount of $3,515,752 and $2,077,753, respectively. During the year ending December 31, 2022, the Company received proceeds of $1,490,706 from convertible notes and repaid $5,908 to convertible noteholders. During the year ending December 31, 2021, the Company received proceeds of $444,500 from convertible notes and repaid $66,315 to convertible noteholders. There are debt discounts associated with the convertible debt of $46,798 and $0 at December 31, 2022 and 2021, respectively. For the year ended December 31, 2022 and 2021, the Company recorded amortization of debt discounts of $253,823 and $1,051,264, respectively.

On September 22, 2022, the Company entered into a security exchange and purchase agreement with its largest lender to consolidate all promissory notes held by them and related accrued interest in exchange for (1) one consolidated senior secured convertible promissory note (“New Promissory Note”) in the amount of $2,600,000 and (2) 375,000 shares of series X senior convertible preferred stock totaling $1,500,000 with a par value of $0.001, stated value of $4.00, convertible into common shares at a 1:1 conversion rate, non-dilutive and non-voting shares. Prior to conversion, all promissory notes with this lender totaled to $4,791,099 consisting of principal of $3,840,448 and accrued interest of $950,651 resulting in a gain on debt consolidation of $1,397,271.

During the year ended December 31, 2021, the Company converted $885,691 of convertible debt, $388,143 in accrued interest and $13,000 in penalties and fees into 109,234,241 shares of the Company’s common stock. In addition to the conversions of convertible debt into common stock, the Company converted convertible debt principal of $150,000 and accrued interest of $225,800 into 140,799 shares of series B preferred stock.

Convertible notes as of December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
Convertible notes payable	$3,562,550	$2,077,753
Discounts on convertible notes payable	(46,798)	–
Total convertible debt less debt discount	3,515,752	2,077,753
Current portion	3,515,752	2,077,753
Long-term portion	$–	$–

The following is a schedule of convertible notes payable as of and for the year ended December 31, 2022.

Note #	Issuance	Maturity	Principal Balance 12/31/21	New Loan	Debt Consolidation	Cash Paydown	Principal Balance 12/31/22	Accrued Interest on Convertible Debt at 12/31/21	Interest Expense On Convertible Debt For the Period Ended 12/31/22	Accrued Interest on Convertible Debt at 12/31/22	Unamortized Debt Discount At 12/31/22
7-1	10/28/2016	10/28/2017	10,000	$–	$–	$–	$10,000	$10,899	$2,000	$2,263	$–
9	9/12/2016	9/12/2017	50,080	–	–	–	50,080	4,141	10,016	14,157	–
10	1/24/2017	1/24/2018	54,991	–	9	–	55,000	14,831	11,000	69,876	–
11-2	3/16/2017	3/16/2018	–	–	–	–	–	9,843	–	–	–
13-2	7/24/2018	1/24/2019	43,961	–	(43,961)	–	–	34,113	8,075	–	–
22	7/10/2018	1/10/2021	772,118	–	(766,210)	(5,908)	–	–	68,808	–	–
22-1	2/20/2019	1/10/2021	61,704	–	(61,704)	–	–	28,523	11,076	–	–
22-3	4/10/2019	1/10/2021	56,095	–	(56,095)	–	–	25,303	10,069	–	–
26	8/10/2017	1/27/2018	20,000	–	(20,000)	–	–	10,525	–	–	–
29-1	11/8/2019	11/8/2020	–	–	–	–	–	2,283	–	–	–
29-2	11/8/2019	11/8/2020	36,604	–	–	–	36,604	11,374	8,785	20,160	–
31	8/28/2019	8/28/2020	–	–	–	–	–	8,385	–	8,385	–
32	5/22/2019	5/22/2020	–	–	–	–	–	12,277	–	–	–
34	5/18/2020	5/18/2021	–	–	–	–	–	219	–	–	–
35	8/24/2020	8/24/2021	–	–	–	–	–	74	–	–	–
36-1	9/3/2020	1/3/2021	122,400	–	(122,400)	–	–	25,906	16,479	–	–
36-2	11/3/2020	3/3/2021	122,400	–	(122,400)	–	–	23,906	16,479	–	–
36-3	12/29/2020	4/29/2021	122,400	–	(122,400)	–	–	22,070	16,479	–	–
36-4	5/5/2021	9/5/2021	187,500	–	(187,500)	–	–	22,131	25,243	–	–
36-5	1/11/2022	5/11/2022	–	202,300	(202,300)	–	–	–	26,138	–	–
36-6	3/9/2022	7/9/2022	–	146,667	(146,667)	–	–	–	14,827	–	–
36-7	3/22/2022	7/22/2022	–	202,000	(202,000)	–	–	–	19,126	–	–
36-8	4/25/2022	8/25/2022	–	201,293	(201,293)	–	–	–	15,684	–	–
36-9	7/25/2022	11/25/2022	–	68,692	(68,692)	–	–	–	2,270	–	–
36-10	8/4/2022	12/4/2022	–	74,120	(74,120)	–	–	–	2,083	–	–
36-11	9/12/2022	1/12/2023	–	95,000	(95,000)	–	–	–	843	–	–
37-1	9/3/2020	6/30/2021	67,000	46,667	–	–	113,667	8,878	12,060	28,756	–
37-2	11/2/2020	8/31/2021	66,500	46,667	–	–	113,167	7,722	11,970	27,510	–
37-3	12/29/2020	9/30/2021	66,500	46,667	–	–	113,166	6,686	11,970	26,474	–
38	2/9/2021	2/9/2022	64,000	32,000	–	–	96,000	4,614	21,120	27,939	–
39	4/26/2021	4/26/2022	153,500	15,366	–	–	168,866	5,915	37,150	39,684	–
40-1	9/22/2022	9/22/23	–	2,600,000	–	–	2,600,000	–	71,233	71,233	–
40-2	11/4/2022	11/4/2023	–	68,666	–	–	68,666	–	1,072	1,072	14,486
40-3	11/28/2022	11/28/2023	–	68,667	–	–	68,667	–	621	620	15,615
40-4	12/21/2022	12/21/2023	–	68,667	–	–	68,667	–	188	187	16,697

			$2,077,753	$3,983,439	$(2,492,733)	$(5,908)	$3,562,550	$300,618	$452,864	$338,316	$46,798

Note 7-1

On October 28, 2016, the Company issued a convertible promissory note in the principal amount of $50,000, which matured on October 28, 2017. Note 7-1 is currently in default and accrues at a default interest rate of 20% per annum.

Note 9

On September 12, 2016, the Company issued a convertible promissory note in the principal of $80,000 for services rendered, which matured on September 12, 2017. Note 9 is currently in default and accrues at a default interest rate of 20% per annum.

Note 10

On January 24, 2017, the Company issued a convertible promissory note in the principal of $80,000 for services rendered, which matured on January 24, 2018. Note 10 is currently in default and accrues at a default interest rate of 20% per annum.

Note 11-2

On March 16, 2017, the Company issued a convertible promissory note in the principal amount of $40,000, which matured on March 16, 2018. Note 11-2 was consolidated to Note 40-1 on September 22, 2022.

Note 13-2

On July 24, 2018, the Company issued a convertible promissory note in the principal amount of $237,909, which matured on January 24, 2019. Note 13-2 was consolidated to Note 40-1 on September 22, 2022.

Notes 22, 22-1 and 22-3

On July 10, 2018, the Company issued a convertible promissory note in the principal amount of $1,040,000 with an original issue discount of $103,000. On February 20, 2019, the Company executed an addendum to this note, whereby the Company will receive two additional tranches. On February 20, 2019, the Company received $55,216 less expenses of $5,216 resulting in net cash to the Company of $50,000 and on April 10, 2019, the Company received $55,616 less expenses of $5,616 resulting in net cash of $50,000, which was paid directly to a certain vendor. The notes 22, 22-1 and 22-3 matured on January 1, 2021. Note 22, 22-1 and 22-3 were consolidated to Note 40-1 on September 22, 2022.

Note 26

On August 10, 2017, the Company issued a convertible promissory note in the principal amount of $20,000, which matured on January 27, 2018. Note 26 is currently in default and accrues interest at a default interest rate of 15% per annum.

Note 29, 29-1 and 29-2

On May 10, 2019, the Company issued a convertible promissory note in the principal amount of $150,000. On November 8, 2019, this note (Note 29) was purchased by and assigned to an unrelated party. The amount assigned was the existing principal amount of $150,000 and accrued interest of $5,917.81, which was issued as Note 29-1, plus a new convertible promissory note in the principal amount of $62,367.12, which was issued as Note 29-2. Notes 29-1 and 29-2 are currently in default and accrue interest at a default interest rate of 24% per annum.

Note 31

On August 28, 2019, the Company issued a convertible promissory note in the principal amount of $120,000, which matured on August 28, 2020.

Note 32

On May 22, 2019, the Company issued a convertible promissory note in the principal amount of $25,000 from a draw on a line of credit, which matured on May 22, 2020. Note 32 is currently in default and accrues interest at a default interest rate of 20% per annum.

Note 34

On May 18, 2020, the Company entered into a 6% Convertible Promissory Note with an unrelated entity in the amount $63,000 and expenses of $3,000 resulting in net cash to the company of $60,000. Note 34 matured May 18, 2021.

Note 35

On August 24, 2020, the Company entered into a 6% Convertible Promissory Note with an unrelated entity in the amount $85,000 with expenses of $3,500 resulting in net cash to the company of $81,500. Note 35 matured August 24, 2021.

Note 36-1, 36-2 and 36-3, 36-4, 36-5, 36-6, 36-7, 36-8, 36-9, 36-10 and 36-11

On September 3, 2020, the Company issued a convertible promissory note in the principal amount of $733,500, with an original issue discount of $183,500, which could be drawn in several tranches. On September 3, 2020, the first tranche executed the first tranche in the principal amount of $122,400, less original issue discount of $30,000, which matured on January 3, 2021 (Note 36-1).

On November 3, 2020, the Company executed the second tranche in the principal amount of $120,000, less original issue discount of $30,000, which matured on March 3, 2021 (Note 36-2). On December 29, 2020, the Company executed the third tranche in the principal amount of $120,000, less original issue discount of $30,000, which matured on April 29, 2021 (Note 36-3).

Notes 37-1, 37-2 and 37-3

On September 3, 2020, the Company issued a convertible promissory note in the principal amount $200,000, with original issue discount of $50,000, which could be drawn in several tranches. On September 3, 2020, the Company executed the first tranche in the principal amount of $67,000, less original issue discount of $17,000, which matured on June 30, 2021 (Note 37-1).

On November 2, 2020, the Company executed the second tranche in the principal amount of $66,500, less original issue discount of $16,500, which matured on August 31, 2021 (Note 37-2).

On December 29, 2020, the Company executed the third tranche in the principal amount of $66,500, less original issue discount of $16,500, which matured on September 30, 2021 (Note 37-3). Notes 37-1, 37-2 and 27-3 are currently in default and accrue interest at a default interest rate of 18% per annum.

Note 38

On February 9, 2021, the Company issued a convertible promissory note in the principal amount $103,500, which matured on February 9, 2022. Note 38 is currently in default and accrues interest at a default interest rate of 22% per annum.

Note 39

On April 26, 2021, the Company issued a convertible promissory note in the principal amount $153,500, which matured on May 10, 2022. Note 19 is currently in default and accrues interest at a default interest rate of 22% per annum.

Note 40-1, 40-2, 40-3 and 40-4

On September 22, 2022, the Company issued a convertible promissory note in the principal amount of $2,600,000 in exchange for total of $4,791,099 of defaulted promissory notes balances (Note 40-1).

On November 4, 2022, the Company executed a second tranche under this note principal amount of $68,667, less original issue discount and fee of $18,667 (Note 40-2).

On November 28, 2022, the Company executed the third tranche under this note in the principal amount of $68,667, less original issue discount and fee of $18,667 (Note 40-3).

On November 28, 2022, the Company executed a fourth tranche under this note in the principal amount of $68,667, less original issue discount and fee of $18,667 (Note 40-4). Notes 40-1, 40-2, 40-3 and 40-4 mature on the first anniversary of issuance and accrued interest at a rate of 10% per annum.

11.	CAPITAL STOCK

Preferred Stock

The Company has designated multiple series of preferred stock, including 4 shares of series A preferred stock, 3,000,000 shares of series B preferred stock, 500 shares of series C preferred stock, 1,000,000 shares of series E preferred stock, preferred stock, 800,000 shares of series F-1 preferred stock, 500,000,000 shares of series I preferred stock, 10,000,000 shares of series J preferred stock, 100,000,000 shares of series L preferred stock, 3,000,000 shares of series N senior convertible preferred stock, 5,000 shares of series R preferred stock and 5,000,000 shares of series X senior convertible preferred stock.

The following is a description of the rights and preferences of each series of preferred stock.

Redeemable Preferred Stock

The Company recognized Series N Senior Convertible Preferred Stock and Series X Senior Convertible Preferred Stock as mezzanine equity since the redeemable preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable.

Series N Senior Convertible Preferred Stock

Ranking. The series N senior convertible preferred stock ranks, with respect to the payment of dividends and the distribution of assets upon liquidation, (i) senior to all common stock and each other class or series that is not expressly made senior to or on parity with the series N senior convertible preferred stock; (ii) on parity with each class or series that is not expressly subordinated or made senior to the series N senior convertible preferred stock; and (iii) junior to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company and each class or series that is expressly made senior to the series N senior convertible preferred stock.

Dividend Rights. Holders of series N senior convertible preferred stock are entitled to dividends at a rate per annum of 12.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series N senior convertible preferred stock), such rate shall increase by 8% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common stock at the Company’s discretion. Dividends payable in common stock shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common stock on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date.

Liquidation Rights. Subject to the rights of creditors and the holders of any senior securities or parity securities (in each case, as defined in the certificate of designation), upon any liquidation of the Company or its subsidiaries, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of junior securities (as defined in the certificate of designation), including the common stock, each holder of outstanding series N senior convertible preferred stock shall be entitled to receive an amount of cash equal to 115% of the stated value of $4.00 per share, plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared) to, but not including the date of final distribution to such holders.

Voting Rights. Holders of series N senior convertible preferred stock do not have any voting rights; provided that, so long as any shares of series N senior convertible preferred stock are outstanding, the affirmative vote of holders of a majority of the series N senior convertible preferred stock, which majority must include SILAC Insurance Company so long as it holds any shares of series N senior convertible preferred stock, voting as a separate class, shall be necessary for approving, effecting or validating any amendment, alteration or repeal of any of the provisions of the certificate of designation or prior to the Company’s (or Nova’s) creation or issuance of any parity securities or new indebtedness (as defined in the certificate of designation); provided that the foregoing shall not apply to any financing transaction the use of proceeds of which will be used to redeem the series N senior convertible preferred stock and the warrants issued in connection therewith. In addition, the affirmative vote of holders of 66% of the series N senior convertible preferred stock, voting as a separate class, is required prior to the Company’s (or Nova’s) creation or issuance of any senior securities.

Conversion Rights. Each shares of series N senior convertible preferred stock, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock determined by dividing the stated value ($4.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by a conversion price of $0.012 per share (subject to standard adjustments in the event of any stock splits, stock combinations, stock reclassifications, dividends paid in common stock, sales of substantially all assets, mergers, consolidations or similar transactions); provided that in no event shall the holder of any series N senior convertible preferred stock be entitled to convert any number of shares that upon conversion the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates and (ii) the number of shares of common stock issuable upon the conversion of the series N senior convertible preferred stock with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common stock. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

Redemption Rights. The Company may redeem the series N senior convertible preferred stock at any time by paying in cash therefore a sum equal to 115% of the stated value of $4.00 per share, plus the amount of accrued and unpaid dividends and any other amounts due pursuant to the terms of the certificate of designation. In addition, any holder may require the Company to redeem some or all of its shares of series N senior convertible preferred stock on the same terms after a period of twelve months from the date of issuance; provided, however, that such redemption right shall only be exercisable if the Company raises at least $5,000,000 or the common stock is trading on the Nasdaq Stock Market or the New York Stock Exchange.

Series X Senior Convertible Preferred Stock

Ranking. The series X senior convertible preferred stock ranks, with respect to the payment of dividends and the distribution of assets upon liquidation, (i) senior to all common stock and each other class or series that is not expressly made senior to or on parity with the series X senior convertible preferred stock; (ii) on parity with each class or series that is not expressly subordinated or made senior to the series X senior convertible preferred stock; and (iii) junior to the series N senior convertible preferred stock, all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company and each class or series that is expressly made senior to the series X senior convertible preferred stock.

Dividend Rights. Holders of series X senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series X senior convertible preferred stock), such rate shall increase by 5% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date.

Liquidation Rights. Subject to the rights of creditors and the holders of any senior securities, including the series N senior convertible preferred stock, or parity securities (in each case, as defined in the certificate of designation), upon any liquidation of the Company or its subsidiaries, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of junior securities (as defined in the certificate of designation), including the common stock, each holder of outstanding series N senior convertible preferred stock shall be entitled to receive an amount of cash equal to 100% of the stated value of $4.00 per share, plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared) to, but not including the date of final distribution to such holders.

Voting Rights. Holders of series X senior convertible preferred stock do not have any voting rights; provided that, so long as any shares of series X senior convertible preferred stock are outstanding, the affirmative vote of holders of a majority of the series X senior convertible preferred stock, which majority must include Leonite Capital LLC so long as it holds any shares of series X senior convertible preferred stock, voting as a separate class, shall be necessary for approving, effecting or validating any amendment, alteration or repeal of any of the provisions of the certificate of designation or prior to the creation or issuance of any parity securities or new indebtedness (as defined in the certificate of designation); provided that the foregoing shall not apply to any financing transaction the use of proceeds of which will be used to redeem the series X senior convertible preferred stock and the warrants issued in connection therewith. In addition, the affirmative vote of holders of 66% of the series X senior convertible preferred stock, voting as a separate class, is required prior to the creation or issuance of any senior securities.

Conversion Rights. Each shares of series X senior convertible preferred stock, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock determined by dividing the stated value ($4.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by a conversion price equal to the lower of (i) the lowest VWAP during the five (5) trading days immediately prior to the applicable conversion date and (ii) the price per share paid in any subsequent financing (the “Fixed Price”). The Fixed Price is subject to standard adjustments in the event of any stock splits, stock combinations, stock reclassifications, dividends paid in common stock, sales of substantially all assets, mergers, consolidations or similar transactions, as well as a price based antidilution adjustment, pursuant to which, subject to certain exceptions, if the Company issues common stock at a price lower than the Fixed Price, the Fixed Price shall decrease to such lower price. Notwithstanding the foregoing, in no event shall the holder of any series X senior convertible preferred stock be entitled to convert any number of shares that upon conversion the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates and (ii) the number of shares of common stock issuable upon the conversion of the series X senior convertible preferred stock with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common stock. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

Redemption Rights. Commencing on September 22, 2023, any holder may require the Company to redeem its shares by the payment in cash therefore of a sum equal to 100% of the stated value of $4.00 per share, plus the amount of accrued and unpaid dividends and any other amounts due pursuant to the terms of the certificate of designation; provided however, that in the event that the Company completes a public offering prior to the redemption date, then any holder may only cause the Company to redeem any outstanding series X senior convertible preferred stock by paying such redemption price in twelve (12) equal monthly installments with the first such payment due on the date that is six (6) months following the date that the Company completes such public offering.

Non-redeemable Preferred Stock

Series A Preferred Stock

Each share of series A preferred stock is entitled to a number of votes and converts to a number of shares equal to the sum of all shares of common stock and series B preferred stock issued and outstanding, divided by the number shares of series A preferred stock held. Holders of series A preferred stock do not have any dividend, liquidation or redemption rights.

Series B Preferred Stock

Each share of series B preferred stock is entitled to one (1) vote on all matters submitted to a vote of stockholders. Each share of series B preferred stock is convertible into two (2) shares of common stock (subject to adjustment for forward stock splits but not reverse stock splits). Holders of series B preferred stock do not have any dividend, liquidation or redemption rights.

Series C Preferred Stock

Each share of series C preferred stock is entitled to one (1) vote on all matters submitted to a vote of stockholders. Each share of series C preferred stock is convertible into 100,000 shares of common stock (subject to adjustment for forward stock splits but not reverse stock splits). If the Company lists on an exchange, it has the right to repurchase these shares at a purchase price of $50,000 per share. Holders of series C preferred stock do not have any dividend, liquidation or redemption rights.

Series D Preferred Stock

Each share of series D preferred stock is entitled to one (1) vote on all matters submitted to a vote of stockholders. Each share of series D preferred stock is convertible into two (2) shares of common stock. Holders of series D preferred stock do not have any dividend, liquidation or redemption rights.

Series E Preferred Stock

Each share of series E preferred stock is entitled to one (1) vote on all matters submitted to a vote of stockholders. Each share of series E preferred stock is convertible into two (2) shares of common stock. Holders of series E preferred stock do not have any dividend, liquidation or redemption rights.

Series F Preferred Stock

Each share of series F preferred stock is entitled to one (1) vote on all matters submitted to a vote of stockholders. Each share of series F preferred stock is convertible into two (2) shares of common stock. Holders of series F preferred stock do not have any dividend, liquidation or redemption rights.

Series F-1 Preferred Stock

Each share of series F-1 preferred stock is convertible into two (2) shares of common stock. Holders of series F-1 preferred stock do not have any voting, dividend, liquidation or redemption rights.

Series H Preferred Stock

Each share of series H preferred stock is entitled to one (1) vote on all matters submitted to a vote of stockholders. Each share of series H preferred stock is convertible into two (2) shares of common stock. Holders of series H preferred stock do not have any dividend, liquidation or redemption rights.

Series I Preferred Stock

Each share of series I preferred stock is entitled to five (5) votes on all matters submitted to a vote of stockholders. Each share of series I preferred stock is convertible into two (2) shares of common stock. Holders of series I preferred stock do not have any dividend, liquidation or redemption rights.

Series J Preferred Stock

Each share of series J preferred stock is entitled to one (1) vote on all matters submitted to a vote of stockholders. Each share of series J preferred stock is convertible into two (2) shares of common stock. Holders of series J preferred stock do not have any dividend, liquidation or redemption rights.

Series K Preferred Stock

Each share of series K preferred stock is entitled to one (1) vote on all matters submitted to a vote of stockholders. Each share of series K preferred stock is convertible into 1.25 shares of common stock. Holders of series K preferred stock do not have any dividend, liquidation or redemption rights.

Series L Preferred Stock

Each share of series L preferred stock is entitled to one (1) vote on all matters submitted to a vote of stockholders. Each share of series L preferred stock is convertible into two (2) shares of common stock. Holders of series L preferred stock do not have any dividend, liquidation or redemption rights.

Series R Preferred Stock

Each share of series R preferred stock is entitled to one (1) vote on all matters submitted to a vote of stockholders. Each share of series B preferred stock is convertible into one (1) shares of common stock (subject to adjustment for forward stock splits but not reverse stock splits). Holders of series R preferred stock do not have any dividend, liquidation or redemption rights.

Preferred Stock Transactions

During the year ended December 31, 2022, the Company executed the following transactions:

•	In the second quarter of 2022, 37,500 shares of series D preferred stock were cancelled and exchanged for 37,500 shares of series B preferred stock and 37,500 shares of series H preferred stock were cancelled and exchanged for 37,500 shares of series B preferred stock.

•	On September 7, 2022, the Company issued 818,750 shares of series J preferred stock in connection with the acquisition of Nova. See also Note 2.

•	On September 12, 2022, the Company issued 375,000 shares of series X preferred stock for $1,500,000. See Note 9 for further discussion.

•	On October 10, 2022, the Chief Operating Officer received 18,750 shares of series B preferred stock in exchange for the settlement of employment at the fair value of $1 per share.

•	On October 31, 2022, the Company entered into a Buyback Agreement, pursuant to which the managers of AHI purchased back AHI and returned 175,045 shares of series F preferred stock issued to them, which were remitted to treasury, in exchange for 67,500 shares of series B preferred stock. There was a loss on disposal in the amount of $217,769 which represented net assets and liabilities at the time of sale back.

•	On November 11, 2022, the Company issued 15,000 shares of series B preferred stock series B to Eric Raper, Investor in exchange for $15,000 at the fair value of $1 per share.

•	On December 15, 2022, the Company issued 10,000 shares of series B preferred stock series B to Gregg E Russell, Investor in exchange for $10,000 at the fair value of $1 per share.

During the year ended December 31, 2021, the Company executed the following transactions:

•	On February 11, 2021, the Chairman of the Board and the Chief Executive Officer each converted 62,500 shares of series I preferred stock into 25,000,000 shares of common stock for a total of 125,000 shares of series I preferred stock converted into 50,000,000 shares of common stock.

•	On March 29, 2021, $265,000 in principle from convertible debt and conventional debt and $298,195 in accrued interest was converted into 140,799 shares of series B preferred stock.

•	On May 31, 2021, the Company issued 894,834 shares of series J preferred stock in connection with the acquisition of Nova. See also Note 3.

•	On July 22, 2021, the Chief Operating Officer received 61,000 shares of series B preferred stock in exchange for accrued salaries of $244,000.

•	On December 28, 2021, the Chairman of the Board and Chief Executive Officer each forfeited and surrendered for no consideration 90,000,000 shares of series I preferred stock totaling 180,000,000 shares.

•	On December 31, 2021, the Company entered into a Buyback Agreement, pursuant to which the managers of Key Tax purchased back Key Tax and returned 325,244 shares of series G preferred stock. There was a loss on disposal in the amount of $1,201,169 which represented net assets and liabilities at the time of sale back.

Common Stock

During the year ended December 31, 2022, the Company executed the following transactions:

•	As part of the Red Rock settlement, the Company issued 658,666,666 shares of common stock (see Note 12).

•	The settlement also required the previous owners to relinquish 35,000,000 shares of common stock resulting in a gain to the Company of $35,000

•	The Red Rock settlement required the previous owners to relinquish warrants for 25,000 shares of common stock.

During the year ended December 31, 2021, the Company executed the following transactions:

•	The Company issued 109,234,241 shares of common stock upon conversion of certain convertible notes.

•	The Company issued 50,000,000 shares of common stock in exchange for 125,000 shares of series I preferred stock.

•	The Company issued 1,627,031 shares of common stock in exchange for professional services.

12.	WARRANTS

The table below sets forth warrant activity during the years ended December 31, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2022	244,452,143	$0.02
Granted	–	–
Exercised	–	–
Expired	(8,894,287)	0.146
Balance at December 31, 2022	235,557,856	0.015
Warrants Exercisable at December 31, 2022	235,557,856	$0.015

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2021	14,274,477	$0.105
Granted	231,481,466	0.015
Exercised	–	–
Expired	(1,303,800)	0.030
Balance at December 31, 2021	244,452,143	0.020
Warrants Exercisable at December 31, 2021	235,481,466	$0.020

13.	DISCONTINUED OPERATIONS

The Company and We3 managers entered into a resignation, release and buyback agreement and addendum, effective October 31, 2022, pursuant to which We3 managers purchased We3 in exchange for returning 175,045 shares of series F preferred stock. There was a loss on disposal in the amount of $217,769 on October 31, 2022 which represented net assets and liabilities at the time of sale back.

On May 1, 2018, the Company entered into a stock for stock purchase agreement with the sellers of Red Rock and a related management agreement to manage Red Rock. The terms and conditions of those agreements were subsequently violated causing the transaction to be reversed and dissolved on May 31, 2019. Red Rock reverted to its previous ownership, the Company canceled the shares of series K preferred stock related to the aborted acquisition and the Company filed notice with the State of Florida of the dissolution.

On October 4, 2020, the Company filed a lawsuit in Florida seeking to nullify agreements with six individuals. In violation of the management agreement entered into by the Company and Ihsane (Jay) Jahid in connection with the Company’s acquisition of Red Rock, the Company alleges that Mr. Jahid engaged in self-interested, self-serving conduct utilizing the Company’s goodwill to enter into certain convertible note agreements with Matt Kanuck, Rita Home & Investment, LLC, Taoufik Litefti, Khalid Ahroum, and Iham Taharraoui without the legal authority to bind the Company. The Company alleges that it did not authorize Mr. Jahid to enter into the subject agreements with the five other defendants, was not aware that Mr. Jahid had done so, Mr. Jahid was acting outside of the scope of his authority when he caused the Company to enter into the agreements, the five other defendants knew or should have known that Mr. Jahid did not have the authority to bind the Company to the obligations contemplated by the subject agreements, and any rights that the five other defendants claim under the agreements with Mr. Jahid are controverted by the management agreement that was in place between the Company and Mr. Jahid and therefore cannot form the basis for any breach of contract claims against the Company. The parties are currently engaged in settlement negotiations.

On April 26, 2021, the Company filed a lawsuit against investors in Red Rock seeking a judgement declaring that convertible secured notes issued to them by Red Rock purportedly convertible into the Company’s common stock to be null and void, and defendants subsequently filed a counterclaim. On July 29, 2022, the parties entered into a mediated settlement agreement whereby defendants agreed to dismiss all claims against the Company related to the notes and accrued interest in the amount of $510,418 and further agreed to cancel and return common stock and warrants issued to claimants in a related 2020 settlement. The Company agreed to issue defendants 592,000,000 shares of common stock. As a result of the settlement agreement, the convertible notes and accrued interest were written-off in the third quarter of 2022 resulting in a gain of $510,417 which is recorded in discontinued operations. As of December 31, 2022, in a separate settlement and additional 66,666,666 shares were added to the settlement for a total of 658,666,666 shares issued and recorded in common stock for $658,666, additional paid in capital for $(409,775). The settlement also required the previous owners to relinquish 35,000,000 shares of common stock.

Prior to the settlement, the Company continued to carry Red Rock liabilities on its balance sheet including accounts payables and accrued expenses of $1,872,086, convertible notes payable of $240,000, accrued interest of $214,318 and a derivative liability of $378,877 as of September 30, 2021. The derivative liability is a function of the convertible notes and accrued interest and the accounts payable and accrued expenses of $1,872,086 is deemed to be the responsibility of the current owners of Red Rock and was written-off by the Company in the third quarter of 2021 resulting in a gain of $328,718, which is recorded in discontinued operations.

	December 31,
	2022	2021

Net liabilities of discontinued operations
Cash	$–	$15,019
Accounts receivable	–	18,397
Residential housing	–	319,856
(Accumulated depreciation)	–	(139,397)
Accounts payable and accrued expenses	–	(2,264)
Accrued interest	–	(231,318)
Convertible debt	–	(240,000)
Derivative liability	–	–
Net liabilities of discontinued operations	$–	$(259,707)

	Year Ended December 31,
	2022	2021

Gain (Loss) from discontinued operations
Revenue	$133,217	$129,803
Cost of sales	(65,209)	(79,953)
Selling, general and administrative expenses	(63,534)	(85,872)
Interest expense	(39,100)	(68,378)
Change in derivative liability	–	37,793
Loss on divestiture of subsidiary	(217,769)	–
Gain no change in estimate	(4,474)	(13,279)
Gain on elimination of derivative liability	–	378,877
Gain on settlement of debt	–	–
Gain on reversal of Red Rock liability	510,418	1,872,086
Loss on settlement	(212,600)	–
Gain from discontinued operations	$40,949	$2,171,077

Loss from discontinued operations of We3, divested on October 31, 2022, which are presented in total as discontinued operations in the Company’s Consolidated Statement of Operations for the years ended December 31, 2022 and 2021, are as follows:

	Year Ended December 31,
	2022	2021

Gain (Loss) from discontinued operations
Revenue	$133,217	$129,803
Cost of sales	(65,209)	(79,953)
Selling, general and administrative expenses	(63,534)	(85,871)
Loss on divestiture of subsidiary	(217,769)	–
Gain no change in estimate	(4,474)	(13,279)
(Loss) from discontinued operations	$(217,769)	$(49,300)

14.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

The following table shows the Company’s goodwill balances by reportable segment. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the years ended December 31, 2022 and 2021, the Company recognized goodwill impairment in the amount of $2,092,048 and $0, respectively. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

The following table shows goodwill balances by reportable segment:

	Affordable Housing Rentals	Financial Services	Healthcare	Total

Gross carrying value at December 31, 2021	$–	$2,092,048	$5,666,608	$7,758,656
Accumulated impairment	–	–	–	–
Carrying value at December 31, 2021	–	2,092,048	5,666,608	7,758,656
Accumulated impairment	–	(2,092,048)	–	(2,092,048)
Carrying value at December 31, 2022	$–	$–	$5,666,608	$5,666,608

15.	COMMITMENTS AND CONTINGENCIES

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

The Company recorded operating lease expense of $301,321 and $185,831 for the years ended December 31, 2022 and 2021, respectively.

The Company has operating leases with future commitments as follows:

Amount
2023	$148,192
2024	62,355
2025	16,631
Total	$227,178

Employees

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive granted in December 2021 and 2022 to the Chief Executive Officer based on his employment agreement since July 1, 2020 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chief Executive Officer $300,000 per year. The total outstanding accrued compensation as of December 31, 2022 and 2021 were $1,870,500 and $1,385,000, respectively.

The Company agreed to pay $360,000 per year and a $200,000 of target annual incentive in December 2021 and 2022 to the Chairman of the Board based on his employment agreement since July 1, 2020 of which currently 50% is paid in cash and 50% is accrued. The Company previously paid the Chairman of the Board $300,000 per year. The total outstanding accrued compensation as of December 31, 2022 and December 31, 2021 were $1,863,000 and $1,400,000, respectively.

The Company agreed to pay $120,000 per year to the Chief Operating Officer based on his amended employment agreement executed on May 15, 2019. In the third quarter of 2021, the Chief Operating Officer received 61,000 shares of series B preferred stock in exchange for accrued salaries of $244,000. In September 6, 2022, the Chief Operating Officer received 18,750 shares of series B preferred stock in exchange for services. On October 10, 2022, the Company issued 18,750 shares of series B preferred stock at the fair value of $1 per share in exchange for the accrued salaries of $159,000 resulting in a gain on accrued compensation settlement of $140,250. The total outstanding accrued compensation as of December 31, 2022 and December 31, 2021 was $0 and $159,000, respectively.

The Company agreed to pay $156,000 per year to the previous Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of December 31, 2022 and December 31, 2021 was $17,057.

The Company entered into a Management Agreement effective May 31, 2021 for compensation to the principals of Nova in the form of an annual base salaries of $372,000 to one of the 3 doctors, $450,000 to the second, and $372,000 to the third doctor.

Collectively, as a group, such principals will receive an annual cash bonus and stock equity set forth below, which will be conditioned upon the Company achieving 100% of the annual objectives of financial performance goals as set forth below.

Year	Minimum Annual Nova EBITDA	Cash Annual Bonus	Series J Preferred Stock
2022	$2.0M	$120,000	120,000 Shares
2022	$2.4M	$150,000	135,000 Shares
2023	$3.7M	$210,000	150,000 Shares
2024	$5.5M	$300,000	180,000 Shares
2025	$8.0M	$420,000	210,000 Shares

On May 31, 2019, Platinum Tax Defenders entered into an employment agreement with a manager with a term of 5 years, whereby Platinum Tax Defenders provides for compensation of $17,333 per month along with a bonus incentive if financial performance measures were met. The contract was terminated December 31, 2021.

16.	LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. Management is not currently aware of any such legal proceedings or claims that it believes will have a material adverse effect on the Company’s business, financial condition, or operating results.

17.	INCOME TAXES

At December 31, 2022, the Company had federal and state net operating loss carry forwards of approximately $27,858,733 that expire in various years through the year 2038. Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2022 and 2021.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2022 and 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2022 and 2021 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $5,991,000 and $4,991,000, respectively, less a valuation allowance in the amount of approximately $5,991,000 and $4,991,000, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in both 2022 and 2021. The valuation allowance increased by approximately $1 million from the year ended December 31, 2022.

The Company’s total deferred tax asset as of December 31, 2022 and 2021 is as follows:

	2022	2021
Deferred tax assets	$5,991,000	$4,991,000
Valuation allowance	(5,991,000)	(4,991,000)
Net deferred tax asset	$–	$–

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

The Company has four reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

(1)	Affordable Housing (AHI) (Divested as of October 31, 2022)

(2)	Tax Resolution Services (Platinum Tax and Key Tax (Divested as of December 31, 2021)

(3)	Real Estate (Edge View)

(4)	Healthcare (Nova)

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

The Tax Resolution Services segment provides tax resolution services to individuals and companies that have federal and state tax liabilities. The company collects fees based on efforts to negotiate and assist in the settlement of outstanding tax debts.

The Real Estate segment consists of Edge View, which owns 30 prime acres of land; 23.5 acres zoned MDR (Medium Density Residential) with 12 lots already platted and 48 lots zoned HDR (High Density Residential), 4 acres of dedicated river front property zoned for recreation on the Salmon River, Idaho’s premier whitewater river and 2.5 acres zoned for commercial use. All land is in the city limits of Salmon and adjacent to the Frank church Wilderness Park (the largest wilderness park in the lower 48 states).

The Healthcare segment provides a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves.

Management uses numerous tools and methods to evaluate and measure of its subsidiaries’ success. To help succeed, management retains the prior owners of the subsidiaries and allow them to do what they do best is run the business. Additionally, management monitors key metrics primarily revenues and net income from operations.

	As of December 31,
	2022	2021 (Restated)
Assets:
Financial Services	$8,577	$2,897,272
Healthcare	12,692,531	12,443,820
Real Estate	592,557	611,900
Others	59,692	(655,953)
Consolidated assets	$13,353,357	$15,297,039

	Years Ended December 31,
	2022	2021 (Restated)
Revenues:
Financial Services	$1,305,077	$4,313,167
Healthcare	10,693,196	5,413,890
Real Estate	–	152,000
Consolidated revenues	$11,998,273	$9,879,057

Cost of Sales:
Financial Services	$397,347	$1,942,411
Healthcare	4,060,034	1,746,561
Real Estate	–	79,481
Consolidated cost of sales	$4,457,381	$3,768,453

Income (Loss) from operations from subsidiaries
Financial Services	$(122,857)	$187,027
Healthcare	5,845,052	3,272,241
Real Estate	(19,345)	68,744
Income (loss) from operations from subsidiaries	$5,702,850	$3,528,012

Loss from operations from Cardiff Lexington	$(4,010,866)	$(1,865,888)
Total income (loss) from operations	$1,691,984	$1,662,124

Income (Loss) before taxes
Financial Services	$(2,219,832)	$794,778
Healthcare	74,880	1,714,627
Real Estate	(19,345)	68,744
Corporate, administration and other non-operating expenses	(3,265,224)	(1,911,856)
Consolidated income (loss) before taxes	$(5,429,521)	$666,293

19.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to December 31, 2022 to the date these consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

On the various dates in January and February 2023, the Company converted $58,800 of various convertible debts, $5,873 in accrued interests and $1,390 in penalties and fees into 118,682,378 shares of the Company’s common stock.

On May 25, 2023, the Company issued 3,150 shares of Series B Preferred Stock to Zia Choe, Interim Chief Financial Officer. These shares were fully vested upon grant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 6, 2023	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Zia Choe
Name: Zia Choe
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alex Cunningham	Chief Executive Officer, President and Director (principal executive officer)	June 6, 2023
Alex Cunningham

/s/ Zia Choe	Interim Chief Financial Officer (principal financial and accounting officer)	June 6, 2023
Zia Choe

/s/ Daniel Thompson	Chairman of the Board Directors	June 6, 2023
Daniel Thompson