Form 10-Q
period 2023-03-31
Cardiff Lexington Corp
filed 2023-06-29
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49709

CARDIFF LEXINGTON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	84-1044583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Bel Air Drive, Las Vegas, NV	89109
(Address of principal executive offices)	(Zip Code)

844-628-2100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2023, there were 908,479,113 shares of common stock of the registrant issued and outstanding.

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

 Period Ended March 31, 2023

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022 (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 (Unaudited) and 2022 (Unaudited and restated)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the Three Months Ended March 31, 2023 (Unaudited) and 2022 (Unaudited and restated)	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 (Unaudited) and 2022 (Unaudited and restated)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	March 31, 2023	December 31, 2022

ASSETS
Current assets
Cash	$350,329	$226,802
Accounts receivable-net	7,446,416	6,604,780
Prepaid and other current assets	5,000	5,000
Total current assets	7,801,745	6,836,582

Property and equipment, net	50,804	55,439
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use - assets	189,626	218,926
Due from related party	4,979	4,979
Other assets	30,823	30,823
Total assets	$14,284,585	$13,353,357

LIABILITIES, MEZZANINE EQUITY AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$2,070,490	$2,038,595
Accrued expenses - related parties	3,904,557	3,750,557
Accrued interest	461,307	350,267
Right of use - liability	140,777	142,307
Due to director & officer	123,192	123,192
Notes payable	36,596	15,809
Notes payable - related party	90,189	37,024
Convertible notes payable, net of debt discounts of $87,147 and $46,797, respectively	3,717,936	3,515,752
Total current liabilities	10,545,044	9,973,503

Other liabilities
Notes payable	144,646	139,789
Operating lease liability – long term	55,408	84,871
Total liabilities	10,745,097	10,198,163

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 868,058 shares issued and outstanding at March 31, 2023 and December 31, 2022	3,578,656	3,125,002
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value $4.00, 375,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	1,593,205	1,500,000
Total Mezzanine Equity	5,171,861	4,625,002

Stockholders' equity (deficit)
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 2,131,328 shares issued and outstanding at March 31, 2023 and December 31, 2022	8,525,313	8,525,313
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value $4.00, 122 shares issued and outstanding at March 31, 2023 and December 31, 2022	488	488
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 150,750 shares issued and outstanding at March 31, 2023 and December 31, 2022	603,000	603,000
Series F-1 Preferred Stock - 800,000 shares authorized, $0.001 par value, stated value $4.00, 35,752 shares issued and outstanding at March 31, 2023 and December 31, 2022	143,008	143,008
Series I Preferred Stock - 500,000,000 shares authorized, $0.001 par value, 14,885,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	59,540,000	59,540,000
Series J Preferred Stock - 10,000,000 shares authorized, $0.001 par value, stated value $4.00, 1,713,584 shares issued and outstanding at March 31, 2023 and December 31, 2022	6,854,336	6,854,336
Series K Preferred Stock - 10,937,500 shares authorized, $0.001 par value, 8,200,562 shares issued and outstanding at March 31, 2023 and December 31, 2022	8,201	8,201
Series L Preferred Stock - 100,000,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at March 31, 2023 and December 31, 2022	1,277,972	1,277,972
Series R Preferred Stock - 5,000 shares authorized, $0.001 par value, stated value of $1,200, 165 shares issued and outstanding at March 31, 2023 and December 31, 2022	198,000	198,000
Common Stock - 7,500,000,000 shares authorized, $0.001 par value; 908,479,113 and 789,796,735 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	908,378	789,696
Additional paid-in capital	(8,482,814)	(8,554,368)
Accumulated deficit	(71,208,254)	(70,855,453)
Total stockholders' equity (deficit)	(1,632,373)	(1,469,808)
Total liabilities, mezzanine equity and stockholders' equity	$14,284,585	$13,353,357

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022 (Restated)
REVENUE
Financial services	$154,399	$464,843
Healthcare	2,706,399	2,432,307
Total revenue	2,860,798	2,897,150

COST OF SALES
Financial services	26,829	212,446
Healthcare	956,295	903,782
Total cost of sales	983,124	1,116,228

GROSS PROFIT	1,877,674	1,780,922

OPERATING EXPENSES
Depreciation expense	4,635	5,783
Selling, general and administrative	1,159,478	1,053,656
Total operating expenses	1,164,113	1,059,439

INCOME FROM OPERATIONS	713,561	721,483

OTHER INCOME (EXPENSE)
Other income	205	–
Gain on forgiveness of debt	390	–
Penalties and fees	(15,000)	–
Interest expense and finance charge	(695,164)	(2,220,176)
Conversion cost penalty and reimbursement	(2,000)	–
Amortization of debt discounts	(17,983)	(44,546)
Total other income (expense)	(729,552)	(2,264,722)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(15,991)	(1,543,239)
LOSS FROM DISCONTINUED OPERATIONS	–	(19,215)
NET LOSS FOR THE PERIOD	$(15,991)	$(1,562,454)
DEEMED DIVIDENDS ON PREFERRED STOCK	(336,811)	–
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(352,802)	$(1,562,454)

BASIC LOSS PER SHARE
Continuing operations	$0.00	$(0.01)
Discontinued operations	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED	871,989,778	166,130,069

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Preferred Stock Series A, I, K		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Stock Series C and R		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2021 (Restated)	23,085,563	$59,548,201	3,595,952	$14,383,808	287	$198,488	(619,345)	$(4,967,686)
Dividend to preferred stock	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, March 31, 2022 (Restated)	23,085,563	$59,548,201	3,595,952	$14,383,808	287	$198,488	(619,345)	$(4,967,686)

Balance December 31, 2022	23,085,563	$59,548,201	4,350,907	$17,403,628	287	$198,488	–	$–
Conversion of convertible notes payable	–	–	–	–	–	–	–	–
Dividend to preferred stock	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, March 31, 2023	23,085,563	$59,548,201	4,350,907	$17,403,628	287	$198,488	–	$–

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021 (Restated)	166,130,069	$167,421	$(3,479,126)	$(65,118,744)	$732,361
Dividend to preferred stock	–	–	–	(102,746)	(102,746)
Net loss	–	–	–	(1,562,454)	(1,562,454)
Balance, March 31, 2022 (Restated)	166,130,069	$167,421	$(3,479,126)	$(66,783,944)	$(932,839)

Balance December 31, 2022	789,796,735	$789,696	$(8,554,368)	$(70,855,453)	$(1,469,808)
Conversion of convertible notes payable	118,682,378	118,682	71,555	–	190,237
Dividend to preferred stock	–	–	–	(336,811)	(336,811)
Net loss	–	–	–	(15,991)	(15,991)
Balance, March 31, 2023	908,479,113	$908,378	$(8,482,813)	$(71,208,255)	$(1,632,373)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Three Months Ended March 31
	2023	2022 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,991)	$(1,562,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,635	10,814
Amortization of loan discount	17,983	44,546
Gain on forgiveness of debt	(390)	–
Other noncash items, net	–	(66,054)
Bad debt	270,000	–
Fair value settled upon conversion	123,566	–
Conversion and note issuance cost	5,000	–
(Increase) decrease in:
Accounts receivable	(1,111,636)	343,840
Right of use – assets	29,300	103,119
Prepaid expenses and other current assets	–	8,000
Increase (decrease) in:
Accounts payable and accrued expense	241,945	569,508
Accrued officer’s compensation	154,000	120,000
Due from related parties	–	3,988
Accrued interest	123,074	110,559
Right of use – liabilities	(30,993)	(62,319)
Net cash used in operating activities	(189,507)	(376,453)

Net cash provided by discontinued operations - operating activities	–	19,215

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	240,000	405,730
Repayment of convertible notes payable	–	(5,908)
Payment of SBA loan	(750)	(756)
Dividend on preferred stock	–	(102,746)
Proceeds from credit line	37,000	–
Repayment of credit line	(16,381)	–
Payment of notes payable related party	(835)	(816)
Proceeds from notes payable related party	54,000	4,803
Net cash provided by financing activities	313,034	300,307

NET (DECREASE) INCREASE IN CASH	123,527	(56,931)
CASH, BEGINNING OF PERIOD	226,802	595,987
CASH, END OF PERIOD	$350,329	$539,056

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,503	$22,709

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$66,673	$–
Debt discount from derivative liabilities	$–	$94,321

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

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

Cardiff is an acquisition holding company focused on locating undervalued and undercapitalized companies, primarily in the healthcare industry, and providing them capitalization and leadership to maximize the value and potential of their private enterprises while also providing diversification and risk mitigation for stockholders. All of Cardiff’s operations are conducted through, and its income derived from, its various subsidiaries, which includes:

•	We Three, LLC dba Affordable Housing Initiative (“AHI”), which was acquired on May 15, 2014 and sold on October 31, 2022;

•	Edge View Properties, Inc. (“Edge View”), which was acquired on July 16, 2014;

•	Platinum Tax Defenders (“Platinum Tax”), which was acquired on July 31, 2018; and

•	Nova Ortho and Spine, PLLC (“Nova”), which was acquired on May 31, 2021.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cardiff and its wholly owned subsidiaries AHI, Edge View, Platinum Tax and Nova (collectively, the “Company”). AHI is included in discontinued operations. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported condensed consolidated financial results.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Accounts Receivable

Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible, which was $270,000 and $0 as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had net accounts receivable of $7,446,416 and $6,604,780, respectively. Accounts receivables are primarily generated from subsidiaries in their normal course of business.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized but are evaluated for impairment annually or when indicators of a potential impairment are present. The Company’s impairment testing of goodwill is performed separately from its impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the three months ended March 31, 2023 and 2022, the Company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

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

Healthcare Income

Established billing rates are not the same as actual amounts recovered for the Company’s healthcare subsidiary. They generally do not reflect what the Company is ultimately paid and therefore are not reported in the condensed consolidated financial statements. The Company is typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units (“RVU's”) and a suggested range of charges for each procedure which is then assigned a CPT code.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

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

The Company’s healthcare revenues are generated from professional medical billings including facility and anesthesia services. With respect to facility and anesthesia services, the Company is the primary obligor as the facility and anesthesia services are considered part of one integrated performance obligation. Historically the Company receives 49.9% of collections from total gross billed. Accordingly, the Company recognized net healthcare service revenue as 49.9% of gross billed amounts. Historical collection rates are estimated using the most current prior 12-month historical payment and collection percentages.

The Company’s healthcare subsidiary has contractual medical receivable sales and purchase agreements with third party factors which result in approximately 51% to 56% reduction from the accounts receivables amounts when a receivable is sold to the factors. The Company evaluated the factored adjustments considering the actual factored amounts per patient quarterly, and the reductions from accounts receivable that are factored were recorded in finance charges as other expenses on the consolidated statement of operations.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the condensed consolidated statements of operations and changes in stockholders’ equity. The Company recognized advertising and marketing expense of $38,353 and $127,785 for the three months ended March 31, 2023 and 2022, respectively.

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

Distinguishing Liabilities from Equity

The Company accounts for its series N senior convertible preferred stock and series X senior convertible preferred stock subject to possible redemption in accordance with ASC 480, “Distinguishing Liabilities from Equity”. Conditionally redeemable preferred shares are classified as temporary equity within the Company’s condensed consolidated balance sheet.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

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

As of March 31, 2023 and December 31, 2022, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of March 31, 2023, the Company has an accumulated working capital deficit of approximately $2.7 million. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments -- Credit Losses (Topic 326), Derivatives and hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The Company has adopted this standard effective January 1, 2023, which did not have a material impact to the consolidated financial statements,which resulted in the Company recognizing an allowance for doubtful accounts of $270,000 during the three months ended March 31, 2023.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company's 2021 financial statements on March 31, 2022, management reconsidered the methodology previously applied in its valuation of goodwill and redeemable preferred stocks.

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

In December 2022, the Company identified an error in its classification for its series N senior convertible preferred stock for the acquisition of NOVA as presented in its audited balance sheet as of December 31, 2021. Pursuant to ASC 250, “Accounting changes and error corrections” issued by FASB and SAB 99 “Materiality” issued by SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in $3,125,002 increase to the mezzanine equity and offsetting decrease to the Series N Preferred Stock in subject to possible redemption mezzanine equity line item.

The Company and We3 managers entered into a resignation, release and buyback agreement and addendum, effective October 31, 2022. The Company presented in prior periods operating loss as loss from discontinued operations in the amount of $2,593 on the consolidated statement of operations for the three months ended March 31, 2022.

The Company identified that NOVA’s accounts receivable as presented in its balance sheet as of December 31, 2021, was understated due to an error in the collection utilized to estimate NOVA’s accounts receivable. The impact of this correction on the accounting estimates is reflected in $1,076,000 decrease to accounts receivable as of March 31, 2022 and $1,076,000 increase in finance charges for the three months ended March 31, 2022.

The following table summarizes the impacts of the error corrections on the Company's financial statements for each of the periods presented below:

i. Balance sheet

	Impact of correction of error
March 31, 2022 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	$11,704,750	$3,275,000	$14,979,750

Total liabilities	9,512,586	3,275,000	12,787,586

Mezzanine equity	–	3,125,002	3,125,002

Total shareholders' equity	$2,192,163	$(3,125,002)	$(932,839)

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

ii. Statement of operations

	Impact of correction of error
Three months ended March 31, 2022 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$2,940,994	$(43,844)	$2,897,150
Cost of sales	1,135,702	(19,474)	1,116,228
Gross margin	1,805,292	(24,370)	1,780,922
Operating expense	1,081,928	(22,489)	1,059,439
Income from operations	$723,364	$(1,881)	$721,483
Other income (expense), net	(1,193,196)	(1,071,526)	(2,264,722)
Net loss before discontinued operations	(469,832)	(1,073,407)	(1,543,239)
Loss from discontinued operations	(16,622)	(2,593)	(19,215)
Net loss	$(486,454)	$(1,076,000)	$(1,562,454)
Basic Loss per Share
Continued Operations	(0.01)		(0.01)
Discontinued Operations	0.01		–
Weighted Average Shares Outstanding - Basic Earnings Loss per Share
Continued Operations	166,130,069		128,021,527
Discontinued Operations	166,130,069		128,021,527

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2023	December 31, 2022
Accounts payable	$492,391	$342,330
Accrued credit cards	10,325	45,722
Accrued expense – previously factored liability	954,366	776,414
Accrued income taxes, and other taxes	6,732	6,732
Accrued professional fees	479,609	573,040
Accrued advertising	69,656	69,656
Accrued payroll	57,411	14,292
Accrue expense - other	–	363
Accrued expense - dividend payable	–	210,046
Total	$2,070,490	$2,038,595

The Company is delinquent paying certain income and property taxes. As of March 31, 2023 and December 31, 2022, the balance for these taxes, penalties and interest is $6,732.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

4.	PLANT AND EQUIPMENT, NET

Property and equipment as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
Medical equipment	$96,532	$96,532
Computer Equipment	9,189	9,189
Furniture, fixtures and equipment	30,841	35,974
Leasehold Improvement	15,950	15,950
Total	152,512	157,645
Less: accumulated depreciation	(101,708)	(102,206)
Property and equipment, net	$50,804	$55,439

For the three months ended March 31, 2023 and 2022, depreciation expense was $4,635 and $10,814, respectively.

5.	LAND

As of March 31, 2023 and December 31, 2022, the Company had 27 acres of land valued at approximately $540,000. The land is currently vacant and is expected to be developed into a residential community.

6.	LINE OF CREDIT

At March 31, 2023 and December 31, 2022, the Company had a revolving line of credit with a financial institution for $92,500 which was personally guaranteed by the manager of Platinum Tax. The loan accrues interest at 11.20% at March 31, 2023 and 10.95% at December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company had $20,619 and $0, respectively, of outstanding balance against the line of credit.

7.	RELATED PARTY TRANSACTIONS

From time to time, the previous owner who is currently the manager of Platinum Tax loaned funds to Platinum Tax to cover short term operating needs. Amounts owed as of March 31, 2023 and December 31, 2022 were $90,189 and $37,025, respectively.

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due to previous owners who are current managers Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 as of March 31, 2023 and December 31, 2022.

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of March 31, 2023 and December 31, 2022, the Company owed the Chairman $123,192.

See also Note 14 for compensation paid to employees of the Company.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

8.	NOTES AND LOANS PAYABLE

Notes payable at March 31, 2023 and December 31, 2022, respectively, are summarized as follows:

	March 31, 2023	December 31, 2022
Notes and loans payable	$181,242	$155,598
Less current portion	(36,596)	(15,809)
Long-term portion	$144,646	$139,789

Long-term debt matures as follows:

Amount
2024	$36,596
2025	4,988
2026	4,988
2027	4,988
2028	4,988
Thereafter	124,694
Total	$181,242

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bears interest at 12% per annum and matured on September 12, 2009. The balance of the debenture was $10,989 at March 31, 2023 and December 31, 2022 and the accrued interest was $6,554 and $6,229 at March 31, 2023 and December 31, 2022, respectively. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The Company reclassified $5,723 of accrued interest to the principal amounts for the three months ended March 31, 2023. The principal balance and accrued interest at March 31, 2023 was $149,633 and $0, respectively, and principal and accrued interest at December 31, 2022 was $144,609 and $5,723, respectively.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

9.	CONVERTIBLE NOTES PAYABLE

As of March 31, 2023 and December 31, 2022, the Company had convertible debt outstanding net of amortized debt discount of $3,717,936 and $3,515,752, respectively. During the three months ended March 31, 2023, the Company received net proceeds of $240,000 from convertible notes. During the three months ended March 31, 2022, the Company had proceeds of $550,967 from convertible notes and repaid $5,908 to convertible noteholders. There are debt discounts associated with the convertible debt of $89,147 and $46,798 at March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, the Company recorded amortization of debt discounts of $17,983 and $44,546, respectively. During the three months ended March 31, 2023, the Company converted $58,800 of convertible debt, $5,873 in accrued interest and $2,000 in penalties and fees into 118,682,378 shares of the Company’s common stock. The Company recognized $123,566 of interest expense and additional paid-in capital to adjust fair value for the debt settlement during the three months ended March 31, 2023.

On September 22, 2022, the Company entered into a security exchange and purchase agreement with its largest lender to consolidate all promissory notes held by it and related accrued interest in exchange for (1) one consolidated senior secured convertible promissory note in the amount of $2,600,000 and (2) 375,000 shares of series X senior convertible preferred stock totaling $1,500,000 with a par value of $0.001, stated value of $4.00, convertible into common shares at a 1:1 conversion rate, non-dilutive and non-voting shares. Prior to conversion, all promissory notes with this lender totaled to $4,791,099 consisting of principal of $3,840,448 and accrued interest of $950,651 resulting in a gain on debt consolidation of $1,397,271.

Convertible notes as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	December 31, 2022
Convertible notes payable	$3,807,083	$3,562,550
Discounts on convertible notes payable	(89,147)	(46,798)
Total convertible debt less debt discount	3,717,936	3,515,752
Current portion	3,717,936	3,515,752
Long-term portion	$–	$–

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

The following is a schedule of convertible notes payable as of and for the three months ended March 31, 2023.

Note #	Issuance	Maturity	Principal Balance 12/31/22	New Loan	Principal Conversions	Shares Issued Upon Conversion	Principal Balance 3/31/23	Accrued Interest on Convertible Debt at 12/31/22	Interest Expense On Convertible Debt For the Period Ended 3/31/23	Accrued Interest on Convertible Debt at 3/31/23	Unamortized Debt Discount At 3/31/23
7-1	10/28/2016	10/28/2017	10,000	$–	$(10,000)	23,405,455	$–	$2,263	$–	$–	$–
9	9/12/2016	9/12/2017	50,080	–	–	–	50,080	14,157	2,470	16,627	–
10	1/24/2017	1/24/2018	55,000	–	–	–	55,000	69,876	2,712	72,588	–
10-1	2/10/2023	2/10/2024	–	50,000	–	–	50,000	–	1,007	1,007	–
10-2	3/30/2023	3/30/2024	–	25,000	–	–	25,000	–	10	10	–
29-2	11/8/2019	11/8/2020	36,604	–	–	–	36,604	20,160	2,166	22,326	–
31	8/28/2019	8/28/2020	–	–	–	–	–	8,385	–	8,385	–
37-1	9/3/2020	6/30/2021	113,667	–	–	–	113,667	28,756	5,045	38,801	–
37-2	11/2/2020	8/31/2021	113,167	–	–	–	113,167	27,510	5,023	37,533	–
37-3	12/29/2020	9/30/2021	113,166	–	–	–	113,166	26,474	5,023	36,497	–
38	2/9/2021	2/9/2022	96,000	–	(48,800)	85,276,923	47,200	27,939	3,321	31,260	–
39	4/26/2021	4/26/2022	168,866	–	–	–	168,866	39,684	9,160	48,844	–
40-1	9/22/2022	9/22/23	2,600,000	–	–	10,000,000	2,600,000	71,233	64,110	131,343	–
40-2	11/4/2022	11/4/2023	68,666	–	–	–	68,666	1,072	1,693	2,765	10,253
40-3	11/28/2022	11/28/2023	68,667	–	–	–	68,667	620	1,693	2,313	11,382
40-4	12/21/2022	12/21/2023	68,667	–	–	–	68,667	187	1,693	1,880	12,464
40-5	1/24/2023	1/24/2024	–	90,166	–	–	90,166	–	1,630	1,630	19,387
40-6	3/21/2023	3/21/2024	–	138,167	–	–	138,167	–	379	379	35,661
			$3,562,550	$303,333	$(58,800)	118,682,378	$3,807,083	$338,316	$107,135	$454,188	$89,147

Note 7-1

On October 28, 2016, the Company issued a convertible promissory note in the principal amount of $50,000, which matured on October 28, 2017. Note 7-1 is currently in default and accrues interest at a default interest rate of 20% per annum.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 9

On September 12, 2016, the Company issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on September 12, 2017. Note 9 is currently in default and accrues interest at a default interest rate of 20% per annum.

Notes 10, 10-1 and 10-2

On January 24, 2017, the Company issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. Note 10 is currently in default and accrues interest at a default interest rate of 20% per annum. On February 10, 2023, the Company executed a second tranche under this note in the principal amount of $50,000 (Note 10-1). On March 30, 2023, the Company executed a third tranche under this note in the principal amount of $25,000 (Note 10-2). Notes 10-1 and 10-2 accrue interest at a rate of 15% per annum.

Notes 29, 29-1 and 29-2

On May 10, 2019, the Company issued a convertible promissory note in the principal amount of $150,000. On November 8, 2019, this note (Note 29) was purchased by and assigned to an unrelated party. The amount assigned was the existing principal amount of $150,000 and accrued interest of $5,918 which was issued as Note 29-1, plus a new convertible promissory note in the principal amount of $62,367 which was issued as Note 29-2. Note 29-2 is currently in default and accrues interest at a default interest rate of 24% per annum.

Note 31

On August 28, 2019, the Company issued a convertible promissory note in the principal amount of $120,000, which matured on August 28, 2020. Note 31 is currently in default and accrues interest at a default interest rate of 24% per annum.

Notes 37-1, 37-2 and 37-3

On September 3, 2020, the Company issued a convertible promissory note in the principal amount of $200,000, with an original issue discount of $50,000, which could be drawn in several tranches. On September 3, 2020, the Company executed the first tranche in the principal amount of $67,000, less an original issue discount of $17,000, which matured on June 30, 2021 (Note 37-1). On November 2, 2020, the Company executed the second tranche in the principal amount of $66,500, less an original issue discount of $16,500, which matured on August 31, 2021 (Note 37-2). On December 29, 2020, the Company executed the third tranche in the principal amount of $66,500, less an original issue discount of $16,500, which matured on September 30, 2021 (Note 37-3). Notes 37-1, 37-2 and 27-3 are currently in default and accrue interest at a default interest rate of 18% per annum.

Note 38

On February 9, 2021, the Company issued a convertible promissory note in the principal amount $103,500, which matured on February 9, 2022. Note 38 is currently in default and accrues interest at a default interest rate of 22% per annum.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 39

On April 26, 2021, the Company issued a convertible promissory note in the principal amount $153,500, which matured on May 10, 2022. Note 39 is currently in default and accrues interest at a default interest rate of 22% per annum.

Notes 40-1, 40-2, 40-3, 40-4, 40-5 and 40-6

On September 22, 2022, the Company issued a convertible promissory note in the principal amount of $2,600,000 in exchange for total of $4,791,099 of defaulted promissory notes balances (Note 40-1). On November 4, 2022, the Company executed a second tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-2). On November 28, 2022, the Company executed the third tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-3). On November 28, 2022, the Company executed a fourth tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-4). On January 24, 2023, the Company executed a fifth tranche under this note in the principal amount of $88,6676, less an original issue discount and fee of $25,166 (Note 40-5). On March 21, 2023, the Company executed a sixth tranche under this note in the principal amount of $136,666, less an original issue discount and fee of $39,166 (Note 40-6). All of the Note 40 tranches mature in one year from the note issuance date and accrue interest at a rate of 10% per annum.

10.	CAPITAL STOCK

Preferred Stock

The Company has designated multiple series of preferred stock, including 4 shares of series A preferred stock, 3,000,000 shares of series B preferred stock, 500 shares of series C preferred stock, 800,000 shares of series D preferred stock, 1,000,000 shares of series E preferred stock, 800,000 shares of series F preferred stock, 800,000 shares of series F-1 preferred stock, 500,000,000 shares of series I preferred stock, 10,000,000 shares of series J preferred stock, 10,937,500 shares of series K preferred stock, 100,000,000 shares of series L preferred stock, 3,000,000 shares of series N senior convertible preferred stock, 5,000 shares of series R preferred stock and 5,000,000 shares of series X senior convertible preferred stock.

The following is a description of the rights and preferences of each series of preferred stock.

Redeemable Preferred Stock

The Company recognized the series N senior convertible preferred stock and series X senior convertible preferred stock as mezzanine equity since the redeemable preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

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

Dividend Rights. Holders of series N senior convertible preferred stock are entitled to dividends at a rate per annum of 12.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series N senior convertible preferred stock), such rate shall increase by 8% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common stock at the Company’s discretion. Dividends payable in common stock shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common stock on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date. At March 31, 2023, cumulative dividends on Series N Preferred Stock were $453,654.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

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

Dividend Rights. Holders of series X senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series X senior convertible preferred stock), such rate shall increase by 5% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date. At March 31, 2023, cumulative dividends on Series X Preferred Stock were $93,205.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

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

Preferred Stock Transactions

The Company had no preferred stock transactions during the three months ended March 31, 2023 and 2022.

Common Stock

During the three months ended March 31, 2023, the Company issued 118,682,378 shares of common stock upon conversion of certain convertible notes.

The Company did not issue any shares of common stock during the three months ended March 31, 2022.

11.	WARRANTS

The table below sets forth warrant activity for the three months ended March 31, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2023	235,557,856	$0.015
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at March 31, 2023	235,557,856	0.015
Warrants Exercisable at March 31, 2023	235,557,856	$0.015

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

12.	DISCONTINUED OPERATIONS

The Company and the managers of AHI entered into a resignation, release and buyback agreement and addendum, effective October 31, 2022, pursuant to which the managers purchased AHI in exchange for returning 175,045 shares of series F preferred stock. There was a loss on disposal in the amount of $217,769 on October 31, 2022, which represented net assets and liabilities at the time of sale back.

The Company had no net liabilities of discontinued operations at March 31, 2023 and December 31, 2022. The Company had $0 and $19,215 of loss from discontinued operations for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022

Gain (Loss) from discontinued operations
Revenue	$–	$43,844
Cost of sales	–	(19,474)
Selling, general and administrative expenses	–	(1,881)
Interest expense of Red Rock Investor Note	–	(16,622)
Loss on divestiture of AHI subsidiary	–	(2,593)
Gain no change in estimate	–	(4,474)
Loss from discontinued operations	$–	$(19,215)

13.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

The following table shows the Company’s goodwill balances by reportable segment. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the three months ended March 31, 2023 and 2022, the Company had no goodwill impairment.

The following table shows goodwill balances by reportable segment:

	Healthcare	Total
Carrying value at December 31, 2022	$5,666,608	$5,666,608
Accumulated impairment	–	–
Carrying value at March 31, 2023	$5,666,608	$5,666,608

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES

Leases

ASC 842, “Leases”, requires that a lessee recognize the assets and liabilities that arise from operating leases, A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transaction, lessees and lessors are required to recognize and measure leases at either the effective date (the “effective date method”) or the beginning of the earliest period presented (the “comparative method”) using a modified retrospective approach. Under the effective date method, the Company’s comparative period reporting is unchanged. In contrast, under the comparative method, the Company’s date of initial application is the beginning of the earliest comparative period presented, and the Topic 842 transition guidance is then applied to all comparative periods presented. Further, under either transition method, the standard includes certain practical expedients intended to ease the burden of adoption. The Company adopted ASC 842, January 1, 2020, using the effective date method and elected certain practical expedients allowing the Company not to reassess:

•	whether expired or existing contracts contain leases under the new definition of a lease;

•	lease classification for expired or existing leases; and

•	whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

The Company also made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company recorded operating lease expense of $77,852 and $134,000 for the three months ended March 31, 2023 and 2022, respectively.

The Company has operating leases with future commitments as follows:

March 31,	Amount
2024	$140,777
2025	55,408
Total	$196,185

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Employees

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chief Executive Officer based on his employment agreement since July 1, 2020, of which currently 50% is paid in cash and 50% is accrued. The total outstanding accrued compensation as of March 31, 2023 and December 31, 2022 were $1,935,500 and $1,870,500, respectively.

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chairman of the Board based on his employment agreement since July 1, 2020, of which currently 50% is paid in cash and 50% is accrued. The total outstanding accrued compensation as of December 31, 2022 and December 31, 2021 were $1,952,000 and $1,863,000, respectively.

The Company agreed to pay $156,000 per year to the previous Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of March 31, 2023 and December 31, 2022 was $17,057.

The Company entered into a Management Agreement effective May 31, 2021 for compensation to the principals of Nova in the form of an annual base salaries of $372,000 to one of the three doctors, $450,000 to the second, and $372,000 to the third doctor. Collectively, as a group, such principals will receive an annual cash bonus and stock equity set forth below, which will be conditioned upon the Company achieving 100% of the annual objectives of financial performance goals as set forth below.

Year	Minimum Annual Nova EBITDA	Cash Annual Bonus	Series J Preferred Stock
2022	$2.0M	$120,000	120,000 Shares
2022	$2.4M	$150,000	135,000 Shares
2023	$3.7M	$210,000	150,000 Shares
2024	$5.5M	$300,000	180,000 Shares
2025	$8.0M	$420,000	210,000 Shares

15.	LEGAL PROCEEDINGS

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

16.	INCOME TAXES

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2023 and 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

At March 31, 2023 and December 31, 2022, the Company had federal and state net operating loss carry forwards of approximately $22,429,214 that expire in various years through the year 2039.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

17.	SEGMENT REPORTING

The Company has four reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

(1)	Tax Resolution Services (Platinum Tax)

(2)	Real Estate (Edge View)

(3)	Healthcare (Nova)

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

The Real Estate segment consists of Edge View, a real estate company that owns five (5) acres zoned medium density residential (MDR) with 12 lots already platted, six (6) acres zoned high-density residential (HDR) that can be platted in various configurations to meet current housing needs, and twelve (12) acres zoned in Lemhi County as Agriculture that is available for further annexation into the City of Salmon for development, as well as a common area for landowners to view wildlife, provide access to the Salmon River and fishing in a two (2) acre pond.

The Healthcare segment provides a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves.

	March 31, 2023	December 31, 2022
Assets:
Financial Services	$8,673	$8,577
Healthcare	13,595,507	12,692,531
Real Estate	592,461	592,557
Others	87,944	59,692
Consolidated assets	$14,284,585	$13,353,357

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenues:
Financial Services	$154,399	$464,843
Healthcare	2,706,399	2,432,307
Consolidated revenues	$2,860,798	$2,897,150

Cost of Sales:
Financial Services	$26,829	$212,446
Healthcare	956,295	903,782
Consolidated cost of sales	$983,124	$1,116,228

Loss from operations from subsidiaries
Financial Services	$(43,987)	$(101,481)
Healthcare	1,278,239	1,303,348
Real Estate	(97)	(825)
Income from operations from subsidiaries	$1,234,155	$1,201,042

Loss from operations from Cardiff Lexington	$(520,594)	$(479,559)
Total income from operations	$713,562	$721,483

Loss before taxes
Financial Services	$(45,490)	$(101,773)
Healthcare	817,098	(797,140)
Real Estate	(97)	(825)
Corporate, administration and other non-operating expenses	(787,502)	(662,716)
Consolidated loss before taxes	$(15,991)	$(1,562,454)

18.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to March 31, 2023 to the date these condensed consolidated financial statements were issued and determined there was subsequent events or transactions the required recognition or disclosure in these consolidated financial statements.

On May 25, 2023, the Company issued 3,150 shares of Series B Preferred Stock to Zia Choe, Interim Chief Financial Officer. These shares were fully vested upon grant.

On June 5, 2023, the Company executed a seventh tranche under Convertible Note 40 in the principal amount of $136,667, less original issue discount and fee of $39,167.

On June 22, 2023, 8,200,562 shares of series K preferred stock were cancelled in connection with terminated acquisition of Red Rock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

•	Healthcare Business. Nova Ortho and Spine, PLLC, or Nova, which we acquired May 31, 2021, operates a group of regional primary specialty and ancillary care facilities throughout Florida that provide traumatic injury victims with primary care evaluations, interventional pain management, and specialty consultation services. We focus on plaintiff related care are and a highly efficient provider of emergency medical condition, or EMC, assessments. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. From sports injuries, to sprains, strains, and fractures, our doctors are dedicated to helping patients return to active lifestyles.

•	Financial Services (Tax Resolution) Business. Platinum Tax Defenders, or Platinum Tax, which we acquired on July 31, 2018, is a full-service tax resolution firm located in Los Angeles, California. Since 2011, we have been assisting all types of taxpayers resolve any and all issues with the IRS and applicable state tax agencies. We provide fee-based tax resolution services to individuals and companies that have federal and state tax liabilities by assisting clients to settle outstanding tax debts.

•	Real Estate Business. Edge View Properties, Inc., or Edge View, which we acquired on July 16, 2014, is a real estate company that owns five (5) acres zoned medium density residential (MDR) with 12 lots already platted, six (6) acres zoned high-density residential (HDR) that can be platted in various configurations to meet current housing needs, and twelve (12) acres zoned in Lemhi County as Agriculture that is available for further annexation into the City of Salmon for development, as well as a common area for landowners to view wildlife, provide access to the Salmon River and fishing in a two (2) acre pond. Salmon is known as Idaho’s premier whitewater destination as well as one of the easier accesses to the Frank Church Wilderness Area - the largest wilderness in the lower 48 states. Salmon’s airport has service to Boise, Idaho and serves as a hub to access whitewater rafting start points and wilderness landing strips. Management has invested years working to develop a new and exciting housing development in Salmon, Idaho and plans to enter into a joint venture agreement with a developer for this planned concept development.

We previously owned We Three, LLC dba Affordable Housing Initiative, or AHI, which was acquired on May 15, 2014 and sold on October 31, 2022. AHI leased and sold mobile homes and also provided a “lease to own” option.

Segments

During the three months March 31, 2023 and 2022, we had four reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

(1)	Financial Services (Platinum Tax)

(2)	Healthcare (Nova)

(3)	Real Estate (Edge View)

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

The Real Estate segment consists of Edge View, a real estate company that owns five (5) acres zoned medium density residential (MDR) with 12 lots already platted, six (6) acres zoned high-density residential (HDR) that can be platted in various configurations to meet current housing needs, and twelve (12) acres zoned in Lemhi County as Agriculture that is available for further annexation into the City of Salmon for development, as well as a common area for landowners to view wildlife, provide access to the Salmon River and fishing in a two (2) acre pond.

Discontinued Operations

We and the managers of AHI entered into a resignation, release and buyback agreement and addendum, effective October 31, 2022, pursuant to which the managers purchased AHI in exchange for returning 175,045 shares of series F preferred stock. There was a loss on disposal in the amount of $217,769 on October 31, 2022, which represented net assets and liabilities at the time of sale back.

We had no net liabilities of discontinued operations at March 31, 2023 and December 31, 2022. We had $0 and $19,215 of loss from discontinued operations for the three months ended March 31, 2023 and 2022, respectively.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended March 31, 2023 and 2022, both in dollars and as a percentage of our revenue.

	March 31, 2023		March 31, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Financial services	$154,399	5.40%	$464,843	16.04%
Healthcare	2,706,399	94.60%	2,432,307	83.96%
Total revenue	2,860,798	100.00%	2,897,150	100.00%
Cost of sales
Financial services	26,829	0.94%	212,446	7.33%
Healthcare	956,295	33.43%	903,782	31.20%
Total cost of sales	983,124	34.37%	1,116,228	38.53%
Gross profit	1,877,674	65.63%	1,780,922	61.47%
Operating expenses
Depreciation expense	4,635	0.16%	5,783	0.20%
Selling, general and administrative	1,159,478	40.53%	1,053,656	36.37%
Total operating expenses	1,164,113	40.69%	1,059,439	36.57%
Income from operations	713,561	24.94%	721,483	24.90%
Other income (expense)
Other income	205	0.01%	–	–
Gain on forgiveness of debt	390	0.01	–	–
Penalties and fees	(15,000)	(0.52)%	–	–
Interest expense and finance charge	(695,164)	(24.30)%	(2,220,176)	(76.63)%
Conversion cost penalty and reimbursement	(2,000)	(0.07)%	–	–
Amortization of debt discounts	(17,983)	(0.63)%	(44,546)	(1.54)%
Total other income (expense)	(729,552)	(25.50)%	(2,264,722)	(78.17)%
Net loss before discontinued operations	(15,991)	(0.56)%	(1,543,239)	(53.27)%
Loss from discontinued operations	–	–	(19,215)	(0.66)%
Net loss	$(15,991)	(0.56)%	$(1,562,454)	(53.93)%
Deemed dividends on preferred stock	(336,811)	(11.77)%	–	–
Net loss attributable to common shareholders	$(352,802)	(12.33)%	–	–

Revenue. Our total revenue decreased by $36,352, or 1.25%, to $2,860,798 for the three months ended March 31, 2023 from $2,897,150 for the three months ended March 31, 2022. Such decrease was primarily due to decreases in revenue from the financial services, offset by an increase in revenue from the healthcare segment.

The financial services segment generates revenue through the provision of tax resolution services to individuals and business owners. Revenue from the financial services segment decreased by $310,444, or 66.78%, to $154,399 for the three months ended March 31, 2023 from $464,843 for the three months ended March 31, 2022. Such decrease was primarily due to the loss of leads from the discontinued service with Optima Tax Relief, which affected the significant revenue reduction in the tax resolution business.

The healthcare segment generates revenue through a full range of diagnostic and surgical services. Revenue from the healthcare services segment increased by $274,092, or 11.27%, to $2,706,399 for the three months ended March 31, 2023 from $2,432,307 for the three months ended March 31, 2022. Such increase was primarily due to increased Personal Injury Protection (PIP) services.

Cost of sales. Our total cost of sales decreased by $133,104, or 11.92%, to $983,124 for the three months ended March 31, 2023 from $1,116,228 for the three months ended March 31, 2022. Such decrease was primarily due a decrease from the financial service segment, offset by an increase from the healthcare segment. As a percentage of revenue, our total cost of sales was 34.37% and 38.53% for the three months ended March 31, 2023 and 2022, respectively.

Cost of sales for the financial services segment consists of advertising, contract labor and merchant fees. Cost of sales for the financial services segment decreased by $185,617, or 87.37%, to $26,829 for the three months ended March 31, 2023 from $212,446 for the three months ended March 31, 2022. As a percentage of financial services revenue, cost of sales was 17.38% and 45.70% for the three months ended March 31, 2023 and 2022, respectively. Such decrease was generally in line with the decrease in revenue from this segment.

Cost of sales for the healthcare segment consists of surgical center fees, physician and professional fees, salaries and wages and medical supplies. Cost of sales from the healthcare services segment increased by $52,513, or 5.81%, to $956,295 for the three months ended March 31, 2023 from $903,782 for the three months ended March 31, 2022. As a percentage of healthcare revenue, cost of sales was 35.33% and 37.16% for the three months ended March 31, 2023 and 2022, respectively. This slight increase was primarily due to increased labor costs.

Gross profit. As a result of the foregoing, our total gross profit increased by $96,752, or 5.43%, to $1,877,674 for the three months ended March 31, 2023 from $1,780,922 for three months ended March 31, 2022. Our total gross margin (percent of revenue) was 65.63% and 61.47% for three months ended March 31, 2023 and 2022, respectively.

Gross profit for the financial services segment decreased by $124,827, or 49.46%, to $127,570 for the three months ended March 31, 2023 from $252,397 for the three months ended March 31, 2022. Gross margin (percent of revenue) for the financial services segment was 82.62% and 54.30% for the three months ended March 31, 2023 and 2022, respectively.

Gross profit for the healthcare services segment increased by $221,579, or 14.5%, to $1,750,104 for the three months ended March 31, 2023 from $1,528,525 for the three months ended March 31, 2022. Gross margin (percent of revenue) for the healthcare segment was 64.67% and 62.84% for the for the three months ended March 31, 2023 and 2022, respectively.

Depreciation expense. Our depreciation expense was $4,635, or 0.16% of revenue, for the three months ended March 31, 2023, as compared to $5,783, or 0.20% of revenue, for the three months ended March 31, 2022.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries and bonuses plus related payroll taxes, advertising expenses, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses increased by $105,822, or 10.04%, to $1,159,478 for the three months ended March 31, 2023 from $1,053,656 for the three months ended March 31, 2022. As a percentage of revenue, our selling, general and administrative expenses were 40.69% and 36.37% for the three months ended March 31, 2023 and 2022, respectively. Such increase was primarily due to the bad debt expense for allowances for doubtful accounts relating to our healthcare services business.

Total other income (expense). We had $729,552 in total other expense, net, for the three months ended March 31, 2023, as compared to other expense, net, of $2,264,722 for the three months ended March 31, 2022. Other expense, net, for the three months ended March 31, 2023 consisted of interest expense and finance charges of $695,164, amortization of debt discounts of $17,983, financing penalties and fees of $15,000 and conversion cost penalty and reimbursement related to convertible note of $2,000, offset by other income of $595. Other expense, net, for the three months ended March 31, 2022 consisted of interest expense and finance charges of $2,220,176 and amortization of debt discounts of $44,546.

Discontinued operations. For the three months ended March 31, 2023 and 2022, we recorded a loss from discontinued operations of $0 and $19,215, respectively.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $15,991 for the three months ended March 31, 2023, as compared to net loss of $1,562,454 for the three months ended March 31, 2022, an increase of $1,546,463, or 98.98%.

Liquidity and Capital Resources

As of March 31, 2023, we had $350,329 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities from continuing operations	$(189,507)	$(376,453)
Net cash from discontinued operations	–	19,215
Net cash provided by financing activities	313,034	300,307
Net change in cash	123,527	(56,931)
Cash and cash equivalents at beginning of period	226,802	595,987
Cash and cash equivalents at end of period	$350,329	$539,056

Our net cash used in operating activities from continuing operations was $189,507 for the three months ended March 31, 2023, as compared to $376,453 for the three months ended March 31, 2022. For the three months ended March 31, 2023, our net loss of $15,991, an increase in bad debt expense of $270,000, fair value settled upon conversion of $123,566, accounts payable and accrued expenses of $241,945, an increase in accrued officer’s compensation of $154,000 and an increase in accrued interest of $123,074, offset by an in accounts receivable of $1,111,636, were the primary drivers for the cash used in operations. For the three months ended March 31, 2022, our net loss of $1,562,454 and a increase in accounts receivable of $343,840, offset by increased accounts payable and accrued expense of $569,508 and an increase in accrued officers’ compensation of $120,000, were the primary drivers for the cash used in operations.

We had no investing activities for the three months ended March 31, 2023 and 2022.

Our net cash provided by financing activities was $313,034 for the three months ended March 31, 2023, as compared to $300,307 for the three months ended March 31, 2023. Net cash provided by operating activities for the three months ended March 31, 2023 consisted of proceeds from convertible notes payable of $240,000, proceeds from related party notes payable of $54,000 and proceeds from line of credit of $37,000, offset by repayments of line of credit of $16,381, payment of related party notes payable of $835 and payment of the SBA loan described below of $750. Net cash provided by financing activities for the three months ended March 31, 2022 consisted of proceeds from convertible notes payable of $405,730 and proceeds from related party notes payable of $4,803, offset by preferred stock dividends of $102,746, repayment of convertible notes payable of $5,908, payment of related party notes payable of $816 and payment of the SBA loan described below of $756.

Convertible Notes

As of March 31, 2023, we had convertible debt outstanding net of amortized debt discount of $3,717,936. During the three months ended March 31, 2023, we received net proceeds of $240,000 from convertible notes and converted $58,800 of convertible debt, $5,873 in accrued interest and $1,390 in penalties and fees into 118,682,378 shares of common stock. The Company recognized $123,566 of interest expense and additional paid-in capital to adjust fair value for the debt settlement during the three months ended March 31, 2023. For the three months ended March 31, 2023 and 2022, we recorded amortization of debt discounts of $17,983 and $44,546, respectively.

The following is a schedule of convertible notes payable outstanding as of March 31, 2023:

Note #	Issuance Date	Maturity Date	Principal Balance	Accrued Interest	Unamortized Debt Discount
9	09/12/2016	09/12/2017	50,080	16,627	–
10	01/24/2017	1/24/2018	55,000	72,588	–
10-1	02/10/2023	02/10/2024	50,000	1,007	–
10-2	03/30/2023	03/30/2024	25,000	10
29-2	11/08/2019	11/08/2020	36,604	22,326	–
31	08/28/2019	08/28/2020	–	8,385	–
37-1	09/03/2020	06/30/2021	113,666	38,801	–
37-2	11/02/2020	08/31/2021	113,167	37,533	–
37-3	12/29/2020	09/30/2021	113,167	36,497	–
38	02/09/2021	02/09/2022	47,200	31,260	–
39	04/26/2021	04/26/2022	168,866	48,844	–
40-1	09/22/2022	09/22/2023	2,600,000	131,342	–
40-2	11/04/2022	11/04/2023	68,666	2,765	10,253
40-3	11/28/2022	11/28/2023	68,667	2,313	11,382
40-4	12/21/2022	12/21/2023	68,667	1,880	12,464
40-5	01/24/2023	01/24/2024	90,166	1,630	19,387
40-6	03/21/2023	03/21/2024	138,167	379	35,661
			$3,807,083	$454,578	$89,147

Note 9. On September 12, 2016, we issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on September 12, 2017. Note 9 is currently in default and accrues interest at a default interest rate of 20% per annum.

Notes 10, 10-1 and 10-2. On January 24, 2017, we issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. Note 10 is currently in default and accrues interest at a default interest rate of 20% per annum. On February 10, 2023, we executed a second tranche under this note in the principal amount of $50,000 (Note 10-1). On March 30, 2023, we executed a third tranche under this note in the principal amount of $25,000 (Note 10-2). Notes 10-1 and 10-2 accrue interest at a rate of 15% per annum.

Note 29-2. On May 10, 2019, we issued a convertible promissory note in the principal amount of $150,000. On November 8, 2019, this note (Note 29) was purchased by and assigned to an unrelated party. The amount assigned was the existing principal amount of $150,000 and accrued interest of $5,917.81, which was issued as Note 29-1, plus a new convertible promissory note in the principal amount of $62,367.12, which was issued as Note 29-2. Note 29-2 is currently in default and accrues interest at a default interest rate of 24% per annum.

Note 31. On August 28, 2019, we issued a convertible promissory note in the principal amount of $120,000, which matured on August 28, 2020. Note 31 is currently in default and accrues interest at a default interest rate of 24% per annum.

Notes 37-1, 37-2 and 37-3. On September 3, 2020, we issued a convertible promissory note in the principal amount of $200,000, with an original issue discount of $50,000, which could be drawn in several tranches. On September 3, 2020, we executed the first tranche in the principal amount of $67,000, less an original issue discount of $17,000, which matured on June 30, 2021 (Note 37-1). On November 2, 2020, we executed the second tranche in the principal amount of $66,500, less an original issue discount of $16,500, which matured on August 31, 2021 (Note 37-2). On December 29, 2020, we executed the third tranche in the principal amount of $66,500, less an original issue discount of $16,500, which matured on September 30, 2021 (Note 37-3). Notes 37-1, 37-2 and 27-3 are currently in default and accrue interest at a default interest rate of 18% per annum.

Note 38. On February 9, 2021, we issued a convertible promissory note in the principal amount $103,500, which matured on February 9, 2022. Note 38 is currently in default and accrues interest at a default interest rate of 22% per annum.

Note 39. On April 26, 2021, we issued a convertible promissory note in the principal amount $153,500, which matured on May 10, 2022. Note 39 is currently in default and accrues interest at a default interest rate of 22% per annum.

Notes 40-1, 40-2, 40-3, 40-4, 40-5 and 40-6. On September 22, 2022, we issued a convertible promissory note in the principal amount of $2,600,000 in exchange for total of $4,791,099 of defaulted promissory notes balances (Note 40-1). On November 4, 2022, we executed a second tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-2). On November 28, 2022, we executed the third tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-3). On November 28, 2022, we executed a fourth tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-4). On January 24, 2023, we executed a fifth tranche under this note in the principal amount of $88,667, less an original issue discount and fee of $25,166 (Note 40-5). On March 21, 2023, we executed a sixth tranche under this note in the principal amount of $136,666, less an original issue discount and fee of $39,166 (Note 40-6). All of the Note 40 tranches mature in one year from the note issuance date and accrue interest at a rate of 10% per annum.

Line of Credit

In February 2018, we entered into a revolving line of credit with a financial institution for $92,500 which was personally guaranteed by the manager of Platinum Tax. The loan accrues interest at 11.20% as of March 31, 2023. As of March 31, 2023, the outstanding balance was $20,619.

Small Business Administration Loan

On June 2, 2020, we obtained a loan from the U.S. Small Business Administration, or SBA, in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. We reclassified $5,723 of accrued interest to the principal amount for the three months ended March 31, 2023. The principal balance and accrued interest at March 31, 2023 was $149,633 and $0, respectively.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bears interest at 12% per annum and matured on September 12, 2009. The balance of the debenture was $10,989 at March 31, 2023 and the accrued interest was $6,554. We assigned all of our receivables from consumer activations of our rewards program as collateral on this debenture.

Related Party Loans

From time to time, the previous owner and current manager of Platinum Tax loaned funds to Platinum Tax to cover short term operating needs. The amount owed as of March 31, 2023 was $90,189.

In connection with the acquisition of Edge View on July 16, 2014, we assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 as of March 31, 2023.

We have obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of March 31, 2023, we owed the Chairman $123,192.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, or the SEC, on June 6, 2023.

Off Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we are still in the process of remediating as of March 31, 2023, our disclosure controls and procedures were not effective. Specifically, we did not design and maintain effective controls related to separation of duties as it relates to the preparation and review of financial statements and monitoring, documenting over internal control procedures and environment. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the description of these weaknesses.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have evaluated the material weakness described above and our management and board of directors are committed to the design and successful implementation of internal control over financial reporting as promptly as possible. We currently plan to evaluate our updated internal controls design and determine whether the controls have operated effectively during the year ended of 2023 in order to fully remediate the aforementioned material weakness in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2023, we continued to implement the following remedial procedures:

•	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

•	We plan to implement proper documentation procedures for key functional areas, control objectives and our workflows.

•	We plan to reinforce effective compensating controls can improve the design of the current process with limited human resources.

•	We plan to develop a more comprehensive review process over our accounting policies and procedures to ensure that all required disclosures are included in our consolidated financial statements.

•	We plan to perform a review of key business process controls related to high-risk financial statement accounts, such as revenue, accounts receivables, convertible notes, and significant transactions, which resulted in addition of newly developed documented control activities, in order to mitigate material weakness and strengthen the overall control environments.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable, but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in Internal Control Over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended March 31, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended March 31, 2023.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation Cardiff Lexington Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on June 6, 2023)
3.2	Certificate of Designation of Series N Senior Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.3	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.1	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to SILAC Insurance Company on May 21, 2021 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on June 6, 2023)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 29, 2023	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Zia Choe
Name: Zia Choe
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

