Form 10-Q
period 2023-06-30
Cardiff Lexington Corp
filed 2023-10-25
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49709

CARDIFF LEXINGTON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	84-1044583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3753 Howard Hughes Parkway, Suite 200, Las Vegas, NV	89169
(Address of principal executive offices)	(Zip Code)

844-628-2100
(Registrant’s telephone number, including area code)

3200 Bel Air Drive, Las Vegas, NV 89109

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

As of June 30, 2023, there were 943,475,613 shares of common stock of the registrant issued and outstanding.

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended June 30, 2023

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022 (Audited)	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 (Unaudited) and 2022 (Unaudited and restated)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the Six Months Ended June 30, 2023 (Unaudited) and 2022 (Unaudited and restated)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 (Unaudited) and 2022 (Unaudited and restated)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	June 30, 2023	December 31, 2022

ASSETS
Current assets
Cash	$411,209	$226,802
Accounts receivable-net	9,193,529	6,604,780
Prepaid and other current assets	5,000	5,000
Total current assets	9,609,738	6,836,582

Property and equipment, net	47,438	55,439
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use - assets	153,933	218,926
Due from related party	4,979	4,979
Other assets	30,823	30,823
Total assets	$16,053,519	$13,353,357

LIABILITIES, MEZZANINE EQUITY AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$2,522,332	$2,038,595
Accrued expenses - related parties	4,084,557	3,750,557
Accrued interest	590,144	350,267
Right of use - liability	126,752	142,307
Due to director & officer	123,192	123,192
Notes payable	24,724	15,809
Notes payable - related party	156,384	37,024
Convertible notes payable, net of debt discounts of $100,347 and $46,797, respectively	3,868,068	3,515,752
Total current liabilities	11,496,153	9,973,503

Other liabilities
Notes payable	144,594	139,789
Operating lease liability – long term	32,205	84,871
Total liabilities	11,672,952	10,198,163

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 868,058shares issued and outstanding at June 30, 2023 and December 31, 2022	3,682,537	3,125,002
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value $4.00, 375,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,615,068	1,500,000
Total Mezzanine Equity	5,297,605	4,625,002

Stockholders' equity (deficit)
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 2,134,478 and 2,131,328 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	8,537,912	8,525,313
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value $4.00, 122 shares issued and outstanding at June 30, 2023 and December 31, 2022	488	488
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 150,750 shares issued and outstanding at June 30, 2023 and December 31, 2022	603,000	603,000
Series F-1 Preferred Stock - 800,000 shares authorized, $0.001 par value, stated value $4.00, 35,752 shares issued and outstanding at June 30, 2023 and December 31, 2022	143,008	143,008
Series I Preferred Stock - 500,000,000 shares authorized, $0.001 par value, 14,885,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	59,540,000	59,540,000
Series J Preferred Stock - 10,000,000 shares authorized, $0.001 par value, stated value $4.00, 1,713,584 shares issued and outstanding at June 30, 2023 and December 31, 2022	6,854,336	6,854,336
Series L Preferred Stock - 100,000,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,277,972	1,277,972
Series R Preferred Stock - 5,000 shares authorized, $0.001 par value, stated value of $1,200, 165 shares issued and outstanding at June 30, 2023 and December 31, 2022	198,000	198,000
Common Stock - 7,500,000,000 shares authorized, $0.001 par value; 943,475,613 and 789,796,735 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	943,475	824,793
Additional paid-in capital	(8,497,309)	(8,581,265)
Accumulated deficit	(70,517,920)	(70,855,453)
Total stockholders' equity (deficit)	(917,038)	(1,469,808)
Total liabilities, mezzanine equity and stockholders' equity	$16,053,519	$13,353,357

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022 (Restated)	2023	2022 (Restated)
REVENUE
Financial Services	$118,304	$472,014	$272,703	$936,857
Healthcare	3,364,506	2,619,218	6,070,905	5,051,525
Total revenue	3,482,810	3,091,232	6,343,608	5,988,382

COST OF SALES
Financial Services	21,297	112,776	48,126	325,222
Healthcare	1,081,689	983,842	2,037,983	1,887,624
Total cost of sales	1,102,986	1,096,618	2,086,109	2,212,846

GROSS PROFIT	2,379,824	1,994,614	4,257,499	3,775,536

OPERATING EXPENSES
Depreciation expense	3,365	5,783	8,000	11,566
Selling, general and administrative	670,289	866,213	1,829,768	1,940,477
Total operating expenses	673,654	871,996	1,837,768	1,952,043

INCOME FROM OPERATIONS	1,706,170	1,122,618	2,419,731	1,823,493

OTHER INCOME (EXPENSE)
Other income	–	8	205	8
Gain on forgiveness of debt	–	–	390	–
Interest expense and finance charge	(844,459)	(1,035,811)	(1,539,623)	(3,255,987)
Conversion cost penalty and reimbursement	–	–	(2,000)	–
Penalties and fees	(15,000)	–	(30,000)	–
Amortization of debt discounts	(30,633)	(111,706)	(48,616)	(156,252)
Total other income (expenses)	(890,092)	(1,147,509)	(1,619,644)	(3,412,231)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	816,078	(24,891)	800,087	(1,588,738)

LOSS FROM DISCONTINUED OPERATIONS	–	(36,935)	–	(35,542)

NET INCOME (LOSS) FOR THE PERIOD	$816,078	$(61,826)	$800,087	$(1,624,280)
DEEMED DIVIDENDS ON PREFERRED STOCK	(125,744)	–	(462,555)	–
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$690,334	$(61,826)	$337,532	$(1,624,280)

BASIC INCOME (LOSS) PER SHARE
Continuing operations	$0.00	(0.00)	0.00	(0.01)
Discontinued operations	$0.00	(0.00)	0.00	(0.00)

DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$0.00	(0.00)	0.00	(0.00)
Discontinued operations	$0.00	(0.00)	0.00	(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES – CONTINUED AND DISCONTINUED OPERATIONS	930,254,713	166,130,069	901,781,592	166,130,069
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES – CONTINUED AND DISCONTINUED OPERATIONS	14,435,802,103	166,130,069	17,836,079,282	166,130,069

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Preferred Stock Series A, K and I		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Stock Series C and R		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2021 (Restated)	23,085,563	$59,548,201	3,595,952	$14,383,808	287	$198,488	(619,345)	$(4,967,686)
Distribution of dividend	–	–	–	–	–			–
Net loss	–	–	–	–	–	–	–	–
Balance, June 30, 2022 (Restated)	23,085,563	$59,548,201	3,595,952	$14,383,808	287	$198,488	(619,345)	$(4,967,686)

Balance December 31, 2022	14,885,001	$59,540,000	4,350,907	$17,403,628	287	$198,488	–	–
Conversion of convertible notes payable	–	–	–	–	–	–	–	–
Distribution of dividend	–	–	–	–	–	–	–	–
Issuance of preferred stock series B	–	–	3,150	12,600	–	–	–	–
Net income	–	–	–	–	–	–	–	–
Balance, June 30, 2023	14,885,001	$59,540,000	4,354,057	$17,416,228	287	$198,488	–	$–

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021 (Restated)	166,130,069	$167,421	$(3,479,126)	$(65,118,744)	$732,361
Distribution of dividend	–	–	–	(100,476)	(100,476)
Net loss	–	–	–	(1,624,280)	(1,624,280)
Balance, June 30, 2022 (Restated)	166,130,069	$167,421	$(3,479,126)	$(66,843,500)	$(992,395)

Balance December 31, 2022	824,793,235	$824,793	$(8,581,264)	$(70,855,453)	$(1,469,808)
Conversion of convertible notes payable	118,682,378	118,682	71,555	–	190,237
Accrued dividend	–	–	–	(462,554)	(462,554)
Issuance of preferred stock series B	–	–	12,400	–	25,000
Net income	–	–	–	800,087	800,087
Balance, June 30, 2023	943,475,613	$943,475	$(8,497,308)	$(70,517,920)	$(917,038)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$800,087	$(1,624,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,000	21,628
Amortization of loan discount	48,616	156,252
Gain on forgiveness of debt	(390)	–
Other noncash items, net	–	(28,271)
Bad debt	270,000	–
Fair value settled upon conversion	123,566	–
Conversion and note issuance cost	7,000	–
Share issuance for service rendered	25,000	–
Increase (decrease) in:
Accounts receivable	(2,858,749)	(192,425)
Right of use – assets	64,993	(38,823)
Prepaid expenses and other current assets	–	8,000
Increase (decrease) in:
Accounts payable and accrued expense	693,788	699,107
Accrued officer’s compensation	334,000	240,000
Due from related parties	–	3,988
Accrued interest	248,137	252,634
Right of use – liabilities	(68,221)	29,015)
Net cash used in operating activities - continuing operations	(304,173)	(473,175)

Net cash provided by operating activities - discontinued operations	–	35,542

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	355,500	555,730
Repayment of convertible notes payable	–	(5,908)
Payment of SBA loan	–	(1,520)
Dividend on preferred stock	–	(100,477)
Proceeds from line of credit	43,880	–
Repayment of line of credit	(30,160)	–
Payment of notes payable related party	(5,336)	(5,065)
Proceeds from notes payable related party	124,696	7,948
Net cash provided by financing activities	488,580	450,708

NET INCREASE IN CASH	184,407	13,075
CASH, BEGINNING OF PERIOD	226,802	595,987
CASH, END OF PERIOD	$411,209	$609,062

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,044	$46,098

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$66,673	$–
Proceeds from related party	$–	$3,987

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Princsiples of Consolidation

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

Accounts Receivable

Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible, which was $270,000 and $0 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had net accounts receivable of $9,193,529 and $6,604,780, respectively. Accounts receivables are primarily generated from subsidiaries in their normal course of business.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized but are evaluated for impairment annually or when indicators of a potential impairment are present. The Company’s impairment testing of goodwill is performed separately from its impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the six months ended June 30, 2023 and 2022, the Company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the condensed consolidated statements of operations and changes in stockholders’ equity. The Company recognized advertising and marketing expense of $133,326 and $82,269 for the three months ended June 30, 2023 and 2022, respectively. The Company recognized advertising and marketing expense of $171,679 and $210,054 for the six months ended June 30, 2023 and 2022, respectively.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

As of June 30, 2023 and December 31, 2022, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

Income (Loss) per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, warrants, and debts convertible into common stock. The dilutive effect of stock options and warrants are reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The diluted effect of debt convertibles is reflected utilizing the if converted method.

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has negative working capital and an accumulated deficit. These factors raise substantial doubts about the Company’s ability to continue as a going concern. As of June 30, 2023, the Company has an accumulated working capital deficit of approximately $1.9 million. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments -- Credit Losses (Topic 326), Derivatives and hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The Company has adopted this standard effective January 1, 2023, and it resulted in the Company recognizing an allowance for doubtful accounts of $270,000 during the six months ended June 30, 2023.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company's 2021 financial statements on June 30, 2022, management reconsidered the methodology previously applied in its valuation of goodwill and redeemable preferred stocks.

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

The Company and We3 managers entered into a resignation, release and buyback agreement and addendum, effective October 31, 2022. The Company presented in prior periods operating loss as loss from discontinued operations in the amount of $1,920 on the consolidated statement of operations for the six months ended June 30, 2022.

The Company identified that NOVA’s accounts receivable as presented in its balance sheet as of December 31, 2021, was understated due to an error in the collection utilized to estimate NOVA’s accounts receivable. The impact of this correction on the accounting estimates is reflected in $1,076,000 decrease to accounts receivable as of June 30, 2022 and $1,076,000 increase in finance charges for the six months ended June 30, 2022.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

The following table summarizes the impacts of the error corrections on the Company's financial statements for each of the periods presented below:

i. Balance sheet

	Impact of correction of error
June 30, 2022 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	$12,464,017	$3,275,000	$15,739,017

Total liabilities	10,331,410	3,275,000	13,606,410

Mezzanine equity	–	3,125,002	3,125,002

Total shareholders' equity	$2,132,607	$(3,125,002)	$(992,395)

ii. Statement of operations

	Impact of correction of error
Three months ended June 30, 2022 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$3,130,744	$(39,512)	$3,091,232
Cost of sales	1,115,232	(18,614)	1,096,618
Gross margin	2,015,512	(20,898)	1,994,614
Operating expense	912,829	(40,833)	871,996
Income from operations	$1,102,683	$19,935	$1,122,618
Other income (expense), net	(1,147,509)	–	(1,147,509)
Net loss before discontinued operations	(44,826)	19,935	(24,891)
Loss from discontinued operations	(17,000)	(19,935)	(36,935)
Net loss	$(61,826)	$–	$(61,826)
Basic Loss per Share
Continued Operations	(0.00)		(0.00)
Discontinued Operations	(0.00)		(0.00)
Weighted Average Shares Outstanding - Basic Earnings Loss per Share
Continued Operations	166,130,069		166,130,069
Discontinued Operations	166,130,069		166,130,069

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Impact of correction of error
Six months ended June 30, 2022 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$6,071,738	$(83,356)	$5,988,382
Cost of sales	2,250,934	(38,088)	2,212,846
Gross margin	3,820,804	(45,268)	3,775,536
Operating expense	1,994,757	(42,714)	1,952,043
Income from operations	$1,826,047	$(2,554)	$1,823,493
Other income (expense), net	(2,340,705)	(1,071,526)	(3,412,231)
Net loss before discontinued operations	(514,658)	(1,074,080)	(1,588,738)
Loss from discontinued operations	(33,622)	(1,920)	(35,542)
Net loss	$(548,280)	$(1,076,000)	$(1,624,280)
Basic Loss per Share
Continued Operations	(0.00)		(0.01)
Discontinued Operations	(0.00)		(0.01)
Weighted Average Shares Outstanding - Basic Earnings Loss per Share
Continued Operations	166,130,069		166,130,069
Discontinued Operations	166,130,069		166,130,069

3.	REVISION OF FINANCIAL STATEMENTS

During the preparation of the financial statements for the six months ended June 30, 2023, the Company found that the results of the settlement agreement with Red Rock Travel Group (“Red Rock”) were incorrectly reflected on the consolidated statement of stockholders’ equity(deficiency) as of December 31, 2022. The Company determined that these errors were immaterial to the previously issued consolidated financial statements, and as such no restatement was necessary. The revisions discussed below were made to the December 31, 2022 balance sheet and statement of stockholders’ equity (deficiency).

As a result of the settlement agreement with Red Rock on July 29, 2022, the Company reduced 35,000,000 shares of common shares on the consolidated financial statements as of December 31, 2022. The certificate of the common stock for 35,000,000 shares which were originally issued on February 24, 2020 was returned as part of the 2022 agreement with Red Rock and 3,500 common shares were cancelled which were equivalent to 35,000,000 shares before the 10,000:1 reverse split on May 12, 2020. Consequently, the December 31, 2022 financial statements as originally reported were understated by 34,996,500 common shares. The impact of the correction is reflected in the $35,097 increase to common stock and decrease the same amount to additional paid-in-capital on the consolidated statement of shareholders’ equity. The adjustment had no impact on earnings per share for any 2022 period.

On July 31, 2018, the Company issued 8,200,562 shares of series K preferred stock to the prior owners of Red Rock for the consideration of the acquisition of Red Rock. The acquisition was not completed, and Red Rock returned the 8,200,562 shares of series K preferred shares during the year ended December 31, 2018. A total of 8,200,562 shares of series K Preferred Share were cancelled The impact of the correction is reflected in the $8,201 decrease to series K Preferred Stock and increase the same amount to additional paid-in-capital on the consolidated statement of shareholders’ equity (deficiency).

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2023	December 31, 2022
Accounts payable	$437,718	$342,330
Accrued credit cards	15,358	45,722
Accrued expense – previously factored liability	1,291,691	776,414
Accrued income taxes, and other taxes	5,346	6,732
Accrued professional fees	694,140	573,040
Accrued advertising	69,656	69,656
Accrued payroll	8,423	14,292
Accrue expense - other	–	363
Accrued expense - dividend payable	–	210,046
Total	$2,522,332	$2,038,595

The Company is delinquent paying certain income and property taxes. As of June 30, 2023 and December 31, 2022, the balance for these taxes, penalties and interest is $5,346 and $6,732, respectively.

5.	PLANT AND EQUIPMENT, NET

Property and equipment as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Medical equipment	$96,532	$96,532
Computer Equipment	9,189	9,189
Furniture, fixtures and equipment	30,841	35,974
Leasehold Improvement	15,950	15,950
Total	152,512	157,645
Less: accumulated depreciation	(105,074)	(102,206)
Property and equipment, net	$47,438	$55,439

For the three and six months ended June 30, 2023, total depreciation expense was $3,365 and $8,000, respectively. For the three and six months ended June 30, 2022, total depreciation expense was $10,814 and $21,628, respectively. Depreciation expense recorded as cost of sales for the three and six months ended June 30, 2022 was $5,031 and $10,062, respectively.

6.	LAND

As of June 30, 2023 and December 31, 2022, the Company had 27 acres of land valued at approximately $540,000. The land is currently vacant and is expected to be developed into a residential community.

7.	LINE OF CREDIT

At June 30, 2023 and December 31, 2022, the Company had a revolving line of credit with a financial institution for $92,500 which was personally guaranteed by the manager of Platinum Tax. The loan accrues interest at 11.70% at June 30, 2023 and 10.95% at December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company had $8,749 and $0, respectively, of outstanding balance against the line of credit.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

8.	RELATED PARTY TRANSACTIONS

From time to time, the previous owner who is currently the manager of Platinum Tax loaned funds to Platinum Tax to cover short term operating needs. Amounts owed as of June 30, 2023 and December 31, 2022 were $156,384 and $37,024, respectively.

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due to previous owners who are current managers Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 as of June 30, 2023 and December 31, 2022.

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of June 30, 2023 and December 31, 2022, the Company owed the Chairman $123,192 and $123,192, respectively.

See also Note 14 for compensation paid to employees of the Company.

9.	NOTES AND LOANS PAYABLE

Notes payable at June 30, 2023 and December 31, 2022, respectively, are summarized as follows:

	June 30, 2023	December 31, 2022
Notes and loans payable	$169,318	$155,598
Less current portion	(24,724)	(15,809)
Long-term portion	$144,594	$139,789

Long-term debt matures as follows:

Amount
2024	$24,724
2025	4,986
2026	4,986
2027	4,986
2028	4,986
Thereafter	124,650
Total	$169,318

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bears interest at 12% per annum and matured on September 12, 2009. The balance of the debenture was $10,989 at June 30, 2023 and December 31, 2022 and the accrued interest was $6,882 and $6,229 at June 30, 2023 and December 31, 2022, respectively. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The Company reclassified $5,723 of accrued interest to the principal amounts for the six months ended June 30, 2023. The principal balance and accrued interest at June 30, 2023 was $149,580 and $0, respectively, and principal and accrued interest at December 31, 2022 was $144,609 and $5,723, respectively.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

10.	CONVERTIBLE NOTES PAYABLE

As of June 30, 2023 and December 31, 2022, the Company had convertible debt outstanding net of amortized debt discount of $3,868,068 and $3,515,752, respectively. During the six months ended June 30, 2023, the Company received net proceeds of $355,500 from convertible notes. During the six months ended June 30, 2022, the Company had proceeds of $752,260 from convertible notes and repaid $5,908 to convertible noteholders. There are debt discounts associated with the convertible debt of $100,347 and $46,798 at June 30, 2023 and December 31, 2022, respectively. For the six months ending June 30, 2023 and 2022, the Company recorded amortization of debt discounts of $ 48,616 and $156,252, respectively. For the three months ending June 30, 2023 and 2022, the Company recorded amortization of debt discounts of $30,633 and $111,706, respectively. During the six months ended June 30, 2023, the Company converted $58,800 of convertible debt, $5,873 in accrued interest and $2,000 in penalties and fees into 118,682,378 shares of the Company’s common stock. The Company recognized $123,566 of interest expense and additional paid-in capital to adjust fair value for the debt settlement during the six months ended June 30, 2023. The Company had no convertible debt conversions during the six months ended June 30, 2022.

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

Convertible notes as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	December 31, 2022
Convertible notes payable	$3,968,415	$3,562,550
Discounts on convertible notes payable	(100,347)	(46,798)
Total convertible debt less debt discount	3,868,068	3,515,752
Current portion	3,868,068	3,515,752
Long-term portion	$–	$–

The following is a schedule of convertible notes payable as of and for the six months ended June 30, 2023.

Note #	Issuance	Maturity	Principal Balance 12/31/22	New Loan	Principal Conversions	Shares Issued Upon Conversion	Principal Balance 6/30/23	Accrued Interest on Convertible Debt at 12/31/22	Interest Expense On Convertible Debt For the Period Ended 6/30/23	Accrued Interest on Convertible Debt at 6/30/23	Unamortized Debt Discount At 6/30/23
7-1	10/28/2016	10/28/2017	10,000	$–	$(10,000)	23,405,455	$–	$2,263	$–	$–	$–
9	9/12/2016	9/12/2017	50,080	–	–	–	50,080	14,157	4,967	19,124	–
10	1/24/2017	1/24/2018	55,000	–	–	–	55,000	69,876	5,455	75,331	–
10-1	2/10/2023	2/10/2024	–	50,000	–	–	50,000	–	2,877	2,877	–
10-2	3/30/2023	3/30/2024	–	25,000	–	–	25,000	–	945	945	–
29-2	11/8/2019	11/8/2020	36,604	–	–	–	36,604	20,160	4,356	24,516	–
31	8/28/2019	8/28/2020	–	–	–	–	–	8,385	–	8,385	–
37-1	9/3/2020	6/30/2021	113,667	–	–	–	113,667	28,756	10,146	48,902	–
37-2	11/2/2020	8/31/2021	113,167	–	–	–	113,167	27,510	10,101	47,611	–
37-3	12/29/2020	9/30/2021	113,166	–	–	–	113,166	26,474	10,101	46,575	–
38	2/9/2021	2/9/2022	96,000	–	(48,800)	85,276,923	47,200	27,939	5,910	33,849	–
39	4/26/2021	4/26/2022	168,866	–	–	–	168,866	39,684	18,423	58,106	–
40-1	9/22/2022	9/22/23	2,600,000	–	–	10,000,000	2,600,000	71,233	128,932	196,164	–
40-2	11/4/2022	11/4/2023	68,666	–	–	–	68,666	1,072	3,405	4,477	5,973
40-3	11/28/2022	11/28/2023	68,667	–	–	–	68,667	620	3,405	4,025	7,102
40-4	12/21/2022	12/21/2023	68,667	–	–	–	68,667	187	3,405	3,592	8,184
40-5	1/24/2023	1/24/2024	–	90,166	–	–	90,166	–	3,878	3,878	13,486
40-6	3/21/2023	3/21/2024	–	139,166	–	–	139,166	–	3,851	3,851	26,520
40-7	6/5/2023	6/5/2024	–	139,166	–	–	139,166	–	953	953	34,155
40-8	6/13/2023	6/13/2024	–	21,167	–	–	21,167	–	99	99	4,927
			$3,562,550	$464,665	$(58,800)	118,682,378	$3,968,415	$338,316	$221,209	$583,260	$100,347

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

Notes 40-1, 40-2, 40-3, 40-4, 40-5, 40-6, 40-7 and 40-8

On September 22, 2022, the Company issued a convertible promissory note in the principal amount of $2,600,000 in exchange for total of $4,791,099 of defaulted promissory notes balances (Note 40-1). On November 4, 2022, the Company executed a second tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-2). On November 28, 2022, the Company executed the third tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-3). On November 28, 2022, the Company executed a fourth tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-4). On January 24, 2023, the Company executed a fifth tranche under this note in the principal amount of $90,166, less an original issue discount and fee of $25,166 (Note 40-5). On March 21, 2023, the Company executed a sixth tranche under this note in the principal amount of $136,666, less an original issue discount and fee of $39,166 (Note 40-6). On June 5, 2023, the Company executed a seventh tranche under this note in the principal amount of $136,667, less original issue discount and fee of $39,167 (Note 40-7). On June 13, 2023, the Company executed a eighth tranche under this note in the principal amount of $21,167, less original issue discount and fee of $5,167 (Note 40-8). All of the Note 40 tranches mature in one year from the note issuance date and accrue interest at a rate of 10% per annum.

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

Dividend Rights. Holders of series N senior convertible preferred stock are entitled to dividends at a rate per annum of 12.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series N senior convertible preferred stock), such rate shall increase by 8% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common stock at the Company’s discretion. Dividends payable in common stock shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common stock on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date. At June 30, 2023, cumulative dividends on Series N Preferred Stock were $557,535.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

Dividend Rights. Holders of series X senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series X senior convertible preferred stock), such rate shall increase by 5% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date. At June 30, 2023, cumulative dividends on Series X Preferred Stock were $115,068.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

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

Preferred Stock Transactions

During the six months ended June 30, 2023, the Company executed the following transactions:

•	On May 25, 2023, the Company issued 3,150 shares of series B preferred stock to Zia Choe, Interim Chief Financial Officer for $25,000.

During the six months ended June 30, 2022, the Company executed the following transactions:

•	In the second quarter of 2022, 37,500 shares of series D preferred stock were cancelled and exchanged for 37,500 shares of series B preferred stock and 37,500 shares of series H preferred stock were cancelled and exchanged for 37,500 shares of series B preferred stock.

Common Stock

During the six months ended June 30, 2023, the Company executed the following transactions:

•	The Company issued 118,682,378 shares of common stock upon conversion of certain convertible notes.

12.	WARRANTS

The table below sets forth warrant activity for the six months ended June 30, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2023	235,557,856	$0.015
Granted	–	–
Exercised	–	–
Forfeited	(25,000)	–
Balance at June 30, 2023	235,532,856	0.015
Warrants Exercisable at June 30, 2023	235,532,856	$0.015

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

As a result of the settlement agreement with Red Rock on July 29, 2022, the Company required the previous owners to relinquish warrants for 25,000 shares of common stock. The certificate of the 25,000 warrants were returned and cancelled during the second quarter of 2023. There was no impact on the consolidated financial statements as of December 31, 2022.

13.	DISCONTINUED OPERATIONS

The Company and the managers of AHI entered into a resignation, release and buyback agreement and addendum, effective October 31, 2022, pursuant to which the managers purchased AHI in exchange for returning 175,045 shares of series F preferred stock. There was a loss on disposal in the amount of $217,769 on October 31, 2022, which represented net assets and liabilities at the time of sale back.

The Company had no net liabilities of discontinued operations at June 30, 2023 and December 31, 2022. The Company had $0 and $36,935 of loss from discontinued operations for the three months ended June 30, 2023 and 2022, respectively. The Company had $0 and $35,542 of loss from discontinued operations for the six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,
	2023	2022

Gain (Loss) from discontinued operations
Revenue of AHI subsidiary	$–	$39,512
Cost of sales of AHI subsidiary	–	(18,614)
Selling, general and administrative expenses of AHI subsidiary	–	(40,833)
Interest expense of Red Rock Investor Note	–	(17,000)
Loss from discontinued operations	$–	$(36,935)

	Six Months Ended June 30,
	2023	2022

Gain (Loss) from discontinued operations
Revenue AHI subsidiary	$–	$83,356
Cost of sales AHI subsidiary	–	(38,088)
Selling, general and administrative expenses AHI subsidiary	–	(42,714)
Interest expense of Red Rock Investor Note	–	(33,622)
Gain no change in estimate of AHI subsidiary	–	(4,474)
Loss from discontinued operations	$–	$(35,542)

14.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

The following table shows the Company’s goodwill balances by reportable segment. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the six months ended June 30, 2023 and 2022, the Company had no goodwill impairment.

The following table shows goodwill balances by reportable segment:

	Healthcare	Total
Carrying value at December 31, 2022	$5,666,608	$5,666,608
Accumulated impairment	–	–
Carrying value at June 30, 2023	$5,666,608	$5,666,608

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

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

The Company recorded operating lease expense of $56,378 and $34,305 for the three months ended June 30, 2023 and 2022, respectively and the Company recorded operating lease expense of $134,230 and $170,150 for the six months ended June 30, 2023 and 2022, respectively.

The Company has operating leases with future commitments as follows:

June 30,	Amount
2024	$126,752
2025	32,205
Total	$158,957

Employees

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chief Executive Officer based on his employment agreement since July 1, 2020, of which currently 50% is paid in cash and 50% is accrued. The total outstanding accrued compensation as of June 30, 2023 and December 31, 2022 were $2,025,500 and $1,870,500, respectively.

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chairman of the Board based on his employment agreement since July 1, 2020, of which currently 50% is paid in cash and 50% is accrued. The total outstanding accrued compensation as of June 30, 2023 and December 31, 2022 were $2,042,000 and $1,863,000, respectively.

The Company agreed to pay $156,000 per year to the previous Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of June 30, 2023 and December 31, 2022 was $17,057.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	June 30, 2023	December 31, 2022
Assets:
Financial Services	$2,820	$8,577
Healthcare	15,455,454	12,692,531
Real Estate	589,331	592,557
Others	5,914	59,692
Consolidated assets	$16,053,519	$13,353,357

	Three Months Ended June 30,
	2023	2022
Revenues:
Financial Services	$118,304	$472,014
Healthcare	3,364,506	2,619,218
Consolidated revenues	$3,482,810	$3,091,232

Cost of Sales:
Financial Services	$21,297	$112,776
Healthcare	1,081,689	983,842
Consolidated cost of sales	$1,102,986	$1,096,618

Income (Loss) from operations from subsidiaries
Financial Services	$(43,269)	$11,361
Healthcare	2,106,551	1,481,055
Real Estate	(1,743)	(1,688)
Income from operations from subsidiaries	$2,061,539	$1,490,728

Loss from operations from Cardiff Lexington	$(355,369)	$(388,717)
Total income from operations	$1,706,170	$1,102,011

Income (Loss) before taxes
Financial Services	$(43,810)	$(45,540)
Healthcare	1,378,445	51,136
Real Estate	(1,743)	(2,416)
Corporate, administration and other non-operating expenses	(516,814)	(65,006)
Consolidated income (loss) before taxes	$816,078	$(61,826)

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Revenues:
Financial Services	$272,703	$936,857
Healthcare	6,070,905	5,051,525
Consolidated revenues	$6,343,608	$5,988,382

Cost of Sales:
Financial Services	$48,126	$325,222
Healthcare	2,037,983	1,887,624
Consolidated cost of sales	$2,086,109	$2,212,846

Income (Loss) from operations from subsidiaries
Financial Services	$(87,256)	$(90,120)
Healthcare	3,384,790	2,784,403
Real Estate	(1,840)	(2,513)
Income from operations from subsidiaries	$3,295,694	$2,691,770

Loss from operations from Cardiff Lexington	$(875,962)	$(868,276)
Total income from operations	$2,419,732	$1,823,494

Income (Loss) before taxes
Financial Services	$(89,300)	$(91,030)
Healthcare	2,195,542	868,234
Real Estate	(1,840)	(2,513)
Corporate, administration and other non-operating expenses	(1,304,315)	(2,398,971)
Consolidated income (loss) before taxes	$800,087	$(1,624,280)

18.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to June 30, 2023 to the date these condensed consolidated financial statements were issued and determined there was subsequent events or transactions the required recognition or disclosure in these consolidated financial statements.

On July 19, 2023, the Company executed a ninth tranche under Note 40 in the principal amount of $35,500, less an original issue discount and fee of $8,875 (See Note 10).

On July 24, 2023, the Company issued 5,000 shares of series E preferred stock as compensation for the property manager of Edge View in exchange for the bonus of $5,000.

On July 24, 2023, the Company executed a tenth tranche under Note 40 in the principal amount of $14,000, less an original issue discount and fee of $3,500 (See Note 10).

In July, the Company issued 156,000,000 shares of common stock upon conversion of certain convertible notes’ principal and accrued interests in the amount of $30,637 and $6,200, respectively.

On August 11, 2023, the Company executed a third tranche under Note 10 in the principal amount of $25,000 (See Note 10).

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

On August 25, 2023, the Company issued a twelve-month convertible promissory note in the principal amount of $5,000 to the Company’s CEO for the Company’s operation expenses. The rate of interest is 10% per annum.

On September 29, 2023, the Company and its healthcare subsidiary entered into a two-year revolving purchase and security agreement with DML HC Series, LLC to sell the healthcare subsidiary’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. The Company received the first net cash advance in the amount of $861,071 on October 9, 2023 for the sale of accounts receivable and future claims in the amount of $1,428,571.

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

Segments

During the three months ended June 30, 2023 and 2022, we had three reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

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

We had no net liabilities of discontinued operations at June 30, 2023 and December 31, 2022. We had $0 and $35,542 of loss from discontinued operations for the six months ended June 30, 2023 and 2022, respectively.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended June 30, 2023 and 2022, both in dollars and as a percentage of our revenue.

	June 30, 2023		June 30, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Financial services	$118,304	3.40%	$472,014	15.27%
Healthcare	3,364,506	96.60%	2,619,218	84.73%
Total revenue	3,482,810	100.00%	3,091,232	100.00%
Cost of sales
Financial services	21,297	0.61%	112,776	3.65%
Healthcare	1,081,689	31.06%	983,842	31.83%
Total cost of sales	1,102,986	31.67%	1,096,618	35.48%
Gross profit	2,379,824	68.33%	1,994,614	64.52%
Operating expenses
Depreciation expense	3,365	0.10%	5,783	0.19%
Selling, general and administrative	670,289	19.25%	866,213	28.02%
Total operating expenses	673,654	19.34%	871,996	28.21%
Income from operations	1,706,170	48.99%	1,122,618	36.32%
Other income (expense)
Other income	–	–	8	0.00%
Interest expense and finance charge	(844,459)	(24.25)%	(1,035,811)	(33.51)%
Penalties and fees	(15,000)	(0.43)%	–	–
Amortization of debt discounts	(30,633)	(0.88)%	(111,706)	(3.61)%
Total other income (expense)	(890,092)	(25.56)%	(1,147,509)	(37.12)%
Net income (loss) before discontinued operations	816,078	24.43%	(24,891)	(0.81)%
Loss from discontinued operations	–	–	(36,935)	(1.19)%
Net income (loss)	$816,078	24.43%	$(61,826)	(2.00)%

Revenue. Our total revenue increased by $391,578, or 12.67%, to $3,482,810 for the three months ended June 30, 2023 from $3,091,232 for the three months ended June 30, 2022. Such increase was primarily due to increases in revenue from the healthcare segment.

The financial services segment generates revenue through the provision of tax resolution services to individuals and business owners. Revenue from the financial services segment decreased by $353,710, or 74.94%, to $118,304 for the three months ended June 30, 2023 from $472,014 for the three months June 30, 2022. Such decrease was primarily due to the loss of sales leads from the discontinued service with Optima Tax Relief, which affected the significant revenue reduction in the tax resolution business.

The healthcare segment generates revenue through a full range of diagnostic and surgical services. Revenue from the healthcare services segment increased by $745,288, or 28.45%, to $3,364,506 for the three months ended June 30, 2023 from $2,619,218 for the three months June 30, 2022. Such increase was primarily due to increased patients and Personal Injury Protection (PIP) services.

Cost of sales. Our total cost of sales increased by $6,368 or 0.58%, to $2,379,824 for the three months ended June 30, 2023 from $1,994,614 for the three months June 30, 2022. Such increase was primarily due a decrease from the financial service segment, offset by an increase from the healthcare segment. As a percentage of revenue, our total cost of sales was 31.67% and 35.48% for the three months ended June 30, 2023 and 2022, respectively.

Cost of sales for the financial services segment consists of advertising, contract labor and merchant fees. Cost of sales for the financial services segment decreased by $91,479, or 81.12%, to $21,297 for the three months ended June 30, 2023 from $112,776 for the three months June 30, 2022. As a percentage of financial services revenue, cost of sales was 0.61% and 3.65% for the three months ended June 30, 2023 and 2022, respectively.

Cost of sales for the healthcare segment consists of surgical center fees, physician and professional fees, salaries and wages and medical supplies. Cost of sales from the healthcare services segment increased by $97,847, or 9.95%, to $1,081,689 for the three months ended June 30, 2023 from $983,842 for the three months June 30, 2022. As a percentage of healthcare revenue, cost of sales was 31.06% and 31.83% for the three months ended June 30, 2023 and 2022, respectively. This increase was due to increased surgical center fees and professional fees.

Gross profit. As a result of the foregoing, our total gross profit increased by $385,210, or 19.31%, to $2,379,824 for the three months ended June 30, 2023 from $31,994,614 for three months ended June 30, 2022. Our total gross margin (percent of revenue) was 68.33% and 64.52% for three months ended June 30, 2023 and 2022, respectively.

Gross profit for the financial services segment decreased by $262,231, or 73.00%, to $97,007 for the three months ended June 30, 2023 from $359,238 for the three months June 30, 2022. Gross margin (percent of revenue) for the financial services segment was 82.00% and 76.11% for the three months ended June 30, 2023 and 2022, respectively.

Gross profit for the healthcare services segment increased by $647,441, or 39.59%, to $2,282,817 for the three months ended June 30, 2023 from $1,635,376 for the three months ended June 30, 2022. Gross margin (percent of revenue) for the healthcare segment was 67.85% and 62.44% for the three months ended June 30, 2023 and 2022, respectively. The increased gross margin was due to the increased number of patients and provided medical services without increased overhead. The healthcare segment still had available capacity to cover the increased patients and services.

Depreciation expense. Our depreciation expense was $3,365, or 0.10% of revenue, for the three months June 30, 2023, as compared to $5,783, or 0.19% of revenue, for the three months June 30, 2022.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries and bonuses plus related payroll taxes, advertising expenses, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses decreased by $195,924, or 22.62%, to $670,289 for the three months ended June 30, 2023 from $866,213 for the three months ended June 30, 2022. As a percentage of revenue, our selling, general and administrative expenses were 19.25% and 28.02% for the three months ended June 30, 2023 and 2022, respectively. Such decrease was primarily due to terminated employees in the financial services segment due to the decreased revenue and the bad debt expense for allowances for doubtful accounts relating to our healthcare services business.

Total other income (expense). We had $890,092 in total other expense, net, for the three months ended June 30, 2023, as compared to other expense, net, of $1,147,509 for the three months ended June 30, 2022. Other expenses, net, for the three months ended June 30, 2023 consisted of interest expense and finance charges of $844,459, amortization of debt discounts of $30,633, and financing penalties and fees of $15,000. Other expense, net, for the three months ended June 30, 2022 consisted of interest expense and finance charges of $1,035,811, and amortization of debt discounts of $111,706, offset by other income of $8.

Discontinued operations.  For the three months ended June 30, 2023 and 2022, we recorded a loss from discontinued operations of $0 and $36,935, respectively.

Net income (loss). As a result of the cumulative effect of the factors described above, our net income was $816,078 for the three months ended June 30, 2023, as compared to net loss of $61,826 for the three months ended June 30, 2022, an increase of $754,252, or 1219.96%.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the six months ended June 30, 2023 and 2022, both in dollars and as a percentage of our revenue.

	June 30, 2023		June 30, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Financial services	$272,703	4.30%	$936,857	15.64%
Healthcare	6,070,905	95.70%	5,051,525	84.36%
Total revenue	6,343,608	100.00%	5,988,382	100.00%
Cost of sales
Financial services	48,126	0.76%	325,222	5.43%
Healthcare	2,037,983	32.13%	1,887,624	31.52%
Total cost of sales	2,086,109	32.89%	2,212,846	36.95%
Gross profit	4,257,499	67.11%	3,775,536	63.05%
Operating expenses
Depreciation expense	8,000	0.13%	11,566	0.19%
Selling, general and administrative	1,829,768	28.84%	1,940,477	32.40%
Total operating expenses	1,837,768	28.97%	1,952,043	32.60%
Income from operations	2,419,731	38.14%	1,823,493	30.45%
Other income (expense)
Other income	205	0.00%	8	0.00%
Gain on forgiveness of debt	390	0.00%	–	–
Interest expense & finance charge	(1,539,623)	(24.27)%	(3,255,987)	(54.37)%
Conversion cost penalty and reimbursement	(2,000)	(0.00)%	–	–
Penalties and fees	(30,000)	(0.47)%	–	–
Amortization of debt discounts	(48,616)	(0.77)%	(156,252)	(2.61)%
Total other income (expense)	(1,619,644)	(25.53)%	(3,412,231)	(56.98)%
Net income (loss) before discontinued operations	800,087	12.61%	(1,588,738)	(26.53)%
Income (loss) from discontinued operations	–	0.00%	(35,542)	(0.59)%
Net loss	$800,087	12.61%	$(1,624,280)	(27.12)%

Revenue. Our total revenue increased by $355,226, or 5.93%, to $6,343,608 for the six months ended June 30, 2023 from $5,988,382 for the six months ended June 30, 2022. Such increase was primarily due to increases in revenue from the healthcare segment.

Revenue from the financial services segment decreased by $664,154, or 70.89%, to $272,703 for the six months ended June 30, 2023 from $936,857 for the six months ended June 30, 2022. Such decrease was primarily due to the loss of sales leads from the discontinued service with Optima Tax Relief, which affected the significant revenue reduction in the tax resolution business.

Revenue from the healthcare services segment increased by $1,019,380, or 20.18%, to $6,070,905 for the six months ended June 30, 2023 from $5,051,525 for the six months ended June 30, 2022. Such increase was primarily due to increased Personal Injury Protection (PIP) services.

Cost of sales. Our total cost of sales decreased by $126,737 or 5.73%, to $2,086,109 for the six months ended June 30, 2023 from $2,212,846 for the six months ended June 30, 2022. Such decrease was primarily due a decrease from the financial service segment, offset by an increase from the healthcare segment. As a percentage of revenue, our total cost of sales was 32.89% and 36.95% for the six months ended June 30, 2023 and 2022, respectively.

Cost of sales for the financial services segment decreased by $277,096, or 85.20%, to $48,126 for the six months ended June 30, 2023 from $325,222 for the six months ended June 30, 2022. As a percentage of financial services revenue, cost of sales was 0.76% and 5.43% for the six months ended June 30, 2023 and 2022, respectively.

Cost of sales from the healthcare services segment increased by $150,359, or 7.97%, to $2,037,983 for the six months ended June 30, 2023 from $1,887,624 for the six months ended June 30, 2022. As a percentage of healthcare revenue, cost of sales was 32.13% and 31.52% for the six months ended June 30, 2023 and 2022, respectively. This increase was generally in line with the increase in revenue from this segment.

Gross profit. As a result of the foregoing, our total gross profit increased by $481,963, or 12.77%, to $4,257,499 for the six months ended June 30, 2023 from $3,775,536 for six months ended June 30, 2022. Our total gross margin (percent of revenue) was 67.11% and 63.05% for six months ended June 30, 2023 and 2022, respectively.

Gross profit for the financial services segment decreased by $387,058, or 63.28%, to $224,577 for the six months ended June 30, 2023 from $611,635 for the six months ended June 30, 2022. Gross margin (percent of revenue) for the financial services segment was 82.35% and 65.29% for the six months ended June 30, 2023 and 2022, respectively.

Gross profit for the healthcare services segment increased by $869,021, or 27.47%, to $4,032,922 for the six months ended June 30, 2023 from $3,163,901 for the six months ended June 30, 2022. Gross margin (percent of revenue) for the healthcare segment was 66.43% and 62.63% for the six months ended June 30, 2023 and 2022, respectively. The increased gross margin was due to the increased number of patients and provided medical services without increased overhead. The healthcare segment still had available capacity to cover the increased patients and services.

Depreciation expense. Our depreciation expense was $8,000, or 0.13% of revenue, for the six months ended June 30, 2023, as compared to $11,566, or 0.19% of revenue, for the six months ended June 30, 2022.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased by $110,709, or 5.71%, to $1,829,768 for the six months ended June 30, 2023 from $1,940,477 for the six months ended June 30, 2022. As a percentage of revenue, our selling, general and administrative expenses were 28.97% and 32.40% for the six months ended June 30, 2023 and 2022, respectively. Such decrease was primarily due to terminated employees in the financial services segment due to the decreased revenue and the bad debt expense for allowances for doubtful accounts relating to our healthcare services business.

Total other income (expense). We had $1,619,644 in total other expense, net, for the six months ended June 30, 2023, as compared to other expense, net, of $3,412,231 for the six months ended June 30, 2022. Other expense, net, for the six months ended June 30, 2023 consisted of interest expense and finance charges of $1,539,623, amortization of debt discounts of $48,616, financing penalties and fees of $30,000 and conversion cost penalty and reimbursement related to convertible note of $2,000, offset by other income of $595. Other expenses, net, for the six months ended June 30, 2022 consisted of interest expense and finance charges of $3,255,987 and amortization of debt discounts of $156,252, offset by other income of $8.

Discontinued operations.  For the six months ended June 30, 2023 and 2022, we recorded a loss from discontinued operations of $0 and $35,542, respectively.

Net income (loss). As a result of the cumulative effect of the factors described above, our net income was $800,087 for the six months ended June 30, 2023, as compared to net loss of $1,624,280 for the six months ended June 30, 2022, an increase of $2,424,367, or 149.26%.

Liquidity and Capital Resources

As of June 30, 2023, we had $411,209 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

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

We intend to raise capital for additional acquisitions primarily through equity and debt financing. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. There is no guarantee that we will be able to acquire additional businesses under the terms outlined above.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities from continuing operations	$(304,173)	$(473,175)
Net cash from discontinued operations	–	35,542
Net cash provided by financing activities	488,580	450,708
Net change in cash	184,407	13,075
Cash and cash equivalents at beginning of period	226,802	595,987
Cash and cash equivalents at end of period	$411,209	$609,062

Our net cash used in operating activities from continuing operations was $304,173 for the six months ended June 30, 2023, as compared to $473,175 for the six months ended June 30, 2022. For the six months ended June 30, 2023, our net income of $800,087, an increase in accounts payable and accrued expenses of $693,788, an increase in accrued officer’s compensation of $334,000, an increase in accrued interest of $248,137, an increase in bad debt expense of $270,000 and fair value settled upon conversion of $123,566, offset by a decrease in accounts receivable of $2,858,749, were the primary drivers for the cash used in operations. For the six months ended June 30, 2022, our net loss of $1,624,280 and a decrease in accounts receivable of $192,425, offset by increased accounts payable and accrued expense of $699,107 an increase in accrued interest of $252,634 and an increase in accrued officers’ compensation of $240,000, were the primary drivers for the cash used in operations.

We had no investing activities for the six months ended June 30, 2023 and 2022.

Our net cash provided by financing activities was $488,580 for the six months ended June 30, 2023, as compared to $450,708 for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2023 consisted of proceeds from convertible notes payable of $355,500, proceeds from related party notes payable of $124,696 and proceeds from line of credit of $43,880, offset by repayments of line of credit of $30,160 and payment of related party notes payable of $5,336. Net cash provided by financing activities for the six months ended June 30, 2022 consisted of proceeds from convertible notes payable of $555,730 and proceeds from related party notes payable of $7,948, offset by preferred stock dividends of $100,477, repayment of convertible notes payable of $5,908, payment of related party notes payable of $5,065 and payment of the SBA loan described below of $1,520.

Convertible Notes

As of June 30, 2023, we had convertible debt outstanding net of amortized debt discount of $3,868,068. During the six months ended June 30, 2023, we received net proceeds of $355,500 from convertible notes and converted $58,800 of convertible debt, $5,873 in accrued interest and $2,000 in penalties and fees into 118,682,378 shares of common stock. The Company recognized $123,566 of interest expense and additional paid-in capital to adjust fair value for the debt settlement during the six months ended June 30, 2023. For the six months ended June 30, 2023, we recorded amortization of debt discounts of $48,616.

The following is a schedule of convertible notes payable outstanding as of June 30, 2023:

Note #	Issuance Date	Maturity Date	Principal Balance	Accrued Interest	Unamortized Debt Discount
9	09/12/2016	09/12/2017	50,080	19,124	–
10	01/24/2017	1/24/2018	55,000	75,331	–
10-1	02/10/2023	02/10/2024	50,000	2,877	–
10-2	03/30/2023	03/30/2024	25,000	945
29-2	11/08/2019	11/08/2020	36,604	24,516	–
31	08/28/2019	08/28/2020	–	8,385	–
37-1	09/03/2020	06/30/2021	113,667	48,902	–
37-2	11/02/2020	08/31/2021	113,167	47,611	–
37-3	12/29/2020	09/30/2021	113,166	46,575	–
38	02/09/2021	02/09/2022	47,200	33,849	–
39	04/26/2021	04/26/2022	168,866	58,106	–
40-1	09/22/2022	09/22/2023	2,600,000	196,164	–
40-2	11/04/2022	11/04/2023	68,666	4,477	5,973
40-3	11/28/2022	11/28/2023	68,667	4,025	7,102
40-4	12/21/2022	12/21/2023	68,667	3,592	8,184
40-5	01/24/2023	01/24/2024	90,166	3,878	13,486
40-6	03/21/2023	03/21/2024	139,166	3,851	26,520
40-7	6/5/2023	6/5/2024	139,166	953	34,155
40-8	6/13/2023	6/13/2024	21,167	99	4,926
			$3,968,415	$583,260	$100,347

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

Note 40-1 through 40-8. On September 22, 2022, we issued a convertible promissory note in the principal amount of $2,600,000 in exchange for total of $4,791,099 of defaulted promissory notes balances (Note 40-1). On November 4, 2022, we executed a second tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-2). On November 28, 2022, we executed the third tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-3). On November 28, 2022, we executed a fourth tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-4). On January 24, 2023, we executed a fifth tranche under this note in the principal amount of $90,166, less an original issue discount and fee of $25,166 (Note 40-5). On March 21, 2023, we executed a sixth tranche under this note in the principal amount of $136,666, less an original issue discount and fee of $39,166 (Note 40-6). On June 5, 2023, we executed a seventh tranche under this note in the principal amount of $136,667, less original issue discount and fee of $39,167 (Note 40-7). On June 13, 2023, we executed an eighth tranche under this note in the principal amount of $21,167, less original issue discount and fee of $5,167 (Note 40-8). All of the Note 40 tranches mature in one year from the note issuance date and accrue interest at a rate of 10% per annum.

Line of Credit

In February 2018, we entered into a revolving line of credit with a financial institution for $92,500 which was personally guaranteed by the manager of Platinum Tax. The loan accrues interest at 11.70% as of June 30, 2023. As of June 30, 2023, the outstanding balance was $8,749.

Small Business Administration Loan

On June 2, 2020, we obtained a loan from the U.S. Small Business Administration, or SBA, in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. We reclassified $5,723 of accrued interest to the principal amount for the six months ended June 30, 2023. The principal balance and accrued interest at June 30, 2023 was $149,580 and $0, respectively.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bears interest at 12% per annum and matured on September 12, 2009. The balance of the debenture was $10,989 at June 30, 2023 and the accrued interest was $6,882. We assigned all of our receivables from consumer activations of our rewards program as collateral on this debenture.

Related Party Loans

From time to time, the previous owner and current manager of Platinum Tax loaned funds to Platinum Tax to cover short term operating needs. The amount owed as of June 30, 2023 was $156,384.

In connection with the acquisition of Edge View on July 16, 2014, we assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 as of June 30, 2023.

We have obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of June 30, 2023, we owed the Chairman $123,192.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, or the SEC, on June 30, 2023.

Off Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we are still in the process of remediating as of June 30, 2023, our disclosure controls and procedures were not effective. Specifically, we did not design and maintain effective controls related to separation of duties as it relates to the preparation and review of financial statements and monitoring, documenting over internal control procedures and environment. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the description of these weaknesses.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2023, we continued to implement the following remedial procedures:

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the three months ended June 30, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended June 30, 2023.

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

Date: October 25, 2023	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Zia Choe
Name: Zia Choe
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

