Form 10-Q
period 2023-09-30
Cardiff Lexington Corp
filed 2023-11-14
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 14, 2023, there were 1,326,475,613 shares of common stock of the registrant issued and outstanding.

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended September 30, 2023

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022 (Unaudited)	4
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 (Unaudited) and 2022 (Unaudited and restated)	5
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the Nine Months Ended September 30, 2023 (Unaudited) and 2022 (Unaudited and restated)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 (Unaudited) and 2022 (Unaudited and restated)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	September 30, 2023	December 31, 2022

ASSETS
Current assets
Cash	$181,343	$226,802
Accounts receivable-net	11,844,738	6,604,780
Prepaid and other current assets	5,000	5,000
Total current assets	12,031,081	6,836,582

Property and equipment, net	44,073	55,439
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use - assets	201,163	218,926
Due from related party	4,979	4,979
Other assets	30,823	30,823
Total assets	$18,518,727	$13,353,357

LIABILITIES, MEZZANINE EQUITY AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$2,515,682	$2,038,595
Accrued expenses - related parties	4,264,557	3,750,557
Accrued interest	717,827	350,267
Right of use - liability	135,776	142,307
Due to director & officer	123,442	123,192
Notes payable	24,600	15,809
Notes payable - related party	159,662	37,024
Convertible notes payable, net of debt discounts of $66,674 and $46,798, respectively	3,952,581	3,515,752
Total current liabilities	11,894,127	9,973,503

Other liabilities
Notes payable	144,668	139,789
Operating lease liability – long term	64,147	84,871
Total liabilities	12,102,942	10,198,163

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 868,058 shares issued and outstanding at September 30, 2023 and December 31, 2022	3,787,559	3,125,002
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value $4.00, 375,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,652,875	1,500,000
Total Mezzanine Equity	5,440,434	4,625,002

Stockholders' equity (deficit)
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 2,134,478 and 2,131,328 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	8,537,912	8,525,313
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value $4.00, 123 shares issued and outstanding at September 30, 2023 and December 31, 2022	488	488
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 155,750 and 150,750 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	623,000	603,000
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 35,752 shares issued and outstanding at September 30, 2023 and December 31, 2022	143,008	143,008
Series I Preferred Stock - 15,000,000 shares authorized, $0.001 par value, 14,885,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	59,540,000	59,540,000
Series J Preferred Stock - 2,000,000 shares authorized, $0.001 par value, stated value $4.00, 1,713,584 shares issued and outstanding at September 30, 2023 and December 31, 2022	6,854,336	6,854,336
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,277,972	1,277,972
Series R Preferred Stock - 5,000 shares authorized, $0.001 par value, stated value of $1,200, 165 shares issued and outstanding at September 30, 2023 and December 31, 2022	198,000	198,000
Common Stock - 7,500,000,000 shares authorized, $0.001 par value; 1,099,475,613 and 824,793,235 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,099,475	824,793
Additional paid-in capital	(8,619,611)	(8,581,265)
Accumulated deficit	(68,679,229)	(70,855,453)
Total stockholders' equity (deficit)	975,351	(1,469,808)
Total liabilities, mezzanine equity and stockholders' equity	$18,518,727	$13,353,357

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022 (Restated)	2023	2022 (Restated)
REVENUE
Financial Services	$32,264	$219,872	$304,967	$1,156,729
Healthcare	3,405,860	3,103,409	9,476,764	8,154,934
Total revenue	3,438,124	3,323,281	9,781,731	9,311,663

COST OF SALES
Financial Services	5,604	39,963	53,730	365,185
Healthcare	551,424	1,094,794	2,589,407	2,982,418
Total cost of sales	557,028	1,134,757	2,643,137	3,347,603

GROSS PROFIT	2,881,096	2,188,524	7,138,594	5,964,060

OPERATING EXPENSES
Depreciation expense	3,365	5,783	11,365	17,349
Selling, general and administrative	607,745	685,026	2,437,511	2,625,503
Total operating expenses	611,110	690,809	2,448,876	2,642,852

INCOME FROM OPERATIONS	2,269,986	1,497,715	4,689,718	3,321,208

OTHER INCOME (EXPENSE)
Other income	–	(2)	205	6
Gain on forgiveness of debt	–	1,397,271	390	1,397,271
Interest expense and finance charge	(226,418)	(3,430,785)	(1,766,041)	(6,686,772)
Conversion cost	(1,000)	–	(3,000)	–
Penalties and fees	(15,000)	–	(45,000)	–
Amortization of debt discounts	(46,048)	(92,868)	(94,664)	(249,120)
Total other expenses, net	(288,466)	(2,126,384)	(1,908,110)	(5,538,615)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	1,981,520	(628,669)	2,781,608	(2,217,407)

GAIN FROM DISCONTINUED OPERATIONS	–	363,895	–	328,353

NET INCOME (LOSS) FOR THE PERIOD	$1,981,520	$(264,774)	$2,781,608	$(1,889,054)
DEEMED DIVIDENDS ON PREFERRED STOCK	(142,829)	–	(605,384)	–
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,838,691	$(264,774)	$2,176,224	$(1,889,054)

BASIC INCOME (LOSS) PER SHARE
Continuing operations	$0.00	0.00	0.00	(0.01)
Discontinued operations	$0.00	0.00	0.00	(0.00)

DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$0.00	0.00	0.00	0.00
Discontinued operations	$0.00	0.00	0.00	0.00

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES – CONTINUED AND DISCONTINUED OPERATIONS	1,008,580,008	208,829,344	975,400,768	189,084,892
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES – CONTINUED AND DISCONTINUED OPERATIONS	59,608,730,482	208,829,344	67,983,088,742	189,084,892

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Preferred Stock Series A, K and I		Preferred Stock Series B, D, E, F, F-1, G, H, L		Preferred Stock Series C and R		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2021 (Restated)	23,085,563	$59,548,201	3,595,952	$14,383,808	287	$198,488	(619,345)	$(4,967,686)
Issuance of series B preferred stock in exchange of series D preferred stock and series H preferred stock	–	–	75,000	300,000	–	–	–	–
Cancellation of common stock	–	–	–	–	–	–	–	–
Cancellation of series D preferred stock	–	–	(37,500)	(150,000)	–	–	–	–
Cancellation of series H preferred stock	–	–	(37,500)	(150,000)	–	–	–	–
Issuance of series J preferred stock	–	–	818,750	3,275,000	–	–	–	–
Issuance of common stock for settlement of Red Rock Travel	–	–	–	–	–	–	–	–
Distribution of dividend	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, September 30, 2022 (Restated)	23,085,563	$59,548,201	4,414,702	$17,658,808	287	$198,488	(619,345)	$(4,967,686)

Balance December 31, 2022	14,885,001	$59,540,000	4,350,907	$17,403,628	287	$198,488	–	$–
Conversion of convertible notes payable	–	–	–	–	–	–	–	–
Distribution of dividend	–	–	–	–	–	–	–	–
Issuance of series B preferred stock	–	–	3,150	12,600	–	–	–	–
Issuance of series E preferred stock	–	–	5,000	20,000	–	–	–	–
Net income	–	–	–	–	–	–	–	–
Balance, September 30, 2023	14,885,001	$59,540,000	4,359,057	$17,436,228	287	$198,488	–	$–

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021 (Restated)	166,130,069	$167,421	$(3,479,126)	$(65,118,744)	$732,361
Issuance of series B preferred stock in exchange of series D preferred stock and series H preferred stock	–	–	–	–	300,000
Cancellation of common stock	(35,000,000)	(35,000)	–	–	(35,000)
Cancellation of series D preferred stock	–	–	–	–	(150,000)
Cancellation of series H preferred stock	–	–	–	–	(150,000)
Issuance of series J preferred stock	–	–	–	–	3,275,000
Issuance of common stock for settlement of Red Rock Travel	66,666,666	66,667	(46,667)	–	20,000
Distribution of dividend	–	–	–	(310,522)	(310,522)
Net loss	–	–	–	(1,889,054)	(1,889,054)
Balance, September 30, 2022 (Restated)	197,796,735	$199,088	$(3,525,793)	$(67,318,320)	$1,792,785

Balance December 31, 2022	824,793,235	$824,793	$(8,581,264)	$(70,855,453)	$(1,469,808)
Conversion of convertible notes payable	274,682,378	274,682	(30,747)	–	243,935
Accrued dividend	–	–	–	(605,384)	(605,384)
Issuance of series B preferred stock	–	–	12,400	–	25,000
Issuance of series E preferred stock	–	–	(20,000)	–	–
Net income	–	–	–	2,781,608	2,781,608
Balance, September 30, 2023	1,099,475,613	$1,099,475	$(8,619,611)	$(68,679,229)	$975,351

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$2,781,608	$(1,889,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,365	32,442
Amortization of loan discount	94,664	249,120
Gain on forgiveness of debt	(390)	–
Gain on refinance of debt	–	(1,397,271)
Loss on finance penalties and fees	–	1,923,916
Other noncash items, net	–	324,563
Bad debt	270,000	–
Fair value settled upon conversion	141,406	–
Conversion and note issuance cost	11,250	–
Share issuance for service rendered	25,000	–
Increase (decrease) in:
Accounts receivable	(5,509,958)	(782,494)
Right of use – assets	17,763	(23,434)
Prepaid expenses and other current assets	–	8,000
Increase (decrease) in:
Accounts payable and accrued expense	687,135	319,232
Accrued officer’s compensation	514,000	500,000
Due from related parties	–	(5,016)
Accrued interest	380,020	(219,082)
Capital stock to be issued	–	545,333
Right of use – liabilities	(27,255)	(871)
Net cash used in operating activities - continuing operations	(603,392)	(414,616)

Net cash used in operating activities - discontinued operations	–	(328,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	421,375	729,083
Repayment of convertible notes payable	–	(5,908)
Payment of SBA loan	(803)	(2,290)
Dividend on preferred stock	–	(310,522)
Proceeds from line of credit	44,254	–
Repayment of line of credit	(29,781)	–
Payment of notes payable related party	(6,332)	(7,948)
Proceeds from notes payable related party	129,220	5,065
Net cash provided by financing activities	557,933	407,480

NET (DECREASE) IN CASH	(45,459)	(335,489)
CASH, BEGINNING OF PERIOD	226,802	595,987
CASH, END OF PERIOD	$181,343	$260,498

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,389	$73,476

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable and accrued interest	$99,533	$–
Preferred stock issued for business acquisition	–	3,275,000
Preferred stock issued for debt refinance	$–	$1,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Accounts Receivable and Credit Losses

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses. In accordance with this standard, the Company recognizes an allowance for credit losses for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on Current Expected Credit Losses (CECL). Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible, which was $270,000 and $0 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had net accounts receivable of $11,844,738 and $6,604,780, respectively. Accounts receivables are primarily generated from subsidiaries in their normal course of business.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived brands are not amortized but are evaluated for impairment annually or when indicators of a potential impairment are present. The Company’s impairment testing of goodwill is performed separately from its impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the nine months ended September 30, 2023 and 2022, the Company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

The Company’s healthcare subsidiary has contractual medical receivable sales and purchase agreements with third party factors which result in approximately 30% to 56% reduction from the accounts receivables amounts when a receivable is sold to the factors. The Company evaluated the factored adjustments considering the actual factored amounts per patient quarterly, and the reductions from accounts receivable that are factored were recorded in finance charges as other expenses on the consolidated statement of operations.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the condensed consolidated statements of operations and changes in stockholders’ equity. The Company recognized advertising and marketing expenses of $71,636 and $93,905 for the three months ended September 30, 2023 and 2022, respectively. The Company recognized advertising and marketing expenses of $243,315 and $317,899 for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of Accounting Standards Update (“ASU”) to the FASB's Codification. The Company considers the applicability and impact of all ASU’s on its financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments -- Credit Losses (Topic 326), Derivatives and hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The Company has adopted this standard effective January 1, 2023, and it resulted in the Company recognizing an allowance for doubtful accounts of $270,000 during the nine months ended September 30, 2023.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company's balance sheet as of December 31, 2021, management reconsidered the methodology previously applied in its valuation of goodwill and redeemable preferred stock.

The Company agreed to issue 818,750 additional shares of series J preferred stock with an aggregate stated value equal to $3,275,000 if, as of May 31, 2022, Nova’s trailing twelve months minimum pre-tax net income exceeded $1,979,320 (the “Milestone”). The Company finalized its purchase price accounting and allocation in 2022 and recorded purchase consideration of $6,100,000 associated with the cash consideration, the fair value of the series J preferred stock and the fair value of the contingent consideration. The impact of the correction is reflected in a $3,275,000 increase to goodwill and contingent consideration liability on the consolidated balance sheet.

In December 2022, the Company identified an error in its classification for its series N senior convertible preferred stock for the acquisition of Nova as presented in its audited balance sheet as of December 31, 2021. Pursuant to ASC 250, “Accounting changes and error corrections” issued by FASB and SAB 99 “Materiality” issued by SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in a $3,125,002 increase to the mezzanine equity and offsetting decrease to the series N senior convertible preferred stock subject to possible redemption mezzanine equity line item.

The Company and the managers of AHI entered into a resignation, release and buyback agreement and addendum, effective October 31, 2022. The Company presented in prior periods operating loss as loss from discontinued operations in the amount of $365 on the consolidated statement of operations for the nine months ended September 30, 2022.

The Company identified that Nova’s accounts receivable as presented in its balance sheet as of December 31, 2021 was understated due to an error in the collection utilized to estimate Nova’s accounts receivable. The impact of this correction on the accounting estimates is reflected in a $1,076,000 decrease to accounts receivable as of September 30, 2022 and a $1,076,000 increase in finance charges for the nine months ended September 30, 2022.

The following table summarizes the impacts of the error corrections on the Company's financial statements for each of the periods presented below:

i. Balance sheet

	Impact of correction of error
September 30, 2022 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	$15,958,345	$3,275,000	$19,233,345

Total liabilities	9,540,557	3,275,000	12,815,557

Mezzanine equity	–	3,125,002	3,125,002

Total stockholders' equity	$6,417,788	$(3,125,002)	$3,292,786

 ii. Statement of operations

	Impact of correction of error
Three months ended September 30, 2022 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$3,360,743	$(37,462)	$3,323,281
Cost of sales	1,155,280	(20,523)	1,134,757
Gross profit	2,205,463	(16,939)	2,188,524
Operating expense	706,193	(15,384)	690,809
Income from operations	$1,499,270	$(1,555)	$1,497,715
Other income (expense), net	(2,126,384)	–	(2,126,384)
Net loss before discontinued operations	(627,114)	(1,555)	(628,669)
Loss from discontinued operations	362,340	1,555	363,895
Net loss	$(264,774)	$–	$(264,774)
Basic Loss per Share
Continued Operations	(0.00)		(0.00)
Discontinued Operations	(0.00)		(0.00)
Weighted Average Shares Outstanding - Basic Earnings Loss per Share
Continued Operations	208,829,344		208,829,344
Discontinued Operations	208,829,344		208,829,344

	Impact of correction of error
Nine months ended September 30, 2022 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$9,432,481	$(120,818)	$9,311,663
Cost of sales	3,406,214	(58,611)	3,347,603
Gross profit	6,026,267	(62,207)	5,964,060
Operating expense	2,700,950	(58,098)	2,642,852
Income from operations	$3,325,317	$(4,109)	$3,321,208
Other income (expense), net	(4,467,089)	(1,071,526)	(5,538,615)
Net loss before discontinued operations	(1,141,772)	(1,075,635)	(2,217,407)
Loss from discontinued operations	328,718	(365)	328,353
Net loss	$(813,054)	$(1,076,000)	$(1,889,054)
Basic Loss per Share
Continued Operations	$(0.00)		$(0.01)
Discontinued Operations	$(0.00)		$(0.00)
Weighted Average Shares Outstanding - Basic Earnings Loss per Share
Continued Operations	189,084,892		189,084,892
Discontinued Operations	189,084,892		189,084,892

3.	REVISION OF FINANCIAL STATEMENTS

During the preparation of the financial statements for the nine months ended September 30, 2023, the Company found that the results of the settlement agreement with Red Rock Travel Group (“Red Rock”) were incorrectly reflected on the consolidated statement of stockholders’ equity (deficiency) as of December 31, 2022. The Company determined that these errors were immaterial to the previously issued consolidated financial statements, and as such no restatement was necessary. The revisions discussed below were made to the December 31, 2022 balance sheet and statement of stockholders’ equity (deficiency).

As a result of the settlement agreement with Red Rock on July 29, 2022, the Company reduced 35,000,000 shares of common shares on the consolidated financial statements as of December 31, 2022. The certificate of the common stock for 35,000,000 shares which were originally issued on February 24, 2020 was returned as part of the 2022 agreement with Red Rock and 3,500 common shares were cancelled, which were equivalent to 35,000,000 shares before the 10,000:1 reverse split on May 12, 2020. Consequently, the December 31, 2022 financial statements as originally reported were understated by 34,996,500 common shares. The impact of the correction is reflected in the $35,097 increase to common stock and decrease the same amount to additional paid-in-capital on the consolidated statement of stockholders’ equity. The adjustment had no impact on earnings per share for any 2022 period.

On July 31, 2018, the Company issued 8,200,562 shares of series K preferred stock to the prior owners of Red Rock for the consideration of the acquisition of Red Rock. The acquisition was not completed, and Red Rock returned the 8,200,562 shares of series K preferred stock during the year ended December 31, 2018. A total of 8,200,562 shares of series K preferred stock were cancelled. The impact of the correction is reflected in the $8,201 decrease to series K preferred stock and increase the same amount to additional paid-in-capital on the consolidated statement of stockholders’ equity (deficiency).

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2023	December 31, 2022
Accounts payable	$797,768	$342,330
Accrued credit cards	29,316	45,722
Accrued expense – previously factored liability	1,466,371	776,414
Accrued income taxes, and other taxes	5,346	6,732
Accrued professional fees	70,122	573,040
Accrued advertising	69,656	69,656
Accrued payroll	77,103	14,292
Accrue expense - other	–	363
Accrued expense - dividend payable	–	210,046
Total	$2,515,682	$2,038,595

The Company is delinquent paying certain income and property taxes. As of September 30, 2023 and December 31, 2022, the balance for these taxes, penalties and interest is $5,346 and $6,732, respectively.

5.	PLANT AND EQUIPMENT, NET

Property and equipment as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Medical equipment	$96,532	$96,532
Computer Equipment	9,189	9,189
Furniture, fixtures and equipment	30,841	35,974
Leasehold Improvement	15,950	15,950
Total	152,512	157,645
Less: accumulated depreciation	(108,439)	(102,206)
Property and equipment, net	$44,073	$55,439

For the three and nine months ended September 30, 2023, total depreciation expense was $3,365 and $11,365, respectively. For the three and nine months ended September 30, 2022, total depreciation expense was $10,814 and $32,442, respectively. Depreciation expense recorded as cost of sales for the three and nine months ended September 30, 2022 was $5,031 and $15,093, respectively.

6.	LAND

As of September 30, 2023 and December 31, 2022, the Company had 27 acres of land valued at approximately $540,000. The land is currently vacant and is expected to be developed into a residential community.

7.	LINES OF CREDIT

At September 30, 2023 and December 31, 2022, the Company had a revolving line of credit with a financial institution for $92,500 which was personally guaranteed by the manager of Platinum Tax. The loan accrues interest at 11.95% at September 30, 2023 and 10.95% at December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company had $8,622 and $0, respectively, of outstanding balance against the line of credit.

On September 29, 2023, the Company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC to sell Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. As of September 30, 2023, the Company had no outstanding balance against the revolving receivable line of credit.

8.	RELATED PARTY TRANSACTIONS

From time to time, the previous owner who is currently the manager of Platinum Tax loaned funds to Platinum Tax to cover short term operating needs. Amounts owed as of September 30, 2023 and December 31, 2022 were $159,662 and $37,024, respectively.

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due to previous owners who are current managers Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 as of September 30, 2023 and December 31, 2022.

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of September 30, 2023 and December 31, 2022, the Company owed the Chairman $123,442 and $123,192, respectively.

See also Note 15 for compensation paid to employees of the Company.

9.	NOTES AND LOANS PAYABLE

Notes payable at September 30, 2023 and December 31, 2022, respectively, are summarized as follows:

	September 30, 2023	December 31, 2022
Notes and loans payable	$169,268	$155,598
Less current portion	(24,600)	(15,809)
Long-term portion	$144,668	$139,789

Long-term debt matures as follows:

Amount
2024	$24,600
2025	4,989
2026	4,989
2027	4,989
2028	4,989
Thereafter	124,712
Total	$169,268

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bears interest at 12% per annum and matured on September 12, 2009. The balance of the debenture was $10,989 at September 30, 2023 and December 31, 2022 and the accrued interest was $7,215 and $6,229 at September 30, 2023 and December 31, 2022, respectively. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The Company reclassified $5,723 of accrued interest to the principal amounts for the nine months ended September 30, 2023. The principal balance and accrued interest at September 30, 2023 was $149,655 and $0, respectively, and principal and accrued interest at December 31, 2022 was $144,609 and $5,723, respectively.

10.	CONVERTIBLE NOTES PAYABLE

As of September 30, 2023 and December 31, 2022, the Company had convertible debt outstanding net of amortized debt discount of $3,952,581 and $3,515,752, respectively. During the nine months ended September 30, 2023, the Company received net proceeds of $421,375 from convertible notes. During the nine months ended September 30, 2022, the Company had net proceeds of $729,083 from convertible notes and repaid $5,908 to convertible noteholders. There are debt discounts associated with the convertible debt of $66,674 and $46,798 at September 30, 2023 and December 31, 2022, respectively. For the three months ending September 30, 2023 and 2022, the Company recorded amortization of debt discounts of $46,048 and $92,868, respectively. For the nine months ending September 30, 2023 and 2022, the Company recorded amortization of debt discounts of $94,664 and $249,120, respectively. During the nine months ended September 30, 2023, the Company converted $87,460 of convertible debt, $12,073 in accrued interest and $3,000 in conversion cost into 274,682,378 shares of the Company’s common stock. The Company recognized $141,406 of interest expense and additional paid-in capital to adjust fair value for the debt settlement during the nine months ended September 30, 2023. The Company had no convertible debt conversions during the nine months ended September 30, 2022.

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

Convertible notes as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022
Convertible notes payable	$4,019,255	$3,562,550
Discounts on convertible notes payable	(66,674)	(46,798)
Total convertible debt less debt discount	3,952,581	3,515,752
Current portion	3,952,581	3,515,752
Long-term portion	$–	$–

The following is a schedule of convertible notes payable as of and for the nine months ended September 30, 2023.

Note #	Issuance	Maturity	Principal Balance 12/31/22	New Loan	Principal Conversions	Shares Issued Upon Conversion	Principal Balance 9/30/23	Accrued Interest on Convertible Debt at 12/31/22	Interest Expense On Convertible Debt For the Period Ended 9/30/23	Accrued Interest on Convertible Debt at 9/30/23	Unamortized Debt Discount At 9/30/23
7-1	10/28/2016	10/28/2017	10,000	$–	$(10,000)	23,405,455	$–	$2,263	$–	$–	$–
9	9/12/2016	9/12/2017	50,080	–	–	–	50,080	14,157	7,491	21,648	–
10	1/24/2017	1/24/2018	55,000	–	–	–	55,000	69,876	8,227	78,103	–
10-1	2/10/2023	2/10/2024	–	50,000	–	–	50,000	–	4,767	4,767	–
10-2	3/30/2023	3/30/2024	–	25,000	–	–	25,000	–	1,890	1,890	–
10-3	8/11/2023	8/11/2024	–	25,000	–	–	25,000	–	514	514	–
29-2	11/8/2019	11/8/2020	36,604	–	–	–	36,604	20,160	6,571	26,731	–
31	8/28/2019	8/28/2020	–	–	–	–	–	8,385	–	8,385	–
37-1	9/3/2020	6/30/2021	113,667	–	–	–	113,667	28,756	15,303	59,059	–
37-2	11/2/2020	8/31/2021	113,167	–	–	–	113,167	27,510	15,236	57,746	–
37-3	12/29/2020	9/30/2021	113,166	–	–	–	113,166	26,474	15,236	56,710	–
38	2/9/2021	2/9/2022	96,000	–	(77,460)	221,276,923	18,540	27,939	7,242	35,181	–
39	4/26/2021	4/26/2022	168,866	–	–	–	168,866	39,684	27,787	67,470	–
40-1	9/22/2022	9/22/23	2,600,000	–	–	30,000,000	2,600,000	71,233	194,466	255,499	–
40-2	11/4/2022	11/4/2023	68,666	–	–	–	68,666	1,072	5,136	6,208	4,327
40-3	11/28/2022	11/28/2023	68,667	–	–	–	68,667	620	5,136	5,756	4,327
40-4	12/21/2022	12/21/2023	68,667	–	–	–	68,667	187	5,136	5,323	4,327
40-5	1/24/2023	1/24/2024	–	90,166	–	–	90,166	–	6,151	6,151	5,965
40-6	3/21/2023	3/21/2024	–	139,166	–	–	139,166	–	7,359	7,359	9,242
40-7	6/5/2023	6/5/2024	–	139,166	–	–	139,166	–	4,461	4,461	24,913
40-8	6/13/2023	6/13/2024	–	21,167	–	–	21,167	–	632	632	3,624
40-9	7/19/2023	7/19/2024	–	35,500	–	–	35,500	–	710	710	7,100
40-10	7/24/2023	7/24/2024	–	14,000	–	–	14,000	–	261	261	2,849
41	8/25/2023	8/25/2024	–	5,000	–	–	5,000	–	49	49	–
			3,562,550	$544,165	$(87,460)	274,682,378	$4,019,255	$338,316	$339,761	$710,613	$66,674

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

Notes 10, 10-1, 10-2 and 10-3

On January 24, 2017, the Company issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. Note 10 is currently in default and accrues interest at a default interest rate of 20% per annum. On February 10, 2023, the Company executed a second tranche under this note in the principal amount of $50,000 (Note 10-1). On March 30, 2023, the Company executed a third tranche under this note in the principal amount of $25,000 (Note 10-2). On August 11, 2023, the Company executed a fourth tranche under this note in the principal amount of $25,000 (Note 10-3). Notes 10-1, 10-2 and 10-3 accrue interest at a rate of 15% per annum.

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

Notes 40-1, 40-2, 40-3, 40-4, 40-5, 40-6, 40-7, 40-8, 40-9 and 40-10

On September 22, 2022, the Company issued a convertible promissory note in the principal amount of $2,600,000 in exchange for total of $4,791,099 of defaulted promissory notes balances (Note 40-1). On November 4, 2022, the Company executed a second tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-2). On November 28, 2022, the Company executed the third tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-3). On November 28, 2022, the Company executed a fourth tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-4). On January 24, 2023, the Company executed a fifth tranche under this note in the principal amount of $90,166, less an original issue discount and fee of $25,166 (Note 40-5). On March 21, 2023, the Company executed a sixth tranche under this note in the principal amount of $136,666, less an original issue discount and fee of $39,166 (Note 40-6). On June 5, 2023, the Company executed a seventh tranche under this note in the principal amount of $136,667, less original issue discount and fee of $39,167 (Note 40-7). On June 13, 2023, the Company executed an eighth tranche under this note in the principal amount of $21,167, less original issue discount and fee of $5,167 (Note 40-8). On July 19, 2023, the Company executed a ninth tranche under this note in the principal amount of $35,500, less an original issue discount and fee of $8,875 (Note 40-9). On July 24, 2023, the Company executed a tenth tranche under this note in the principal amount of $14,000, less an original issue discount and fee of $3,500 (Note 40-10). All of the Note 40 tranches mature in one year from the note issuance date and accrue interest at a rate of 10% per annum.

Note 41

On August 25, 2023, the Company issued a twelve-month convertible promissory note in the principal amount of $5,000 to the Company’s CEO for the Company’s operating expenses. The rate of interest is 10% per annum.

11.	CAPITAL STOCK

Preferred Stock

The Company has designated multiple series of preferred stock, including 2 shares of series A preferred stock, 3,000,000 shares of series B preferred stock, 500 shares of series C preferred stock, 1,000,000 shares of series E preferred stock, 50,000 shares of series F-1 preferred stock, 15,000,000 shares of series I preferred stock, 2,000,000 shares of series J preferred stock, 400,000 shares of series L preferred stock, 3,000,000 shares of series N senior convertible preferred stock, 5,000 shares of series R preferred stock and 5,000,000 shares of series X senior convertible preferred stock.

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

Dividend Rights. Holders of series N senior convertible preferred stock are entitled to dividends at a rate per annum of 12.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series N senior convertible preferred stock), such rate shall increase by 8% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common stock at the Company’s discretion. Dividends payable in common stock shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common stock on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date. At September 30, 2023, cumulative dividends on Series N Preferred Stock were $662,557.

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

Dividend Rights. Holders of series X senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series X senior convertible preferred stock), such rate shall increase by 5% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date. At September 30, 2023, cumulative dividends on Series X Preferred Stock were $152,875.

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

Non-redeemable Preferred Stock

Series A Preferred Stock

Ranking. The series A preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock and each other class or series that is not expressly made senior to or on parity with the series A preferred stock; (ii) on parity with each class or series that is not expressly subordinated or made senior to the series A preferred stock; and (iii) junior to the series B preferred stock, series C preferred stock, series E preferred stock, series F-1 preferred stock, series I preferred stock, series J preferred stock, series L preferred stock, series N senior convertible preferred stock, series R preferred stock, series X senior convertible preferred stock and each other series of preferred stock and each class or series that is expressly made senior to the series A preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

Dividend Rights. The series A preferred stock is not entitled to participate in any distributions or payments to the holders of common stock or any other class of stock and shall have no economic interest in the Company.

Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, a merger or consolidation of our company wherein the Company is not the surviving entity, or a sale of all or substantially all of the assets of the Company, the holders of each share of series A preferred stock shall be entitled to receive from any distribution of any of the assets or surplus funds of the Company, before and in preference of any holder of shares of common stock, an amount equal to the stated value of $250. Once the holders receive the foregoing from any such liquidation, dissolution or winding up, the holders shall not participate with the common stock or any other class of stock.

Voting Rights. Each share of series A preferred stock shall have a number of votes at any time equal to (i) 25% of the number of votes then held or entitled to be made by all other equity securities of the Company, including, without limitation, the common stock, plus (ii) one (1). The series A preferred stock shall vote on any matter submitted to the holders of the common stock, or any other class of voting securities, for a vote, and shall vote together with the common stock, or any class of voting securities, as applicable, on such matter for as long as the shares of series A preferred stock are issued and outstanding. Notwithstanding the foregoing, the series A preferred stock shall not have the right to vote on any matter as to which solely another series of preferred stock is entitled to vote pursuant to the Company’s amended and restated articles of incorporation or a certificate of designation of such other series of preferred stock.

Transfer. Upon transfer of any share of series A preferred stock, except for a transfer by the holder to an affiliate, whether such transfer is voluntary or involuntary, such share of series A preferred stock shall automatically, and without any action being required by the Company or the holder, be converted into one (1) share of common stock.

Other Rights. Holders of series A preferred stock do not have any conversion (except as set forth above) or redemption rights.

Series B Preferred Stock

Ranking. The series B preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock and to each other class or series that is not expressly made senior to or on parity with the series B preferred stock; (ii) on parity with the series C preferred stock, series E preferred stock, series F-1 preferred stock, series J preferred stock, series L preferred stock and each other class or series that is not expressly subordinated or made senior to the series B preferred stock; and (iii) junior to the series I preferred stock, series N senior convertible preferred stock, series R preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series B preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

Dividend Rights. The holders of series B preferred stock are entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid on shares of series B preferred stock.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of series B preferred stock shall be entitled to receive out of the assets of the Company the same amount that a holder of common stock would receive if the shares of series B preferred stock were fully converted to common stock immediately prior to such liquidation, which amount shall be paid to the holders of series B preferred stock pari passu with all holders of parity securities and in preference to the holders of junior securities.

Voting Rights. On any matter presented to stockholders for their action or consideration, each holder of series B preferred stock shall be entitled to cast one (1) vote per share of series B preferred stock held. Except as provided by law, the holders of series B preferred stock shall vote together with the holders of shares of common stock as a single class. However, as long as any shares of series B preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of outstanding series B preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series B preferred stock or alter or amend the certificate of designation for the series B preferred stock, or (b) amend the Company’s amended and restated articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series B preferred stock.

Conversion Rights. Each share of series B preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $2.00. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series B preferred stock, voting together as a single class, each share of series B preferred stock shall be automatically converted into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $2.00. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock splits, stock reclassifications and similar events.

Redemption Rights. Holders of series B preferred stock do not have any redemption rights.

Series C Preferred Stock

Ranking. The series C preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock and to each other class or series that is not expressly made senior to or on parity with the series C preferred stock; (ii) on parity with the series B preferred stock, series E preferred stock, series F-1 preferred stock, series J preferred stock, series L preferred stock and each other class or series that is not expressly subordinated or made senior to the series C preferred stock; and (iii) junior to the series I preferred stock, series N senior convertible preferred stock, series R preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series C preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

Dividend Rights. The holders of series C preferred stock are entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid on shares of series C preferred stock.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of series C preferred stock shall be entitled to receive out of the assets of the Company the same amount that a holder of common stock would receive if the shares of series C preferred stock were fully converted to common stock immediately prior to such liquidation, which amount shall be paid to the holders of series C preferred stock pari passu with all holders of parity securities and in preference to the holders of junior securities.

Voting Rights. On any matter presented to stockholders for their action or consideration, each holder of series C preferred stock shall be entitled to cast one (1) vote per share of series C preferred stock held. Except as provided by law, the holders of series C preferred stock shall vote together with the holders of shares of common stock as a single class. However, as long as any shares of series C preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of outstanding series C preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series C preferred stock or alter or amend the certificate of designation for the series C preferred stock, or (b) amend the Company’s amended and restated articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series C preferred stock.

Conversion Rights. Each share of series C preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $0.00004. In addition, on the date on which the shares of common stock are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier) (a “Listing Event”), all outstanding shares of series C preferred stock shall be automatically converted into such number of shares of common stock as is determined by dividing $50,000 by the highest traded or closing price on such date, which such shares of common stock shall be issued pro rata among the holders of the outstanding series C preferred stock. Finally, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series C preferred stock, voting together as a single class, each share of series C preferred stock shall be automatically converted into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $0.00004. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock splits, stock reclassifications and similar events.

Redemption Rights. If there is a Listing Event, the Company shall have the right (but not the obligation) to redeem shares of series C preferred stock at a price per share of $50,000.

Series E Preferred Stock

Ranking. The series E preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock and to each other class or series that is not expressly made senior to or on parity with the series E preferred stock; (ii) on parity with the series B preferred stock, series C preferred stock, series F-1 preferred stock, series J preferred stock, series L preferred stock and each other class or series that is not expressly subordinated or made senior to the series E preferred stock; and (iii) junior to the series I preferred stock, series N senior convertible preferred stock, series R preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series E preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

Dividend Rights. The holders of series E preferred stock are entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid on shares of series E preferred stock.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of series E preferred stock shall be entitled to receive out of the assets of the Company the same amount that a holder of common stock would receive if the shares of series E preferred stock were fully converted to common stock immediately prior to such liquidation, which amount shall be paid to the holders of series E preferred stock pari passu with all holders of parity securities and in preference to the holders of junior securities.

Voting Rights. On any matter presented to stockholders for their action or consideration, each holder of series E preferred stock shall be entitled to cast one (1) vote per share of series E preferred stock held. Except as provided by law, the holders of series E preferred stock shall vote together with the holders of shares of common stock as a single class. However, as long as any shares of series E preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of outstanding series E preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series E preferred stock or alter or amend the certificate of designation for the series E preferred stock, or (b) amend the Company’s amended and restated articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series E preferred stock.

Conversion Rights. Each share of series E preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $2.00. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series E preferred stock, voting together as a single class, each share of series E preferred stock shall be automatically converted into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $2.00. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock splits, stock reclassifications and similar events.

Redemption Rights. If the Company’s common stock is listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), the Company shall have the right (but not the obligation) to redeem shares of series E preferred stock at a price per share of $50,000.

Series F-1 Preferred Stock

Ranking. The series F-1 preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock and to each other class or series that is not expressly made senior to or on parity with the series F-1 preferred stock; (ii) on parity with the series B preferred stock, series C preferred stock, series E preferred stock, series J preferred stock, series L preferred stock and each other class or series that is not expressly subordinated or made senior to the series F-1 preferred stock; and (iii) junior to the series I preferred stock, series N senior convertible preferred stock, series R preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series F-1 preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

Dividend Rights. The holders of series F-1 preferred stock are entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid on shares of series F-1 preferred stock.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of series F-1 preferred stock shall be entitled to receive out of the assets of the Company the same amount that a holder of common stock would receive if the shares of series F-1 preferred stock were fully converted to common stock immediately prior to such liquidation, which amount shall be paid to the holders of series F-1 preferred stock pari passu with all holders of parity securities and in preference to the holders of junior securities.

Voting Rights. Except as provided by law, the holders of series F-1 preferred stock shall have no voting rights. However, as long as any shares of series F-1 preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of outstanding series F-1 preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series F-1 preferred stock or alter or amend the certificate of designation for the series F-1 preferred stock, or (b) amend the Company’s amended and restated articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series F-1 preferred stock.

Conversion Rights. Each share of series F-1 preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $2.00. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series F-1 preferred stock, voting together as a single class, each share of series F-1 preferred stock shall be automatically converted into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $2.00. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock splits, stock reclassifications and similar events.

Redemption Rights. Holders of series F-1 preferred stock do not have any redemption rights.

Series I Preferred Stock

Ranking. The series I preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock, series B preferred stock, series C preferred stock, series E preferred stock, series F-1 preferred stock, series J preferred stock, series L preferred stock and to each other class or series that is not expressly made senior to or on parity with the series I preferred stock; (ii) on parity with each class or series that is not expressly subordinated or made senior to the series I preferred stock; and (iii) junior to the series N senior convertible preferred stock, series R preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series I preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

Dividend Rights. The holders of series I preferred stock are entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid on shares of series I preferred stock.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of series I preferred stock shall be entitled to receive out of the assets of the Company the same amount that a holder of common stock would receive if the shares of series I preferred stock were fully converted to common stock immediately prior to such liquidation, which amount shall be paid to the holders of series I preferred stock pari passu with all holders of parity securities and in preference to the holders of junior securities.

Voting Rights. On any matter presented to stockholders for their action or consideration, each holder of series I preferred stock shall be entitled to cast five (5) votes per share of series I preferred stock held. Except as provided by law, the holders of series I preferred stock shall vote together with the holders of shares of common stock as a single class. However, as long as any shares of series I preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of outstanding series I preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series I preferred stock or alter or amend the certificate of designation for the series I preferred stock, or (b) amend the Company’s amended and restated articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series I preferred stock.

Conversion Rights. Each share of series I preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $2.00. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $10,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series I preferred stock, voting together as a single class, each share of series I preferred stock shall be automatically converted into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $2.00. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock splits, stock reclassifications and similar events.

Redemption Rights. Holders of series I preferred stock do not have any redemption rights.

Series J Preferred Stock

Ranking. The series J preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock and to each other class or series that is not expressly made senior to or on parity with the series J preferred stock; (ii) on parity with the series B preferred stock, series C preferred stock, series E preferred stock, series F-1 preferred stock, series L preferred stock and each other class or series that is not expressly subordinated or made senior to the series J preferred stock; and (iii) junior to the series I preferred stock, series N senior convertible preferred stock, series R preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series J preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

Dividend Rights. The holders of series J preferred stock are entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid on shares of series J preferred stock.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of series J preferred stock shall be entitled to receive out of the assets of the Company the same amount that a holder of common stock would receive if the shares of series J preferred stock were fully converted to common stock immediately prior to such liquidation, which amount shall be paid to the holders of series J preferred stock pari passu with all holders of parity securities and in preference to the holders of junior securities.

Voting Rights. On any matter presented to stockholders for their action or consideration, each holder of series J preferred stock shall be entitled to cast one (1) vote per share of series J preferred stock held. Except as provided by law, the holders of series J preferred stock shall vote together with the holders of shares of common stock as a single class. However, as long as any shares of series J preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of outstanding series J preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series J preferred stock or alter or amend the certificate of designation for the series J preferred stock, or (b) amend the Company’s amended and restated articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series J preferred stock.

Conversion Rights. Each share of series J preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $2.00. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series J preferred stock, voting together as a single class, each share of series J preferred stock shall be automatically converted into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $2.00. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock splits, stock reclassifications and similar events.

Redemption Rights. Holders of series J preferred stock do not have any redemption rights.

Series L Preferred Stock

Ranking. The series L preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock and to each other class or series that is not expressly made senior to or on parity with the series L preferred stock; (ii) on parity with the series B preferred stock, series C preferred stock, series E preferred stock, series F-1 preferred stock, series J preferred stock and each other class or series that is not expressly subordinated or made senior to the series L preferred stock; and (iii) junior to the series I preferred stock, series N senior convertible preferred stock, series R preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series L preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

Dividend Rights. The holders of series L preferred stock are entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid on shares of series L preferred stock.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of series L preferred stock shall be entitled to receive out of the assets of the Company the same amount that a holder of common stock would receive if the shares of series L preferred stock were fully converted to common stock immediately prior to such liquidation, which amount shall be paid to the holders of series L preferred stock pari passu with all holders of parity securities and in preference to the holders of junior securities.

Voting Rights. On any matter presented to stockholders for their action or consideration, each holder of series L preferred stock shall be entitled to cast one (1) vote per share of series L preferred stock held. Except as provided by law, the holders of series L preferred stock shall vote together with the holders of shares of common stock as a single class. However, as long as any shares of series L preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of outstanding series L preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series J preferred stock or alter or amend the certificate of designation for the series L preferred stock, or (b) amend the Company’s amended and restated articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series L preferred stock.

Conversion Rights. Each share of series L preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $2.00. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series L preferred stock, voting together as a single class, each share of series L preferred stock shall be automatically converted into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $2.00. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock splits, stock reclassifications and similar events.

Redemption Rights. Holders of series L preferred stock do not have any redemption rights.

Series R Preferred Stock

Ranking. The series R preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock, series B preferred stock, series C preferred stock, series E preferred stock, series F-1 preferred stock, series I preferred stock, series J preferred stock, series L preferred stock and to each other class or series that is not expressly made senior to or on parity with the series R preferred stock; (ii) on parity with each class or series that is not expressly subordinated or made senior to the series R preferred stock; and (iii) junior to the series N senior convertible preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series R preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

Dividend Rights. The holders of series R preferred stock are entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid on shares of series R preferred stock.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of series R preferred stock shall be entitled to receive out of the assets of the Company the same amount that a holder of common stock would receive if the shares of series R preferred stock were fully converted to common stock immediately prior to such liquidation, which amount shall be paid to the holders of series R preferred stock pari passu with all holders of parity securities and in preference to the holders of junior securities.

Voting Rights. On any matter presented to stockholders for their action or consideration, each holder of series R preferred stock shall be entitled to cast one (1) vote per share of series R preferred stock held. Except as provided by law, the holders of series R preferred stock shall vote together with the holders of shares of common stock as a single class. However, as long as any shares of series R preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of outstanding series R preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series R preferred stock or alter or amend the certificate of designation for the series R preferred stock, or (b) amend the Company’s amended and restated articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series R preferred stock.

Conversion Rights. Each share of series R preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined by dividing the stated value of $1,200 by a conversion price of $1,200 (subject to standard adjustments in the event of any stock dividends, stock splits, stock reclassifications and similar events).

Redemption Rights. Holders of series R preferred stock do not have any redemption rights.

Preferred Stock Transactions

During the nine months ended September 30, 2023, the Company executed the following transactions:

•	On May 25, 2023, the Company issued 3,150 shares of series B preferred stock to Zia Choe, Interim Chief Financial Officer, for $25,000.

•	On July 24, 2023, the Company issued 5,000 shares of series E preferred stock as compensation for the property manager of Edge View in exchange for a bonus of $5,000.

During the nine months ended September 30, 2022, the Company executed the following transactions:

•	In the second quarter of 2022, 37,500 shares of series D preferred stock were cancelled and exchanged for 37,500 shares of series B preferred stock and 37,500 shares of series H preferred stock were cancelled and exchanged for 37,500 shares of series B preferred stock.

•	On September 7, 2022, the Company issued 818,750 shares of series J preferred stock for $3,275,000 as part of the Nova acquisition.

•	On September 12, 2022, the Company issued 375,000 shares of series X senior convertible preferred stock for $1,500,000. See footnote 10, convertible notes payable for further discussion. The Company classified the series X preferred stock and amount of $1,500,000 as mezzanine equity.

Common Stock

During the nine months ended September 30, 2023, the Company executed the following transactions:

•	The Company issued 274,682,378 shares of common stock upon the conversion of certain convertible notes.

During the nine months ended September 30, 2022, the Company executed the following transactions:

•	As part of the Red Rock settlement, the Company issued 666,666,666 shares of common stock.

•	The settlement also required the previous owners to relinquish 35,000,000 shares of common stock resulting in a gain to the Company of $35,000

12.	WARRANTS

The table below sets forth warrant activity for the nine months ended September 30, 2023:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2023	235,557,856	$0.015
Granted	–	–
Exercised	–	–
Forfeited	(25,000)	–
Balance at September 30, 2023	235,532,856	0.015
Warrants Exercisable at September 30, 2023	235,532,856	$0.015

As a result of the settlement agreement with Red Rock on July 29, 2022, the Company required the previous owners to relinquish warrants for 25,000 shares of common stock. The warrants were returned and cancelled during the second quarter of 2023. There was no impact on the consolidated financial statements as of December 31, 2022.

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

The Company had no net liabilities of discontinued operations at September 30, 2023 and December 31, 2022. The Company had $0 and $363,895 of gain from discontinued operations for the three months ended September 30, 2023 and 2022, respectively. The Company had $0 and $328,353 of gain from discontinued operations for the nine months ended September 30, and 2022, respectively.

	Three Months Ended September 30,
	2023	2022

Gain (Loss) from discontinued operations
Revenue of AHI subsidiary	$–	$37,462
Cost of sales of AHI subsidiary	–	(20,523)
Selling, general and administrative expenses of AHI subsidiary	–	(15,384)
Interest expense of Red Rock Investor Note	–	(39,100)
Gain from disposal of Red Rock subsidiary	–	33,622
Gain on settlement of debt on Red Rock	–	367,818
Gain from discontinued operations	$–	$363,895

	Nine Months Ended September 30,
	2023	2022

Gain (Loss) from discontinued operations
Revenue AHI subsidiary	$–	$102,818
Cost of sales AHI subsidiary	–	(58,611)
Selling, general and administrative expenses AHI subsidiary	–	(58,098)
Interest expense of Red Rock Investor Note	–	(39,100)
Gain no change in estimate of AHI subsidiary	–	(4,474)
Gain on settlement of debt on Red Rock		385,818
Gain from discontinued operations	$–	$328,353

14.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

The following table shows the Company’s goodwill balances by reportable segment. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the nine months ended September 30, 2023 and 2022, the Company had no goodwill impairment.

The following table shows goodwill balances by reportable segment:

	Healthcare	Total
Carrying value at December 31, 2022	$5,666,608	$5,666,608
Accumulated impairment	–	–
Carrying value at September 30, 2023	$5,666,608	$5,666,608

15.	COMMITMENTS AND CONTINGENCIES

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

The Company recorded operating lease expense of $76,466 and $60,878 for the three months ended September 30, 2023 and 2022, respectively, and the Company recorded operating lease expense of $210,696 and $231,028 for the nine months ended September 30, 2023 and 2022, respectively.

The Company has operating leases with future commitments as follows:

September 30,	Amount
2024	$135,776
2025	64,147
Total	$199,923

Employees

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chief Executive Officer based on his employment agreement since July 1, 2020, of which currently 50% is paid in cash and 50% is accrued. The total outstanding accrued compensation as of September 30, 2023 and December 31, 2022 were $2,115,500 and $1,870,500, respectively.

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chairman of the Board based on his employment agreement since July 1, 2020, of which currently 50% is paid in cash and 50% is accrued. The total outstanding accrued compensation as of September 30, 2023 and December 31, 2022 were $2,132,000 and $1,863,000, respectively.

The Company agreed to pay $156,000 per year to the previous Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of September 30, 2023 and December 31, 2022 was $17,057.

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

	September 30, 2023	December 31, 2022
Assets:
Financial Services	$844	$8,577
Healthcare	17,923,340	12,692,531
Real Estate	589,054	592,557
Others	5,489	59,692
Consolidated assets	$18,518,727	$13,353,357

	Three Months Ended September 30,
	2023	2022
Revenues:
Financial Services	$32,264	$219,872
Healthcare	3,405,860	3,103,409
Consolidated revenues	$3,438,124	$3,323,281

Cost of Sales:
Financial Services	$5,604	$39,963
Healthcare	551,424	1,094,794
Consolidated cost of sales	$557,028	$1,134,757

Income (Loss) from operations from subsidiaries
Financial Services	$(3,407)	$3,839
Healthcare	2,610,188	1,825,594
Real Estate	(278)	(11,906)
Income from operations from subsidiaries	$2,606,503	$1,817,527

Loss from operations from Cardiff Lexington	$(336,517)	$(319,812)
Total income from operations	$2,269,986	$1,497,715

Income (Loss) before taxes
Financial Services	$(3,705)	$2,177
Healthcare	2,521,820	518,437
Real Estate	(278)	(11,906)
Corporate, administration and other non-operating expenses	(536,317)	(773,482)
Consolidated income (loss) before taxes	$1,981,520	$(264,774)

	Nine Months Ended September 30,
	2023	2022
Revenues:
Financial Services	$304,967	$1,156,729
Healthcare	9,476,764	8,154,934
Consolidated revenues	$9,781,731	$9,311,663

Cost of Sales:
Financial Services	$53,730	$365,185
Healthcare	2,589,407	2,982,418
Consolidated cost of sales	$2,643,137	$3,347,603

Income (Loss) from operations from subsidiaries
Financial Services	$(90,663)	$(86,281)
Healthcare	5,994,978	4,609,996
Real Estate	(2,118)	(14,419)
Income from operations from subsidiaries	$5,902,197	$4,509,296

Loss from operations from Cardiff Lexington	$(1,212,479)	$(1,188,088)
Total income from operations	$4,689,718	$3,321,208

Income (Loss) before taxes
Financial Services	$(93,005)	$(88,853)
Healthcare	4,717,363	310,671
Real Estate	(2,118)	(14,419)
Corporate, administration and other non-operating expenses	(1,840,632)	(2,096,453)
Consolidated income (loss) before taxes	$2,781,608	$(1,889,054)

18.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to September 30, 2023 to the date these condensed consolidated financial statements were issued and determined there was subsequent events or transactions the required recognition or disclosure in these consolidated financial statements.

The Company received the first net cash advance in the amount of $861,071 on October 9, 2023 from DML HC Series, LLC for the sale of accounts receivable and future claims in the amount of $1,428,571. (See Note 7)

On October 20, 2023, the Company issued 5,000 shares of series B preferred stock as compensation for the manager of Platinum Tax as bonus compensation.

On November 7, 2023, Platinum Tax was dissolved due to the significant decline in revenues and recurring operating losses.

On various dates in October and November 2023, the Company issued 227,000,000 shares of common stock upon the conversion of accrued interest and conversion cost of $17,400 and $1,000, respectively. (See Note 10, 37-2, and 40-1)

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

Segments

During the three months ended September 30, 2023 and 2022, we had three reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:

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

We had no net liabilities of discontinued operations at September 30, 2023 and December 31, 2022. We had $0 and $363,895 of gain from discontinued operations for the three months ended September 30, 2023 and 2022, respectively. We had $0 and $328,353 of gain from discontinued operations for the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended September 30, 2023 and 2022, both in dollars and as a percentage of our revenue.

	September 30, 2023		September 30, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Financial services	$32,264	0.94%	$219,872	6.62%
Healthcare	3,405,860	99.06%	3,103,409	93.38%
Total revenue	3,438,124	100.00%	3,323,281	100.00%
Cost of sales
Financial services	5,604	0.16%	39,963	1.20%
Healthcare	551,424	16.04%	1,094,794	32.94%
Total cost of sales	557,028	16.20%	1,134,757	34.15%
Gross profit	2,881,096	83.80%	2,188,524	65.85%
Operating expenses
Depreciation expense	3,365	0.11%	5,783	0.17%
Selling, general and administrative	607,745	17.68%	685,026	20.61%
Total operating expenses	611,110	17.77%	690,809	20.79%
Income from operations	2,269,986	66.02%	1,497,715	45.07%
Other income (expense)
Other income	–	–	(2)	(0.00)%
Gain on forgiveness of debt	–	–	1,397,271	42.04%
Interest expense and finance charge	(226,418)	(6.59)%	(3,430,785)	(103.23)%
Conversion cost	(1,000)	(0.03)%	–	–
Penalties and fees	(15,000)	(0.44)%	–	–
Amortization of debt discounts	(46,048)	(1.34)%	(92,868)	(2.79)%
Total other expense, net	(288,466)	(8.39)%	(2,126,384)	(63.98)%
Net income (loss) before discontinued operations	1,981,520	57.63%	(628,669)	(18.92)%
Gain from discontinued operations	–	–	363,895	10.95%
Net income (loss)	$1,981,520	57.63%	$(264,774)	(7.97)%

Revenue. Our total revenue increased by $114,843, or 3.46%, to $3,438,124 for the three months ended September 30, 2023 from $3,323,281 for the three months ended September 30, 2022. Such increase was primarily due to an increase in revenue from the healthcare segment.

The financial services segment generates revenue through the provision of tax resolution services to individuals and business owners. Revenue from the financial services segment decreased by $187,608, or 85.33%, to $32,264 for the three months ended September 30, 2023 from $219,872 for the three months ended September 30, 2022. Such decrease was primarily due to the loss of sales leads from the discontinued service with Optima Tax Relief, which affected the significant revenue reduction in the tax resolution business.

The healthcare segment generates revenue through a full range of diagnostic and surgical services. Revenue from the healthcare services segment increased by $302,451, or 9.75%, to $3,405,860 for the three months ended September 30, 2023 from $3,103,409 for the three months ended September 30, 2022. Such increase was primarily due to increased patients and Personal Injury Protection (PIP) services.

Cost of sales. Our total cost of sales decreased by $577,729 or 50.91%, to $557,028 for the three months ended September 30, 2023 from $1,134,757 for the three months ended September 30, 2022. Such a decrease was primarily due to a decrease in contractor services from the healthcare segment and terminated employees in the financial services segment due to the decreased revenue from financial service segment. As a percentage of revenue, our total cost of sales was 16.20% and 34.15% for the three months ended September 30, 2023 and 2022, respectively.

Cost of sales for the financial services segment consists of advertising, contract labor and merchant fees. Cost of sales for the financial services segment decreased by $34,359, or 85.98%, to $5,604 for the three months ended September 30, 2023 from $39,963 for the three months ended September 30, 2022. As a percentage of financial services revenue, cost of sales was 0.16% and 1.20% for the three months ended September 30, 2023 and 2022, respectively. Such a decrease was generally in line with the decrease in revenue from this segment.

Cost of sales for the healthcare segment consists of surgical center fees, physician and professional fees, salaries and wages and medical supplies. Cost of sales from the healthcare services segment decreased by $543,370, or 49.63%, to $551,424 for the three months ended September 30, 2023 from $1,094,794 for the three months ended September 30, 2022. As a percentage of healthcare revenue, cost of sales was 16.04% and 32.94% for the three months ended September 30, 2023 and 2022, respectively. This decrease was due to decreased surgical and laboratory contracted services.

Gross profit. As a result of the foregoing, our total gross profit increased by $692,572, or 31.65%, to $2,881,096 for the three months ended September 30, 2023 from $2,188,524 for three months ended September 30, 2022. Our total gross profit (percent of revenue) was 83.80% and 65.85% for September 30, 2023 and 2022, respectively.

Gross profit for the financial services segment decreased by $153,249, or 85.18%, to $26,660 for the three months ended September 30, 2023 from $179,909 for the three months ended September 30, 2022. Gross profit (percent of revenue) for the financial services segment was 82.63% and 81.82% for the three months ended September 30, 2023 and 2022, respectively.

Gross profit for the healthcare services segment increased by $845,821, or 42.11%, to $2,854,436 for the three months ended September 30, 2023 from $2,008,615 for the three months ended September 30, 2022. Gross profit (percent of revenue) for the healthcare segment was 83.81% and 64.72% for the three months ended September 30, 2023 and 2022, respectively.

Depreciation expense. Our depreciation expense was $3,365, or 0.10% of revenue, for the three months ended September 30, 2023, as compared to $5,783, or 0.17% of revenue, for the three months ended September 30, 2022.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries and bonuses plus related payroll taxes, advertising expenses, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses decreased by $77,281, or 11.28%, to $607,745 for the three months ended September 30, 2023 from $685,026 for the three months ended September 30, 2022. As a percentage of revenue, our selling, general and administrative expenses were 17.68% and 20.61% for the three months ended September 30, 2023 and 2022, respectively. Such decrease was primarily due to the significant terminated employees in the financial services segment due to the decreased revenue and decreased laboratory fees and travel expense in our healthcare services business.

Total other income (expense). We had $288,466 in total other expense, net, for the three months ended September 30, 2023, as compared to other expense, net, of $2,126,384 for the three months ended September 30, 2022. Other expenses, net, for the three months ended September 30, 2023 consisted of interest expense and finance charges of $226,418, amortization of debt discounts of $46,048, financing penalties and fees of $15,000 and conversion costs of $1,000. Other expense, net, for the three months ended September 30, 2022, consisted of interest expense and finance charges of $3,430,785 and amortization of debt discounts of $92,868, offset by gain on forgiveness of debt of $1,397,271.

Discontinued operations.  For the three months ended September 30, 2023 and 2022, we recorded a gain from discontinued operations of $0 and $363,895, respectively.

Net income (loss). As a result of the cumulative effect of the factors described above, our net income was $1,981,520 for the three months ended September 30, 2023, as compared to net loss of $264,774 for the three months ended September 30, 2022, an increase of $2,246,294, or 848.38%.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the nine months ended September 30, 2023 and 2022, both in dollars and as a percentage of our revenue.

	September 30, 2023		September 30, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Financial services	$304,967	3.12%	$1,156,729	12.42%
Healthcare	9,476,764	96.88%	8,154,934	87.58%
Total revenue	9,781,731	100.00%	9,311,663	100.00%
Cost of sales
Financial services	53,730	0.55%	365,185	3.92%
Healthcare	2,589,407	26.47%	2,982,418	32.03%
Total cost of sales	2,643,137	27.02%	3,347,603	35.95%
Gross profit	7,138,594	72.98%	5,964,060	64.05%
Operating expenses
Depreciation expense	11,365	0.12%	17,349	0.19%
Selling, general and administrative	2,437,511	24.92%	2,625,503	28.20%
Total operating expenses	2,448,876	25.04%	2,642,852	28.38%
Income from operations	4,689,718	47.94%	3,321,208	35.67%
Other income (expense)
Other income	205	0.00%	6	0.00%
Gain on forgiveness of debt	390	0.00%	1,397,271	15.01%
Interest expense and finance charge	(1,766,041)	(18.05)%	(6,686,772)	(71.81)%
Conversion cost	(3,000)	(0.03)%	–	–
Penalties and fees	(45,000)	(0.46)%	–	–
Amortization of debt discounts	(94,664)	(0.97)%	(249,120)	(2.68)%
Total other expense, net	(1,908,110)	(19.51)%	(5,538,615)	(47.93)%
Net income (loss) before discontinued operations	2,781,608	28.44%	(2,217,407)	(23.81)%
Gain from discontinued operations	–	–	328,353	3.53%
Net income (loss)	$2,781,608	28.44%	$(1,889,054)	(20.29)%

Revenue. Our total revenue increased by $470,068, or 5.05%, to $9,781,731 for the nine months ended September 30, 2023 from $9,311,663 for the nine months ended September 30, 2022. Such increase was primarily due to an increase in revenue from the healthcare segment.

Revenue from the financial services segment decreased by $851,762, or 73.64%, to $304,967 for the nine months ended September 30, 2023 from $1,156,729 for the nine months ended September 30, 2022. Such decrease was primarily due to the loss of sales leads from the discontinued service with Optima Tax Relief, which affected the significant revenue reduction in the tax resolution business.

Revenue from the healthcare services segment increased by $1,321,830, or 16.21%, to $9,476,764 for the nine months ended September 30, 2023 from $8,154,934 for the nine months ended September 30, 2022. Such an increase was primarily due to increased Personal Injury Protection (PIP) services.

Cost of sales. Our total cost of sales decreased by $704,466 or 21.04%, to $2,643,137 for the nine months ended September 30, 2023 from $3,347,603 for the nine months ended September 30, 2022. Such decrease was primarily due to a decrease from both financial service segment and healthcare segment. As a percentage of revenue, our total cost of sales was 27.02% and 35.95% for the nine months ended September 30, 2023 and 2022, respectively.

Cost of sales for the financial services segment decreased by $311,455, or 85.29%, to $53,730 for the nine months ended September 30, 2023 from $365,185 for the nine months ended September 30, 2022. As a percentage of financial services revenue, cost of sales was 0.55% and 3.92% for the nine months ended September 30, 2023 and 2022, respectively. Such a decrease was generally in line with the decrease in revenue from this segment.

Cost of sales from the healthcare services segment decreased by $393,011, or 13.18%, to $2,589,407 for the nine months ended September 30, 2023 from $2,982,418 for the nine months ended September 30, 2022. As a percentage of healthcare revenue, cost of sales was 26.47% and 32.03% for the nine months ended September 30, 2023 and 2022, respectively. This decrease was due to decreased surgical contracted services and laboratory fees.

Gross profit. As a result of the foregoing, our total gross profit increased by $1,174,534, or 19.69%, to $7,138,594 for the nine months ended September 30, 2023 from $5,964,060 for the nine months ended September 30, 2022. Our total gross profit (percent of revenue) was 72.98% and 64.05% for the nine months ended September 30, 2023 and 2022, respectively.

Gross profit for the financial services segment decreased by $540,307, or 68.26%, to $251,237 for the nine months ended September 30, 2023 from $791,544 for the nine months ended September 30, 2022. Gross profit (percent of revenue) for the financial services segment was 82.38% and 68.43% for the nine months ended September 30, 2023 and 2022, respectively.

Gross profit for the healthcare services segment increased by $1,714,841, or 33.15%, to $6,887,357 for the nine months ended September 30, 2023 from $5,172,516 for the nine months ended September 30, 2022. Gross profit (percent of revenue) for the healthcare segment was 72.68% and 63.43% for the nine months ended September 30, 2023 and 2022, respectively.

Depreciation expense. Our depreciation expense was $11,365, or 0.12% of revenue, for the nine months ended September 30, 2023, as compared to $17,349, or 0.19% of revenue, for the nine months ended September 30, 2022.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased by $187,992, or 7.16%, to $2,437,511 for the nine months ended September 30, 2023 from $2,625,503 for the nine months ended September 30, 2022. As a percentage of revenue, our selling, general and administrative expenses were 24.92% and 28.20% for the nine months ended September 30, 2023 and 2022, respectively. Such decrease was primarily due to the significant terminated employees in the financial services segment due to the decreased revenue and decreased laboratory fees and travel expense into our healthcare services business.

Total other income (expense). We had $1,908,110 in total other expense, net, for the nine months ended September 30, 2023, as compared to other expense, net, of $5,538,615 for the nine months ended September 30, 2022. Other expense, net, for the nine months ended September 30, 2023 consisted of interest expense and finance charges of $1,766,041, amortization of debt discounts of $94,664, financing penalties and fees of $45,000 and conversion costs related to convertible note of $3,000, offset by gain on forgiveness of debt of $390 and other income of $205. Other expenses, net, for the nine months ended September 30, 2022 consisted of interest expense and finance charges of $6,686,772 and amortization of debt discounts of $249,120, offset by gain on forgiveness of debt of $1,397,271 and other income of $6.

Discontinued operations.  For the nine months ended September 30, 2023 and 2022, we recorded a gain from discontinued operations of $0 and $328,353, respectively.

Net income (loss). As a result of the cumulative effect of the factors described above, our net income was $2,781,608 for the nine months ended September 30, 2023, as compared to net loss of $1,889,054 for the nine months ended September 30, 2022, an increase of $4,670,662, or 247.25%.

Liquidity and Capital Resources

As of September 30, 2023, we had $181,343 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities from continuing operations	$(603,392)	$(414,616)
Net cash from discontinued operations	–	(328,353)
Net cash provided by financing activities	557,933	407,480
Net change in cash	(45,459)	(335,489)
Cash and cash equivalents at beginning of period	226,802	595,987
Cash and cash equivalents at end of period	$181,343	$260,498

Our net cash used in operating activities from continuing operations was $603,392 for the nine months ended September 30, 2023, as compared to $414,616 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, our net income of $2,781,608, an increase in accounts payable and accrued expenses of $687,135, an increase in accrued officer’s compensation of $514,000, an increase in accrued interest of $380,020, an increase in bad debt expense of $270,000, an increase in amortization of debt discount of $94,664, and an increase in fair value settled upon conversion of $141,406, offset by a decrease in accounts receivable of $5,509,958, were the primary drivers of our net cash used in operating activities. For the nine months ended September 30, 2022, our net loss of $1,889,054, a decrease in accounts receivable of $782,494, a decrease in gain on refinancing debt of $1,397,271 and a decrease in accrued interest of $219,082, offset by increase in accounts payable and accrued expense of $319,232, an increase in accrued officers’ compensation of $500,000, an increase in capital stock to be issued of $545,333, an increase of the amortization of debt discount of $249,120, an increase of non-cash items of $324,563 and loss on finance penalties and fees of $1,923,916, were the primary drivers of our net cash used in operating activities.

We had no investing activities for the nine months ended September 30, 2023 and 2022.

Our net cash provided by financing activities was $557,933 for the nine months ended September 30, 2023, as compared to $407,480 for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of proceeds from convertible notes payable of $421,375, proceeds from related party notes payable of $129,220 and proceeds from line of credit of $44,254, offset by repayments of line of credit and SBA loan of $30,584 and payment of related party notes payable of $6,332. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of proceeds from convertible notes payable of $729,083 and proceeds from related party notes payable of $5,065, offset by preferred stock dividends of $310,522, repayment of convertible notes payable of $5,908, payment of related party notes payable of $7,948 and payment of the SBA loan described below of $2,290.

Convertible Notes

As of September 30, 2023, we had convertible debt outstanding net of amortized debt discount of $3,952,581. During the nine months ended September 30, 2023, we received net proceeds of $421,375 from convertible notes and converted $87,460 of convertible debt, $12,073 in accrued interest and $3,000 in conversion cost into 274,682,378 shares of common stock. The Company recognized $141,406 of interest expense and additional paid-in capital to adjust fair value for the debt settlement during the nine months ended September 30, 2023. For the nine months ended September 30, 2023, we recorded amortization of debt discounts of $94,664.

The following is a schedule of convertible notes payable outstanding as of September 30, 2023:

Note #	Issuance Date	Maturity Date	Principal Balance	Accrued Interest	Unamortized Debt Discount
9	09/12/2016	09/12/2017	$50,080	$21,648	$–
10	01/24/2017	1/24/2018	55,000	78,103	–
10-1	02/10/2023	02/10/2024	50,000	4,767	–
10-2	03/30/2023	03/30/2024	25,000	1,890	–
10-3	08/11/2023	08/11/2024	25,000	514	–
29-2	11/08/2019	11/08/2020	36,604	26,731	–
31	08/28/2019	08/28/2020	–	8,385	–
37-1	09/03/2020	06/30/2021	113,667	59,059	–
37-2	11/02/2020	08/31/2021	113,167	57,746	–
37-3	12/29/2020	09/30/2021	113,166	56,710	–
38	02/09/2021	02/09/2022	18,540	35,181	–
39	04/26/2021	04/26/2022	168,866	67,470	–
40-1	09/22/2022	09/22/2023	2,600,000	255,499	–
40-2	11/04/2022	11/04/2023	68,666	6,208	4,327
40-3	11/28/2022	11/28/2023	68,667	5,756	4,327
40-4	12/21/2022	12/21/2023	68,667	5,323	4,327
40-5	01/24/2023	01/24/2024	90,166	6,151	5,965
40-6	03/21/2023	03/21/2024	139,166	7,359	9,242
40-7	6/5/2023	6/5/2024	139,166	4,461	24,913
40-8	6/13/2023	6/13/2024	21,167	632	3,624
40-9	7/19/2023	7/19/2024	35,500	710	7,100
40-10	7/24/2023	7/24/2024	14,000	261	2,849
41	8/25/2023	8/25/2024	5,000	49	–
			$4,019,255	$710,613	$66,674

Note 9. On September 12, 2016, we issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on September 12, 2017. Note 9 is currently in default and accrues interest at a default interest rate of 20% per annum.

Notes 10, 10-1, and 10-3. On January 24, 2017, we issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. Note 10 is currently in default and accrues interest at a default interest rate of 20% per annum. On February 10, 2023, we executed a second tranche under this note in the principal amount of $50,000 (Note 10-1). On March 30, 2023, we executed a third tranche under this note in the principal amount of $25,000 (Note 10-2). On August 11, 2023, we executed a fourth tranche under this note in the principal amount of $25,000 (Note 10-3). Notes 10-1, 10-2 and 10-3 accrue interest at a rate of 15% per annum.

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

Note 40-1 through 40-10. On September 22, 2022, we issued a convertible promissory note in the principal amount of $2,600,000 in exchange for total of $4,791,099 of defaulted promissory notes balances (Note 40-1). On November 4, 2022, we executed a second tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-2). On November 28, 2022, we executed the third tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-3). On November 28, 2022, we executed a fourth tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-4). On January 24, 2023, we executed a fifth tranche under this note in the principal amount of $90,166, less an original issue discount and fee of $25,166 (Note 40-5). On March 21, 2023, we executed a sixth tranche under this note in the principal amount of $136,666, less an original issue discount and fee of $39,166 (Note 40-6). On June 5, 2023, we executed a seventh tranche under this note in the principal amount of $136,667, less original issue discount and fee of $39,167 (Note 40-7). On June 13, 2023, we executed an eighth tranche under this note in the principal amount of $21,167, less original issue discount and fee of $5,167 (Note 40-8). On July 19, 2023, we executed a ninth tranche under this note in the principal amount of $35,500, less an original issue discount and fee of $8,875 (Note 40-9). On July 24, 2023, we executed a tenth tranche under this note in the principal amount of $14,000, less an original issue discount and fee of $3,500 (Note 40-10). All of the Note 40 tranches mature in one year from the note issuance date and accrue interest at a rate of 10% per annum.

Notes 41

On August 25, 2023, we issued a twelve-month convertible promissory note in the principal amount of $5,000 to our CEO for our operation expenses. The rate of interest is 10% per annum.

Lines of Credit

In February 2018, we entered into a revolving line of credit with a financial institution for $92,500 which was personally guaranteed by the manager of Platinum Tax. The loan accrues interest at 11.95% as of September 30, 2023. As of September 30, 2023, the outstanding balance was $8,622.

On September 29, 2023, we entered into a two-year revolving purchase and security agreement with DML HC Series, LLC to sell Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. As of September 30, 2023, we had no outstanding balance against the revolving receivable line of credit.

Small Business Administration Loan

On June 2, 2020, we obtained a loan from the U.S. Small Business Administration, or SBA, in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. We reclassified $5,723 of accrued interest to the principal amount for the nine months ended September 30, 2023. The principal balance and accrued interest at September 30, 2023 was $149,655 and $0, respectively.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bears interest at 12% per annum and matured on September 12, 2009. The balance of the debenture was $10,989 at September 30, 2023 and the accrued interest was $7,215. We assigned all of our receivables from consumer activations of our rewards program as collateral on this debenture.

Related Party Loans

From time to time, the previous owner and current manager of Platinum Tax loaned funds to Platinum Tax to cover short term operating needs. The amount owed as of September 30, 2023 was $159,662.

In connection with the acquisition of Edge View on July 16, 2014, we assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 as of September 30, 2023.

We have obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of September 30, 2023, we owed the Chairman $123,442.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, or the SEC, on September 30, 2023.

Off Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we are still in the process of remediating as of September 30, 2023, our disclosure controls and procedures were not effective. Specifically, we did not design and maintain effective controls related to separation of duties as it relates to the preparation and review of financial statements and monitoring, documenting over internal control procedures and environment. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the description of these weaknesses.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2023, we continued to implement the following remedial procedures:

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the three months ended September 30, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended September 30, 2023.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.2	Certificate of Designation of Series A Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.3	Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.4	Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.5	Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.6	Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.7	Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.8	Certificate of Designation of Series J Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.8 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.9	Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.10	Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.11	Certificate of Designation of Series R Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.11 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.12	Certificate of Designation of Series X Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.13	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.1	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to SILAC Insurance Company on May 21, 2021 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on June 6, 2023)
10.1*	Revolving Purchase and Security Agreement
10.2*	Guaranty and Security Purchase Agreement
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Zia Choe
Name: Zia Choe
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

