Form 10-K
period 2023-12-31
Cardiff Lexington Corp
filed 2024-03-27
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

As of September 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on OTC Pink Market) was approximately $868,776. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2024, there were a total of 8,664,495 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cardiff Lexington Corporation

Annual Report on Form 10-K

Year Ended December 31, 2023

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibit and Financial Statement Schedules.	58
Item 16.	Form 10-K Summary.	60

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

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to successfully identify and acquire additional businesses;
•	our ability to effectively integrate and operate the businesses that we acquire;
•	our expectations around the performance of our current businesses;
•	our ability to maintain our business model and improve our capital efficiency;
•	our ability to effectively manage the growth of our business;
•	our ability to maintain profitability;
•	the competitive environment in which our businesses operate;
•	trends in the industries in which our businesses operate;
•	the regulatory environment in which our businesses operate under;
•	changes in general economic or business conditions or economic or demographic trends in the United States, including changes in interest rates and inflation;
•	our ability to service and comply with the terms of indebtedness;
•	our ability to retain or replace qualified employees of our businesses;
•	labor disputes, strikes or other employee disputes or grievances;
•	casualties, condemnation or catastrophic failures with respect to any of our business’ facilities;
•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and
•	extraordinary or force majeure events affecting the business or operations of our businesses.

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

ii

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

Reverse Stock Split

On January 9, 2024, we effected a 1-for-75,000 reverse split of our outstanding common stock. All share and per share data set forth in this report has been retroactively adjusted to reflect this reverse stock split.

iii

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

On May 31, 2021, we acquired Nova Ortho and Spine, LLC, or Nova, which operates a group of regional primary specialty and ancillary care facilities throughout Florida that provide traumatic injury victims with primary care evaluations, interventional pain management, and specialty consultation services. We focus on plaintiff related care are and a highly efficient provider of emergency medical condition, or EMC, assessments. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. From sports injuries, to sprains, strains, and fractures, our doctors are dedicated to helping patients return to active lifestyles.

We also own a real estate company, Edge View Properties, Inc., or Edge View, which we acquired on July 16, 2014. Edge View owns five (5) acres zoned medium density residential (MDR) with 12 lots already platted, six (6) acres zoned high-density residential (HDR) that can be platted in various configurations to meet current housing needs, and twelve (12) acres zoned in Lemhi County as Agriculture that is available for further annexation into the City of Salmon for development, as well as a common area for landowners to view wildlife, provide access to the Salmon River and fishing in a two (2) acre pond. Management has invested years working to develop a new and exciting housing development in Salmon, Idaho and plans to enter into a joint venture agreement with a developer for this planned concept development.

Our Corporate History and Structure

We were incorporated on September 3, 1986 in Colorado as Cardiff International Inc. On November 10, 2005, we merged with Legacy Card Company and became Cardiff Lexington Corporation. On August 27, 2014, we redomiciled and became a corporation under the laws of Florida. On April 13, 2021, we redomiciled and became a corporation under the laws of Nevada.

All of our operations are conducted through our operating subsidiaries, Nova and Edge View. Nova was organized in the State of Florida on December 3, 2018 and Edge View was incorporated in the State of Idaho on February 9, 2005.

The following chart depicts our current organizational structure:

During the year ended December 31, 2023, we sold our financial services (tax resolution) business, Platinum Tax Defenders, or Platinum Tax, that we acquired on July 31, 2018, which was a full-service tax resolution firm located in Los Angeles, California. Through this subsidiary, we provided fee-based tax resolution services to individuals and companies that have federal and state tax liabilities by assisting clients to settle outstanding tax debts.

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

Our Business Strategy

We employ an acquisition and value creation strategy, with the goal of locating undervalued and undercapitalized healthcare companies and providing them capitalization and leadership in order to maximize the value and potential of their private, often family run, enterprises while also providing diversification and risk mitigation for our stockholders. Our primary focus is on the healthcare sector, with holdings and real estate, where we utilize our management team’s relationship networks, industry experiences and deal sourcing capabilities to target companies we believe have an experienced management team and compelling assets which we believe are well positioned for growth. Our culture emphasizes core values, teamwork, accountability, and performance. Specifically, we have and will continue to look at a diverse variety of acquisitions in the healthcare sector in terms of growth stages and capital structures and we intend to focus our portfolio of subsidiaries approximately as follows: 80% will be targeted to established profitable niche small to mid-sized healthcare companies and 20% will be targeted to second stage startups in healthcare and related financial services (emerging businesses with a strong organic growth plan that is materially cash generative). Our acquisition strategy is driven by structure, transaction value, alignment, resources and return on investment. As we identify potential targets, it is also our strategy and goal to identify and recruit the right operating executive partners that have the requisite tools and experience to manage and grow our existing and newly acquired subsidiaries. Based on our management’s long history and experience in building relationships with a vast number of executives and their teams, we are confident that we have placed or left successful executives in charge of our current subsidiaries and will be able to identify appropriate executives to add long term value to any future acquisitions.

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

Our Acquisition Process

In evaluating a potential target business, we conduct a comprehensive due diligence review to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, multiple meetings with management, consultations with relevant industry experts, competitors, customers, and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a target company. Upon the consummation of an acquisition agreement with a target company, it becomes a wholly owned subsidiary of our company.

We anticipate structuring our acquisitions in such a way so that the post-business combination subsidiary company will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure future acquisitions such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such acquisition if the post-business subsidiary company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

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

Employees

As of December 31, 2023, our company had three full-time employees (excluding our operating subsidiaries described below). None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

We do not expect that our holding company will be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Healthcare Business

Our healthcare business is operated by Nova, which we acquired on May 31, 2021. This business accounted for all of our revenues for the years ended December 31, 2023 and 2022.

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

Healthcare Facilities

We currently operate ten facilities, most of which were opened in the last twenty-four months. As of December 31, 2023, management estimates that the ten facilities are operating at 35% capacity. We believe that the most important factors relating to the overall utilization of a facility include adequate working capital, the quality and market position of the facility and the number, quality and specialties of physicians providing patient care within the facility. Other factors that affect utilization include general and local economic conditions, market penetration, the degree of outpatient use, the availability of reimbursement programs such as Medicare and Medicaid, and demographic changes such as the growth in local populations. Utilization across the industry is also being affected by improvements in clinical practice, medical technology and pharmacology. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payers. We are also unable to predict the extent to which these industry trends will continue or accelerate.

Customers, Sales and Marketing

As of December 31, 2023, we provide services to approximately 150-180 patients per month at ten facilities. Patients are primarily referred through a growing network of personal injury attorneys, insurance carriers, physical therapy providers, and chiropractic care providers.

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

In addition, we depend on the efforts, abilities, and experience of our medical support personnel, including our nurses, pharmacists and lab technicians and other health care professionals. We compete with other health care providers in recruiting and retaining qualified management, nurses and other medical personnel. Our healthcare facilities are experiencing the effects of a nationwide staffing shortage, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. In addition, there are requirements to maintain specified nurse-staffing levels. To the extent we cannot meet those levels, we may be required to limit the healthcare services provided, which would have a corresponding adverse effect on our net operating revenues.

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

A key element of our growth strategy is expansion through opening additional locations and the acquisition of additional facilities in select markets. The competition to acquire healthcare facilities is significant. We compete for acquisitions with other for-profit healthcare companies, private equity and venture capital firms, as well as not-for-profit entities. Some of our competitors have greater resources than we do. We intend to selectively seek opportunities to expand our base of operations by adhering to our disciplined program of rational growth but may not be successful in accomplishing acquisitions on favorable terms.

Competitive Strengths

We believe that we have several competitive advantages, including the following:

•	Broad array of services focusing on plaintiff related care. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves with a focus on plaintiff related care. From sports injuries, to sprains, strains, and fractures, orthopedic and pain procedure services include hip and knee replacement, shoulder reconstruction, fracture care and hand surgery, as well as spinal surgery. Our service model is designed to promote referral relationships, facilitate patient access, and coordinate administration among medical providers, personal injury attorneys, and chiropractors. As a result, our revenue is primarily provided by bodily injury policies, general liability policies, and personal injury protection policies, which partially insulates our business from the declining reimbursement programs paid from or correlated to Medicare/ Medicaid and traditional health insurance companies.

•	Opportunities for accelerated growth. We have a track record of delivering strong growth through a combination of organic growth, new contract additions and selective acquisitions. Organic growth has historically been supported by consistent underlying market volume trends, stable pricing and a diversified payor mix. We believe that our networks of high-quality providers position us to take advantage of these trends. We have successfully executed on new contract growth by providing a set of differentiated services and delivering integrated, efficient, high-quality care, which has helped us expand our relationships with our existing customers and compete effectively in the bidding process for new contracts. Additionally, we believe we will have opportunities to expand our services through acquisitions, as discussed in more detail below.

•	Focus on clinical excellence. We are focused on achieving the best clinical outcomes for our patients through the application of rigorous recruiting and credentialing standards, the promotion of a physician-led leadership culture and the monitoring of our clinical quality measures. Through extensive clinical and leadership development programs, we train our healthcare professionals to continually enhance their skills and deliver innovative and patient-focused experiences and outcomes. We provide internally developed continuing medical education accredited courses to our healthcare professionals, including instructor-led and on-line education sessions. We have developed and implemented quality measurement systems that track multiple key indicators, which assist our professionals in systematically monitoring, examining and analyzing outcomes and processes. These quality measurement systems are supplemented by our active peer review infrastructure designed to ensure the development and implementation of actionable items that will improve patient outcomes. Our ability to deliver high levels of customer service and patient care is a direct result of this focus, which helps us to differentiate our services, and to attract and retain providers.

•	Ability to attract and retain high-quality providers. Through our processes, we are able to identify and target high-quality providers to match the needs of our customers. We believe that our operating infrastructure enables us to provide attractive opportunities for our providers to enhance their skills through extensive clinical and leadership development programs. We believe that our differentiated recruiting, training and development programs strengthen our customer and provider relationships, enhance our contract and clinician retention rates and allow us to efficiently recruit providers to support our new contract pipeline.

Growth Strategies

The key elements of our strategy to grow our business include:

•	Capitalize on organic growth opportunities. As noted above, management estimates that our ten facilities are operating at 35% capacity as of December 31, 2023. Accordingly, we believe that we have an opportunity for organic growth at our existing facilities. We also believe our physician-led, patient-focused culture and approach to clinical solutions will allow us to continue to successfully recruit and retain clinical professionals.

•	Supplement organic growth with strategic acquisitions. The market in which we compete is highly fragmented, presenting significant opportunities for additional acquisitions. We will continue to follow a disciplined strategy in exploring future acquisitions by analyzing the strategic rationale, financial impact and organic growth profile of each potential opportunity. Our current focus for future acquisitions is MRI imaging, followed by medical billing and outpatient surgery centers. We have been in discussions with several privately owned MRI facilities. Key targets are strategically located within our market territory. We believe that the addition of these profitable businesses would be immediately enhanced by significant additional new business that we would direct to them.

•	Enhance operational efficiencies and productivity. We believe there are significant opportunities to continue to build upon our success in improving our productivity and profitability. We continue to focus on initiatives to improve productivity, including more efficient scheduling, continued use of mid-level providers, enhancing our leadership training programs, improving and realigning compensation programs. We believe that our processes related to managed care contracting, billing, coding, collection and compliance have driven a strong track record of efficient revenue cycle management. We have made significant investments in infrastructure, including management information systems that we believe will continue to enable us to improve clinical results and key client metrics while reducing the cost of providing patient care. We have dedicated teams with business and clinical expertise that are responsible for implementing best practices. Furthermore, we will continue to utilize risk mitigation programs for loss prevention and early intervention. We believe that our significant investments in scalable technology systems will facilitate additional cost reductions and efficiencies.

Intellectual Property

Our healthcare business does not own any intellectual property.

Employees and Medical Staff

As of December 31, 2023, we had 10 employees. Our facilities are staffed by licensed physicians who have been admitted to the medical staff of individual facilities. Members of the medical staff of our facilities also serve on the medical staffs of facilities not owned by us and may terminate their affiliation with our facilities at any time. Each of our facilities is managed on a day-to-day basis by a managing director. In addition, a Board of Governors, including members of the facility’s medical staff, governs the medical, professional and ethical practices at each facility. We believe that our relations with our employees are satisfactory.

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

Audits: Most healthcare facilities are subject to federal audits to validate the accuracy of Medicare and Medicaid program submitted claims. If these audits identify overpayments, we could be required to pay a substantial rebate of prior years’ payments subject to various administrative appeal rights. The federal government contracts with third-party “recovery audit contractors” and “Medicaid integrity contractors,” on a contingent fee basis, to audit the propriety of payments to Medicare and Medicaid providers. Similarly, Medicare zone program integrity contractors target claims for potential fraud and abuse. Additionally, Medicare administrative contractors must ensure they pay the right amount for covered and correctly coded services rendered to eligible beneficiaries by legitimate providers. The Centers for Medicare and Medicaid Services announced its intent to consolidate many of these Medicare and Medicaid program integrity functions into new unified program integrity contractors, though it remains unclear what effect, if any, this consolidation may have. We have undergone claims audits related to our receipt of federal healthcare payments during the last three years, the results of which have not required material adjustments to our consolidated results of operations. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid overpayments in certain circumstances, which could adversely affect our cash flow.

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $26,125 for each violation, and up to $174,172 for sham arrangements. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire facility as opposed to an ownership interest in a facility department unit, service or subpart. However, federal laws and regulations now limit the ability of facilities relying on this exception to expand aggregate physician ownership interest or to expand certain facilities. This regulation also places a number of compliance requirements on physician-owned facilities related to reporting of ownership interest. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements. The Centers for Medicare and Medicaid Services, or CMS, issued a final rule in 2020 that created a new Stark exception for value-based models. Although the final regulations provide exceptions to the Stark Law, there may remain regulatory risks for participating hospitals, as well as financial and operational risks. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Nonetheless, because the law in this area is complex and constantly evolving, there can be no assurance that federal regulatory authorities will not determine that any of our arrangements with physicians violate the Stark Law.

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

Federal False Claims Act and Similar State Regulations: A current trend affecting the health care industry is the increased use of the federal False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s qui tam, or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government by alleging that the defendant has defrauded the Federal government. When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $12,537 to $25,076 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act of 2009, or FERA, amended and expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. FERA also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. The False Claims Act requires that federal healthcare program overpayments be returned within 60 days from the date the overpayment was identified, or by the date any corresponding cost report was due, whichever is later. Failure to return an overpayment within this period may result in additional civil False Claims Act liability.

Other Fraud and Abuse Provisions: The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, billing for services without prescribed documentation, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the anti-kickback statute, these provisions are very broad. Further, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, broadened the scope of the fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs, whether or not payments under such programs are paid pursuant to federal programs. HIPAA also introduced enforcement mechanisms to prevent fraud and abuse in Medicare. There are civil penalties for prohibited conduct, including, but not limited to billing for medically unnecessary products or services.

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

Environmental Regulations: Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Infectious waste generators, including healthcare facilities, face substantial penalties for improper disposal of medical waste, including civil penalties of up to $25,000 per day of noncompliance, criminal penalties of up to $50,000 per day, imprisonment, and remedial costs. In addition, our operations, as well as our purchases and sales of facilities are subject to various other environmental laws, rules and regulations. We believe that our disposal of such waste is in material compliance with all state and federal laws.

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

Real Estate Business

Our real estate business is operated by Edge View, which we acquired on July 16, 2014. Except in connection with the sale of three parcels of land in 2021, this business has not generated any revenues to date.

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

Regulation

Federal, State and/or Local Regulatory Compliance

We are subject to a variety of Federal, state, and/or local statutes, ordinances, rules, and regulations covering the purchase, development, construction and operation of real estate assets. These regulatory requirements include zoning and land use, building design, construction, worksite safety, traffic, and other matters, such as local rules that may impose restrictive zoning and developmental requirements. We are subject to various licensing, registration, and filing requirements in connection with our real estate assets. Finally, state and/or local governments retain certain rights with respect to eminent domain which could enable them to restrict or alter the use of our property. These requirements may lead to increases in our overall costs. The need to comply with these requirements may significantly delay development and/or construction with regard to our properties or lead us to alter our plans regarding our real estate assets.

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

The report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2023 contains an explanatory paragraph relating to our ability to continue as a going concern. We had previously sustained operating losses since our inception, have an accumulated deficit of $68,684,115 and $70,932,435 as of December 31, 2023 and 2022, respectively, and had negative cash flow from operating activities of $1,807,987 and $1,099,461 during the years ended December 31, 2023 and 2022, respectively. These factors raise a substantial doubt about our ability to continue as a going concern.

However, management believes, based on our operating plan, that current working capital and current and expected additional financing should be sufficient to fund operations and satisfy our obligations as they come due for at least one year from the financial statement issuance date. However, additional funds from new financing and/or future equity raises are required for continued operations and to execute our business plan and our strategy of acquiring additional businesses. The funds required to execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan on the low end (assuming target company sellers accept a significant portion of the purchase price in the form of seller notes or our equity or equity in one of our subsidiaries) ranges between $4 million to $8 million. If, and to the extent, that sellers are unwilling to accept a significant portion of the purchase price in seller notes and equity, then the cash required to execute our business plan could be as much as $10 million.

Although we do not believe that we will require additional cash to continue our operations over the next twelve months, there are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay obligations in the future. Our prior losses have had an adverse effect on our financial condition. In addition, continued operations and our ability to acquire additional businesses may be dependent on our ability to obtain additional financing in the future, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through our operations, financings or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in our company.

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

We will consider acquisitions that we believe will complement, strengthen and enhance our growth. We evaluate opportunities on a preliminary basis from time to time, but these transactions may not advance beyond the preliminary stages or be completed. Such acquisitions are subject to various risks and uncertainties, including:

•	the inability to effectively integrate the operations, products, technologies, and personnel of the acquired companies (some of which are in diverse geographic regions) and achieve expected synergies;

•	the potential disruption of existing business and diversion of management’s attention from day-to-day operations;

•	the inability to maintain uniform standards, controls, procedures, and policies;

•	the need or obligation to divest portions of the acquired companies;

•	the potential failure to identify material problems and liabilities during due diligence review of acquisition targets;

•	the potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses; and

•	the challenges associated with operating in new geographic regions.

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

Our future success is dependent on the management teams of our businesses, the loss of any of whom could materially adversely affect our financial condition, business, and results of operations.

The future success of our existing and future businesses depends on the respective management teams of those businesses because we intend to operate our businesses on a stand-alone basis, primarily relying on their existing management teams for day-to-day operations. Consequently, their operational success, as well as the success of any organic growth strategy, will be dependent on the continuing efforts of the management teams of our businesses. We will seek to provide these individuals with equity incentives and to have employment agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent these individuals from leaving their employment. The loss of services of one or more of these individuals may materially adversely affect our financial condition, business, and results of operations.

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

We have the ability to make investments in businesses that we will not operate or control. If we make significant investments in businesses that we do not operate or control, or that we cease to operate or control, or if we commence certain investment-related activities, we may be deemed to be an investment company under the Investment Company Act. Our decision to sell a business will be based upon financial, operating, and other considerations rather than a plan to complete a sale of a business within any specific time frame. If we were deemed to be an investment company, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the Securities and Exchange Commission, or the SEC, or modify our investments or organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially adversely affect our financial condition, business, and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us and otherwise will subject us to additional regulation that will be costly and time-consuming.

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

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large, accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified material weaknesses. These material weaknesses were associated with our lack of (i) formal documentation over internal control procedures and environment, (ii) proper segregation of duties and multiple level of reviews and (iii) expertise in accounting of derivative liabilities. We also have not developed and effectively communicated our accounting policies and procedures to our employees, which has resulted in inconsistent practices. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Delays caused by difficulties in respect of any of the above factors may lead to cost overruns and longer periods before a return is generated on an investment, if at all. We may incur significant capital expenditure but due to a regulatory, planning, or other reason, may find that we are prevented from opening a new facility or modifying an existing facility. Moreover, even when incurring such development capital expenditure, there is no guarantee that we can fill beds when they become available. Upon operational commencement of a new facility, we typically expect that it will take approximately 12-18 months to reach our targeted occupancy level. Any delays or stoppages in our projects, the unsatisfactory completion or construction of such projects or the failure of such projects to increase our occupancy levels could have a material adverse effect on our business, results of operations and financial condition.

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

The amount we receive for our services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems. Health reform efforts at the federal and state levels may increase the likelihood of significant changes affecting government healthcare programs and private insurance coverage. Government healthcare programs are subject to, among other things, statutory and regulatory changes, administrative rulings, interpretations, and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, all of which could materially increase or decrease payments we receive from these government programs. Further, Medicare reimbursement rates are increasingly used by private payors as benchmarks to establish commercial reimbursement rates and any adjustment in Medicare reimbursement rates may impact our reimbursement rates from such private payors as well.

There are significant private and public sector pressures to restrain healthcare costs and to restrict reimbursement rates for medical services, and we believe that such pressures will continue. Many states are continuing to collect less revenue than they did in prior years, and as a result may face ongoing budget shortfalls and underfunded pension and other liabilities. Deteriorating financial conditions in the states in which we operate could lead to reduced or delayed funding for Medicaid programs, which may reduce or delay the reimbursement we receive for services provided. Major payors of healthcare, including federal and state governments and private insurers, have taken steps in recent years to monitor and control costs, eligibility for and use and delivery of healthcare services, and to revise payment methodologies. As part of their efforts to contain healthcare costs, purchasers increasingly are demanding discounted or global fee structures or the assumption by healthcare providers of all or a portion of the financial risk through shared risk, capitation, and care management arrangements, often in exchange for exclusive or preferred participation in their benefit plans. Further, the ability of commercial payors to control healthcare costs may be enhanced by the increasing consolidation of insurance and managed care companies, which may reduce our ability to negotiate favorable contracts with such payors.

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

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Significant changes in business office operations, payor mix, economic conditions, or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

The healthcare industry is highly competitive, and competition among healthcare providers for patients and physicians has intensified in recent years. In all of the geographical areas in which we operate, there are other facilities that provide services comparable to those offered by our facilities. Some of our competitors include facilities that are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sales, and income taxes. Such exemptions and support are not available to us.

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

We depend on the efforts, abilities, and experience of our medical support personnel, including our nurses, pharmacists and lab technicians and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified hospital management, nurses, and other medical personnel.

The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In particular, like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our facilities in many geographic areas, which shortage was exacerbated by the COVID-19 pandemic. In some areas, the increased demand for care is putting a strain on our resources and staff, which has required us to utilize higher-cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. To the extent we cannot maintain sufficient staffing levels at our facilities, we may be required to limit our services at certain of our facilities, which would have a corresponding adverse effect on our net revenues.

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

Among these laws are the federal False Claims Act, HIPAA and the federal anti-kickback statute and the provision of the Social Security Act commonly known as the “Stark Law.” These laws, and particularly the anti-kickback statute and the Stark Law, impact the relationships that we may have with physicians and other referral sources. We have a variety of financial relationships with physicians who refer patients to our facilities. The Office of the Inspector General of the Department of Health and Human Services, or OIG, has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. A number of our current arrangements, including financial relationships with physicians and other referral sources, may not qualify for safe harbor protection under the anti-kickback statute. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute but may subject the arrangement to greater scrutiny. We cannot assure you that practices that are outside of a safe harbor will not be found to violate the anti-kickback statute. The Centers for Medicare and Medicaid Services, or CMS, published a Medicare self-referral disclosure protocol, which is intended to allow providers to self-disclose actual or potential violations of the Stark Law. Because there are only a few judicial decisions interpreting the Stark Law, there can be no assurance that our facilities will not be found in violation of the Stark Law or that self-disclosure of a potential violation would result in reduced penalties.

Federal regulations issued under HIPAA contain provisions that require us to implement and, in the future, may require us to implement additional costly electronic media security systems and to adopt new business practices designed to protect the privacy and security of each of our patient’s health and related financial information. Such privacy and security regulations impose extensive administrative, physical, and technical requirements on us, restrict our use and disclosure of certain patient health and financial information, provide patients with rights with respect to their health information and require us to enter into contracts extending many of the privacy and security regulatory requirements to third parties that perform duties on our behalf. Additionally, recent changes to HIPAA regulations may result in greater compliance requirements, including obligations to report breaches of unsecured patient data, as well as create new liabilities for the actions of parties acting as business associates on our behalf.

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

If we are deemed to have failed to comply with the anti-kickback statute, the Stark Law or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid, and other federal and state healthcare programs. The imposition of such penalties could have a material adverse effect on our business, financial condition, or results of operations.

We are subject to occupational health, safety and other similar regulations and failure to comply with such regulations could harm our business and results of operations.

We are subject to a wide variety of federal, state, and local occupational health and safety laws and regulations. Regulatory requirements affecting us include, but are not limited to, those covering: (i) air and water quality control; (ii) occupational health and safety (e.g., standards regarding blood-borne pathogens and ergonomics, etc.); (iii) waste management; (iv) the handling of asbestos, polychlorinated biphenyls, and radioactive substances; and (v) other hazardous materials. If we fail to comply with those standards, we may be subject to sanctions and penalties that could harm our business and results of operations.

We may be required to spend substantial amounts to comply with statutes and regulations relating to privacy and security of protected health information.

There are currently numerous legislative and regulatory initiatives in the U.S. addressing patient privacy and information security concerns. In particular, federal regulations issued under HIPAA require our facilities to comply with standards to protect the privacy, security and integrity of protected health information, or PHI. These requirements include the adoption of certain administrative, physical, and technical safeguards; development of adequate policies and procedures, training programs and other initiatives to ensure the privacy of PHI is maintained; entry into appropriate agreements with so-called business associates; and affording patients certain rights with respect to their PHI, including notification of any breaches. Compliance with these regulations requires substantial expenditures, which could negatively impact our business, financial condition, or results of operations. In addition, our management has spent, and may spend in the future, substantial time, and effort on compliance measures.

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

Many states, including Florida, have enacted CON laws as a condition prior to capital expenditures, construction, expansion, modernization, or initiation of major new services. Failure to obtain necessary state approval can result in our inability to complete an acquisition, expansion or replacement, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility’s license, which could harm our business. In addition, significant CON reforms have been proposed in a number of states that would increase the capital spending thresholds and provide exemptions of various services from review requirements. In the past, we have not experienced any material adverse effects from those requirements, but we cannot predict the impact of these changes upon our operations.

A cyber security incident could cause a violation of HIPAA, breach of member privacy, or other negative impacts.

We rely extensively on our information technology, or IT, systems to manage clinical and financial data, communicate with our patients, payers, vendors and other third parties and summarize and analyze operating results. In addition, we have made significant investments in technology to adopt and utilize electronic health records and to become meaningful users of health information technology pursuant to the American Recovery and Reinvestment Act of 2009. Our IT systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and our disaster recovery planning cannot account for all eventualities. As cyber criminals continue to become more sophisticated through evolution of their tactics, techniques, and procedures, we have taken, and will continue to take, additional preventive measures to strengthen the cyber defenses of our networks and data.  However, if any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data such as protected health information or other data subject to privacy laws and proprietary business information and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our businesses and results of operations and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data, or proprietary business information.

We may fail to deal with clinical waste in accordance with applicable regulations or otherwise be in breach of relevant medical, health and safety or environmental laws and regulations.

As part of our normal business activities, we produce and store clinical waste which may produce effects harmful to the environment or human health. The storage and transportation of such waste is strictly regulated. Our waste disposal services are outsourced and should the relevant service provider fail to comply with relevant regulations, we could face sanctions or fines which could adversely affect our brand, reputation, business, or financial condition. Health and safety risks are inherent in the services that we provide and are constantly present in our facilities, primarily in respect of food and water quality, as well as fire safety and the risk that service users may cause harm to themselves, other service users or employees. From time to time, we have experienced, like other providers of similar services, undesirable health, and safety incidents. Some of our activities are particularly exposed to significant medical risks relating to the transmission of infections or the prescription and administration of drugs for residents and patients. If any of the above medical or health and safety risks were to materialize, we may be held liable, fined and any registration certificate could be suspended or withdrawn for failure to comply with applicable regulations, which may have a material adverse impact on our business, results of operations and financial condition.

If any of our existing healthcare facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid.

The construction and operation of healthcare facilities are subject to extensive federal, state, and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards.

All of our healthcare facilities are deemed certified, meaning that they are accredited, properly licensed under the relevant state laws and regulations and certified under the Medicare program. The effect of maintaining certified facilities is to allow such facilities to participate in the Medicare and Medicaid programs. We believe that all of our healthcare facilities are in material compliance with applicable federal, state, local and other relevant regulations, and standards. However, should any of our healthcare facilities lose their deemed certified status and thereby lose certification under the Medicare or Medicaid programs, such facilities would be unable to receive reimbursement from either of those programs and our business could be materially adversely effected.

We could be subject to lawsuits which could harm the value of our business, including litigation for which we are not fully reserved.

From time-to-time we are involved in lawsuits, claims, audits, and investigations, including those arising out of services provided, personal injury claims, professional liability claims, billing and marketing practices, employment disputes and contractual claims. Physicians, hospitals, and other participants in healthcare delivery have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Some of these lawsuits may involve large claim amounts and substantial defense costs.

We generally procure professional liability insurance coverage for our medical professionals. A substantial portion of our professional liability loss risks are provided by third-party insurers. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits, and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

We may become subject to future lawsuits, claims, audits, and investigations that could result in substantial costs and divert our attention and resources and adversely affect our business condition. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims for the activities of an acquired business prior to the acquisition. These lawsuits, claims, audits, or investigations, regardless of their merit or outcome, may also adversely affect our reputation and ability to expand our business.

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

Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods, droughts, and fires, could have serious impacts on our ability to develop and market our real estate assets. Properties may also be affected by unforeseen planning, engineering, environmental, or geological conditions or problems, including conditions or problems which arise on third party properties adjacent to or in the vicinity of properties which own, and which may result in unfavorable impacts on our properties. Any adverse event or circumstance could cause a delay in, prevent the completion of, or increase the cost of, one or more of our properties expected to be developed and brought to market by us, thereby resulting in a negative impact on our operations and financial results.

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

The real estate industry is highly competitive, regardless of locale. Competitors range from small local companies to large international conglomerates with financial resources much greater than those of our company. We have to compete for raw materials, construction components, financing, environmental resources, utilities, infrastructure, labor, skilled management, governmental permits and licensing and other factors critical to the successful development of our real estate assets. We compete against both new and existing developments and developers. Any increase in or change to any competitive factor could result in our inability to begin development of our real estate assets in a timely manner and/or increase costs for the design, development, and completion. As a result, we may experience decreased profits due to these factors, impacting our operations and our overall financial results.

We may incur environmental liabilities with respect to our real estate assets.

Our properties are subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict development. Furthermore, under various federal, state, and local laws, ordinances and regulations, an owner of real property may be liable for the costs or removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and our liability therefor as to our properties are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of our company. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect our ability to sell real estate or to borrow using such property as collateral.

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

Our common stock is eligible for quotation on the Pink Market operated by OTC Markets Group Inc. The Pink Market is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The Pink Market is not an issuer listing service, market, or exchange. The requirements for quotation on the Pink Market are considerably lower and less regulated than those of an exchange. Because of this, it is possible that fewer brokers or dealers will be interested in making a market in our common stock because the market for such securities is more limited, the stocks are more volatile, and the risk to investors is greater, which may impact the liquidity of our common stock. Even if an active market begins to develop in our common stock, the quotation of our common stock on the Pink Market may result in a less liquid market available for existing and potential stockholders to trade common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. If an active market is never developed for our common stock, it will be difficult or impossible for you to sell any common stock you purchase.

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

Our executive officers and directors are collectively able to exercise approximately 83.47% of our total voting power. As a result, they possess significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions without the votes of any other stockholders. They are expected to have significant influence over a decision to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in our best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our common stock or prevent our stockholder from realizing a premium over the then-prevailing market price for their common stock.

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

All of the outstanding common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common shares. There is no limitation on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if our company is a current reporting company under the Exchange Act. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registration of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

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

Provisions in our amended and restated articles of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control of our company or changes in our management. As described above, our executive officers and directors are collectively able to exercise a significant portion of our voting power. Furthermore, neither the holders of our common stock nor the holders of our preferred stock have cumulative voting rights in the election of our directors. The combination of the present ownership by our management of a significant portion of our issued and outstanding voting power and lack of cumulative voting makes it more difficult for other stockholders to replace our board of directors or for a third party to obtain control of our company by replacing its board of directors.

In addition, our authorized but unissued shares of common stock are available for our board of directors to issue without stockholder approval. We may use these additional shares for a variety of corporate purposes, including raising additional capital, corporate acquisitions, and employee stock plans. The existence of our authorized but unissued shares of common stock could render it more difficult or discourage an attempt to obtain control of our company by means of a proxy context, tender offer, merger, or other transaction since our board of directors can issue large amounts of capital stock as part of a defense to a take-over challenge. In addition, we have authorized in our amended and restated articles of incorporation 1,000,000,000 shares of preferred stock. Our board acting alone and without approval of our stockholders can designate and issue one or more series of preferred stock containing super-voting provisions, enhanced economic rights, rights to elect directors, or other dilutive features, that could be utilized as part of a defense to a take-over challenge.

In addition, various provisions of our amended and restated bylaws may also have an anti-takeover effect. These provisions may delay, defer, or prevent a tender offer or takeover attempt of our company that a stockholder might consider in his or her best interest, including attempts that might result in a premium over the market price for the shares held by our stockholders. Our amended and restated bylaws may be adopted, amended, or repealed only by our board of directors. Our amended and restated bylaws also contain limitations as to who may call special meetings as well as require advance notice of stockholder matters to be brought at a meeting. Additionally, our amended and restated bylaws also provide that no director may be removed by less than a two-thirds vote of the issued and outstanding shares entitled to vote on the removal. Our amended and restated bylaws also permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships. These provisions will prevent a stockholder from increasing the size of our board of directors and gaining control of our board of directors by filling the resulting vacancies with its own nominees.

Our amended and restated bylaws also establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors. Stockholders at an annual meeting will only be able to consider proposals or nominations specified in the notice of meeting or brought before the meeting by or at the direction of the board of directors or by a stockholder who was a stockholder of record on the record date for the meeting, who is entitled to vote at the meeting and who has given us timely written notice, in proper form, of the stockholder’s intention to bring that business before the meeting. Although our amended and restated bylaws do not give the board of directors the power to approve or disapprove stockholder nominations of candidates or proposals regarding other business to be conducted at a special or annual meeting, our amended and restated bylaws may have the effect of precluding the conduct of certain business at a meeting if the proper procedures are not followed or may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of our company.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.	CYBERSECURITY.

Risk Management and Strategy

We maintain a technology and cybersecurity program, which includes information security, as part of our overall risk management process with the aim that our information systems, including those of our vendors and other third-parties, will be resilient, effective, and capable of safeguarding against emerging risks and cybersecurity threats.

A key element of our technology and cybersecurity program strategy is fostering training and awareness for our employees.

Our technology and cybersecurity program focuses on the defense, rapid detection and rapid remediation of cybersecurity threats and incidents. Our program also includes cybersecurity policies and a crisis response and management plan that is intended to allow rapid management and response and appropriate communication of cybersecurity threats and incidents.

Our cybersecurity crisis management plan sets forth the items, procedures, and actions we expect to address and follow in the event of a cybersecurity incident, including detection, response, mitigation and remediation. When a potential threat or incident is identified, our cyber security incident response team will assign a risk level classification and initiate the escalation and other steps called for by our plan. All incidents that are initially assessed by the cybersecurity incident response team as potentially high-risk are escalated promptly to our Chief Executive Officer, who will determine whether and what elements of our cybersecurity crisis response and management plan should be activated, including escalation to other senior management. Our Chief Executive Officer will inform our board of directors of cybersecurity incidents, as appropriate, considering a variety of factors, including financial, operational, legal, or reputational impact.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Risk Governance

We are committed to appropriate cybersecurity governance and oversight. Our board of directors oversees management’s processes for identifying and mitigating risks, including cybersecurity and information security risks. As noted elsewhere in this report, we plan to establish a standing audit committee. Once we establish an audit committee, we anticipate that the audit committee will oversee risks related to cybersecurity and report to the full board regarding its activities, including those related to cybersecurity.

Our board of directors meets regularly with our executive management and receives updates on the status and overall effectiveness of our technology and cybersecurity program, relevant information technology operations, any changes in material cybersecurity risks and any significant cybersecurity incidents consistent with our technology and cybersecurity program. The board also discusses with executive management the steps management has taken to monitor and mitigate privacy, data security, and cybersecurity risk exposures, our information governance policies and programs, and major legislative and regulatory developments that could materially impact our exposure regarding privacy, data security risk, and cybersecurity. The board of directors considers cybersecurity as part of our business strategy, financial planning, and capital allocation.

For additional information on our cybersecurity risks, please see Item 1A “Risk Factors—Risks Related to Our Business and Structure—A cyber security incident could cause a violation of HIPAA, breach of member privacy, or other negative impacts.”

ITEM 2.	PROPERTIES.

Our principal office is located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, NV 89169.

Nova operates a group of regional primary specialty and ancillary care facilities throughout Florida. The main office is located at 1903 S 25th Street, Suite 103 Fort Perc, FL 34947. We lease all of these facilities.

Edge View owns five (5) acres zoned medium density residential (MDR) with 12 lots already platted, six (6) acres zoned high-density residential (HDR) that can be platted in various configurations to meet current housing needs, and twelve (12) acres zoned in Lemhi County as Agriculture that is available for further annexation into the City of Salmon for development, as well as a common area for landowners to view wildlife, provide access to the Salmon River and fishing in a two (2) acre pond.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our businesses.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

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

	Closing Prices
	High	Low

Fiscal Year Ended December 31, 2022
1st Quarter	$375.00	$7.50
2nd Quarter	$15.00	$15.00
3rd Quarter	$375.00	$15.00
4th Quarter	$217.50	$22.50

Fiscal Year Ended December 31, 2023
1st Quarter	$412.50	$15.00
2nd Quarter	$75.00	$7.50
3rd Quarter	$60.00	$7.50
4th Quarter	$105.00	$7.50

Number of Holders of Our Common Shares

As of March 22, 2024, there were approximately 881 stockholders of record of our common stock. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023, we did not have in effect any compensation plans under which our equity securities were authorized for issuance, and we did not have any outstanding share options.

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

Recent Sales of Unregistered Securities

Except as set forth below, we have not sold any equity securities during the 2023 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2023 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2023.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

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

All of our operations are conducted through, and our income derived from, our various subsidiaries. As of December 31, 2023, we operate the following businesses through our wholly owned subsidiaries.

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

Segments

As of December 31, 2023, we had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

(1)	Healthcare (Nova)

(2)	Real Estate (Edge View)

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

Management uses numerous tools and methods to evaluate and measure our subsidiaries’ success. To help succeed, management retains the prior owners of the subsidiaries and allows them to do what they do best is run the business. Additionally, management monitors key metrics primarily revenues and net income from operations.

Discontinued Operations

On November 10, 2023, we sold Platinum Tax, which was a full-service tax resolution firm located in Los Angeles, California. Through this subsidiary we provided fee-based tax resolution services to individuals and companies that have federal and state tax liabilities by assisting clients to settle outstanding tax debts. As part of the asset purchase agreement between us and the purchaser, the assets that were purchased included substantially all assets, rights, interests, and licenses, except for bank accounts in place prior to the sale, for the purchase consideration of 15% of cash collected by the purchaser within one year following the sale date.

We and the managers of AHI entered into a resignation, release and buyback agreement and addendum, effective October 31, 2022, pursuant to which the managers purchased AHI in exchange for returning 175,045 shares of series F preferred stock. There was a loss on disposal in the amount of $217,769 on October 31, 2022, which represented net assets and liabilities at the time of sale back.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table sets forth key components of our results of operations during the years ended December 31, 2023 and 2022, both in dollars and as a percentage of our revenue.

	December 31, 2023		December 31, 2022
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$11,853,266	100.00%	$10,693,196	100.00%
Total cost of sales	3,560,624	30.04%	4,060,034	37.97%
Gross profit	8,292,642	69.96%	6,633,162	62.03%
Operating expenses
Depreciation expense	20,777	0.18%	23,132	0.22%
Selling, general and administrative	3,076,820	25.96%	2,703,141	25.28%
Total operating expenses	3,097,597	26.13%	2,726,273	25.50%
Income from continuing operations	5,195,045	43.83%	3,906,889	36.54%
Other income (expense)
Other income (expense)	(49,795)	(0.42)%	150,250	1.41%
Gain on debt refinance and forgiveness	115,448	0.97%	1,397,271	13.07%
Penalties and fees	(53,000)	(0.45)%	(2,063,916)	(19.30)%
Interest expense	(1,956,266)	(16.50)%	(6,387,309)	(59.73)%
Amortization of debt discounts	(136,518)	(1.15)%	(253,823)	(2.37)%
Total other income expense	(2,080,131)	(17.55)%	(7,157,527)	(66.94)%
Net income (loss) before discontinued operations	3,114,914	26.28%	(3,250,638)	(30.40)%
Loss from discontinued operations	–	–	(2,178,883)	(20.38)%
Loss from disposal of discontinued operations	(86,520)	(0.73)%	–	–
Net income (loss)	$3,028,394	25.55%	$(5,429,521)	(50.78)%

Revenue. For the years ended December 31, 2023 and 2022, all of our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue increased by $1,160,070, or 10.85%, to $11,853,266 for the year ended December 31, 2023 from $10,693,196 for the year ended December 31, 2022. Such increase was primarily due to increased Personal Injury Protection (PIP) services and the opening of a facility in the Healthcare segment.

Cost of sales. Consists of surgical center and laboratory fees, physician and professional fees, salaries and wages and medical supplies. Our total cost of sales decreased by $499,410, or 12.30%, to $3,560,624 for the year ended December 31, 2023 from $4,060,034 for the year ended December 31, 2022. Such decrease was primarily due to a decrease in surgical contracted services and laboratory fees.

Gross profit. As a result of the foregoing, our total gross profit increased by $1,659,480, or 25.02%, to $8,292,642 for the year ended December 31, 2023 from $6,633,162 for the year ended December 31, 2022. Our total gross margin (percent of revenue) increased from 62.03% for the year ended December 31, 2022 to 69.96% for the year ended December 31, 2023.

Depreciation expense. Our depreciation expense was $20,777, or 0.18% of revenue, for the year ended December 31, 2023, as compared to $23,132, or 0.22% of revenue, for the year ended December 31, 2022. The decrease in depreciation expense was due to certain assets becoming fully depreciated during the years ended December 31, 2023 and 2022.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries and bonuses plus related payroll taxes, advertising expenses, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses increased by $373,679, or 13.82%, to $3,076,820 for the year ended December 31, 2023 from $2,703,141 for the year ended December 31, 2022. As a percentage of revenue, our selling, general and administrative expenses were 25.96% and 25.28% for the years ended December 31, 2023 and 2022, respectively. Increases were attributable to credit losses of $132,281, professional fees of $167,155, and management bonus of $100,000.

Total other expense. We had $2,080,131 in total other expense, net, for the year ended December 31, 2023, as compared to other expense, net, of $7,157,527 for the year ended December 31, 2022. Other expense, net, for the year ended December 31, 2023 consisted of interest expense of $1,956,266, amortization of debt discounts of $136,518, financing penalties and fees of $53,000 and other expense of $49,795, offset by a gain on debt refinance and forgiveness of $115,448. Other expense, net, for the year ended December 31, 2022 consisted of interest expense of $6,387,309, financing penalties and fees of $2,063,916 and amortization of debt discounts of $253,823, offset by a gain on forgiveness of debt of $1,397,271 and other income of $150,250.

Discontinued operations.  For the year ended December 31, 2023, we recorded a loss from disposal of discontinued operations of $86,520. For the year ended December 31, 2022, we recorded a loss from discontinued operations of $2,178,883.

Net income (loss). As a result of the cumulative effect of the factors described above, our net income was $3,028,394 for the year ended December 31, 2023, as compared to a net loss of $5,429,521 for the year ended December 31, 2022, a net increase of $8,457,915, or 155.78%.

Liquidity and Capital Resources

As of December 31, 2023, we had $866,943 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

We believe, based on our operating plan, that current working capital and current and expected additional financing should be sufficient to fund operations and satisfy our obligations as they come due for at least one year from the financial statement issuance date. However, additional funds from new financing and/or future equity raises are required for continued operations and to execute our business plan and our strategy of acquiring additional businesses. The funds required to sustain operations ranges between $600,000 to $1 million and additional funds execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan on the low end (assuming target company sellers accept a significant portion of the purchase price in the form of seller notes or our equity or equity in one of our subsidiaries) ranges between $4 million to $8 million. If, and to the extent, that sellers are unwilling to accept a significant portion of the purchase price in seller notes and equity, then the cash required to execute our business plan could be as much as $10 million.

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

The financial statements were prepared on a going concern basis and do not include any adjustment with respect to these uncertainties.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this prospectus.

	Years Ended December 31,
	2023	2022
Net cash used in operating activities from continuing operations	$(1,807,987)	$(1,099,461)
Net cash provided by financing activities	2,369,325	788,794
Net change in cash	647,858	(361,883)
Cash and cash equivalents at beginning of year	219,085	580,968
Cash and cash equivalents at end of year	$866,943	$219,085

Our net cash used in operating activities from continuing operations was $1,807,987 for the year ended December 31, 2023, as compared to $1,099,461 for the year ended December 31, 2022. For the year ended December 31, 2023, our net income of $3,028,394, an increase in accrued officers’ compensation of $982,500, an increase in accrued interest of $486,165, and an increase in accounts payable and accrued expense of $341,261, offset by an increase in account receivable of $6,701,334, were the primary drivers of our net cash used in operating activities. For the year ended December 31, 2022, our net loss of $5,429,521 and a gain on refinance of debt of $1,397,271, offset by goodwill impairment of $2,092,048, a loss on finance penalties and fees of $2,063,916 and an increase in accrued officers’ compensation of $873,506, were the primary drivers for the cash used in operations.

We had no investing activities for the years ended December 31, 2023 and 2022.

Our net cash provided by financing activities was $2,369,325 for the year ended December 31, 2023, as compared to $788,794 for the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2023 consisted of net proceeds from the line of credit of $2,164,338 and proceeds from convertible notes payable of $421,375, offset by repayment of convertible notes payable of $175,000, repayment of line of credit of $39,293 and repayments to directors and officers of $2,195. Net cash provided by financing activities for the year ended December 31, 2022 consisted of proceeds from convertible notes payable of $879,083 and proceeds from preferred stock issuances of $25,000, offset by dividends on preferred stock of $102,740, repayment of convertible notes payable of $5,908, repayments to directors and officers of $3,573 and repayment of the SBA loan described below of $3,068.

Convertible Notes

As of December 31, 2023, we had convertible debt outstanding net of amortized debt discount of $3,807,030. During the year ending December 31, 2023, we received net proceeds of $421,375 from convertible notes, repaid $175,000 and wrote off $12,406 to convertible noteholders.

The following is a schedule of convertible notes payable outstanding as of December 31, 2023:

Note #	Issuance Date	Maturity Date	Principal Balance	Accrued Interest	Unamortized Debt Discount
9	09/12/2016	09/12/2017	$50,080	$5,581	$–
10	01/24/2017	01/24/2018	55,000	80,875	–
10-1	02/10/2023	02/10/2024	50,000	6,658	–
10-2	03/30/2023	03/30/2024	25,000	2,836	–
10-3	08/11/2023	08/11/2024	25,000	1,469	–
29-2	11/08/2019	11/08/2020	36,604	10,109	–
31	08/28/2019	08/28/2020	–	8,385	–
37-1	09/03/2020	06/30/2021	113,667	64,929	–
37-2	11/02/2020	08/31/2021	113,167	63,594	–
37-3	12/29/2020	09/30/2021	113,166	62,558	–
40-1	09/22/2022	09/22/2024	2,600,000	252,665	–
40-2	11/04/2022	09/22/2024	68,667	7,939	–
40-3	11/28/2022	09/22/2024	68,667	7,506	–
40-4	12/21/2022	09/22/2024	68,667	7,054	–
40-5	01/24/2023	09/22/2024	90,166	8,284	–
40-6	03/21/2023	03/21/2024	139,166	10,671	–
40-7	06/05/2023	06/05/2024	139,166	7,826	15,671
40-8	06/13/2023	06/13/2024	21,167	1,127	2,321
40-9	07/19/2023	07/19/2024	35,500	1,605	4,863
40-10	07/24/2023	07/24/2024	14,000	614	1,965
41	08/25/2023	08/25/2024	5,000	175	–
			$3,831,850	$612,460	$24,820

Note 9. On September 12, 2016, we issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on September 12, 2017. Note 9 is currently in default and accrues at a default interest rate of 20% per annum.

Note 10, 10-1, 10-2 and 10-3. On January 24, 2017, we issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. Note 10 is currently in default and accrues interest at a default interest rate of 20% per annum. On February 10, 2023, we executed a second tranche under this note in the principal amount of $50,000 (Note 10-1). On March 30, 2023, we executed a third tranche under this note in the principal amount of $25,000 (Note 10-2). On August 11, 2023, we executed a fourth tranche under this note in the principal amount of $25,000 (Note 10-3). Notes 10-1, 10-2 and 10-3 accrue interest at a rate of 15% per annum.

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

Note 31. On August 28, 2019, we issued a convertible promissory note in the principal amount of $120,000, which matured on August 28, 2020. The note is currently in default and accrues interest at a default interest rate of 24% per annum. There was no outstanding principal balance as of December 31, 2023.

Notes 37-1, 37-2 and 37-3. On September 3, 2020, we issued a convertible promissory note in the principal amount of $200,000, with original issue discount of $50,000, which could be drawn in several tranches. On September 3, 2020, we executed the first tranche in the principal amount of $67,000, less original issue discount of $17,000, which matured on June 30, 2021 (Note 37-1). On November 2, 2020, we executed the second tranche in the principal amount of $66,500, less original issue discount of $16,500, which matured on August 31, 2021 (Note 37-2). On December 29, 2020, we executed the third tranche in the principal amount of $66,500, less original issue discount of $16,500, which matured on September 30, 2021 (Note 37-3). Notes 37-1, 37-2 and 27-3 are currently in default and accrue interest at a default interest rate of 18% per annum.

Notes 40-1, 40-2, 40-3, 40-4, 40-5, 40-6, 40-7, 40-8, 40-9 and 40-10. On September 22, 2022, we issued a convertible promissory note in the principal amount of $2,600,000 in exchange for total of $4,791,099 of defaulted promissory notes balances (Note 40-1). On November 4, 2022, we executed a second tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-2). On November 28, 2022, we executed the third tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-3). On December 21, 2022, we executed a fourth tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-4). On January 24, 2023, we executed a fifth tranche under this note in the principal amount of $90,166, less an original issue discount and fee of $25,166 (Note 40-5). On March 21, 2023, we executed a sixth tranche under this note in the principal amount of $136,666, less an original issue discount and fee of $39,166 (Note 40-6). On June 5, 2023, we executed a seventh tranche under this note in the principal amount of $136,667, less original issue discount and fee of $39,167 (Note 40-7). On June 13, 2023, we executed an eighth tranche under this note in the principal amount of $21,167, less original issue discount and fee of $5,167 (Note 40-8). On July 19, 2023, we executed a ninth tranche under this note in the principal amount of $35,500, less an original issue discount and fee of $8,875 (Note 40-9). On July 24, 2023, we executed a tenth tranche under this note in the principal amount of $14,000, less an original issue discount and fee of $3,500 (Note 40-10). On December 1, 2023, we executed amendment on Notes series 40 consolidated senior secured convertible promissory note to extend the expired tranche note 40-1 through 40-5 due date to September 20, 2024. All of the Note 40 tranches mature in one year from the note issuance date and accrue interest at a rate of 10% per annum.

Note 41. On August 25, 2023, we issued a twelve-month convertible promissory note in the principal amount of $5,000 to our Chief Executive Officer for our operating expenses. The rate of interest is 10% per annum.

Small Business Administration Loans

On June 2, 2020, we obtained a loan from the Small Business Administration of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at December 31, 2023 was $149,655 and $956, respectively. The principal balance and accrued interest at December 31, 2022 was $144,609 and $5,723, respectively.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at December 31, 2023 and the accrued interest was $7,547. The principal balance and accrued interest at December 31, 2022 was $10,989 and $6,229, respectively. We assigned all of our receivables from consumer activations of the rewards program as collateral on this debenture.

Line of Credit

On September 29, 2023, our company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. As of December 31, 2023, we had $2,120,100 outstanding balance against the revolving receivable line of credit. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025.

Related Party Loans

In connection with the acquisition of Edge View on July 16, 2014, we assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 as of December 31, 2023 and 2022.

We have obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of December 31, 2023 and 2022, we owed the Chairman $120,997 and $123,192, respectively.

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described above.

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

Revenue Recognition. Our primary source of revenue is our healthcare subsidiary, which records revenues from providing licensed and/or certified orthopedic procedures .. Revenue is recognized at a point in time in accordance with Accounting Standards Codification, or ASC, 606. Our healthcare subsidiary does not have contract liabilities or deferred revenue as there are no amounts prepaid for services. We apply the following five-step ASC 606 model to determine revenue recognition:

•	identification of a contract with a customer;

•	identification of the performance obligations in the contact;

•	determination of the transaction price;

•	allocation of the transaction price to the separate performance obligations; and

•	recognition of revenue when performance obligations are satisfied.

We apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess services promised within each contract and determine those that are a performance obligation and assesses whether each promised service is distinct

Our contracts for both our contract and service fees each contain a single performance obligation (providing orthopedic services), as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct, as a result, the entire transaction price is allocated to this single performance obligation.

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

Established billing rates are not the same as actual amounts recovered for our healthcare subsidiary.  They generally do not reflect what we are ultimately paid by the customer, insurance carriers and other payors, and therefore are not reported in the consolidated financial statements at that rate.  We are typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology, or CPT, guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code.

This fee is discounted to reflect the percentage paid to us “using a modifier” recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee. The net revenue is recorded at the time the services are rendered.

Contract Fees (Non-PIP)

We have contract fees for amounts earned from our non-personal injury protection, or PIP, related procedures, typically car accidents, and are collected on a contingency basis. Historically, these cases were sold to a factor who bears the risk of economic benefit or loss. After selling patient cases to the factor, any additional funds collected by us were remitted to the factor.

Service Fees – Net (PIP)

We generate services fees from performing various procedures on the date the services are performed. These services primarily include slip and falls as well as smaller nominal non-PIP services. Fees are collected primarily from third party insurance providers. These revenues are based on established insurance billing rates, less allowances for contractual adjustments and uncollectible amounts. These contractual adjustments vary by insurance company and self-pay patients. We compute these contractual adjustments and collection allowances based on our historical collection experience.

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

Our healthcare revenues are generated from professional medical billings including facility and anesthesia services. With respect to facility and anesthesia services, we are the primary obligor as the facility and anesthesia services are considered part of one integrated performance obligation. Historically, we receive 49% of collections from total gross billed. Accordingly, we recognized net healthcare service revenue as 49% of gross billed amounts. Historical collection rates are estimated using the most current prior 12-month historical payment and collection percentages.

Historically through April 2023, our healthcare subsidiary has had contractual medical receivable sales and purchase agreements with third party factors which result in approximately 54% reduction from the accounts receivables amounts when a receivable is sold to the factors. We evaluated the factored adjustments considering the actual factored amounts per patient on a quarterly interval, and the reductions from accounts receivable that were factored were recorded in finance charges as other expenses on the consolidated statement of operations.

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

Goodwill and Other Intangible Assets. Goodwill and indefinite-lived assets are not amortized but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We review goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors as such to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation for impairment of indefinite-lived intangibles and, if then needed after the first step, Goodwill, is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. For the year ended December 31, 2023, we determined there to be no impairment. For the year ended December 31, 2022, we recognized goodwill impairment in the amount of $2,092,048 in our former financial services segment, which is now reflected in discontinued operations. We based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

Valuation of Long-Lived Assets. In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and construction in progress held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Distinguishing Liabilities from Equity. We account for our series N senior convertible preferred stock, series R convertible preferred stock, and series X senior convertible preferred stock subject to possible redemption in accordance with ASC 480, “Distinguishing Liabilities from Equity”. Conditionally redeemable preferred shares are classified as temporary equity within our consolidated balance sheet.

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

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs, other than quoted prices included in Level 1, which are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2023, our internal control over financial reporting was not effective due to the following material weaknesses.

•	We had not developed and effectively communicated to our employees our accounting policies and procedure, which had resulted in inconsistent practices.

•	We lacked formal documentation over internal control procedures and environment.

•	We lacked proper segregation of duties and multiple level of reviews.

•	We lacked sufficient process, systems and access to technical accounting resources to enable appropriate accounting for and reporting on complex and/or non-routine debt and equity financing transactions including accounting for derivatives, convertible debt, preferred stock.

In order to cure the foregoing material weakness, we have begun to take the following remediation measures:

•	We are making necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

•	We plan to implement proper documentation procedures for key functional areas, control objectives and our workflows.

•	We plan to reinforce effective compensating controls can improve the design of the current process with limited human resources.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the fourth quarter of fiscal year 2023 but was not reported.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2023.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position
Daniel Thompson	74	Chairman of the Board Directors
Alex Cunningham	68	Chief Executive Officer, President, and Director
Matthew T. Shafer	53	Senior Vice President and Chief Financial Officer
Zia Choe	42	Chief Accounting Officer

Daniel Thompson. Mr. Thompson has been Chairman of our board of directors since May 2014. Prior to serving as Chairman, Mr. Thompson served as Chief Executive Officer from February 2005 to May 2014 and also served as a consultant from January 2001 to February 2005. Prior to joining us, Mr. Thompson was founder, president and chief executive officer of Creative Entertainment Services, a full-service entertainment company specializing in Feature Film, Television, Closed Captioning and Game Show fulfilment, from 1982 to December 2001. Mr. Thompson also founded CableRep USA, a media sales firm specializing in local market cable advertising, which he sold to Cox Cable in 1981. Mr. Thompson attended Wayne State University, Bellevue College, and College of Continuing Studies at University of Nebraska at Omaha. We believe Mr. Thompson is well suited to serve as a director because of his previous business management and merger and acquisition experience.

Alex Cunningham. Mr. Cunningham has been our Chief Executive Officer and President and has served on our board of directors since June 2015. Prior to joining us, Mr. Cunningham founded Francnsult, Inc., a business development company representing franchise operations, where he was in charge of identifying prospects for franchising, mergers, and acquisitions, and was the managing partner at AH Cunningham & Associates, LLC, a firm which provided financial and operational consulting services to owners of small and medium-sized businesses, EB-5 immigrant investors, passive investment, franchise owners, and franchisors. Prior to his employment at Francnsult, Inc. and AH Cunningham & Associates, Mr. Cunningham was the president and chief executive officer of Profit Management Consulting, a management consulting company that assisted in the management of private and closely held middle-market companies, from 1996 to 2005. From 1991 to 1996, Mr. Cunningham was a partner at London Capital Corporation, a company which provides merger and acquisition services to small and medium-sized businesses. Mr. Cunningham received a BBA-Finance and Administration at the University of Kentucky and an MBA from Rollins College. We believe Cunningham is well suited to serve as a director because of his previous business management, financial, and merger and acquisition experience.

Matthew T. Shafer. Mr. Shafer has been our Senior Vice President and Chief Financial Officer since January 2024. Prior to joining us, Mr. Shafer served as strategic executive engagement consultant and advisor for the chief financial officer and chief accounting officer capacities during rapid growth, change and transitions at Proterra, a publicly traded manufacturer of electric vehicles and provider of related SaaS services, since March 2023. Prior to that, he served as vice president of finance at Aspire Technology Partners, a privately owned technology provider delivering custom digital infrastructures, SaaS solutions and professional services, from May 2022 to February 2023. From October 2021 to April 2022, he served as a strategic chief financial officer of Tatum, an interim executive consultancy practice of Randstad USA, and from September 2016 to September 2021, he held the positions of senior vice president, chief financial officer and treasurer of Ocean Power Technologies, Inc., a publicly traded green technology company providing cost-effective renewable ocean energy solutions. Earlier in his career, Mr. Shafer held senior finance positions at numerous privately owned and publicly traded companies, including, among others, business unit chief financial officer – for the Dentistry (OraPharma) division at Bauch Health Companies, a global publicly traded pharmaceutical company, and numerous executive level positions at Johnson Controls International plc (formerly Tyco International), a large publicly traded multinational manufacturing company. Mr. Shafer is a certified public accountant with a foundation in Big Four public accounting, beginning his career at Arthur Andersen LLP. He received his Bachelor of Science degree in accounting from W. Paul Stillman School of Business at Seton Hall University and has an MBA in finance from The Rutgers Business School at Rutgers University.

Zia Choe. Ms. Choe has been our Chief Accounting Officer since January 2024. Prior to that, Ms. Choe served as Interim Chief Financial Officer from March 2023 to January 2024 and served as an outside accountant from March 2017 to March 2023. Ms. Choe founded STK FINANCIAL P.C., a California-licensed accounting firm, in June 2021. As a managing partner, Ms. Choe has provided financial attestation, managerial consulting, preparation of 10-Ks and 10-Qs and other high level accounting and financial services to privately and publicly held companies in the U.S. and internationally. Prior to her founding of STK FINANCIAL P.C., she was an audit team leader in the accounting and audit division at JNK Accountancy Group, LLP from September 2014 until June 2021, where she was in charge of financial attestation and due diligence projects for acquisition deals in various industries for seven years. Ms. Choe also had seven years of operational experience in accounting, sales and marketing at Hyundai Mobis Parts America, LLC, a subsidiary of Hyundai Motors, from March 2006 to March 2013. Ms. Choe received a B.S. in Hospitality Management at Florida International University, and she also has higher education in accounting at Ajou University Graduate School in South Korea.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation, or removal. Officers serve at the discretion of the board of directors. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee, or officer.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Governance Structure

We chose to appoint a separate Chairman of the Board who is not our Chief Executive Officer. Our board of directors has made this decision based on their belief that a separate Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful, and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations, and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

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

Insider Trading Policy

We have adopted an insider trading policy which prohibits our directors, officers, and employees from engaging in transactions in our common stock while in the possession of material non-public information; engaging in transactions in the stock of other companies while in possession of material non-public information that they become aware of in performing their duties; and disclosing material non-public information to unauthorized persons outside our company.

Our insider trading policy restricts trading by directors, officers, and certain key employees during blackout periods, which generally begin 15 calendar days before the end of each fiscal quarter and end two business days after the issuance of our earnings release for the quarter. Additional blackout periods may be imposed with or without notice, as the circumstances require.

Our insider trading policy also prohibits our directors, officers, and employees from purchasing financial instruments (such as prepaid variable forward contracts, equity swaps, collars and exchange funds) designed to hedge or offset any decrease in the market value of our common stock they hold, directly or indirectly. In addition, directors, officers, and employees are expressly prohibited from pledging our common stock to secure personal loans or other obligations, including by holding their common stock in a margin account, unless such arrangement is specifically approved in advance by the administrator of our insider trading policy, or making short-sale transactions in our common stock.

A copy of the insider trading policy may be found on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that none of the reports were timely filed for the year ended December 31, 2023. All of the delinquent reports were recently filed.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2023 and 2022

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Compensation ($)	Total ($)
Alex Cunningham, Chief Executive Officer	2023	360,000	250,000	–	560,000
	2022	360,000	200,000	–	560,000
Daniel Thompson, Chairman of the Board	2023	360,000	250,000	–	560,000
	2022	360,000	200,000	–	560,000
Zia Choe, former Interim Chief Financial Officer(1)	2023	145,048	–	–	145,048
	2022	–	–	67,500	67,500

(1)	Ms. Choe served as our Interim Chief Financial Officer from March 2023 to January 2024. Prior to that, she served as our outside accountant from January 2022 to February 2023. Other Compensation includes consulting fees that Ms. Choe received prior to her appointment as our Interim Chief Financial Officer.

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

On January 2, 2024, we entered into an employment agreement with Mr. Shafer setting forth the terms of his employment as Chief Financial Officer. Pursuant to the employment agreement, Mr. Shafer is entitled to an annual base salary of $228,000 and a signing bonus of 5,000 shares of our series I preferred stock. He is also eligible for consideration for a one-time achievement bonus equal to 35% of base salary within sixty (60) days upon our company uplisting to a national securities exchange. In addition, he is also eligible for an annual target bonus equal to 25% of base salary based on the achievement of certain performance goals and annual stock option grants. Mr. Shafer is also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. The term of the employment agreement is for one (1) year with automatic extensions for additional successive one (1) year renewal terms unless terminated by either party no later than thirty (30) days prior to the renewal date. The employment agreement may be terminated immediately by us with or without cause (as such term is defined in the employment agreement) or in the event of Mr. Shafer’s death or disability and may be terminated immediately by Mr. Shafer upon his voluntary resignation or other voluntary termination of employment. In the event of termination by us without cause, Mr. Shafer is entitled to the compensation and benefits described above for a period of three (3) months following termination. In the event of termination by Mr. Shafer for good reason (as defined in the employment agreement) or because Mr. Shafer cannot perform his services as result of physical or mental incapacitation, he will be eligible to receive three (3) months of base salary and medical and dental benefits under our medical and dental plans then in effect. Mr. Shafer is not entitled to receive any additional compensation upon termination by us for cause or upon a voluntary termination by Mr. Shafer. The employment agreement also contains customary confidentiality provisions and restrictive covenants prohibiting Mr. Shafer from owning or operating a business that competes with our company or soliciting our employees during the term of his employment and for a period of twelve months following the termination of his employment.

On January 2, 2024, we entered into an employment agreement with Ms. Choe setting forth the terms of her employment as Chief Accounting Officer. Pursuant to the employment agreement, Ms. Choe is entitled to an annual base salary of $210,000 and a signing bonus of 2,500 shares of our series I preferred stock. She is also eligible for an annual bonus and annual stock option grants. Ms. Choe is also eligible to participate in all employee benefit plans, including health insurance, commensurate with her position. The term of the employment agreement is for one (1) year with automatic extensions for additional successive one (1) year renewal terms unless terminated by either party no later than thirty (30) days prior to the renewal date. The employment agreement may be terminated immediately by us with or without cause (as such term is defined in the employment agreement) or in the event of Ms. Choe’s death or disability and may be terminated immediately by Ms. Choe upon her voluntary resignation or other voluntary termination of employment. In the event of termination by us without cause, Ms. Choe is entitled to the compensation and benefits described above for a period of one (1) month following termination. In the event of termination by Ms. Choe for good reason (as defined in the employment agreement) or because Ms. Choe cannot perform her services as result of physical or mental incapacitation, she will be eligible to receive three (3) months of base salary and medical and dental benefits under our medical and dental plans then in effect. Ms. Choe is not entitled to receive any additional compensation upon termination by us for cause or upon voluntary termination by Ms. Choe. The employment agreement also contains customary confidentiality provisions and restrictive covenants prohibiting Ms. Choe from owning or operating a business that competes with the Company or soliciting our employees during the term of her employment and for a period of twelve months following the termination of her employment.

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2023.

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or 401(k) plan.

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Mr. Cunningham, Mr. Thompson, Mr. Shafer, and Ms. Choe are entitled severance if their employment is terminated without cause.

Director Compensation

Except for our Chairman, no member of our board of directors received any compensation for services as a director during the fiscal year ended December 31, 2023.

2024 Equity Incentive Plan

On January 31, 2024, our board of directors and stockholders adopted the Cardiff Lexington Corporation 2024 Equity Incentive Plan, or Plan. The following is a summary which describes the principal features of the Plan, but it is qualified in its entirety by reference to the full text of the Plan.

Purposes. The purpose of this Plan is to provide a means whereby employees, directors, consultants of our company and its affiliates develop a sense of proprietorship and personal involvement in the development and financial success of our company, and to encourage them to devote their best efforts to the business of our company, thereby advancing the interests of our company and its stockholders. A further purpose of this Plan is to provide a means through which we may attract able individuals to provide services to or for the benefit of our company and to provide a means for such individuals to acquire and maintain share ownership in our company, thereby strengthening their concern for the welfare of our company.

Types of Awards. Awards that may be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, and performance compensation awards. These awards offer our officers, employees, consultants, and directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with our company.

Eligible Recipients. Persons eligible to receive awards under the Plan will be those officers, employees, directors and consultants of our company and its subsidiaries who are selected by the administrator.

Administration. The Plan is administered by our board of directors; provided that if and when we establish a compensation committee, the compensation committee will administer the Plan. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions, and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the Plan.

Shares Available. The maximum number of shares of our common stock that may be delivered to participants under the Plan is 2,000,000, subject to adjustment for certain corporate changes affecting the common stock, such as stock splits. In addition, the number of shares of common stock available for issuance under the Plan will automatically increase on January 1 of each calendar year during the term of the Plan by an amount equal five percent (5%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the Plan.

Stock Options.

General. Share options give the option holder the right to acquire from us a designated number of common stock at a purchase price that is fixed upon the grant of the option. Stock options granted may be either tax-qualified stock options (so-called “incentive stock options”) or non-qualified stock options. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of stock options. That determination will include: the number of stock subject to any option; the exercise price per stock; the expiration date of the option; the manner, time, and date of permitted exercise; other restrictions, if any, on the option or the stock underlying the option; and any other terms and conditions as the administrator may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant. As a matter of tax law, the exercise price for any incentive share option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting power must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made either: (i) in cash or its equivalent; (ii) by tendering (either by actual delivery or attestation) previously acquired stock having an aggregate fair market value at the time of exercise equal to the exercise price; (iii) a cashless exercise (broker-assisted exercise) through a “same day sale” commitment; (iv) by a combination of (i), (ii), and (iii); or (v) any other method approved or accepted by the administrator in its sole discretion.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting power, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability, or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. As described elsewhere in this summary, an incentive share option is an option that is intended to qualify under certain provisions of the U.S. Internal Revenue Code of 1986, as amended, or the Code, for more favorable tax treatment than applies to non-qualified share options. Any option that does not qualify as an incentive share option will be a non-qualified share option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate fair market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights. Stock appreciation rights, or SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When an SAR for a particular number of stock is exercised, the holder receives a payment equal to the difference between the market price of the stock on the date of exercise and the exercise price of the stock under the SAR. Again, the exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment - the appreciation value - either in cash or shares valued at the fair market value on the date of exercise. The form of payment will be determined by us.

Restricted Awards. Restricted awards are shares awarded to participants at no cost. Restricted awards can take the form of awards of restricted stock, which represent issued and outstanding shares subject to vesting criteria, or restricted share units, which represent the right to receive shares subject to satisfaction of the vesting criteria. Restricted stock awards are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Performance Criteria. Under the Plan, one or more performance criteria will be used by the administrator in establishing performance goals. Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our company, as the administrator may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the administrator deems appropriate.

Other Material Provisions. Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. Our board also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment will, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable exchange, increase the number of shares available under the Plan, change the persons eligible for awards under the Plan, extend the time within which awards may be made, or amend the provisions of the Plan related to amendments. No amendment that would adversely affect any outstanding award made under the Plan can be made without the consent of the holder of such award.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our voting stock as of March 22, 2024 by (i) each of our executive officers and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 3753 Howard Hughes Parkway, Suite 200, Las Vegas, NV 89169.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Voting Stock(2)
Daniel Thompson, Chairman of the Board(3)	Common Stock	46,591,457	40.93%
Alex Cunningham, Chief Executive Officer and Director(4)	Common Stock	48,780,330	42.85%
Matthew T. Shafer, Chief Financial Officer(5)	Common Stock	25,000	*
Zia Choe, Chief Accounting Officer(6)	Common Stock	18,800	*
All executive officers and directors (4 persons)	Common Stock	95,415,586	83.73%

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.
(2)	Percentage of total voting stock represents total ownership with respect to all shares of our voting stock, which includes the common stock, series A preferred stock, series B preferred stock, series C preferred stock, series E preferred stock, series I preferred stock, series J preferred stock, series L preferred stock and series R convertible preferred stock, voting as a single class. As of March 22, 2024, there were 8,664,495 shares of common stock, 2 shares of series A preferred stock, 1,451,929 shares of series B preferred stock, 103 shares of series C preferred stock, 155,750 shares of series E preferred stock, 12,999,000 shares of series I preferred stock, 171,359 shares of series J preferred stock, 319,493 shares of series L preferred stock and 165 shares of series R convertible preferred stock issued and outstanding. Each share of series A preferred stock is entitled to a number of votes at any time equal to 25% of the number of votes then held or entitled to be made by all other equity securities of our company, plus one (equivalent to 18,952,492 votes as of March 22, 2024). Each share of series B preferred stock, series C preferred stock, series E preferred stock, series J preferred stock and series L preferred stock is entitled to one (1) vote per share. Each share of series I preferred stock is entitled to five (5) votes per share. Each share of series R convertible preferred stock is entitled to a number of votes equal to the number of shares into which the series R convertible preferred stock is convertible (estimated to be 51,833 votes per share as of March 22, 2024). For each beneficial owner above, any options, warrants or other convertible securities exercisable within 60 days have been included in the denominator.
(3)	Includes (i) 1,000,337 shares of common stock held directly, (ii) 4 shares of common stock held by the 2007 Thompson Family Trust, (iii) 1 share of series A preferred stock held directly, (iv) 26,124 shares of common stock issuable upon the conversion of 13,062 shares of series B preferred stock held by the 2007 Thompson Family Trust, (v) 100,000 shares of common stock issuable upon the conversion of 1 share of series C preferred stock held directly and (vi) 5,302,500 shares of series I preferred stock. Mr. Thompson is the Trustee of the 2007 Thompson Family Trust and has voting and dispositive power over the shares held by it.
(4)	Includes (i) 1,000,338 shares of common stock, (ii) 1 share of series A preferred stock, (iii) 12,500 shares of common stock issuable upon the conversion of 6,250 shares of series B preferred stock, (iv) 100,000 shares of common stock issuable upon the conversion of 1 share of series C preferred stock and (v) 5,743,000 shares of series I preferred stock.
(5)	Represents 5,000 shares of series I preferred stock.
(6)	Includes 6,300 shares of common stock issuable upon the conversion of 3,150 shares of series B preferred stock and 2,500 shares of series I preferred stock.

We do not currently have any arrangements which if consummated may result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2022 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

We have obtained short-term advances from Daniel Thompson, the Chairman of the Board, that are non-interest bearing and due on demand. As of December 31, 2023 and 2022, we owed the Chairman $120,997 and $123,192, respectively.

Director Independence

We do not have any independent directors within the meaning of the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2023 and 2022. Fees include those paid to Grassi & Co., CPAs, P.C. for audit fees.

	Year Ended December 31,
	2023	2022
Audit Fees	$125,869	$155,805
Audit-Related Fees	12,844	–
Tax Fees	6,850	–
All Other Audit Fees	–	–
TOTAL	$145,563	$155,805

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Grassi & Co., CPAs, P.C. for our financial statements as of and for the year ended December 31, 2023.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 606)
Consolidated Balance Sheets as of December 31, 2023 and 2022 (restated)
Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022 (restated)
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2023 and 2022 (restated)
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022 (restated)
Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.2	Certificate of Designation of Series A Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.3	Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.4*	Certificate of Correction of Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation
3.5	Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.6*	Certificate of Correction of Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation
3.7	Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.8*	Certificate of Correction of Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation
3.9	Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.10*	Certificate of Correction of Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation
3.11	Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.12*	Certificate of Correction of Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation

3.13	Certificate of Designation of Series J Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.8 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.14*	Certificate of Correction of Certificate of Designation of Series J Preferred Stock of Cardiff Lexington Corporation
3.15	Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.16*	Certificate of Correction of Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation
3.17	Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.18*	Amended and Restated Certificate of Designation of Series R Convertible Preferred Stock of Cardiff Lexington Corporation
3.19	Certificate of Designation of Series X Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.20	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.1*	Description of Securities of Cardiff Lexington Corporation
4.2	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to SILAC Insurance Company on May 21, 2021 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on June 6, 2023)
10.1	Management Agreement, dated June 4, 2021, among by Cardiff Lexington Corporation, Nova Ortho and Spine, LLC and Dr. Marc D Brodsky, Michael Wycoki, Jr., PA and Dr. Kevin Fitzgerald (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 7, 2021)
10.2	Revolving Purchase and Security Agreement, dated September 29, 2023, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC, Platinum Tax Defenders, Edge View Properties, Inc. and DML HC Series, LLC Series 308 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 14, 2023)
10.3	Guaranty and Security Agreement, dated September 29, 2023, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC and DML HC Series, LLC Series 308 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2023)
10.4

Securities Exchange and Purchase Agreement, dated September 22, 2022, among Cardiff Lexington Corporation, We Three, LLC, d/b/a Affordable Housing Initiative, Edge View Properties, Inc., Platinum Tax Defenders, Nova Ortho and Spine, LLC and Leonite Capital LLC

(incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on June 6, 2023)
10.5	Consolidated Senior Secured Convertible Promissory Note issued by Cardiff Lexington Corporation to Leonite Capital LLC on September 22, 2022, as amended (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on June 6, 2023)
10.6	Pledge and Security Agreement, dated September 22, 2022, among Cardiff Lexington Corporation, We Three, LLC, d/b/a Affordable Housing Initiative, Edge View Properties, Inc., Platinum Tax Defenders, Nova Ortho and Spine, LLC and Leonite Fund I, LP (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on June 6, 2023)
10.7	Securities Purchase Agreement, dated June 1, 2021, between Cardiff Lexington Corporation and SILAC Insurance Company (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on June 6, 2023)
10.8	Guaranty, dated June 1, 2021, by Nova Ortho and Spine, LLC in favor of SILAC Insurance Company (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on June 6, 2023)
10.9	Security Agreement, dated June 1, 2021, between Nova Ortho and Spine, LLC and SILAC Insurance Company (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on June 6, 2023)
10.10	Security and Stock Pledge Agreement, dated June 1, 2021, between Cardiff Lexington Corporation and SILAC Insurance Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on June 6, 2023)
10.11	Securities Purchase Agreement, dated September 3, 2020, between Cardiff Lexington Corporation and GHS Investments, LLC (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on June 6, 2023)
10.12	Senior Secured Convertible Promissory Note issued by Cardiff Lexington Corporation to GHS Investments, LLC on September 3, 2020 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on June 6, 2023)

10.13	Security and Pledge Agreement, dated September 3, 2020, between Cardiff Lexington Corporation and GHS Investments, LLC (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on June 6, 2023)
10.14	8% Convertible Secured Redeemable Note issued by Cardiff Lexington Corporation to GHS Investments, LLC on November 8, 2019 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on July 19, 2023)
10.15	Convertible Promissory Note issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on January 24, 2017 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on June 6, 2023)
10.16	Convertible Promissory Note issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on September 12, 2016 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on June 6, 2023)
10.17†	Employment Agreement, dated July 15, 2020, between the Cardiff Lexington Corporation and Alex Cunningham (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 31, 2021)
10.18†	Employment Agreement, dated July 15, 2020, between Cardiff Lexington Corporation and Daniel Thompson (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on March 31, 2021)
10.19†*	Employment Agreement, dated January 2, 2024, between the Cardiff Lexington Corporation and Matthew T. Shafer
10.20†*	Employment Agreement, dated January 2, 2024, between the Cardiff Lexington Corporation and Zia Choe
10.21†	2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 2024)
10.22†*	Form of Stock Option Agreement relating to 2024 Equity Incentive Plan
10.23†*	Form of Restricted Stock Award Agreement relating to 2024 Equity Incentive Plan
10.24†*	Form of Restricted Stock Unit Award Agreement relating to 2024 Equity Incentive Plan
14.1	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on June 6, 2023)
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of the registrant
23.1*	Consent of Grassi & Co., CPAs, P.C.
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________

*	Filed herewith
**	Furnished herewith
†	Executive compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cardiff Lexington Corp and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cardiff of Lexington Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company’s consolidated financial statements as of and for the year ended December 31, 2022 have been restated to correct certain misstatements.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has sustained an accumulated deficit and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Goodwill

Critical Audit Matter Description

As of December 31, 2023, the Company had approximately $5.7 million of goodwill. As discussed in Note 1 and Note 12 to the consolidated financial statements, goodwill is tested annually for impairment at the reporting unit level, or more frequently if impairment indicators arise.

The principal consideration for our determination that this was a critical audit matter resulted from the material balance of goodwill at year end and the Company’s goodwill impairment analyses requiring a high degree of management judgement. There was a high degree of subjective auditor judgment associated with the evaluation of management’s assertion with respect to the realizability of goodwill.

How we addressed the matter:

We obtained an understanding of the Company’s goodwill impairment evaluation process, including controls over management’s review of the significant assumptions. We considered the material weakness relating to management’s internal controls in determining the nature, timing and extent of audit tests applied in our audit.

Our primary substantive audit procedures to test the Company’s goodwill impairment analyses included evaluating the completeness and reasonableness of management’s qualitative assessment. We obtained management’s qualitative goodwill analysis and compared certain significant assumptions to existing market conditions and information. We also compared significant assumptions, where relevant, to the plans of the Company, including management’s expectations regarding the Company’s business model, customer base and other relevant factors. Finally, we assessed the adequacy of the disclosures in the consolidated financial statements.

GRASSI & CO., CPAs, PC

We have served as the Company’s auditor since 2022.

Jericho, New York

March 27, 2024

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

	December 31,
	2023	2022 (Restated)
ASSETS
Current assets
Cash	$866,943	$219,085
Accounts receivable-net	13,305,254	6,603,920
Prepaid and other current assets	5,000	5,000
Total current assets	14,177,197	6,828,005

Property and equipment, net	34,661	55,439
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use - assets	289,062	218,926
Due from related party	4,979	4,979
Other assets	33,304	30,823
Total assets	$20,745,811	$13,344,780

LIABILITIES, MEZZANINE EQUITY AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$2,047,131	$1,915,920
Accrued expenses - related parties	4,733,057	3,750,557
Accrued interest	620,963	350,267
Right of use - liabilities	157,669	142,307
Due to director and officer	120,997	123,192
Notes payable	2,136,077	15,809
Convertible notes payable, net of debt discounts of $24,820 and $46,797, respectively	3,807,030	3,515,752
Net liabilities of discontinued operations	237,643	151,123
Total current liabilities	13,860,567	9,964,927

Other liabilities
Notes payable	144,666	139,789
Operating lease liability – long term	119,056	84,871
Total liabilities	14,124,289	10,189,587

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 868,056 shares issued and outstanding at December 31, 2023 and 2022	3,891,439	3,125,002
Redeemable Series R Senior Convertible Preferred Stock - 5,000 shares authorized, $0.001 par value, stated value of $1,200, 165 shares issued and outstanding at December 31, 2023 and 2022	307,980	274,982
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00 par value; 375,000 shares issued and outstanding at December 31, 2023 and 2022	1,690,685	1,500,000
Total Mezzanine Equity	5,890,104	4,899,984

Stockholders' equity (deficit)
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value of $4.00, 2,139,478 and 2,131,328 shares issued and outstanding at December 31, 2023 and 2022, respectively	8,537,912	8,525,312
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value of $4.00, 123 shares issued and outstanding at December 31, 2023 and 2022	488	488
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 155,750 and 150,750 shares issued and outstanding at December 31, 2023 and 2022, respectively	623,000	603,000
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 35,752 shares issued and outstanding at December 31, 2023 and 2022	143,008	143,008
Series I Preferred Stock - 15,000,000 shares authorized, $0.001 par value, stated value $4.00, 14,885,000 issued and outstanding at December 31, 2023 and 2022	59,540,000	59,540,000
Series J Preferred Stock - 2,000,000 shares authorized, $0.001 par value, stated value $4.00, 1,713,584 shares issued and outstanding at December 31, 2023 and 2022	6,854,336	6,854,336
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at December 31, 2023 and 2022	1,277,972	1,277,972
Common Stock; 7,500,000,000 shares authorized, $0.001 par value; 24,065 and 10,997 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,804,799	824,793
Additional paid-in capital	(9,365,982)	(8,581,265)
Accumulated deficit	(68,684,115)	(70,932,435)
Total stockholders' equity (deficit)	731,418	(1,744,791)
Total liabilities, mezzanine equity and stockholders' equity	$20,745,811	$13,344,780

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	December 31,
	2023	2022 (Restated)
REVENUE
Healthcare	$11,853,266	$10,693,196
Total revenue	11,853,266	10,693,196

COST OF SALES
Healthcare	3,560,624	4,060,034
Total cost of sales	3,560,624	4,060,034

GROSS PROFIT	8,292,642	6,633,162

OPERATING EXPENSES
Depreciation expense	20,777	23,132
Selling, general and administrative	3,076,820	2,703,141
Total operating expenses	3,097,597	2,726,273

INCOME FROM CONTINUING OPERATIONS	5,195,045	3,906,889

OTHER INCOME (EXPENSE)
Other (expense) income	(49,795)	150,250
Gain on debt refinance and forgiveness	115,448	1,397,271
Penalties and fees	(53,000)	(2,063,916)
Interest expense	(1,956,266)	(6,387,309)
Amortization of debt discounts	(136,518)	(253,823)
Total other expenses	(2,080,131)	(7,157,527)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	3,114,914	(3,250,638)
LOSS FROM DISCONTINUED OPERATIONS	–	(2,178,883)
LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS	(86,520)	–
LOSS FROM DISCONTINUED OPERATIONS	(86,520)	(2,178,883)
NET INCOME (LOSS) FOR THE YEAR	$3,028,394	$(5,429,521)

PREFERRED STOCK DIVIDENDS	(780,074)	(384,170)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,248,320	$(5,813,691)

BASIC EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$156	$(999)
DISCONTINUED OPERATIONS	$(6)	$(374)

DILUTED EARNINGS (LOSS) PER SHARE
CONTINUING OPERATIONS	$232	$(999)
DISCONTINUED OPERATIONS	$(6)	$(374)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	14,444	5,822
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	15,001	5,822

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock Series A, K and I		Preferred Stock Series B, E, F-1,J, and L		Preferred Stock Series C		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2021 (Restated)	23,085,563	$59,548,201	3,595,952	$14,383,808	123	$488	(619,345)	$(4,967,686)
Issuance of series B preferred stock for contribution	–	–	25,000	100,000	–	–	–	–
Issuance of series B preferred stock in exchange of series D preferred stock and series H preferred stock	–	–	75,000	300,000	–	–	–	–
Cancellation of common stock	–	–	–	–	–	–	–	–
Cancellation of series D preferred stock	–	–	(37,500)	(150,000)	–	–	–	–
Cancellation of series H preferred stock	–	–	(37,500)	(150,000)	–	–	–	–
Cancellation of series K preferred stock	(8,200,562)	(8,201)	–	–	–	–	–	–
Issuance of series B preferred stock for settlement of employment	–	–	18,750	75,000	–	–	–	–
Issuance of series B preferred stock in exchange for series F	–	–	67,500	270,000	–	–	–	–
Cancellation of series F preferred stock	–	–	(175,045)	(700,180)	–	–	–	–
Issuance of series J preferred stock	–	–	818,750	3,275,000	–	–	–	–
Issuance of common stock for settlement of Red Rock Travel	–	–	–	–	–	–	–	–
Reclassification for cancelled shares	–	–	–	–	–	–	619,345	4,967,686
Accrued preferred stock dividends	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, December 31, 2022 (Restated)	14,885,001	$59,540,000	4,350,907	$17,403,628	123	$488	–	$–
Conversion of convertible notes payable	–	–	–	–	–	–	–	–
Accrued preferred stock dividends	–	–	–	–	–	–	–	–
Issuance of series B preferred stock	–	–	8,150	12,600	–	–	–	–
Issuance of series E preferred stock	–	–	5,000	20,000	–	–	–	–
Net income	–	–	–	–	–	–	–	–
Balance, December 31, 2023	14,885,001	$59,540,000	4,364,057	$17,436,228	123	$488	–	$–

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021 (Restated)	2,215	$167,421	$(3,479,128)	$(65,166,264)	$486,840
Issuance of series B preferred stock for contribution	–	–	(75,000)	–	25,000
Issuance of series B preferred stock in exchange of series D preferred stock and series H preferred stock	–	–	–	–	300,000
Cancellation of common stock	–	35,097	(35,097)	–	–
Cancellation of series D preferred stock	–	–	–	–	(150,000)
Cancellation of series H preferred stock	–	–	–	–	(150,000)
Cancellation of series K preferred stock	–	–	8,201	–	–
Issuance of series B preferred stock for settlement of employment	–	–	(56,250)	–	18,750
Issuance of series B preferred stock in exchange for series F	–	–		–	270,000
Cancellation of series F preferred stock	–	–	430,180	–	(270,000)
Issuance of series J preferred stock	–	–	–	–	3,275,000
Issuance of common stock for settlement of Red Rock Travel	8,782	622,275	(406,485)	–	215,790
Reclassification for cancelled shares	–	–	(4,967,686)	–	–
Accrued preferred stock dividends	–	–	–	(336,650)	(336,650)
Net loss	–	–	–	(5,429,521)	(5,429,521)
Balance, December 31, 2022 (Restated)	10,997	$824,793	$(8,581,265)	$(70,932,435)	$(1,744,791)
Conversion of convertible notes payable	13,068	980,006	(777,117)	–	202,889
Accrued preferred stock dividends	–	–	–	(780,074)	(780,074)
Issuance of series B preferred stock	–	–	12,400	–	25,000
Issuance of series E preferred stock	–	–	(20,000)	–	–
Net income	–	–	–	3,028,394	3,028,394
Balance, December 31, 2023	24,065	$1,804,799	$(9,365,982)	$(68,684,115)	$731,418

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$3,028,394	$(5,429,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,777	23,132
Amortization of debt discount	136,518	253,823
Conversion and note issuance cost	11,250	–
Share issuance for service rendered	25,000	–
Other (income) or loss	–	(150,250)
Goodwill impairment	–	2,092,048
Loss on finance penalties and fees	–	2,063,916
Gain on refinance of debt	–	(1,397,271)
Gain on forgiveness of debt	(115,448)	–
(Increase) decrease in:
Accounts receivable	(6,701,334)	(597,521)
Right of use - assets	(70,136)	64,696
Prepaids and other current assets	(2,481)	8,058
Increase (decrease) in:
Accounts payable and accrued expense	341,261	750,878
Due to related party	–	36,988
Accrued officers compensation	982,500	873,506
Accrued interest	486,165	379,428
Right of use - liabilities	49,547	(71,371)
Net cash used in operating activities	(1,807,987)	(1,099,461)

Net cash used in Discontinued Operations – Operating	86,520	(51,216)
FINANCING ACTIVITIES
Repayments to directors and officers	(2,195)	(3,573)
Proceeds from convertible notes payable	421,375	879,083
Repayment of SBA loans	–	(3,068)
Proceeds from line of credit	2,164,438	–
Repayment of line of credit	(39,293)	–
Repayment to convertible notes payable	(175,000)	(5,908)
Dividend on preferred stock	–	(102,740)
Issuance of preferred stock	–	25,000
Net cash provided by financing activities	2,369,325	788,794

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	647,858	(361,883)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	219,085	580,968
CASH AND CASH EQUIVALENTS, END OF YEAR	$866,943	$219,085

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for Interest	$239,296	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$199,889	$–
Preferred stock issued for business acquisition	$–	$3,275,000
Preferred stock issued upon exchange of defaulted convertible notes payable	$–	$1,500,000

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Cardiff is an acquisition holding company focused on locating undervalued and undercapitalized companies, primarily in the healthcare industry, and providing them capitalization and leadership to maximize the value and potential of their private enterprises while also providing diversification and risk mitigation for stockholders. All of Cardiff’s operations are conducted through, and its income derived from, its various subsidiaries, which includes:

•	We Three, LLC dba Affordable Housing Initiative (“AHI”), which was acquired on May 15, 2014 and sold on October 31, 2022;

•	Edge View Properties, Inc. (“Edge View”), which was acquired on July 16, 2014;

•	Platinum Tax Defenders (“Platinum Tax”), which was acquired on July 31, 2018 and sold on November 10, 2023; and

•	Nova Ortho and Spine, LLC (“Nova”), which was acquired on May 31, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff and its wholly owned subsidiaries, AHI, Edge View, Platinum Tax and Nova (collectively, the “Company”). Subsidiaries shown as discontinued operations include AHI and Platinum Tax. All significant intercompany accounts and transactions are eliminated in consolidation. Subsidiaries discontinued are shown as discontinued operations.

Reverse Stock Split

On January 9, 2024, the Company effected a 1-for-75,000 reverse split of its outstanding common stock. All outstanding shares of common stock and warrant to purchase common stock were adjusted to reflect the 1-for-75,000 reverse split, with respective exercise prices of the warrants proportionately increased. The conversion prices of the outstanding convertible notes and certain series of preferred stock were adjusted to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion.

All share and per share data throughout these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. The total number of authorized shares of common stock did not change. As a result of the reverse stock split, an amount equal to the decreased value of the common stock was reclassified from “common stock” to “additional paid-in capital.”

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Accounts Receivable

The Company adopted ASU 2016-13, “Financial Instruments – Credit Losses.” In accordance with this standard, the Company recognizes an allowance for credit losses for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on Current Expected Credit Losses. Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and recognized an additional allowance for credit losses in the amount of $122,190 and $0 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had net accounts receivable of $13,305,254 and $6,603,920 respectively. Accounts receivables are primarily generated from subsidiaries in their normal course of business.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived assets are not amortized but are evaluated for impairment annually or when indicators of a potential impairment are present. The Company’s impairment testing of goodwill is performed separately from its impairment testing of indefinite-lived intangibles. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors as such to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation for impairment of indefinite-lived intangibles and, if then needed after the first step, Goodwill, is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. For the year ended December 31, 2023, the Company determined there to be no impairment. For the year ended December 31, 2022, the Company recognized goodwill impairment in the amount of $2,092,048 in its former financial services segment, which is now reflected in discontinued operations. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Valuation of Long-lived Assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Revenue Recognition

The Company’s primary source of revenue is its healthcare subsidiary, which records revenues from providing licensed and/or certified orthopedic procedures. Revenue is recognized at a point in time in accordance with ASC 606. The Company’s healthcare subsidiary does not have contract liabilities or deferred revenue as there are no amounts prepaid for services. The Company applies the following five-step ASC 606 model to determine revenue recognition:

•	Identification of a contract with a customer

•	Identification of the performance obligations in the contact

•	Determination of the transaction price

•	Allocation of the transaction price to the separate performance obligations

•	Recognition of revenue when performance obligations are satisfied.

The Company applies the five-step model when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses services promised within each contract and determines those that are a performance obligation and assesses whether each promised service is distinct.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Established billing rates are not the same as actual amounts recovered for the Company’s healthcare subsidiary.  They generally do not reflect what the Company is ultimately paid by the customer, insurance carriers and other payors, and therefore are not reported in the consolidated financial statements at that rate. The Company is typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code.

This fee is discounted to reflect the percentage paid to the Company “using a modifier” recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee. The net revenue is recorded at the time the services are rendered.

Contract Fees (Non-PIP)

The Company has contract fees for amounts earned from its Non-Personal Injury Protection (“PIP”) related procedures, typically car accidents, and are collected on a contingency basis. Historically, these cases were sold to a factor who bears the risk of economic benefit or loss. After selling patient cases to the factor, any additional funds collected by the Company were remitted to the factor.

Service Fees – Net (PIP)

The Company generates services fees from performing various procedures on the date the services are performed. These services primarily include slip and falls as well as smaller nominal Non-PIP services. Fees are collected primarily from third party insurance providers. These revenues are based on established insurance billing rates, less allowances for contractual adjustments and uncollectible amounts. These contractual adjustments vary by insurance company and self-pay patients. The Company computes these contractual adjustments and collection allowances based on its historical collection experience.

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

The Company’s healthcare revenues are generated from professional medical billings including facility and anesthesia services. With respect to facility and anesthesia services, the Company is the primary obligor as the facility and anesthesia services are considered part of one integrated performance obligation. Historically the Company receives 49% of collections from total gross billed. Accordingly, the Company recognized net healthcare service revenue as 49% of gross billed amounts. Historical collection rates are estimated using the most current prior 12-month historical payment and collection percentages.

Historically through April 2023, the Company’s healthcare subsidiary has had contractual medical receivable sales and purchase agreements with third party factors which result in approximately 54% reduction from the accounts receivables amounts when a receivable is sold to the factors. The Company evaluated the factored adjustments considering the actual factored amounts per patient on a quarterly interval, and the reductions from accounts receivable that were factored were recorded in finance charges as other expenses on the consolidated statement of operations.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations and changes in stockholders’ equity. The Company recognized advertising and marketing expense of $126,670 and $233,798 for the years ended December 31, 2023 and 2022, respectively.

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

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs, other than quoted prices included in Level 1, which are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Distinguishing Liabilities from Equity

The Company accounts for its series N senior convertible preferred stock, series R convertible preferred stock, and series X senior convertible preferred stock subject to possible redemption in accordance with ASC 480, “Distinguishing Liabilities from Equity”. Conditionally redeemable preferred shares are classified as temporary equity within the Company’s consolidated balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

For the years ended December 31, 2023 and 2022, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company had previously sustained operating losses since its inception, has an accumulated deficit of $68,684,115 and $70,932,435, respectively, as of December 31, 2023 and 2022. We had negative cash flow from operations of $1,807,987 and $1,099,461 during the years ended December 31, 2023 and 2022. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Recent Accounting Standards

The FASB issued ASU 2023-07 on November 27, 2023. The amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The Management is evaluating the impact of ASU 2023-07 on the consolidated financial statements and does not expect there to be any changes or impact to the financial statements.

2.	RESTATEMENT AND REVISION OF FINANCIAL STATEMENTS

Restatement of Previously Issued Financial Statements

During the preparation of the year ended December 31, 2023 financial statements, the Company identified and corrected its classification and accounting treatment for its series R convertible preferred stock and the related dividend accrual in its balance sheet as of December 31, 2022 and 2021. Pursuant to ASC 250, “Accounting changes and error corrections” issued by FASB and SAB 99 “Materiality” issued by Securities and Exchange Commission, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in a $198,000 increase to the mezzanine equity and offsetting decrease to the series R convertible preferred stock and subject to possible redemption mezzanine equity line item on the consolidated balance sheet as of December 31, 2021. In addition, the impact of the unpaid dividend accrual is reflected in $29,462 and $47,520 increase to mezzanine equity and offsetting decrease to the accumulated deficits as of December 31, 2022 and 2021, respectively. The impact of the error correction is also reflected in $29,462 and $47,520 increase of preferred share dividends and $28 and $5 decrease of earnings (loss) per share on the consolidated statement of operations for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the impacts of the error corrections on the Company's financial statements for each of the periods presented below:

i. Consolidated balance sheet

		Impact of correction of error
December 31, 2021	As previously reported	Adjustments	As restated

Total assets		$15,297,039	$–	$15,297,039

Total liabilities		11,439,675	–	11,439,675

Mezzanine equity		3,125,004	245,520	3,370,524

Total stockholders' equity		$732,360	$(245,520)	$486,840

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

	Impact of correction of error
December 31, 2022	As previously reported	Adjustments	As restated

Total assets	$13,344,780	$–	$13,344,780

Total liabilities	10,189,585	–	10,189,585

Mezzanine equity	4,625,002	274,982	4,899,984

Total stockholders' equity	$(1,469,809)	$(274,982)	$(1,744,791)

	Impact of correction of error
March 31, 2023	As previously reported	Adjustments	As restated

Total assets	$14,284,585	$–	$14,284,585

Total liabilities	10,745,097	–	10,745,097

Mezzanine equity	5,171,861	283,118	5,454,979

Total stockholders' equity	$(1,632,373)	$(283,118)	$(1,915,491)

	Impact of correction of error
June 30, 2023	As previously reported	Adjustments	As restated

Total assets	$16,053,519	$–	$16,053,519

Total liabilities	11,672,952	–	11,672,952

Mezzanine equity	5,297,605	291,345	5,588,950

Total stockholders' equity	$(917,038)	$(291,345)	$(1,208,383)

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

	Impact of correction of error
September 30, 2023	As previously reported	Adjustments	As restated

Total assets	$18,518,727	$–	$18,518,727

Total liabilities	12,102,942	–	12,102,942

Mezzanine equity	5,440,434	299,662	5,740,096

Total stockholders' equity	$975,351	$(299,662)	$675,689

ii. Consolidated statement of operations

	Impact of correction of error
Year ended December 31, 2021	As previously reported	Adjustments	As restated

Net income for the year	$666,293	$–	$666,293
Preferred stock dividends	$(201,782)	$(47,520)	$(249,302)
Net income attributable to common shareholders	$464,511	$(47,520)	$416,991
Basic and diluted earnings (loss) per share for continuing operations	$272	$(28)	$244

	Impact of correction of error
Year ended December 31, 2022	As previously reported	Adjustments	As restated

Net loss for the year	$(5,429,521)	$–	$(5,429,521)
Preferred stock dividends	$(307,188)	$(76,982)	$(384,170)
Net loss attributable to common shareholders	$(5,736,709)	$(76,982)	$(5,813,691)
Basic and diluted earnings (loss) per share for continuing operations	$(994)	$(5)	$(999)

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

	Impact of correction of error
Three months ended March 31, 2023	As previously reported	Adjustments	As restated

Net loss for the period	$(15,991)	$–	$(15,991)
Preferred stock dividends	$(336,811)	$(8,136)	$(344,947)
Net loss attributable to common shareholders	$(352,802)	$(8,136)	$(360,938)
Basic and diluted earnings (loss) per share for continuing operations	$(30)	$(1)	$(31)

	Impact of correction of error
Three months ended June 30, 2023	As previously reported	Adjustments	As restated

Net income for the period	$816,078	$–	$816,078
Preferred stock dividends	$(125,744)	$(8,227)	$(133,971)
Net income attributable to common shareholders	$690,334	$(8,227)	$682,107
Basic earnings per share for continuing operations	$56	$(1)	$55
Diluted earnings per share for continuing operations	$(21)	$26	$5

	Impact of correction of error
Six months ended June 30, 2023	As previously reported	Adjustments	As restated

Net income for the period	$800,087	$–	$800,087
Preferred stock dividends	$(462,555)	$(16,363)	$(478,918)
Net income attributable to common shareholders	$337,532	$(16,363)	$321,169
Basic earnings per share for continuing operations	$28	$(1)	$27
Diluted earnings per share for continuing operations	$(16)	$20	$4

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

	Impact of correction of error
Three months ended September 30, 2023	As previously reported	Adjustments	As restated

Net income for the period	$1,981,520	$–	$1,981,520
Preferred stock dividends	$(142,829)	$(8,317)	$(151,146)
Net income attributable to common shareholders	$1,838,691	$(8,317)	$1,830,374
Basic earnings per share for continuing operations	$137	$(1)	$136
Diluted earnings per share for continuing operations	$1	$1	$2

	Impact of correction of error
Nine months ended September 30, 2023	As previously reported	Adjustments	As restated

Net income for the year	$2,781,608	$–	$2,781,608
Preferred stock dividends	$(605,384)	$(24,681)	$(630,065)
Net income attributable to common shareholders	$2,176,224	$(24,681)	$2,151,543
Basic earnings per share for continuing operations	$167	$(2)	$165
Diluted earnings per share for continuing operations	$2	$1	$3

Revision of Financial Statements

During the preparation of the financial statements for the year ended December 31, 2023, the Company found that the results of the settlement agreement with Red Rock Travel Group (“Red Rock”) were incorrectly reflected on the consolidated statement of stockholders’ equity (deficiency) as of December 31, 2022. The Company determined that these errors were immaterial to the previously issued consolidated financial statements, and as such no restatement was necessary. The revisions discussed below were made to the December 31, 2022 balance sheet and statement of stockholders’ equity (deficiency).

As a result of the settlement agreement with Red Rock on July 29, 2022, the Company reduced 35,000,000 shares of common shares on the consolidated financial statements as of December 31, 2022. The certificate of the common stock for 35,000,000 shares (0.047 shares after 10,000:1 and 75,000:1 reverse split) which were originally issued on February 24, 2020 was returned as part of the 2022 agreement with Red Rock and 0.047 common shares were cancelled, which were equivalent to 35,000,000 shares before the 10,000:1 and 75,000:1 reverse split on May 12, 2020 and January 9, 2024, respectively. Consequently, the December 31, 2022 financial statements as originally reported were understated by 34,996,500 common shares. The impact of the correction is reflected in the $35,097 increase to common stock and decrease the same amount to additional paid-in-capital on the consolidated statement of stockholders’ equity. The adjustment had no impact on earnings per share for any 2022 period.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2023	2022
Accounts payable	$720,774	$342,331
Accrued credit cards	26,645	6,994
Accrued liability for collections of previously factored receivables	1,247,772	776,414
Accrued property taxes	5,346	6,732
Accrued professional fees	29,122	573,040
Accrued payroll	17,472	–
Accrue expense - other	–	363
Accrued expense - dividend payable	–	210,046
Total	$2,047,131	$1,915,920

The Company is delinquent paying certain property taxes. As of December 31, 2023 and 2022, the balance for these property taxes, was $5,346 and $6,732, respectively.

4.	PLANT AND EQUIPMENT, NET

Property and equipment as of December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
Medical equipment	$96,532	$96,532
Computer Equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	20,212
Leasehold Improvement	15,950	15,950
Total	136,750	141,883
Less: accumulated depreciation	(102,089)	(86,444)
Property and equipment, net	$34,661	$55,439

For the years ended December 31, 2023 and 2022, depreciation expense was $20,777 and $23,132, respectively.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

5.	LAND

As of December 31, 2023 and 2022, the Company had 27 acres of land of approximately $540,000. The land is currently vacant and is expected to be developed into a residential community.

6.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 due from the previous owners as of December 31, 2023 and 2022.

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of December 31, 2023 and 2022, the Company owed the Chairman $120,997 and $123,192, respectively.

See also Note 8 and the disclosure regarding Note 41.

See also Note 13 for compensation paid to employees of the Company.

7.	NOTES AND LOANS PAYABLE

Notes payable at December 31, 2023 and 2022, respectively, are summarized as follows:

	December 31,
	2023	2022
Notes and loans payable	$2,280,743	$155,598
Less current portion	(2,136,077)	(15,809)
Long-term portion	$144,666	$139,789

Long-term debt matures as follows:

Amount
2024	$2,136,077
2025	4,989
2026	4,989
2027	4,989
2028	4,989
Thereafter	124,710
Total	$2,280,743

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at December 31, 2023 and 2022. The accrued interest of the debenture was $7,547 and $6,229 at December 31, 2023 and 2022, respectively. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The principal balance and accrued interest at December 31, 2023 was $149,655 and $956, respectively, and principal and accrued interest at December 31, 2022 was $144,609 and $5,723, respectively.

Line of Credit

On September 29, 2023, the Company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. As of December 31, 2023, the Company had $2,120,100 outstanding balance against the revolving receivable line of credit. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025.

8.	CONVERTIBLE NOTES PAYABLE

As of December 31, 2023 and 2022, the Company had convertible debt outstanding net of amortized debt discount of $3,807,030 and $3,515,752, respectively. During the year ending December 31, 2023, the Company received net proceeds of $421,375 from convertible notes, repaid $175,000 and wrote off $12,406 to convertible noteholders. During the year ending December 31, 2022, the Company received proceeds of $1,490,706 from convertible notes and repaid $5,908 to convertible noteholders. There are debt discounts associated with the convertible debt of $24,820 and $46,797 at December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, the Company recorded amortization of debt discounts of $136,518 and $253,823, respectively.

During the year ended December 31, 2023, the Company converted $87,460 of convertible debt, $112,429 in accrued interest and $3,000 in conversion cost into 13,068 shares of the Company’s common stock. The Company recognized $777,217 of additional paid-in capital to adjust fair value for the debt settlement during the year ended December 31, 2023. The Company had no convertible debt conversions during the year ended December 31, 2022.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Convertible notes as of December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
Convertible notes payable	$3,831,850	$3,562,550
Discounts on convertible notes payable	(24,820)	(46,797)
Total convertible debt less debt discount	3,807,030	3,515,752
Current portion	3,807,030	3,515,752
Long-term portion	$–	$–

The following is a schedule of convertible notes payable as of and for the year ended December 31, 2023.

Note #	Issuance	Maturity	Principal Balance 12/31/22	New Loan	Principal Conversions	Cash Paydown	Shares Issued Upon Conversion	Principal Balance 12/31/23	Accrued Interest on Convertible Debt at 12/31/22	Interest Expense On Convertible Debt For the Period Ended 12/31/23	Accrued Interest on Convertible Debt at 12/31/23	Unamortized Debt Discount At 12/31/23
7-1	10/28/2016	10/28/2017	10,000	$–	$(10,000)	$–	312	$–	$2,263	$–	$–	$–
9	09/12/2016	09/12/2017	50,080	–	–	–	1,672	50,080	14,157	9,181	5,581	–
10	01/24/2017	01/24/2018	55,000	–	–	–	–	55,000	69,876	11,000	80,875	–
10-1	02/10/2023	02/10/2024	–	50,000	–	–	–	50,000	–	6,658	6,658	–
10-2	03/30/2023	03/30/2024	–	25,000	–	–	–	25,000	–	2,836	2,836	–
10-3	08/11/2023	08/11/2024	–	25,000	–	–	–	25,000	–	1,469	1,469	–
29-2	11/08/2019	11/08/2020	36,604	–	–	–	2,867	36,604	20,160	2,849	10,109	–
31	08/28/2019	08/28/2020	–	–	–	–	–	–	8,385	–	8,385	–
37-1	09/03/2020	06/30/2021	113,667	–	–	–	–	113,667	28,756	19,507	64,929	–
37-2	11/02/2020	08/31/2021	113,167	–	–	–	–	113,167	27,510	19,417	63,594	–
37-3	12/29/2020	09/30/2021	113,166	–	–	–	–	113,166	26,474	19,417	62,558	–
38	02/09/2021	02/09/2022	96,000	–	(77,460)	(18,540)	2,950	–	27,939	7,242	–	–
39	04/26/2021	04/26/2022	168,866	–	–	(168,866)	–	–	39,684	27,787	–	–
40-1	09/22/2022	09/22/2024	2,600,000	–	–	–	5,267	2,600,000	71,233	261,333	252,665	–
40-2	11/04/2022	09/22/2024	68,666	–	–	–	–	68,667	1,072	6,867	7,939	–
40-3	11/28/2022	09/22/2024	68,667	–	–	–	–	68,667	620	6,886	7,506	–
40-4	12/21/2022	09/22/2024	68,667	–	–	–	–	68,667	187	6,867	7,054	–
40-5	01/24/2023	03/21/2024	–	90,166	–	–	–	90,166	–	8,284	8,284	–
40-6	03/21/2023	09/22/2024	–	139,166	–	–	–	139,166	–	10,671	10,671	–
40-7	06/05/2023	06/05/2024	–	139,166	–	–	–	139,166	–	7,826	7,826	15,671
40-8	06/13/2023	06/13/2024	–	21,167	–	–	–	21,167	–	1,127	1,127	2,321
40-9	07/19/2023	07/19/2024	–	35,500	–	–	–	35,500	–	1,605	1,605	4,863
40-10	07/24/2023	07/24/2024	–	14,000	–	–	–	14,000	–	614	614	1,965
41	08/25/2023	08/25/2024	–	5,000	–	–	–	5,000	–	175	175	–
			3,562,550	$544,165	$(87,460)	$(187,406)	13,068	$3,831,850	$338,316	$439,618	$612,460	$24,820

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 7-1

On October 28, 2016, the Company issued a convertible promissory note in the principal amount of $50,000, which matured on October 28, 2017. Note 7-1 was fully converted into common shares and there was no outstanding balance as of December 31, 2023.

Note 9

On September 12, 2016, the Company issued a convertible promissory note in the principal of $80,000 for services rendered, which matured on September 12, 2017. Note 9 is currently in default and accrues at a default interest rate of 20% per annum.

Note 10, 10-1, 10-2 and 10-3

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

Note 29-2

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

Note 31

On August 28, 2019, the Company issued a convertible promissory note in the principal amount of $120,000, which matured on August 28, 2020. Note 31 is currently in default and accrues interest at a default interest rate of 24% per annum. There was no outstanding principal balance as of December 31, 2023.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 38

On February 9, 2021, the Company issued a convertible promissory note in the principal amount $103,500, which matured on February 9, 2022. Note 38 was converted into common shares and the remaining balance was paid in cash. There was no outstanding balance on Note 38 as of December 31, 2023.

Note 39

On April 26, 2021, the Company issued a convertible promissory note in the principal amount $153,500, which matured on May 10, 2022. Note 39 was paid in cash and there was no outstanding balance as of December 31, 2023.

Notes 40-1, 40-2, 40-3, 40-4, 40-5, 40-6, 40-7, 40-8, 40-9 and 40-10

On September 22, 2022, the Company issued a convertible promissory note in the principal amount of $2,600,000 in exchange for total of $4,791,099 of defaulted promissory notes balances (Note 40-1). On November 4, 2022, the Company executed a second tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-2). On November 28, 2022, the Company executed the third tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-3). On December 21, 2022, the Company executed a fourth tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-4). On January 24, 2023, the Company executed a fifth tranche under this note in the principal amount of $90,166, less an original issue discount and fee of $25,166 (Note 40-5). On March 21, 2023, the Company executed a sixth tranche under this note in the principal amount of $136,666, less an original issue discount and fee of $39,166 (Note 40-6). On June 5, 2023, the Company executed a seventh tranche under this note in the principal amount of $136,667, less original issue discount and fee of $39,167 (Note 40-7). On June 13, 2023, the Company executed an eighth tranche under this note in the principal amount of $21,167, less original issue discount and fee of $5,167 (Note 40-8). On July 19, 2023, the Company executed a ninth tranche under this note in the principal amount of $35,500, less an original issue discount and fee of $8,875 (Note 40-9). On July 24, 2023, the Company executed a tenth tranche under this note in the principal amount of $14,000, less an original issue discount and fee of $3,500 (Note 40-10). On December 1, 2023, the Company executed amendment on Notes series 40 consolidated senior secured convertible promissory note to extend the expired tranche note 40-1 through 40-5’ due date to September 20, 2024. All of the Note 40 tranches mature in one year from the note issuance date and accrue interest at a rate of 10% per annum.

Note 41

On August 25, 2023, the Company issued a twelve-month convertible promissory note in the principal amount of $5,000 to the Company’s CEO for the Company’s operating expenses. The rate of interest is 10% per annum.

9.	CAPITAL STOCK

Preferred Stock

The Company has designated multiple series of preferred stock, including 2 shares of series A preferred stock, 3,000,000 shares of series B preferred stock, 500 shares of series C preferred stock, 1,000,000 shares of series E preferred stock, 50,000 shares of series F-1 preferred stock, 15,000,000 shares of series I preferred stock, 2,000,000 shares of series J preferred stock, 400,000 shares of series L preferred stock, 3,000,000 shares of series N senior convertible preferred stock, 5,000 shares of series R convertible preferred stock and 5,000,000 shares of series X senior convertible preferred stock.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The following is a description of the rights and preferences of each series of preferred stock.

Redeemable Preferred Stock

The Company recognized the series N senior convertible preferred stock, series R convertible preferred stock and series X senior convertible preferred stock as mezzanine equity in accordance with ASC 480, “Distinguishing Liabilities from Equity”.

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

Dividend Rights. Holders of series N senior convertible preferred stock are entitled to dividends at a rate per annum of 12.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series N senior convertible preferred stock), such rate shall increase by 8% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common stock at the Company’s discretion. Dividends payable in common stock shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common stock on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date. At December 31, 2023, cumulative dividends on Series N Preferred Stock were $766,437.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Conversion Rights. Each shares of series N senior convertible preferred stock, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock determined by dividing the stated value ($4.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by a conversion price of $900 per share (subject to standard adjustments in the event of any stock splits, stock combinations, stock reclassifications, dividends paid in common stock, sales of substantially all assets, mergers, consolidations or similar transactions); provided that in no event shall the holder of any series N senior convertible preferred stock be entitled to convert any number of shares that upon conversion the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates and (ii) the number of shares of common stock issuable upon the conversion of the series N senior convertible preferred stock with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common stock. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

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

Series R Convertible Preferred Stock

Ranking. The series R convertible preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock, series B preferred stock, series C preferred stock, series E preferred stock, series F-1 preferred stock, series I preferred stock, series J preferred stock, series L preferred stock and to each other class or series that is not expressly made senior to or on parity with the series R convertible preferred stock; (ii) on parity with each class or series that is not expressly subordinated or made senior to the series R convertible preferred stock; and (iii) junior to the series N senior convertible preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series R convertible preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

Dividend Rights. The holders of series R convertible preferred stock are entitled to receive cumulative dividends in the amount of twelve percent (12%) per annum, payable quarterly. In addition, holders of series R convertible preferred stock are entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. Any dividends that are not paid when due shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18% per annum or the lesser rate permitted by applicable law which shall accrue and compound daily from the missed payment date through and including the date of actual payment in full. At December 31, 2023, cumulative dividends on Series R Preferred Stock were $109,980.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of series R convertible preferred stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the stated value ($1,200), plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing, for each share of series R convertible preferred stock before any distribution or payment shall be made to the holders of any junior securities.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Voting Rights. The holders of series R convertible preferred stock will vote together with the common stock on an as-converted basis. However, as long as any shares of series R convertible preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the series R convertible preferred stock, directly and/or indirectly (i) alter or change adversely the powers, preferences or rights given to the series R convertible preferred stock or alter or amend the certificate of designation, (ii) authorize or create any class of stock ranking as to redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the series R convertible preferred stock, or authorize or create any class of stock ranking as to dividends senior to, or otherwise pari passu with, the series R convertible preferred stock, (iii) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the series R convertible preferred stock, (iv) increase the number of authorized shares of series R convertible preferred stock, or (v) enter into any agreement with respect to any of the foregoing.

Conversion Rights. Each shares of series R convertible preferred stock shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock determined by dividing the stated value ($1,200 per share) by a conversion price equal to the lower of (i) $75.0 and (ii) the lowest daily VWAP during the twenty (20) trading days immediately prior to the applicable conversion date. Notwithstanding the foregoing, the Company shall not effect any conversion of the series R convertible preferred stock, and a holder shall not have the right to convert any portion of the series R convertible preferred stock, to the extent that, after giving effect to the conversion, such holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own in excess of 4.99% of the then outstanding common stock. The conversion price is subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock, as well as for mergers, business combinations and certain other fundamental transactions. In addition, subject to certain exceptions, upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), the holder may elect, in its sole discretion, to exchange (in lieu of conversion), if applicable, all or some of the shares of series R convertible preferred stock then held for any securities or units issued in a Subsequent Financing on a $1.00 for $1.00 basis.

Participation Rights. Subject to certain exceptions, upon a Subsequent Financing, a holder of at least 100 shares of series R convertible preferred stock shall have the right to participate in up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

Company Redemption Rights. The Company has the right to redeem all (but not less than all), shares of the series R convertible preferred stock issued and outstanding at any time upon three (3) business days’ notice, at a redemption price per share equal to the product of (i) the Premium Rate multiplied by (ii) the sum of (x) the stated value ($1,200), (y) all accrued but unpaid dividends, and (z) all other amounts due to the holder. “Premium Rate” means (a) 1.1 if all of the series R convertible preferred stock is redeemed within ninety (90) calendar days from the issuance date thereof; (b) 1.2 if all of the series R convertible preferred stock is redeemed after ninety (90) calendar days and within one hundred twenty (120) calendar days from the issuance date thereof; (c) 1.3 if all of the series R convertible preferred stock is redeemed after one hundred twenty (120) calendar days and within one hundred eighty (180) calendar days from the issuance date thereof; and (iv) 1.0 if all of the series R convertible preferred stock is redeemed after one hundred eighty (180) calendar days.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Redemption Upon Triggering Events. Upon the occurrence of a Triggering Event (as defined below), each holder of series R convertible preferred stock shall (in addition to all other rights it may have) have the right, exercisable at the sole option of such holder, to require the Company to (A) redeem all of the series R convertible preferred stock then held by such holder for a redemption price, in cash, equal to the Triggering Redemption Amount (as defined below), or (B) at the option of each holder either (i) redeem all of the series R convertible preferred stock then held by such holder though the issuance to such holder of such number of shares of common stock equal to the quotient of (x) the Triggering Redemption Amount, divided by (y) the lowest of (1) the conversion price, and (2) 75% of the average of the 10 VWAPs immediately prior to the date of election, or (ii) increase the dividend rate on all of the outstanding series R convertible preferred stock held by such holder retroactively to the initial issuance date to 18% per annum thereafter. “Triggering Redemption Amount” means, for each share of series R convertible preferred stock, the sum of (a) the greater of (i) 130% of the stated value and (ii) the product of (y) the VWAP on the trading day immediately preceding the date of the Triggering Event, multiplied by (z) the stated value divided by the then applicable conversion price, (b) all accrued but unpaid dividends thereon and (c) all liquidated damages, late fees and other costs, expenses or amounts due in respect of the series R convertible preferred stock including, but not limited to legal fees and expenses of legal counsel to the holder in connection with, related to and/or arising out of a Triggering Event. A “Triggering Event” means any of the following events (whatever the reason for such event and whether such event shall be voluntary or involuntary or effected by operation of law or pursuant to any judgment, decree or order of any court, or any order, rule or regulation of any administrative or governmental body):

•	the Company shall fail to deliver the shares of common stock issuable upon a conversion prior to the fifth (5th) trading day after such shares are required to be delivered, or the Company shall provide written notice to any holder, including by way of public announcement, at any time, of its intention not to comply with requests for conversion of any shares of series R convertible preferred stock in accordance with the terms of the certificate of designation;

•	the Company shall fail for any reason to pay in full the amount of cash due pursuant to a Buy-In (as defined in the certificate of designation) within five (5) trading days after notice therefor is delivered;

•	the Company shall fail to have available a sufficient number of authorized and unreserved shares of common stock to issue to such holder upon a conversion;

•	unless specifically addressed elsewhere in the certificate of designation as a Triggering Event, the Company shall fail to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach of the Transaction Documents (as defined in the certificate of designation), and such failure or breach shall not, if subject to the possibility of a cure by the Company, have been cured within five (5) calendar days after the date on which written notice of such failure or breach shall have been delivered;

•	the Company shall redeem junior securities or pari passu securities;

•	the Company shall be party to a Change of Control Transaction (as defined in the certificate of designation);

•	there shall have occurred a Bankruptcy Event (as defined in the certificate of designation);

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

•	any monetary judgment, writ or similar final process shall be entered or filed against the Company, any subsidiary or any of their respective property or other assets for more than $50,000 (provided that amounts covered by the Company’s insurance policies are not counted toward this $50,000 threshold), and such judgment, writ or similar final process shall remain unvacated, unbonded or unstayed for a period of thirty (30) trading days;

•	the electronic transfer by the Company of shares of common stock through the Depository Trust Company or another established clearing corporation once established subsequent to the date of the certificate of designation is no longer available or is subject to a ‘freeze” and/or “chill;” or

•	any “Event of Default,” as defined in the Purchase Agreement (as defined in the certificate of designation).

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

Dividend Rights. Holders of series X senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series X senior convertible preferred stock), such rate shall increase by 5% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date. At December 31, 2023, cumulative dividends on Series X Preferred Stock were $190,685.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Non-redeemable Preferred Stock

Series A Preferred Stock

Ranking. The series A preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock and each other class or series that is not expressly made senior to or on parity with the series A preferred stock; (ii) on parity with each class or series that is not expressly subordinated or made senior to the series A preferred stock; and (iii) junior to the series B preferred stock, series C preferred stock, series E preferred stock, series F-1 preferred stock, series I preferred stock, series J preferred stock, series L preferred stock, series N senior convertible preferred stock, series R convertible preferred stock, series X senior convertible preferred stock and each other series of preferred stock and each class or series that is expressly made senior to the series A preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Series B Preferred Stock

Ranking. The series B preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock and to each other class or series that is not expressly made senior to or on parity with the series B preferred stock; (ii) on parity with the series C preferred stock, series E preferred stock, series F-1 preferred stock, series J preferred stock, series L preferred stock and each other class or series that is not expressly subordinated or made senior to the series B preferred stock; and (iii) junior to the series I preferred stock, series N senior convertible preferred stock, series R convertible preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series B preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Conversion Rights. Each share of series B preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined as follows: (i) if the closing market price of the common stock on the principal trading market on which the common stock is then traded or quoted is less than $4.00 per share, then each share of series B preferred stock shall be convertible into a number of shares of common stock equal to two (2) times the stated value ($4.00 per share), divided by such closing market price on the date of conversion; or (ii) if such closing market price is equal to or greater than $4.00 per share, then each share of series B preferred stock shall be convertible into two (2) shares of common stock. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series B preferred stock, voting together as a single class, each share of series B preferred stock shall be automatically converted into such number of shares of common stock as is determined in accordance with the provisions above. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock reclassifications and similar events (but not for reverse stock splits).

Redemption Rights. Holders of series B preferred stock do not have any redemption rights.

Series C Preferred Stock

Ranking. The series C preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock and to each other class or series that is not expressly made senior to or on parity with the series C preferred stock; (ii) on parity with the series B preferred stock, series E preferred stock, series F-1 preferred stock, series J preferred stock, series L preferred stock and each other class or series that is not expressly subordinated or made senior to the series C preferred stock; and (iii) junior to the series I preferred stock, series N senior convertible preferred stock, series R convertible preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series C preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Conversion Rights. Each share of series C preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $0.00004. In addition, on the date on which the shares of common stock are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier) (a “Listing Event”), all outstanding shares of series C preferred stock shall be automatically converted into such number of shares of common stock as is determined by dividing $50,000 by the highest traded or closing price on such date, which such shares of common stock shall be issued pro rata among the holders of the outstanding series C preferred stock. Finally, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series C preferred stock, voting together as a single class, each share of series C preferred stock shall be automatically converted into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $0.00004. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock reclassifications and similar events (but not for reverse stock splits).

Redemption Rights. If there is a Listing Event, the Company shall have the right (but not the obligation) to redeem shares of series C preferred stock at a price per share of $50,000.

Series E Preferred Stock

Ranking. The series E preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock and to each other class or series that is not expressly made senior to or on parity with the series E preferred stock; (ii) on parity with the series B preferred stock, series C preferred stock, series F-1 preferred stock, series J preferred stock, series L preferred stock and each other class or series that is not expressly subordinated or made senior to the series E preferred stock; and (iii) junior to the series I preferred stock, series N senior convertible preferred stock, series R convertible preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series E preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Conversion Rights. Each share of series E preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined as follows: (i) if the closing market price of the common stock on the principal trading market on which the common stock is then traded or quoted is less than $4.00 per share, then each share of series E preferred stock shall be convertible into a number of shares of common stock equal to two (2) times the stated value ($4.00 per share), divided by such closing market price on the date of conversion; or (ii) if such closing market price is equal to or greater than $4.00 per share, then each share of series E preferred stock shall be convertible into two (2) shares of common stock. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series E preferred stock, voting together as a single class, each share of series E preferred stock shall be automatically converted into such number of shares of common stock as is determined in accordance with the provisions above. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock reclassifications and similar events (but not for reverse stock splits).

Series F-1 Preferred Stock

Ranking. The series F-1 preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock and to each other class or series that is not expressly made senior to or on parity with the series F-1 preferred stock; (ii) on parity with the series B preferred stock, series C preferred stock, series E preferred stock, series J preferred stock, series L preferred stock and each other class or series that is not expressly subordinated or made senior to the series F-1 preferred stock; and (iii) junior to the series I preferred stock, series N senior convertible preferred stock, series R convertible preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series F-1 preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Conversion Rights. Each share of series F-1 preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined as follows: (i) if the closing market price of the common stock on the principal trading market on which the common stock is then traded or quoted is less than $4.00 per share, then each share of series F-1 preferred stock shall be convertible into a number of shares of common stock equal to two (2) times the stated value ($4.00 per share), divided by such closing market price on the date of conversion; or (ii) if such closing market price is equal to or greater than $4.00 per share, then each share of series F-1 preferred stock shall be convertible into two (2) shares of common stock. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series F-1 preferred stock, voting together as a single class, each share of series F-1 preferred stock shall be automatically converted into such number of shares of common stock as is determined in accordance with the provisions above. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock reclassifications and similar events (but not for reverse stock splits).

Redemption Rights. Holders of series F-1 preferred stock do not have any redemption rights.

Series I Preferred Stock

Ranking. The series I preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock, series B preferred stock, series C preferred stock, series E preferred stock, series F-1 preferred stock, series J preferred stock, series L preferred stock and to each other class or series that is not expressly made senior to or on parity with the series I preferred stock; (ii) on parity with each class or series that is not expressly subordinated or made senior to the series I preferred stock; and (iii) junior to the series N senior convertible preferred stock, series R convertible preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series I preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Conversion Rights. Each share of series I preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined as follows: (i) if the closing market price of the common stock on the principal trading market on which the common stock is then traded or quoted is less than $4.00 per share, then each share of series I preferred stock shall be convertible into a number of shares of common stock equal to two (2) times the stated value ($4.00 per share), divided by such closing market price on the date of conversion; or (ii) if such closing market price is equal to or greater than $4.00 per share, then each share of series I preferred stock shall be convertible into two (2) shares of common stock. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $10,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series I preferred stock, voting together as a single class, each share of series I preferred stock shall be automatically converted into such number of shares of common stock as is determined in accordance with the provisions above. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock reclassifications and similar events (but not for reverse stock splits).

Redemption Rights. Holders of series I preferred stock do not have any redemption rights.

Series J Preferred Stock

Ranking. The series J preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock and to each other class or series that is not expressly made senior to or on parity with the series J preferred stock; (ii) on parity with the series B preferred stock, series C preferred stock, series E preferred stock, series F-1 preferred stock, series L preferred stock and each other class or series that is not expressly subordinated or made senior to the series J preferred stock; and (iii) junior to the series I preferred stock, series N senior convertible preferred stock, series R convertible preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series J preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Conversion Rights. Each share of series J preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined as follows: (i) if the closing market price of the common stock on the principal trading market on which the common stock is then traded or quoted is less than $4.00 per share, then each share of series J preferred stock shall be convertible into a number of shares of common stock equal to two (2) times the stated value ($4.00 per share), divided by such closing market price on the date of conversion; or (ii) if such closing market price is equal to or greater than $4.00 per share, then each share of series J preferred stock shall be convertible into two (2) shares of common stock. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series J preferred stock, voting together as a single class, each share of series J preferred stock shall be automatically converted into such number of shares of common stock as is determined in accordance with the provisions above. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock reclassifications and similar events (but not for reverse stock splits).

Redemption Rights. Holders of series J preferred stock do not have any redemption rights.

Series L Preferred Stock

Ranking. The series L preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock and to each other class or series that is not expressly made senior to or on parity with the series L preferred stock; (ii) on parity with the series B preferred stock, series C preferred stock, series E preferred stock, series F-1 preferred stock, series J preferred stock and each other class or series that is not expressly subordinated or made senior to the series L preferred stock; and (iii) junior to the series I preferred stock, series N senior convertible preferred stock, series R convertible preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series L preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Conversion Rights. Each share of series L preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined as follows: (i) if the closing market price of the common stock on the principal trading market on which the common stock is then traded or quoted is less than $4.00 per share, then each share of series L preferred stock shall be convertible into a number of shares of common stock equal to two (2) times the stated value ($4.00 per share), divided by such closing market price on the date of conversion; or (ii) if such closing market price is equal to or greater than $4.00 per share, then each share of series L preferred stock shall be convertible into two (2) shares of common stock. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series L preferred stock, voting together as a single class, each share of series L preferred stock shall be automatically converted into such number of shares of common stock as is determined in accordance with the provisions above. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock reclassifications and similar events (but not for reverse stock splits).

Redemption Rights. Holders of series L preferred stock do not have any redemption rights.

Preferred Stock Transactions

During the year ended December 31, 2023, the Company executed the following transactions:

•	On May 25, 2023, the Company issued 3,150 shares of series B preferred stock to Zia Choe, Chief Accounting Officer, for $25,000.

•	On July 24, 2023, the Company issued 5,000 shares of series E preferred stock as compensation for the property manager of Edge View in exchange for a bonus of $5,000.

During the year ended December 31, 2022, the Company executed the following transactions:

•	In the second quarter of 2022, 37,500 shares of series D preferred stock were cancelled and exchanged for 37,500 shares of series B preferred stock and 37,500 shares of series H preferred stock were cancelled and exchanged for 37,500 shares of series B preferred stock.

•	On September 7, 2022, the Company issued 818,750 shares of series J preferred stock in connection with the acquisition of Nova.

•	On September 12, 2022, the Company issued 375,000 shares of series X senior convertible preferred stock for $1,500,000. See Note 9 for further discussion.

•	On October 10, 2022, the Chief Operating Officer received 18,750 shares of series B preferred stock in exchange for the settlement of employment at the fair value of $1 per share.

•	On October 31, 2022, the Company entered into a buyback agreement, pursuant to which the managers of AHI purchased back AHI and returned 175,045 shares of series F preferred stock issued to them, which were remitted to treasury, in exchange for 67,500 shares of series B preferred stock. There was a loss on disposal in the amount of $217,769 which represented net assets and liabilities at the time of sale back.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

•	On November 11, 2022, the Company issued 15,000 shares of series B preferred stock to a third party in exchange for $15,000 at the fair value of $1 per share.

•	On December 15, 2022, the Company issued 10,000 shares of series B preferred stock to a third party in exchange for $10,000 at the fair value of $1 per share.

Common Stock

During the year ended December 31, 2023, the Company issued 13,068 shares of common stock upon the conversion of certain convertible notes.

During the year ended December 31, 2022, as part of the Red Rock settlement, the Company issued 8,782 shares of common stock. The settlement also required the previous owners to relinquish 3,500 shares of common stock before a 1 for 75,000 reverse split resulting in a gain to the Company of $35,097. The Red Rock settlement also required the previous owners to relinquish warrants for 25,000 shares of common stock. See also Note 10.

10.	WARRANTS

The table below sets forth warrant activity during the years ended December 31, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2023	3,141	$0.015
Granted	–	–
Exercised	–	–
Expired	(1)	0.0146
Balance at December 31, 2023	3,140	0.015
Warrants Exercisable at December 31, 2023	3,140	$0.015

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2022	3,259	$0.02
Granted	–	–
Exercised	–	–
Expired	(118)	0.146
Balance at December 31, 2022	3,141	0.015
Warrants Exercisable at December 31, 2022	3,141	$0.015

As a result of the settlement agreement with Red Rock on July 29, 2022, the Company required the previous owners to relinquish warrants for 25,000 shares of common stock. The warrants were returned and cancelled during the second quarter of 2023. There was no impact on the consolidated financial statements as of December 31, 2022.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

11.	DISCONTINUED OPERATIONS

Platinum Tax

On November 10, 2023, the Company sold Platinum Tax, which was a full-service tax resolution firm located in Los Angeles, California. Through this subsidiary the Company provided fee-based tax resolution services to individuals and companies that have federal and state tax liabilities by assisting clients to settle outstanding tax debts. As part of the Asset Purchase Agreement between us and the purchaser, the assets that were purchased included substantially all assets, rights, interests, and licenses except for banks accounts in place prior to the sale for the purchase consideration of 15% of cash collected by the purchaser within one year following the sale date.

The Company and the managers of AHI entered into a resignation, release and buyback agreement and addendum, effective October 31, 2022, pursuant to which the managers purchased AHI in exchange for returning 175,045 shares of series F preferred stock. There was a loss on disposal in the amount of $217,769 on October 31, 2022, which represented net assets and liabilities at the time of sale back.

	December 31,
Net liabilities of discontinued operations	2023	2022
Cash	$342	$7,717
Accounts receivable	300	860
Accounts payable and accrued expenses	238,285	159,700
Net liabilities of discontinued operations	$(237,643)	$(151,123)

	Year Ended December 31,
Gain (Loss) from discontinued operations	2023	2022
Revenue	$307,366	$1,438,294
Cost of sales	(59,453)	(462,556)
Selling, general and administrative expenses	(332,005)	(1,094,121)
Interest expense	(2,428)	(44,027)
Impairment of Goodwill	–	(2,092,048)
Loss on divestiture of subsidiary	–	(217,769)
Gain no change in estimate	–	(4,474)
Gain on reversal of Red Rock liability	–	510,418
Loss on settlement	–	(212,600)
Loss from discontinued operations	$(86,520)	$(2,178,883)

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

12.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the year ended December 31, 2023, the Company determined there to be no impairment, and during the year ended December 31, 2022, the Company recognized goodwill impairment in the amount of $2,092,048, which was recorded to its former financial services segment now reflected in discontinued operations. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

The Company leases ten medical facilities and one vehicle as operating leases as of December 31, 2023. The Company recorded operating lease expenses of $291,040 and $301,321 for the years ended December 31, 2023 and 2022, respectively.

The Company has operating leases with future commitments as follows:

Amount
2024	$157,669
2025	95,774
2026	23,282
Total	$276,725

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The following table summarizes supplemental information about the Company’s leases:

Weighted-average remaining lease term	1.9 years
Weighted-average discount rate	4.73%

Employees

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chief Executive Officer based on his employment agreement since July 1, 2020, of which currently 50% is paid in cash and 50% is accrued. The total outstanding accrued compensation as of December 31, 2023 and 2022 were $2,365,500 and $1,870,500, respectively.

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chairman of the Board based on his employment agreement since July 1, 2020, of which currently 50% is paid in cash and 50% is accrued. The total outstanding accrued compensation as of December 31, 2023 and December 31, 2022 were $2,350,500 and $1,863,000, respectively.

The Company agreed to pay $156,000 per year to the previous Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of December 31, 2023 and December 31, 2022 was $17,057 and $17,057, respectively.

The Company entered into a management agreement effective May 31, 2021 for compensation to the principals of Nova in the form of an annual base salaries of $372,000 to one of the three doctors, $450,000 to the second, and $372,000 to the third doctor. Collectively, as a group, such principals will receive an annual cash bonus and stock equity set forth below, which will be conditioned upon the Company achieving 100% of the annual objectives of financial performance goals as set forth below. For the year ended December 31, 2023 the Company recorded $0 in annual cash bonus as financial performance objectives were not achieved.

Year	Minimum Annual Nova EBITDA	Cash Annual Bonus	Series J Preferred Stock
2021	$2.0M	$120,000	120,000 Shares
2022	$2.4M	$150,000	135,000 Shares
2023	$3.7M	$210,000	150,000 Shares
2024	$5.5M	$300,000	180,000 Shares
2025	$8.0M	$420,000	210,000 Shares

14.	LEGAL PROCEEDINGS

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

15.	INCOME TAXES

At December 31, 2023, the Company had federal and state net operating loss carry forwards of approximately $24 million that expire in various years through the year 2039. Due to carryforwards of past net operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2023 and 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2023 and 2022 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $5,291,000 and $5,991,000, respectively, less a valuation allowance in the amount of approximately $5,291,000 and $5,991,000, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in both 2023 and 2022. The valuation allowance decreased by approximately $0.7 million from the year ended December 31, 2022.

The Company’s total deferred tax asset as of December 31, 2023 and 2022 is as follows:

	2023	2022
Deferred tax assets	$5,291,000	$5,991,000
Valuation allowance	(5,291,000)	(5,991,000)
Net deferred tax asset	$–	$–

16.	SEGMENT REPORTING

As of December 31, 2023, the Company had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

(1)	Healthcare (Nova)
(2)	Real Estate (Edge View)

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Management uses numerous tools and methods to evaluate and measure of its subsidiaries’ success. To help succeed, management retains the prior owners of the subsidiaries and allow them to do what they do best is run the business. Additionally, management monitors key metrics primarily revenues and net income from operations.

	As of December 31,
Asset:	2023	2022
Healthcare	$18,955,991	$12,692,531
Real Estate	587,456	592,557
Others	1,202,364	59,691
Consolidated assets	$20,745,811	$13,344,780

	Years Ended December 31,
	2023	2022
Revenues:
Healthcare	$11,853,266	$10,693,196
Real Estate	–	–
Consolidated revenues	$11,853,266	$10,693,196

Cost of Sales:
Healthcare	$3,560,624	$4,060,034
Real Estate	–	–
Consolidated cost of sales	$3,560,624	$4,060,034

Income from operations from subsidiaries
Healthcare	$7,300,849	$5,845,052
Real Estate	(3,716)	(19,345)
Income from operations from subsidiaries	$7,297,133	$5,825,707

Loss from operations from Cardiff Lexington	$(2,102,088)	$(1,918,818)
Total income (loss) from operations	$5,195,045	$3,906,889

Income (Loss) before taxes
Healthcare	$5,973,233	$74,880
Real Estate	(3,716)	(19,345)
Corporate, administration and other non-operating expenses	(2,941,123)	(5,485,056)
Consolidated income (loss) before taxes	$3,028,394	$(5,429,521)

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

17.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to December 31, 2023 to the date these consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

On January 11, 2024, the Company issued 1,222 shares of common stock upon the conversion of a convertible note in the amount of $1,680.

On January 31, 2024, the Company issued 7,500 shares of series I preferred stock to the Company’ executives.

On March 5, 2024, the Company issued 7,500 shares of common stock to John Nesbett for professional services provided.

On March 13, 2024, the Company paid $50,000 to the noteholder for the accrued interest on Notes 40-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2024	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Shafer
Name: Matthew Shafer
Title: Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alex Cunningham	Chief Executive Officer and Director (principal executive officer)	March 27, 2024
Alex Cunningham

/s/ Matthew Shafer	Chief Financial Officer (principal financial officer)	March 27, 2024
Matthew Shafer

/s/ Zia Cho	Chief Accounting Officer (principal accounting officer)	March 27, 2024
Zia Choe

/s/ Daniel Thompson	Chairman of the Board	March 27, 2024
Daniel Thompson