Form 10-Q
period 2024-03-31
Cardiff Lexington Corp
filed 2024-05-10
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

As of May 8, 2024, there were 13,019,963 shares of common stock of the registrant issued and outstanding.

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended March 31, 2024

2

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

	March 31, 2024	December 31, 2023 (Restated)
ASSETS
Current assets
Cash	$1,253,552	$866,943
Accounts receivable-net	14,649,930	13,305,254
Prepaid and other current assets	7,100	5,000
Total current assets	15,910,582	14,177,197

Property and equipment, net	31,296	34,661
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use - assets	416,441	289,062
Due from related party	4,979	4,979
Other assets	35,404	33,304
Total assets	$22,605,310	$20,745,811

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$2,104,109	$2,047,131
Accrued expenses - related parties	4,323,057	4,733,057
Accrued interest	668,729	620,963
Right of use - liabilities	195,934	157,669
Due to director and officer	45,844	120,997
Notes payable	3,599,345	2,136,077
Convertible notes payable, net of debt discounts of $11,305 and $24,820, respectively	3,820,545	3,807,030
Net liabilities of discontinued operations	237,643	237,643
Total current liabilities	14,995,206	13,860,567

Notes payable	144,511	144,666
Operating lease liability – long term	213,958	119,056
Total liabilities	15,353,675	14,124,289

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 868,056 shares issued and outstanding at March 31, 2024 and December 31, 2023	3,996,462	3,891,439
Redeemable Series R Senior Convertible Preferred Stock - 5,000 shares authorized, $0.001 par value, stated value of $1,200, 165 shares issued and outstanding at March 31, 2024 and December 31, 2023	317,194	307,980
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00 par value; 375,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	1,728,082	1,690,685
Total Mezzanine Equity	6,041,738	5,890,104

Stockholders' equity
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value of $4.00, 1,360,679 and 2,139,478 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5,442,716	8,557,912
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value of $4.00, 99 and 123 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	396	492
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 155,750 shares issued and outstanding at March 31, 2024 and December 31, 2023	623,000	623,000
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 35,752 shares issued and outstanding at March 31, 2024 and December 31, 2023	143,008	143,008
Series I Preferred Stock - 15,000,000 shares authorized, $0.001 par value, stated value $4.00, 12,089,000 and 14,885,000 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	48,356,000	59,540,000
Series J Preferred Stock - 2,000,000 shares authorized, $0.001 par value, stated value $4.00, 171,359 and 1,713,584 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	685,436	6,854,336
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at March 31, 2024 and December 31, 2023	1,277,972	1,277,972
Common Stock; 300,000,000 shares authorized, $0.001 par value; 10,819,995 and 25,121 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	10,820	25
Additional paid-in capital	13,789,402	(7,581,212)
Accumulated deficit	(69,118,853)	(68,684,115)
Total stockholders’ equity	1,209,897	731,418
Total liabilities, mezzanine equity and stockholders’ equity	$22,605,310	$20,745,811

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023 (Restated)
REVENUE	$2,661,966	$2,706,399
COST OF SALES	948,154	956,295
GROSS PROFIT	1,713,812	1,750,104

OPERATING EXPENSES
Depreciation expense	3,365	4,635
Share based compensation	300,225	–
Selling, general and administrative	1,191,230	987,921
Total operating expenses	1,494,820	992,556

INCOME FROM CONTINUING OPERATIONS	218,992	757,548

OTHER INCOME (EXPENSE)
Other income	–	205
Gain on debt refinance and forgiveness	–	390
Penalties and fees	(1,000)	(17,000)
Interest expense	(376,269)	(693,661)
Amortization of debt discounts	(13,515)	(17,983)
Total other expenses	(390,784)	(728,049)

NET (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	(171,792)	29,499
LOSS FROM DISCONTINUED OPERATIONS	(111,312)	(45,490)
NET LOSS FOR THE PERIOD	$(283,104)	$(15,991)

PREFERRED STOCK DIVIDENDS	(151,634)	(344,947)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(434,738)	$(360,938)

BASIC LOSS PER SHARE
CONTINUING OPERATIONS	$(0.11)	$(31.04)
DISCONTINUED OPERATIONS	$(0.03)	$(3.91)

DILUTED LOSS PER SHARE
CONTINUING OPERATIONS	$(0.13)	$(30.34)
DISCONTINUED OPERATIONS	$(0.03)	$(3.91)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	3,818,218	11,627
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	3,818,218	11,627

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Preferred Stock Series A and I		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022 (Restated)	14,885,001	$59,540,000	4,350,907	$17,403,628	123	$492	12,053	$12	$(10,004,808)	$(68,684,115)	$(1,744,791)
Conversion of convertible notes payable	–	–	–	–	–	–	1,583	2	190,236	–	190,237
Preferred stock Dividends	–	–	–	–	–	–	–	–	–	(344,947)	(344,947)
Net loss	–	–	–	–	–	–	–	–	–	(15,991)	(15,991)
Balance, March 31, 2023 (Restated)	14,885,001	$59,540,000	4,350,907	$17,403,628	123	$492	13,636	$14	$(9,814,572)	$(69,045,053)	$(1,915,491)

	Preferred Stock Series A and I		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023 (Restated)	14,885,002	$59,540,000	4,364,057	$17,456,228	123	$492	25,121	$25	$(7,581,212)	$(68,684,115)	$731,418
Conversion of convertible notes payable	–	–	–	–	–	–	1,222	1	1,679	–	1,680
Conversion of series B preferred stock	–	–	(778,799)	(3,115,196)	–	–	1,557,598	1,558	3,113,638	–	–
Conversion of series C preferred stock	–	–	–	–	(22)	(88)	220,000	220	(132)	–	–
Conversion of series I preferred stock	(2,928,500)	(11,714,000)	–	–	–	–	5,857,000	5,857	11,708,143	–	–
Conversion of series J preferred stock	–	–	(1,542,225)	(6,168,900)	–	–	3,084,450	3,084	6,165,816	–	–
Issuance of series I preferred stock to officers	132,500	530,000	–	–	–	–	–	–	63,600	–	593,600
Cancellation of series C preferred stock	–	–	–	–	(2)	(8)	–	–	8	–	–
Common stock issued for services	–	–	–	–	–	–	7,500	8	11,617	–	11,625
Common stock issued to board members	–	–	–	–	–	–	30,000	30	194,970	–	195,000
Common stock issued in Red Rock settlement	–	–	–	–	–	–	37,104	37	111,275	–	111,312
Preferred stock Dividends	–	–	–	–	–	–	–	–	–	(151,634)	(151,634)
Net loss	–	–	–	–	–	–	–	–	–	(283,104)	(283,104)
Balance, March 31, 2024	12,089,002	$48,356,000	2,043,033	$8,172,132	99	$396	10,819,995	$10,820	$13,789,402	$(69,118,853)	$1,209,897

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(283,104)	$(15,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,365	4,635
Amortization of debt discount	13,515	17,983
Bad debt	339,834	270,000
Conversion and note issuance cost	1,000	5,000
Share issuance for compensations to directors and officers	788,600	–
Share issuance for service rendered	11,625	–
Fair value settled upon conversion	–	123,566
Gain on forgiveness of debt	–	(390)
(Increase) decrease in:
Accounts receivable	(1,684,510)	(1,111,317)
Right of use - assets	59,259	29,300
Prepaids and other current assets	(4,200)	–
Increase (decrease) in:
Accounts payable and accrued expense	56,978	270,710
Due to related party	(75,153)	–
Accrued officers compensation	(410,000)	154,000
Accrued interest	48,446	122,508
Right of use - liabilities	(53,471)	(30,993)
Net cash used in operating activities	(1,187,816)	(160,989)

Net cash provided by (used in) Discontinued Operations – Operating	111,312	(28,294)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	–	240,000
Repayment of SBA loans	(160)	(750)
Proceeds from line of credit	1,463,273	–
Net cash provided by financing activities	1,463,113	239,250

Net cash provided by Discontinued Operations – Financing	–	73,784

NET INCREASE IN CASH AND CASH EQUIVALENTS	386,609	123,751
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	866,943	219,085
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,253,552	$342,836

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for Interest	$50,000	$1,503

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$1,680	$66,673
Right of use assets acquired	$186,638	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff and its wholly owned subsidiaries, Edge View, Platinum Tax and Nova (collectively, the “Company”). Subsidiaries shown as discontinued operations include Platinum Tax. All significant intercompany accounts and transactions are eliminated in consolidation. Subsidiaries discontinued are shown as discontinued operations.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

Accounts Receivable

The Company adopted ASU 2016-13, “Financial Instruments – Credit Losses.” In accordance with this standard, the Company recognizes an allowance for credit losses for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on Current Expected Credit Losses. Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and recognized an additional allowance for credit losses in the amount of $122,190 and $270,000 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had net accounts receivable of $14,649,930 and $13,305,254, respectively. Accounts receivables are primarily generated from subsidiaries in their normal course of business.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived assets are not amortized but are evaluated for impairment annually or when indicators of a potential impairment are present. The Company’s impairment testing of goodwill is performed separately from its impairment testing of indefinite-lived intangibles. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors as such to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation for impairment of indefinite-lived intangibles and, if then needed after the first step, Goodwill, is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the three months ended March 31, 2024 and 2023, the Company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

Accordingly, the Company recognizes revenues (net) when the patient receives orthopedic care services. The Company’s patient service contracts generally have performance obligations which are satisfied at a point in time. The performance obligation is for onsite or off-site care provided. Patient service contracts are generally fixed-price, and the transaction price is in the contract. Revenue is recognized when obligations under the terms of the contract with the Company’s patients are satisfied; generally, at the time of patient care.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations and changes in stockholders’ equity. The Company recognized advertising and marketing expense of $82,051 and $83,223 for the three months ended March 31, 2024 and 2023, respectively.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

The expense resulting from share-based payments is recorded in the consolidated statements of operations.

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

As of March 31, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

Income (Loss) per Share

FASB ASC Subtopic 260, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, warrants, and debts convertible into common stock. The dilutive effect of stock options and warrants are reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The diluted effect of debt convertibles is reflected utilizing the if converted method.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company had sustained recurring operating losses since its inception and has an accumulated deficit of $69,118,853 as of March 31, 2024. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management is in continuous discussions with prospective investors and believes the raising of capital will allow the Company to fund its cash flow shortfalls and pursue new acquisitions. There can be no assurance that the Company will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to it. Should the Company be unable to raise sufficient funds, it may be required to curtail its operating plans. In addition, increases in expenses may require cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future. Should the Company not be able to raise sufficient funds, it may cause cessation of operations.

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

2.	RESTATEMENT OF FINANCIAL STATEMENTS

During the preparation of the year ended December 31, 2023 financial statements, the Company identified and corrected its classification and accounting treatment for its series R convertible preferred stock and the related dividend accrual. Pursuant to ASC 250, “Accounting changes and error corrections” issued by FASB and SAB 99 “Materiality” issued by Securities and Exchange Commission, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in a $274,982 increase to the mezzanine equity and offsetting decrease to the series R convertible preferred stock and subject to possible redemption mezzanine equity line item on the consolidated balance sheet as of March 31, 2023. In addition, the impact of the unpaid dividend accrual is reflected in $8,136 increase to mezzanine equity and offsetting decrease to the accumulated deficits as of March 31, 2023. The impact of the error correction is also reflected $1 decrease of earnings (loss) per share on the consolidated statement of operations for the three months ended March 31, 2023.

During the preparation of the three months ended March 31, 2024 financial statements, the Company identified and corrected its classification for its all outstanding common stock amount per par value of $0.001 with additional paid-in-capital related with a 1-for-75,000 reverse split executed on January 9, 2024. The impact of this adjustment decreased $1,804,774 to common stock and offsetting increase to additional paid-in-capital as of December 31, 2023.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

On November 10, 2023, the Company sold Platinum Tax, which was a full-service tax resolution firm located in Los Angeles, California. The Company presented in prior periods operating loss as loss from discontinued operations in the amount of $45,490 on the consolidated statement of operations for the three months ended March 31, 2023.

The following table summarizes the impact of the corrections on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2023:

i. Balance sheet

	Impact of correction of error
March 31, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	$14,284,585	$(8,673)	$14,275,912

Total liabilities	10,745,097	(8,673)	10,736,424

Mezzanine equity	5,171,861	283,118	5,454,979

Total stockholders' equity	$(1,632,373)	$(283,118)	$(1,915,491)

ii. Statement of operations

	Impact of correction of error
Three months ended March 31, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$2,860,798	$(154,399)	$2,706,399
Cost of sales	983,124	(26,829)	956,295
Gross profit	1,877,674	(127,570)	1,750,104
Operating expense	1,164,113	(171,557)	992,556
Income from operations	$713,561	$43,987	$757,548
Other income (expense), net	(729,552)	1,503	(728,049)
Net loss before discontinued operations	(15,991)	45,490	29,499
Loss from discontinued operations	–	(45,490)	(45,490)
Net loss for the period	$(15,991)	$–	$(15,991)
Preferred stock dividends	$(336,811)	$(8,136)	$(344,947)
Net loss attributable to common shareholders	$(352,802)	$(8,136)	$(360,938)
Basic and diluted earnings (loss) per share for continuing operations	$(30)	$(1)	$(31)

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2024	December 31, 2023
Accounts payable	$632,045	$720,774
Accrued credit cards	9,884	26,645
Accrued liability for collections of previously factored receivables	1,385,084	1,247,772
Accrued property taxes	5,346	5,346
Accrued professional fees	29,122	29,122
Accrued payroll	42,628	17,472
Total	$2,104,109	$2,047,131

The Company is delinquent paying certain property taxes. As of March 31, 2024 and December 31, 2023, the balance for these property taxes, was $5,346.

4.	PLANT AND EQUIPMENT, NET

Property and equipment as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Medical equipment	$96,532	$96,532
Computer Equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	15,079
Leasehold Improvement	15,950	15,950
Total	136,750	136,750
Less: accumulated depreciation	(105,454)	(102,089)
Property and equipment, net	$31,296	$34,661

For the three months ended March 31, 2024 and 2023, depreciation expense was $3,365 and $4,635, respectively.

5.	LAND

As of March 31, 2024 and December 31, 2023, the Company had 27 acres of land of approximately $540,000. The land is currently vacant and is expected to be developed into a residential community.

6.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 due from the previous owners as of March 31, 2024 and December 31, 2023.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of March 31, 2024 and December 31, 2023, the Company owed the Chairman $45,844 and $120,997, respectively. During the three months ended March 31, 2024, the Company paid $75,153 to the Chairman.

See also Note 8 and the disclosure regarding Note payable 41.

See also Note 13 for compensation paid to employees of the Company.

7.	NOTES AND LOANS PAYABLE

Notes payable at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	December 31, 2023
Notes and loans payable	$3,743,856	$2,280,743
Less current portion	(3,599,345)	(2,136,077)
Long-term portion	$144,511	$144,666

Long-term debt matures as follows:

Amount
2024 (remainder of year)	$3,599,345
2025	4,983
2026	4,983
2027	4,983
2028	4,983
Thereafter	124,579
Total	$3,743,856

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at March 31, 2024 and December 31, 2023. The accrued interest of the debenture was $7,876 and $7,547 at March 31, 2024 and December 31, 2023, respectively. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The principal balance and accrued interest at March 31, 2024 was $149,494 and $0, respectively, and principal and accrued interest at December 31, 2023 was $149,655 and $956, respectively.

Line of Credit

On September 29, 2023, the Company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. As of March 31, 2024 and December 31, 2023, the Company had $3,583,373 and $2,120,100, respectively, outstanding balance against the revolving receivable line of credit. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025.

8.	CONVERTIBLE NOTES PAYABLE

As of March 31, 2024 and December 31, 2023, the Company had convertible debt outstanding net of amortized debt discount of $3,820,545 and $3,807,030, respectively. During the three months ended March 31, 2024, the Company did not receive any proceeds from convertible notes and repaid $50,000 of accrued interest to convertible noteholder. During the three months ended March 31, 2023, the Company received net proceeds of $240,000 from convertible notes. There are debt discounts associated with the convertible debt of $11,305 and $24,820 at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the Company recorded amortization of debt discounts of $13,515 and $17,983, respectively.

During the three months ended March 31, 2024, the Company converted $680 in accrued interest and $1,000 in conversion cost into 1,222 shares of common stock. The Company recognized $1,679 of additional paid-in capital to adjust fair value for the debt settlement during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company converted $58,800 of convertible debt, $5,873 in accrued interest and $2,000 in penalties and fees into 1,583 shares of common stock.

Convertible notes as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	December 31, 2023
Convertible notes payable	$3,831,850	$3,831,850
Discounts on convertible notes payable	(11,305)	(24,820)
Total convertible debt less debt discount	3,820,545	3,807,030
Current portion	3,820,545	3,807,030
Long-term portion	$–	$–

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

The following is a schedule of convertible notes payable as of and for the three months ended March 31, 2024.

Note #	Issuance	Maturity	Principal Balance 12/31/23	New Loan	Principal Conversions	Cash Paydown	Shares Issued Upon Conversion	Principal Balance 03/31/24	Accrued Interest on Convertible Debt at 12/31/23	Interest Expense On Convertible Debt For the Period Ended 03/31/24	Accrued Interest on Convertible Debt at 03/31/24	Unamortized Debt Discount At 03/31/24
9	09/12/2016	09/12/2017	$50,080	–	–	–	1,222	$50,080	$5,581	$2,496	7,399	–
10	01/24/2017	01/24/2018	55,000	–	–	–	–	55,000	80,875	2,742	83,618	–
10-1	02/10/2023	02/10/2024	50,000	–	–	–	–	50,000	6,658	1,870	8,527	–
10-2	03/30/2023	03/30/2024	25,000	–	–	–	–	25,000	2,836	935	3,771	–
10-3	08/11/2023	08/11/2024	25,000	–	–	–	–	25,000	1,469	935	2,404	–
29-2	11/08/2019	11/08/2020	36,604	–	–	–	–	36,604	10,109	2,190	12,299	–
31	08/28/2019	08/28/2020	–	–	–	–	–	–	8,385	–	–	–
37-1	09/03/2020	06/30/2021	113,667	–	–	–	–	113,667	64,929	5,101	70,030	–
37-2	11/02/2020	08/31/2021	113,167	–	–	–	–	113,167	63,594	5,079	68,673	–
37-3	12/29/2020	09/30/2021	113,166	–	–	–	–	113,166	62,558	5,079	67,637	–
40-1	09/22/2022	09/22/2024	2,600,000	–	–	–	–	2,600,000	252,665	64,821	267,488	–
40-2	11/04/2022	09/22/2024	68,667	–	–	–	–	68,667	7,939	1,712	9,651	–
40-3	11/28/2022	09/22/2024	68,667	–	–	–	–	68,667	7,506	1,712	9,217	–
40-4	12/21/2022	09/22/2024	68,667	–	–	–	–	68,667	7,054	1,712	8,766	–
40-5	01/24/2023	03/21/2024	90,166	–	–	–	–	90,166	8,284	2,248	10,531	–
40-6	03/21/2023	09/22/2024	139,166	–	–	–	–	139,166	10,671	3,470	14,141	–
40-7	06/05/2023	06/05/2024	139,166	–	–	–	–	139,166	7,826	3,470	11,295	6,530
40-8	06/13/2023	06/13/2024	21,167	–	–	–	–	21,167	1,127	528	1,654	1,032
40-9	07/19/2023	07/19/2024	35,500	–	–	–	–	35,500	1,605	885	2,490	2,650
40-10	07/24/2023	07/24/2024	14,000	–	–	–	–	14,000	614	349	963	1,093
41	08/25/2023	08/25/2024	5,000	–	–	–	–	5,000	175	125	300
			$3,831,850	$–	$–	$–	1,222	$3,831,850	$612,460	$107,459	$660,854	$11,305

Note 9

On September 12, 2016, the Company issued a convertible promissory note in the principal of $80,000 for services rendered, which matured on September 12, 2017. Note 9 is currently in default and accrues at a default interest rate of 20% per annum.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 10, 10-1, 10-2 and 10-3

On January 24, 2017, the Company issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. Note 10 is currently in default and accrues interest at a default interest rate of 20% per annum. On February 10, 2023, the Company executed a second tranche under this note in the principal amount of $50,000 (Note 10-1). On March 30, 2023, the Company executed a third tranche under this note in the principal amount of $25,000 (Note 10-2). On August 11, 2023, the Company executed a fourth tranche under this note in the principal amount of $25,000 (Note 10-3). Notes 10-1 and 10-2 are currently in default and accrue interest at a default interest rate of 20% per annum. Note 10-3 accrues interest at a rate of 15% per annum.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

Dividend Rights. Holders of series N senior convertible preferred stock are entitled to dividends at a rate per annum of 12.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series N senior convertible preferred stock), such rate shall increase by 8% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common stock at the Company’s discretion. Dividends payable in common stock shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common stock on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date. At March 31, 2024 and December 31, 2023, cumulative dividends on Series N Preferred Stock were $871,462 and $766,437, respectively.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Dividend Rights. The holders of series R convertible preferred stock are entitled to receive cumulative dividends in the amount of twelve percent (12%) per annum, payable quarterly. In addition, holders of series R convertible preferred stock are entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. Any dividends that are not paid when due shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18% per annum or the lesser rate permitted by applicable law which shall accrue and compound daily from the missed payment date through and including the date of actual payment in full. At March 31, 2024 and December 31, 2023, cumulative dividends on Series R Preferred Stock were $119,194 and $109,980, respectively.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

Dividend Rights. Holders of series X senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series X senior convertible preferred stock), such rate shall increase by 5% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date. At March 31, 2024 and December 31, 2023, cumulative dividends on Series X Preferred Stock were $228,082 and $190,685, respectively.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

Dividend Rights. The series A preferred stock is not entitled to participate in any distributions or payments to the holders of common stock or any other class of stock and shall have no economic interest in the Company.

Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, a merger or consolidation of the Company wherein the Company is not the surviving entity, or a sale of all or substantially all of the assets of the Company, the holders of each share of series A preferred stock shall be entitled to receive from any distribution of any of the assets or surplus funds of the Company, before and in preference of any holder of shares of common stock, an amount equal to the stated value of $250. Once the holders receive the foregoing from any such liquidation, dissolution or winding up, the holders shall not participate with the common stock or any other class of stock.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

Redemption Rights. Holders of series L preferred stock do not have any redemption rights.

Preferred Stock Transactions

During the three months ended March 31, 2024, the Company executed the following transactions:

•	On January 19, 2024, the Company issued 62,500 shares of series I preferred stock to each of Daniel R. Thompson, the Chairman of the Board, and Alex Cunningham, the Company’s Chief Executive Officer, for $250,000 bonus compensation for the fiscal year of 2023, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 5,000 shares of series I preferred stock to Matthrew Shafer, the Company’s Chief Financial Officer, for $20,000, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 2,500 shares of series I preferred stock to Zia Choe, the Company’s Chief Accounting Officer, for $10,000, at the fair value of $4.48 per share.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

In connection with these aforementioned shares issuances on January 19, 2024 and January 31, 2024, the Company engaged a valuation specialist to perform a business valuation monte carlo simulation for the series I preferred stock resulting in those indicated fair values.

•	During the three months ended March 31, 2024, an aggregate of 778,799 shares of series B preferred stock were converted into an aggregate of 1,557,598 shares of common stock.

•	During the three months ended March 31, 2024, an aggregate of 22 shares of series C preferred stock were converted into an aggregate of 220,000 shares of common stock.

•	During the three months ended March 31, 2024, an aggregate of 2,928,500 shares of series I preferred stock were converted into an aggregate of 5,857,000 shares of common stock.

•	During the three months ended March 31, 2024, an aggregate of 1,542,225 shares of series J preferred stock were converted into an aggregate of 3,084,450 shares of common stock.

•	During the three months ended March 31, 2024, 2 shares of series C preferred stock were cancelled, which were issued erroneously.

The Company had no preferred stock transactions during the three months ended March 31, 2023.

Common Stock

During the three months ended March 31, 2024, the Company executed the following transactions:

•	During the three months ended March 31, 2023, the Company issued 1,222 shares of common stock upon conversion of certain convertible notes.

•	During the three months ended March 31, 2024, the Company issued an aggregate of 1,557,598 shares of common stock upon the conversion of an aggregate of 778,799 shares of series B preferred stock.

•	During the three months ended March 31, 2024, the Company issued an aggregate of 220,000 shares of common stock upon the conversion of an aggregate of 22 shares of series C preferred stock.

•	During the three months ended March 31, 2024, the Company issued an aggregate of 5,857,000 shares of common stock upon the conversion of an aggregate of 2,928,500 shares of series I preferred stock.

•	During the three months ended March 31, 2024, the Company issued an aggregate of 3,084,450 shares of common stock upon the conversion of an aggregate of 1,542,225 shares of series J preferred stock.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

•	On March 5, 2024, the Company issued 7,500 shares of common stock to an investor relation service provider. The Company recognized the fair value for the issuance of the 7,500 shares at $1.55 per share on the closing market price of March 5, 2024 and recorded selling, general and administrative expense of $11,617 in the consolidated statement of operations.

•	On March 26, 2024, the Company issued an aggregate of 30,000 shares of common stock to three board members. The Company recognized the fair value for the issuance of 30,500 shares at $6.50 per share on the closing market price of March 26, 2024 and recorded share based compensation expense of $195,000 in the consolidated statement of operations.

•	In February 2024, as part of the Red Rock settlement executed in July 2022, the Company issued an aggregate of 37,104 shares of common stock to six previous owners. The Company recognized the fair value for the issuance of 37,104 shares at $3 per share on the closing market price of February 4 through February 6, 2024, and recorded share loss from discontinued operations of $111,312 in the consolidated statement of operations.

•	During the three months ended March 31, 2023, the Company issued 1,583 shares of common stock upon conversion of certain convertible notes.

10.	WARRANTS

The table below sets forth warrant activity during the three months ended March 31, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2024	3,140	$0.015
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at March 31, 2024	3,140	0.015
Warrants Exercisable at March 31, 2024	3,140	$0.015

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2023	3,141	$0.015
Granted	–	–
Exercised	–	–
Expired	(1)	–
Balance at March 31, 2023	3,140	0.015
Warrants Exercisable at March 31, 2023	3,140	$0.015

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

11.	DISCONTINUED OPERATIONS

On November 10, 2023, the Company sold Platinum Tax, which was a full-service tax resolution firm located in Los Angeles, California. Through this subsidiary the Company provided fee-based tax resolution services to individuals and companies that have federal and state tax liabilities by assisting clients to settle outstanding tax debts. As part of the Asset Purchase Agreement between the Company and the purchaser, the assets that were purchased included substantially all assets, rights, interests, and licenses except for banks accounts in place prior to the sale for the purchase consideration of 15% of cash collected by the purchaser within one year following the sale date.

In February 2024, as part of the Red Rock settlement executed in July 2022, the Company issued an aggregate of 37,104 shares of common stock to six previous owners. The Company recognized the fair value for the issuance of 37,104 shares at $3 per share on the closing market price of February 4 through February 6, 2024, and recorded share loss from discontinued operations of $111,312 in the consolidated statement of operations.

Net liabilities of discontinued operations	March 31, 2024	December 31, 2023
Cash	$342	$342
Accounts receivable	300	300
Accounts payable and accrued expenses	238,285	238,285
Net liabilities of discontinued operations	$(237,643)	$(237,643)

	Three Months Ended March 31,
Gain (Loss) from discontinued operations	2024	2023
Revenue	$–	$154,399
Cost of sales	–	(26,829)
Selling, general and administrative expenses	–	(171,557)
Interest expense	–	(1,503)
Settlement loss	(111,312)	–
Loss from discontinued operations	$(111,312)	$(45,490)

12.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the three months ended March 31, 2024 and 2023, the Company determined there to be no impairment.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

The Company leases eleven medical facilities and one vehicle as operating leases as of March 31, 2024. The Company recorded operating lease expenses of $100,362 and $77,852 for the three months ended March 31, 2024 and 2023, respectively.

The Company has operating leases with future commitments as follows:

Amount
2024 (remainder of year)	$195,934
2025	153,096
2026	60,862
Total	$409,892

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

The following table summarizes supplemental information about the Company’s leases:

Weighted-average remaining lease term	2.2 years
Weighted-average discount rate	4.49%

Employees

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chief Executive Officer based on his employment agreement since July 1, 2020, of which currently 50% is paid in cash and 50% is accrued. The total outstanding accrued compensation as of March 31, 2024 and December 31, 2023 was $2,365,500.

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chairman of the Board based on his employment agreement since July 1, 2020, of which currently 50% is paid in cash and 50% is accrued. The total outstanding accrued compensation as of March 31, 2024 and December 31, 2023 was $2,440,500 and $2,350,500, respectively.

The Company agreed to pay $228,000 per year to the Chief Finance Officer based on his employment agreement effective as of January 2, 2024. There was no outstanding accrued compensation as of March 31, 2024.

The Company agreed to pay $210,000 per year to the Chief Accounting Officer based on her employment agreement effective as of January 2, 2024. There was no outstanding accrued compensation as of March 31, 2024.

The Company agreed to pay $156,000 per year to the previous Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of March 31, 2024 and December 31, 2023 was $17,057.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

15.	INCOME TAXES

At March 31, 2024, the Company had federal and state net operating loss carry forwards of approximately $24 million that expire in various years through the year 2039. Due to carryforwards of past net operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2024 and 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes. The Company has a deferred tax asset that consists of net operating loss carry forwards calculated using federal and state effective tax rates. Because of the Company’s lack of past earnings history, the deferred tax asset has been fully offset by a valuation allowance.

16.	SEGMENT REPORTING

As of March 31, 2024, the Company had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

Management uses numerous tools and methods to evaluate and measure of its subsidiaries’ success. To help succeed, management retains the prior owners of the subsidiaries and allow them to do what they do best is run the business. Additionally, management monitors key metrics primarily revenues and net income from operations.

Asset:	March 31, 2024	December 31, 2023
Healthcare	$20,227,446	$18,955,991
Real Estate	586,582	587,456
Others	1,791,282	1,202,364
Consolidated assets	$22,605,310	$20,745,811

	Three Months Ended March 31,
	2024	2023
Revenues:
Healthcare	$2,661,966	$2,706,399
Real Estate	–	–
Consolidated revenues	$2,661,966	$2,706,399

Cost of sales:
Healthcare	$948,154	$956,295
Real Estate	–	–
Consolidated cost of sales	$948,154	$956,295

Income from operations from subsidiaries
Healthcare	$1,151,284	$1,278,239
Real Estate	(874)	(97)
Income from operations from subsidiaries	$1,150,410	$1,278,142

Loss from operations from Cardiff Lexington	$(931,418)	$(520,594)
Total income from operations	$218,992	$757,548

Income before taxes
Healthcare	$1,151,284	$817,098
Real Estate	(874)	(97)
Corporate, administration and other non-operating expenses	(1,322,202)	(787,502)
Consolidated income (loss) before taxes	$(171,792)	$29,499

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

17.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to March 31, 2024 to the date these consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

On May 8, 2024, the Company filed the amendment of Articles of Incorporation. The total amended authorized shares are 350,000,000 shares of capital stock, consisting of 300,000,000 shares of common stock, $0.001 par value and 50,000,000 shares of preferred stock, $0.001 par value per share.

Subsequent to March 31, 2024, an aggregate of 264,750 shares of series B preferred stock were converted into an aggregate of 529,500 shares of common stock.

Subsequent to March 31, 2024, an aggregate of 29 shares of series C preferred stock were converted into an aggregate of 290,000 shares of common stock.

Subsequent to March 31, 2024, an aggregate of 80,375 shares of series E preferred stock were converted into an aggregate of 160,750 shares of common stock.

Subsequent to March 31, 2024, an aggregate of 438,500 shares of series I preferred stock were converted into an aggregate of 877,000 shares of common stock.

Subsequent to March 31, 2024, an aggregate of 171,359 shares of series J preferred stock were converted into an aggregate of 342,718 shares of common stock.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

All of our operations are conducted through, and our income derived from, our two subsidiaries.

Segments

As of March 31, 2024, we had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Discontinued Operations

On November 10, 2023, we sold our financial services (tax resolution) business, Platinum Tax Defenders, or Platinum Tax, that we acquired on July 31, 2018, which was a full-service tax resolution firm located in Los Angeles, California. As part of the asset purchase agreement between us and the purchaser, the assets that were purchased included substantially all assets, rights, interests, and licenses, except for bank accounts in place prior to the sale, for the purchase consideration of 15% of cash collected by the purchaser within one year following the sale date.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended March 31, 2024 and 2023, both in dollars and as a percentage of our revenue.

	March 31, 2024		March 31, 2023
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$2,661,966	100.00%	$2,706,399	100.00%
Total cost of sales	948,154	35.62%	956,295	35.33%
Gross profit	1,713,812	64.38%	1,750,104	64.67%
Operating expenses
Depreciation expense	3,365	0.13%	4,635	0.17%
Share based compensations	300,225	11.28%	–	–
Selling, general and administrative	1,191,230	44.75%	987,921	36.50%
Total operating expenses	1,494,820	56.15%	992,556	36.67%
Income from continuing operations	218,992	8.23%	757,548	27.99%
Other income (expense)
Other income (expense)	–	–%	205	0.01%
Gain on debt refinance and forgiveness	–	–%	390	0.01%
Penalties and fees	(1,000)	(0.04)%	(17,000)	(0.63)%
Interest expense	(376,269)	(14.14)%	(693,661)	(25.63)%
Amortization of debt discounts	(13,515)	(0.51)%	(17,983)	(0.66)%
Total other (expense)	(390,784)	(14.68)%	(728,049)	(26.90)%
Net income (loss) before discontinued operations	(171,792)	(6.45)%	29,499	1.09%
Loss from discontinued operations	(111,312)	(4.18)%	(45,490)	(1.68)%
Net (loss)	$(283,104)	(10.64)%	$(15,991)	(0.59)%

Revenue. For the three months ended March 31, 2024 and 2023, all of our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue slightly decreased by $44,433, or 1.64%, to $2,661,966 for the three months ended March 31, 2024 from $2,706,399 for the three months ended March 31, 2023.

Cost of sales. Consists of surgical center and laboratory fees, physician and professional fees, salaries and wages and medical supplies. Our total cost of sales decreased by $8,141, or 0.85%, to $948,154 for the three months ended March 31, 2024 from $956,295 for the three months ended March 31, 2023. Such decrease was primarily due to a decrease in surgical contracted services and laboratory fees.

Gross profit. As a result of the foregoing, our total gross profit slightly decreased by $36,292, or 2.07%, to $1,713,812 for the three months ended March 31, 2024 from $1,750,104 for the three months ended March 31, 2023. Our total gross margin (percent of revenue) decreased from 64.67% for the three months ended March 31, 2023 to 64.38% for the three months ended March 31, 2024.

Depreciation expense. Our depreciation expense was $3,365, or 0.13% of revenue, for the three months ended March 31, 2024, as compared to $4,635, or 0.17% of revenue, for the three months ended March 31, 2023. The decrease in depreciation expense was due to certain assets becoming fully depreciated.

Share based compensation expense. Our share-based compensation expense was $300,225, or 11.28% of revenue, for the three months ended March 31, 2024, as compared to $0 for the three months ended March 31, 2023. The increase was due to stock issuances to an investor relation services to outside consultant, stock issued to board members and stock issued as compensation for new employment bonuses to management.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries, bonuses plus related payroll taxes and stock compensation expense, advertising expenses, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses increased by $203,309, or 20.58%, to $1,191,230 for the three months ended March 31, 2024 from $987,921 for the three months ended March 31, 2023. As a percentage of revenue, our selling, general and administrative expenses were 44.75% and 36.50% for the three months ended March 31, 2024 and 2023, respectively. Increases were primarily attributable to increased bad debt expense of $69,834 and increased salaries and wages of $193,135.

Total other expense. We had $390,784 in total other expense, net, for the three months ended March 31, 2024, as compared to other expense, net, of $728,049 for the three months ended March 31, 2023. Other expense, net, for the three months ended March 31, 2024 consisted of interest expense of $376,269, amortization of debt discounts of $13,515 and penalties and fees of $1,000. Other expense, net, for the three months ended March 31, 2023 consisted of interest expense of $693,661, amortization of debt discounts of $17,983 and financing penalties and fees of $17,000, offset by a gain on debt refinance of forgiveness of $390 and other income of $205.

Discontinued operations. For the three months ended March 31, 2024 and 2023, we recorded a loss from discontinued operations of $111,312 and $45,490, respectively.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $283,104 for the three months ended March 31, 2024, as compared to $15,991 for the three months ended March 31, 2023, an increase of $267,113.

Liquidity and Capital Resources

As of March 31, 2024, we had $1,253,552 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities from continuing operations	$(1,187,816)	$(160,989)
Net cash provided by financing activities	1,463,113	239,250
Net change in cash	386,609	123,751
Cash and cash equivalents at beginning of period	866,943	219,085
Cash and cash equivalents at end of period	$1,253,552	$342,836

Our net cash used in operating activities from continuing operations was $1,187,816 for the three months ended March 31, 2024, as compared to $160,989 for the three months ended March 31, 2023. For the three months ended March 31, 2024, our net loss of $283,104, an decrease in accounts receivable of $1,684,510 and an decrease in accrued officer’s compensation of $410,000, offset by increase in share based compensation of $788,600 and increase in bad debt of $339,834, were the primary drivers of our net cash used in operating activities. For the three months ended March 31, 2023, our net loss of $15,991 and an increase in accounts receivable of $1,111,317, offset by an increase in accounts payable and accrued expenses of $270,710, bad debt of $270,000, an increase in accrued officer’s compensation of $154,000, and an increase in accrued interest of $122,508, were the primary drivers for the cash used in operations.

We had no investing activities for the three months ended March 31, 2024 and 2023.

Our net cash provided by financing activities was 1,463,113 for the three months ended March 31, 2024, as compared to $239,250 for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2024 consisted of the proceeds of $1,463,273 from line of credit, offset by the repayment of a loan of $160. Net cash provided by financing activities for the three months ended March 31, 2023 consisted of the proceeds of $240,000 from convertible notes, offset by the repayment of a loan of $750.

Convertible Notes

As of March 31, 2024, we had convertible debt outstanding net of amortized debt discount of $3,820,545. During the three months ended March 31, 2024, we did not receive any proceeds from convertible notes and repaid $50,000 of accrued interest to a convertible noteholder.

The following is a schedule of convertible notes payable outstanding as of March 31, 2024:

Note #	Issuance Date	Maturity Date	Principal Balance	Accrued Interest	Unamortized Debt Discount
9	09/12/2016	09/12/2017	$50,080	$7,399	$–
10	01/24/2017	01/24/2018	55,000	83,618	–
10-1	02/10/2023	02/10/2024	50,000	8,527	–
10-2	03/30/2023	03/30/2024	25,000	3,771	–
10-3	08/11/2023	08/11/2024	25,000	2,404	–
29-2	11/08/2019	11/08/2020	36,604	12,299	–
37-1	09/03/2020	06/30/2021	113,667	70,030	–
37-2	11/02/2020	08/31/2021	113,167	68,673	–
37-3	12/29/2020	09/30/2021	113,166	67,637	–
40-1	09/22/2022	09/22/2024	2,600,000	267,488	–
40-2	11/04/2022	09/22/2024	68,667	9,651	–
40-3	11/28/2022	09/22/2024	68,667	9,217	–
40-4	12/21/2022	09/22/2024	68,667	8,766	–
40-5	01/24/2023	09/22/2024	90,166	10,531	–
40-6	03/21/2023	03/21/2024	139,166	14,141	–
40-7	06/05/2023	06/05/2024	139,166	11,295	6,530
40-8	06/13/2023	06/13/2024	21,167	1,654	1,032
40-9	07/19/2023	07/19/2024	35,500	2,490	2,650
40-10	07/24/2023	07/24/2024	14,000	963	1,093
41	08/25/2023	08/25/2024	5,000	300	–
			$3,831,850	$660,854	$11,305

Note 9. On September 12, 2016, we issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on September 12, 2017. Note 9 is currently in default and accrues at a default interest rate of 20% per annum.

Note 10, 10-1, 10-2 and 10-3. On January 24, 2017, we issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. Note 10 is currently in default and accrues interest at a default interest rate of 20% per annum. On February 10, 2023, we executed a second tranche under this note in the principal amount of $50,000 (Note 10-1). On March 30, 2023, we executed a third tranche under this note in the principal amount of $25,000 (Note 10-2). On August 11, 2023, we executed a fourth tranche under this note in the principal amount of $25,000 (Note 10-3). Notes 10-1 and 10-2 are currently in default and accrue interest at a default interest rate of 20% per annum. Note 10-3 accrues interest at a rate of 15% per annum.

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

Small Business Administration Loans

On June 2, 2020, we obtained a loan from the Small Business Administration of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at March 31, 2024 was $149,494 and $0, respectively.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at March 31, 2024 and the accrued interest was $7,876. We assigned all of our receivables from consumer activations of the rewards program as collateral on this debenture.

Line of Credit

On September 29, 2023, our company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. As of March 31, 2024, we had $3,583,373 outstanding balance against the revolving receivable line of credit. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025.

Related Party Loans

In connection with the acquisition of Edge View on July 16, 2014, we assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 as of March 31, 2024.

We have obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of March 31, 2024, we owed the Chairman $45,844.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, or the SEC, on March 27, 2024.

Off Balance Sheet Arrangements

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we are still in the process of remediating as of March 31, 2024, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for the description of these weaknesses.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have evaluated the material weakness described above and our management and board of directors are committed to the design and successful implementation of internal control over financial reporting as promptly as possible. We currently plan to evaluate our updated internal controls design and determine whether the controls have operated effectively during 2024 in order to fully remediate the aforementioned material weakness in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2024, we continued to implement the following remedial procedures:

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the three months ended March 31, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended March 31, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation
3.3	Certificate of Designation of Series A Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.4	Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)

3.5	Certificate of Correction of Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed on March 27, 2024)
3.6	Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.7	Certificate of Correction of Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed on March 27, 2024)
3.8	Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.9	Certificate of Correction of Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.8 to the Annual Report on Form 10-K filed on March 27, 2024)
3.10	Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.11	Certificate of Correction of Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K filed on March 27, 2024)
3.12	Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.13	Certificate of Correction of Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to the Annual Report on Form 10-K filed on March 27, 2024)
3.14	Certificate of Designation of Series J Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.8 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.15	Certificate of Correction of Certificate of Designation of Series J Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.14 to the Annual Report on Form 10-K filed on March 27, 2024)
3.16	Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.17	Certificate of Correction of Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.16 to the Annual Report on Form 10-K filed on March 27, 2024)
3.18	Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.19	Amended and Restated Certificate of Designation of Series R Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.18 to the Annual Report on Form 10-K filed on March 27, 2024)
3.20	Certificate of Designation of Series X Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.21	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.2	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to SILAC Insurance Company on May 21, 2021 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on June 6, 2023)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2024	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Shafer
Name: Matthew Shafer
Title: Chief Financial Officer
(Principal Financial Officer)

