Form 10-K/A
period 2023-12-31
Cardiff Lexington Corp
filed 2024-07-24
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Cardiff Lexington Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission on March 27, 2024 (the “Form 10-K”).

This Amendment is being filed solely to respond to certain comments received from the staff of the Securities and Exchange Commission on July 10, 2024 and July 16, 2024. Except for revisions made in response to such comments, no other changes are made to the Form 10-K. The Form 10-K, as amended by this Amendment, continues to be as of March 27, 2024 and does not reflect events occurring after March 27, 2024.

Cardiff Lexington Corporation

Annual Report on Form 10-K

Year Ended December 31, 2023

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibit and Financial Statement Schedules.	61
Item 16.	Form 10-K Summary.	63

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

Our service model is designed to promote referral relationships, facilitate patient access, and coordinate administration among our company, as a medical provider, personal injury attorneys, and chiropractors. This “referral relationship” approach to case management results in increased revenue as attorneys consider the value of our patient management process when brokering settlements. As EMC and early stage continued care providers, we believe that we have superior access to patient information to determine the validity of each case and manage cases appropriately.

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

Competition

The health care industry is highly competitive. In recent years, competition among healthcare providers for patients, such as our company, has intensified in the United States due to, among other things, regulatory and technological changes, increasing use of managed care payment systems, cost containment pressures and a shift toward outpatient treatment. In all of the geographical areas in which we operate, there are other facilities that provide services comparable to those offered by our facilities. In addition, some of our competitors include hospitals that are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sale and income taxes. Such exemptions and support are not available to us.

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

Competitive Strengths

We believe that we have several competitive advantages, including the following:

•	Broad array of services focusing on plaintiff related care. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves with a focus on plaintiff related care. From sports injuries, to sprains, strains, and fractures, orthopedic and pain procedure services include hip and knee replacement, shoulder reconstruction, fracture care and hand surgery, as well as spinal surgery. Our service model is designed to promote referral relationships, facilitate patient access, and coordinate administration among our company, as a medical provider, personal injury attorneys, and chiropractors. As a result, our revenue is primarily provided by bodily injury policies, general liability policies, and personal injury protection policies, which partially insulates our business from the declining reimbursement programs paid from or correlated to Medicare/ Medicaid and traditional health insurance companies.

•	Opportunities for accelerated growth. We have a track record of delivering strong growth through a combination of organic growth, new contract additions and selective acquisitions. Organic growth has historically been supported by consistent underlying market volume trends, stable pricing and a diversified payor mix. We believe that our networks of high-quality providers position us to take advantage of these trends. We have successfully executed on new contract growth by providing a set of differentiated services and delivering integrated, efficient, high-quality care, which has helped us expand our relationships with our existing customers and compete effectively in the bidding process for new contracts. Additionally, we believe we will have opportunities to expand our services through acquisitions, as discussed in more detail below.

•	Focus on clinical excellence. We are focused on achieving the best clinical outcomes for our patients through the application of rigorous recruiting and credentialing standards, the promotion of a physician-led leadership culture and the monitoring of our clinical quality measures. Through extensive clinical and leadership development programs, we train our healthcare professionals to continually enhance their skills and deliver innovative and patient-focused experiences and outcomes. We provide internally developed continuing medical education accredited courses to our healthcare professionals, including instructor-led and on-line education sessions. We have developed and implemented quality measurement systems that track multiple key indicators, which assist our professionals in systematically monitoring, examining and analyzing outcomes and processes. These quality measurement systems are supplemented by our active peer review infrastructure designed to ensure the development and implementation of actionable items that will improve patient outcomes. Our ability to deliver high levels of customer service and patient care is a direct result of this focus, which helps us to differentiate our services, and to attract and retain providers.

•	Ability to attract and retain high-quality providers. Through our processes, we are able to identify and target high-quality providers to match the needs of our customers. We believe that our operating infrastructure enables us to provide attractive opportunities for our providers to enhance their skills through extensive clinical and leadership development programs. We believe that our differentiated recruiting, training and development programs strengthen our customer and provider relationships, enhance our contract and clinician retention rates and allow us to efficiently recruit providers to support our new contract pipeline.

Growth Strategies

The key elements of our strategy to grow our business include:

•	Capitalize on organic growth opportunities. As noted above, management estimates that our ten facilities are operating at 35% capacity as of December 31, 2023. Accordingly, we believe that we have an opportunity for organic growth at our existing facilities. We also believe our physician-led, patient-focused culture and approach to clinical solutions will allow us to continue to successfully recruit and retain clinical professionals.

•	Supplement organic growth with strategic acquisitions. The market in which we compete is highly fragmented, presenting significant opportunities for additional acquisitions. We will continue to follow a disciplined strategy in exploring future acquisitions by analyzing the strategic rationale, financial impact and organic growth profile of each potential opportunity. Our current focus for future acquisitions is MRI imaging, followed by medical billing and outpatient surgery centers. We have been in discussions with several privately owned MRI facilities. Key targets are strategically located within our market territory. We believe that the addition of these profitable businesses would be immediately enhanced by significant additional new business that we would direct to them.

•	Enhance operational efficiencies and productivity. We believe there are significant opportunities to continue to build upon our success in improving our productivity and profitability. We continue to focus on initiatives to improve productivity, including more efficient scheduling, continued use of mid-level providers, enhancing our leadership training programs, improving and realigning compensation programs. We believe that our processes related to managed care contracting, billing, coding, collection and compliance have driven a strong track record of efficient revenue cycle management. We have made significant investments in infrastructure, including management information systems that we believe will continue to enable us to improve clinical results and key client metrics while reducing the cost of providing patient care. We have dedicated teams with business and clinical expertise that are responsible for implementing best practices. Furthermore, we will continue to utilize risk mitigation programs for loss prevention and early intervention. We believe that our significant investments in scalable technology systems will facilitate additional cost reductions and efficiencies.

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

Our typical accounts receivable collection lifecycle is between eighteen and twenty-four months. This extended period creates several risks relating to our liquidity and cash flow, exposure to bad debt, dependence on external financing, negative impact on our financial metrics and operational challenges.

We operate in the lien-based medical industry. We provide orthopedic healthcare to uninsured patients. Our patients have typically been in an accident and have filed a lawsuit as plaintiff against the defendant who is allegedly responsible for the accident as the result of negligence or another tort. Since the patient is uninsured, we must wait for payments of amounts owed to us until the patient’s lawyer settles the claim against the defendant’s insurance company or the defendant himself. As a result of our need to wait for such a settlement, we experience an extended accounts receivable collection period, which typically ranges from eighteen to twenty-four months. This extended accounts receivable collection period is very different from a traditional product or service business that collects a majority of receivables within 30, 60, and/or 90-day increments. We routinely receive a letter of protection from our patient and its legal counsel which ensures payment in full from insurance settlements. A letter of protection is a legally binding contract that exists between the patient’s personal injury attorney, the patient, and our company, as the healthcare provider. The letter promises that the patient will pay the medical expenses after the patient’s injury claim reaches its settlement.

This prolonged collection cycle presents several risks that could materially and adversely affect our business, financial condition, and results of operations, including the following.

•	Liquidity and Cash Flow Constraints: The long duration between the sale of our products or services and the receipt of payment from our customers can significantly strain our liquidity and cash flow. This extended time period can limit our ability to invest in growth opportunities, meet our operating expenses, and fulfill our obligations as they become due.

•	Increased Exposure to Bad Debt: Notwithstanding that we typically receive a letter of protection, extended collection periods increase the risk that customers may default on their obligations especially if the settlement is not achieved or achieved in an amount that is not sufficient to cover our cost. Economic downturns, financial difficulties of our customers, or changes in their operational priorities can exacerbate this risk, potentially leading to higher than anticipated bad debt expenses.

•	Dependence on External Financing: To mitigate the impact of delayed collections, we may need to rely more heavily on external financing sources such as factoring arrangements, lines of credit, loans, or equity financing. Such dependence may result in increased interest expenses, dilution of shareholders' equity, or restrictive covenants that could limit our operational flexibility.

•	Impact on Financial Metrics: Prolonged accounts receivable cycles can distort our financial metrics, including working capital ratios, days sales outstanding (DSO), and cash conversion cycle. These distorted metrics may negatively influence investor perceptions, credit ratings, and our overall financial health.

•	Operational Challenges: Managing long accounts receivable cycles requires robust credit risk management and collections processes. Failure to effectively manage these processes could lead to inefficiencies and higher operational costs.

As a result of these risks relating to our extended accounts receivable collection cycles, our financial condition, prospects and results of operations may be materially adversely affected.

We lack systematic processes and resources to support the aging of our accounts receivables, which can result in inefficiencies and higher operational costs. In order to remedy this issue, we expect to make significant expenditures.

Our business model involves providing healthcare services to patients who have been involved in accidents, with payment for these services typically collected from the patient’s settlement with the defendant’s insurer. This business model results in an extended accounts receivable collection period of eighteen to twenty-four months. The lengthy collection period may adversely impact our cash flow and liquidity, making it more challenging to meet operational and financial obligations.

Historically, we have not maintained systematic processes and resources to manage and monitor the aging of our accounts receivables. The settlement process is complex and ongoing patient care can further complicate the accurate aging of receivables. These complexities may lead to difficulties in assessing the true financial health of our company and in predicting cash flow accurately. Currently, our third-party billing company only captures the first date of service for each patient. This first date of service may be months before surgery or before any significant services have been rendered. The receivable relating to the patient continues to grow over time, which distorts the actual aging of the receivable. With regard to facilities and anesthesiology services, our third-party billing company historically had not captured any first date of service, so we do not have historical data relating to the aging of accounts receivable relating to these services. Recently, we have been working with our third-party billing company to resolve the systematic issue with respect to facilities and anesthesiology services in order to begin to capture the first date of service. We believe that these changes to our financial systems will assist us going forward, but we expect an eighteen to twenty-four month lag before we are able to obtain relevant aging data with regard to these receivables.

We expect that it will take eighteen to twenty-four months to support the aging of our accounts receivables and ensure accurate estimation of the receivable lifecycle, and will require us to devote significant resources during that period. These resources include additional dedicated personnel. We do not expect a significant additional out-of-pocket cost to remedy this situation.

We are in the process of implementing enhanced practices to better capture and manage the aging of its billings for accounts receivable. However, these practices are not yet fully operational. Until these new practices are effectively in place, we remain exposed to risks associated with delayed collections and potential inaccuracies in financial reporting.

If we are unable to successfully implement and maintain these enhanced processes, we may face continued challenges in managing our accounts receivables, which could have a material adverse effect on its financial condition, results of operations, and cash flows. Investors should consider these risks when evaluating our financial stability and performance.

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

Prior to fiscal year 2022, we factored (sold) the vast majority of our accounts receivable to third party(s) to generate working capital to fund ongoing business operations and growth, which led to a significant increase in accounts receivable. We have a 99% collection rate based on net settlements recorded to our accounts receivable and revenue. Collection rates are estimated considering our 48-month historical collections with primary emphasis to the most current prior 12-month trailing payment and collection percentage rates. We use the loss rate method to measure expected credit losses, and in addition we qualitatively evaluate on an ongoing basis various factors, which include market conditions in which we operate, and the status of claims being settled. We have established billing rates, which are not the same as actual amounts recovered.  These rates generally do not reflect what is ultimately paid by the customer, insurance carriers, law firms and other payors, which is typically received eighteen to twenty-four months later, and are not reported in the consolidated financial statements at those established billing rates.  Our customers, the patients, typically pay amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology, or CPT, guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code. This fee is discounted to reflect the percentage paid to us “using a modifier” recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee. The net revenue is recorded at the time the services are rendered. Collection of that revenue typically occurs eighteen to twenty-four months later and after the patient claim develops and settles. Historical collection rates are estimated using the most current prior 12-month historical payment and collection percentages. See also Note 1 to our consolidated financial statements.

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

Historically through April 2023, our healthcare subsidiary has had contractual medical receivable sales and purchase agreements with third party factors which result in an approximately 54% reduction from the accounts receivables amounts when a receivable is sold to the factors. We evaluated the factored adjustments considering the actual factored amounts per patient on a quarterly interval, and the reductions from accounts receivable that were factored were recorded in finance charges as other expenses on the consolidated statement of operations. As a result of eighteen to twenty-four month collection timeframe, we have an accrued liability resulting from the collections of receivables sold to the third party factors which fluctuates as collections are made and remitted to those third party factors. These accounts receivables sold to these third party factors are not included in our financial statements accounts receivable balance once sold and therefore are not part of the assessment of accounts receivable collectability.

Accounts Receivable. In the normal course of business, we are in the lien based medical industry providing orthopedic healthcare servicing an uninsured market insulated by a letter of protection which insulates us and insures payment in full from insurance settlements. A letter of protection is a legally binding contract between the patient (i.e., our customer), the patient’s law firm and our company, as a medical provider. It serves as a critical legal agreement between an experienced personal injury attorney and a medical provider, allowing an injured victim to receive vital medical treatment needed after an accident without paying exorbitant out-of-pocket medical expenses prior to settlement. For medical professionals, letters of protection provide guaranteed payment out of settlement proceeds for services rendered as the provider does not have to attempt collection from an uninsured or underinsured injured patient. The medical provider knows that payment will come directly from the law firm out of the settlement. This legally binding contract offers crucial protection when someone is hurt due to another party’s negligence but lacks sufficient health insurance or faces denial of claim payments from insurance companies. Medical bills may not be paid for six months to two or more years until case resolution. Providers must be willing to wait for payment. Some complex cases settle in increments over several years instead of one lump payment at the end. A letter of protection enables injured clients to obtain essential care, avoid collections, restore their credit, and focus wholly on recovery. Attorneys utilize letters of protection to construct stronger injury claims, while medical professionals gain guaranteed payment out of settlement proceeds even if treatment is lengthy or ongoing.

In a personal injury case, the at-fault party is responsible for paying the medical bills of the injured person. However, insurance companies will often refuse to pay these medical expenses until liability has been determined. This can leave an injured person unable to get the medical treatment needed, especially if they do not have health insurance. A letter of protection allows an accident victim to receive medical care while the personal injury case is being resolved. An attorney sends a letter of protection to the medical provider on behalf of the client patient. This letter states that the attorney is responsible for paying the client’s medical bills when the case is fully developed and settles. The medical professional agrees to provide treatment to the injured person and refrain from attempting to collect payment as it is developing and until the case is resolved. Once the personal injury case is finalized with the insurance company, the attorney pays the outstanding medical bills from the settlement. The letter of protection is fulfilled. If no settlement is reached with the defendant’s insurance company and the plaintiff (the patient) loses the case at trial, or the case is abandoned, then we will not be able to collect on our letter of protection and the receivable will not be collected. In the case of a partial settlement or award at trial, we might only be able to collect a portion of the receivable.

We have a 99% collection rate based on net settlements recorded to its accounts receivable and revenue. Collection rates are estimated considering our 48-month historical collections with primary emphasis to the most current prior 12-month trailing payment and collection percentage rates. The method we use to measure expected credit losses is the loss rate method, and in addition we qualitatively evaluate on an ongoing basis various factors, which include market conditions in which we operate, and the status of claims being settled. We have established billing rates, which are not the same as actual amounts recovered. These rates generally do not reflect what is ultimately paid by the customer, insurance carriers, law firms and other payors, which is typically received eighteen to twenty-four months later, and are not reported in the consolidated financial statements at those established billing rates. Our customers, the patients, typically pay amounts based on established charges per procedure with guidance from the annually updated CPT guidelines that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code. This fee is discounted to reflect the percentage paid to us “using a modifier” recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee. The net revenue is recorded at the time the services are rendered. Collection of that revenue typically occurs eighteen to twenty-four months later and after the patient claim develops and settles. Historical collection rates are estimated using the most current prior 12-month historical payment and collection percentages.

We have adopted ASU 2016-13, “Financial Instruments – Credit Losses.” In accordance with this standard, we recognize an allowance for credit losses for our trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on current expected credit losses. Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by us. Management closely monitors outstanding accounts receivable and recognized an additional allowance for credit losses in the amount of $122,190 and $0 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had net accounts receivable of $13,305,254 and $6,603,920, respectively. Accounts receivables are primarily generated from our healthcare subsidiary in its normal course of business.

We calculate a forward-looking collectability rate which we then apply to our gross billings. The amount recorded in accounts receivables approximates the amount expected to actually be collected. The allowance for credit losses represents any adjustments deemed necessary to the collectability rate based upon an annual review of both actual collections, as well as any changes in industry billing and collection, and/or legal practices.

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

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.2	Certificate of Designation of Series A Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.3	Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.4	Certificate of Correction of Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed on March 27, 2024)
3.5	Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.6	Certificate of Correction of Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed on March 27, 2024)
3.7	Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.8	Certificate of Correction of Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.8 to the Annual Report on Form 10-K filed on March 27, 2024)
3.9	Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.10	Certificate of Correction of Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K filed on March 27, 2024)
3.11	Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.12	Certificate of Correction of Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to the Annual Report on Form 10-K filed on March 27, 2024)

3.13	Certificate of Designation of Series J Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.8 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.14	Certificate of Correction of Certificate of Designation of Series J Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.14 to the Annual Report on Form 10-K filed on March 27, 2024)
3.15	Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.16	Certificate of Correction of Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation
3.17	Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.18	Amended and Restated Certificate of Designation of Series R Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.18 to the Annual Report on Form 10-K filed on March 27, 2024)
3.19	Certificate of Designation of Series X Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.20	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.1	Description of Securities of Cardiff Lexington Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 27, 2024)
4.2	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to SILAC Insurance Company on May 21, 2021 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on June 6, 2023)
10.1	Management Agreement, dated June 4, 2021, among by Cardiff Lexington Corporation, Nova Ortho and Spine, LLC and Dr. Marc D Brodsky, Michael Wycoki, Jr., PA and Dr. Kevin Fitzgerald (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 7, 2021)
10.2	Revolving Purchase and Security Agreement, dated September 29, 2023, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC, Platinum Tax Defenders, Edge View Properties, Inc. and DML HC Series, LLC Series 308 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 14, 2023)
10.3	Guaranty and Security Agreement, dated September 29, 2023, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC and DML HC Series, LLC Series 308 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2023)
10.4

Securities Exchange and Purchase Agreement, dated September 22, 2022, among Cardiff Lexington Corporation, We Three, LLC, d/b/a Affordable Housing Initiative, Edge View Properties, Inc., Platinum Tax Defenders, Nova Ortho and Spine, LLC and Leonite Capital LLC

(incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on June 6, 2023)
10.5	Consolidated Senior Secured Convertible Promissory Note issued by Cardiff Lexington Corporation to Leonite Capital LLC on September 22, 2022, as amended (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on June 6, 2023)
10.6	Pledge and Security Agreement, dated September 22, 2022, among Cardiff Lexington Corporation, We Three, LLC, d/b/a Affordable Housing Initiative, Edge View Properties, Inc., Platinum Tax Defenders, Nova Ortho and Spine, LLC and Leonite Fund I, LP (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on June 6, 2023)
10.7	Securities Purchase Agreement, dated June 1, 2021, between Cardiff Lexington Corporation and SILAC Insurance Company (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on June 6, 2023)
10.8	Guaranty, dated June 1, 2021, by Nova Ortho and Spine, LLC in favor of SILAC Insurance Company (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on June 6, 2023)
10.9	Security Agreement, dated June 1, 2021, between Nova Ortho and Spine, LLC and SILAC Insurance Company (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on June 6, 2023)
10.10	Security and Stock Pledge Agreement, dated June 1, 2021, between Cardiff Lexington Corporation and SILAC Insurance Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on June 6, 2023)
10.11	Securities Purchase Agreement, dated September 3, 2020, between Cardiff Lexington Corporation and GHS Investments, LLC (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on June 6, 2023)
10.12	Senior Secured Convertible Promissory Note issued by Cardiff Lexington Corporation to GHS Investments, LLC on September 3, 2020 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on June 6, 2023)

10.13	Security and Pledge Agreement, dated September 3, 2020, between Cardiff Lexington Corporation and GHS Investments, LLC (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on June 6, 2023)
10.14	8% Convertible Secured Redeemable Note issued by Cardiff Lexington Corporation to GHS Investments, LLC on November 8, 2019 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on July 19, 2023)
10.15	Convertible Promissory Note issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on January 24, 2017 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on June 6, 2023)
10.16	Convertible Promissory Note issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on September 12, 2016 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on June 6, 2023)
10.17†	Employment Agreement, dated July 15, 2020, between the Cardiff Lexington Corporation and Alex Cunningham (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 31, 2021)
10.18†	Employment Agreement, dated July 15, 2020, between Cardiff Lexington Corporation and Daniel Thompson (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on March 31, 2021)
10.19†	Employment Agreement, dated January 2, 2024, between the Cardiff Lexington Corporation and Matthew T. Shafer (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on March 27, 2024)
10.20†	Employment Agreement, dated January 2, 2024, between the Cardiff Lexington Corporation and Zia Choe (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on March 27, 2024)
10.21†	2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 2024)
10.22†	Form of Stock Option Agreement relating to 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on March 27, 2024)
10.23†	Form of Restricted Stock Award Agreement relating to 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on March 27, 2024)
10.24†	Form of Restricted Stock Unit Award Agreement relating to 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on March 27, 2024)
14.1	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on June 6, 2023)
19.1	Insider Trading Policy(incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 27, 2024)
21.1	List of Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 27, 2024)
23.1	Consent of Grassi & Co., CPAs, P.C. (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed on March 27, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________

*	Filed herewith
**	Furnished herewith
†	Executive compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY.

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

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	December 31,
	2023 Restated	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$3,028,394	$(5,429,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,777	23,132
Bad debt	132,281	–
Amortization of debt discount	136,518	253,823
Conversion and note issuance cost	11,250	–
Share issuance for service rendered	25,000	–
Other (income) or loss	–	(150,250)
Goodwill impairment	–	2,092,048
Loss on finance penalties and fees	–	2,063,916
Gain on refinance of debt	–	(1,397,271)
Gain on forgiveness of debt	(115,448)	–
(Increase) decrease in:
Accounts receivable	(6,833,615)	(597,521)
Right of use - assets	(70,136)	64,696
Prepaids and other current assets	(2,481)	8,058
Increase (decrease) in:
Accounts payable and accrued expense	341,261	750,878
Due to related party	–	36,988
Accrued officers compensation	982,500	873,506
Accrued interest	486,165	379,428
Right of use - liabilities	49,547	(71,371)
Net cash used in operating activities	(1,807,987)	(1,099,461)

Net cash used in Discontinued Operations – Operating	86,520	(51,216)
FINANCING ACTIVITIES
Repayments to directors and officers	(2,195)	(3,573)
Proceeds from convertible notes payable	421,375	879,083
Repayment of SBA loans	–	(3,068)
Proceeds from line of credit	2,164,438	–
Repayment of line of credit	(39,293)	–
Repayment to convertible notes payable	(175,000)	(5,908)
Dividend on preferred stock	–	(102,740)
Issuance of preferred stock	–	25,000
Net cash provided by financing activities	2,369,325	788,794

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	647,858	(361,883)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	219,085	580,968
CASH AND CASH EQUIVALENTS, END OF YEAR	$866,943	$219,085

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for Interest	$239,296	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$199,889	$–
Preferred stock issued for business acquisition	$–	$3,275,000
Preferred stock issued upon exchange of defaulted convertible notes payable	$–	$1,500,000

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

Accounts Receivable

In the normal course of business, the Company is in the lien based medical industry providing orthopedic healthcare servicing an uninsured market insulated by a letter of protection which insulates the Company and insures payment in full from insurance settlements. A letter of protection is a legally binding contract between the patient (i.e., the Company’s customer), the patient’s law firm and the Company, as a medical provider. It serves as a critical legal agreement between an experienced personal injury attorney and the Company, as a medical provider, allowing an injured victim to receive vital medical treatment needed after an accident without paying exorbitant out-of-pocket medical expenses prior to settlement. For medical professionals, letters of protection provide guaranteed payment out of settlement proceeds for services rendered as the provider does not have to attempt collection from an uninsured or underinsured injured patient. The medical provider knows that payment will come directly from the law firm out of the settlement. This legally binding contract offers crucial protection when someone is hurt due to another party’s negligence but lacks sufficient health insurance or faces denial of claim payments from insurance companies. Medical bills may not be paid for six months to two or more years until case resolution. Providers must be willing to wait for payment. Some complex cases settle in increments over several years instead of one lump payment at the end. A letter of protection enables injured clients to obtain essential care, avoid collections, restore their credit, and focus wholly on recovery. Attorneys utilize letters of protection to construct stronger injury claims, while medical professionals gain guaranteed payment out of settlement proceeds even if treatment is lengthy or ongoing.

In a personal injury case, the at-fault party is responsible for paying the medical bills of the injured person. However, insurance companies will often refuse to pay these medical expenses until liability has been determined. This can leave an injured person unable to get the medical treatment needed, especially if they do not have health insurance. A letter of protection allows an accident victim to receive medical care while the personal injury case is being resolved. An attorney sends a letter of protection to the Company, as a medical provider, on behalf of the client patient. This letter states that the attorney is responsible for paying the client’s medical bills when the case is fully developed and settles. The medical professional agrees to provide treatment to the injured person and refrain from attempting to collect payment as it is developing and until the case is resolved. Once the personal injury case is finalized with the insurance company, the attorney pays the outstanding medical bills from the settlement. The letter of protection is fulfilled. If no settlement is reached with the defendant’s insurance company and the plaintiff (the patient) loses the case at trial, or the case is abandoned, then the Company will not be able to collect on its letter of protection and its receivable will not be collected. In the case of a partial settlement or award at trial, the Company might only be able to collect a portion of its receivable.

The Company has a 99% collection rate based on net settlements recorded to its accounts receivable and revenue. Collection rates are estimated considering the Company’s 48-month historical collections with primary emphasis to the most current prior 12-month trailing payment and collection percentage rates. The method the Company uses to measure expected credit losses is the loss rate method, and in addition the Company qualitatively evaluates on an ongoing basis various factors, which include market conditions in which the Company operates, and the status of claims being settled. The Company has established billing rates, which are not the same as actual amounts recovered. These rates generally do not reflect what is ultimately paid by the customer, insurance carriers, law firms and other payors, which is typically received eighteen to twenty-four months later, and are not reported in the consolidated financial statements at those established billing rates. The Company’s customers, its patients, typically pay amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code. This fee is discounted to reflect the percentage paid to the Company “using a modifier” recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee. The net revenue is recorded at the time the services are rendered. Collection of that revenue typically occurs eighteen to twenty-four months later and after the patient claim develops and settles. Historical collection rates are estimated using the most current prior 12-month historical payment and collection percentages.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company had adopted ASU 2016-13, “Financial Instruments – Credit Losses.” In accordance with this standard, the Company recognizes an allowance for credit losses for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on current expected credit losses. Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and recognized an additional allowance for credit losses in the amount of $122,190 and $0 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had net accounts receivable of $13,305,254 and $6,603,920, respectively. Accounts receivables are primarily generated from its healthcare subsidiary in its normal course of business.

The Company calculates a forward-looking collectability rate which it then applies to its gross billings. The amount recorded in accounts receivables approximates the amount expected to actually be collected. The allowance for credit losses represents any adjustments deemed necessary to the collectability rate based upon an annual review of both actual collections, as well as any changes in industry billing and collection, and/or legal practices. The following table is the rollforward of allowance for credit losses.

Beginning Balance January 1, 2023	$–
Current period provision	(270,000)
Write off charged against allowance	147,810
Balance at December 31, 2023	$(122,190)

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Established billing rates are not the same as actual amounts recovered for the Company’s healthcare subsidiary. They generally do not reflect what the Company is ultimately paid by the customer, insurance carriers and other payors, and therefore are not reported in the consolidated financial statements at that rate. The Company is typically paid amounts based on established charges per procedure with guidance from the annually updated CPT guidelines that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code.

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

Restatement of Previously Issued Financial Statements

During a review of the year ended December 31, 2023 financial statements, the Company identified and corrected its classification of bad debt expense in its consolidated statements of cash flows. Bad debt expense was previously included as part of the change in accounts receivable in the consolidated statements of cash flows. Bad debt expense is now disclosed as a separate line on the consolidated statements of cash flows.

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

On May 13, 2024, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with Leonite Capital LLC (“Leonite”), pursuant to which Leonite exchanged a consolidated senior secured convertible promissory note issued to Leonite on September 22, 2022 (see notes 40 described above in Note 8) with a balance of $3,755,632 as of such date (the “Note”) for 938,908 shares of the Company’s newly designated series Y senior convertible preferred stock. The Exchange Agreement contains customary representations and warranties and covenants for a transaction of this type. In addition, pursuant to the Exchange Agreement, so long as the shares of series Y senior convertible preferred stock are outstanding, the Company agreed that it will not, without Leonite’s prior written consent: (i) change the nature of its business; (ii) sell, divest, acquire, change the structure of any material assets other than in the ordinary course of business; (iii) enter into any Variable Rate Transactions (as defined in the Exchange Agreement) or solicit any offers for, respond to any unsolicited offers for, or conduct any negotiations with any other person or entity in respect of any Variable Rate Transactions; or (iv) accept a merchant-cash-advance in which the Company sells future receivables at a discount or any other factoring transactions, or similar financing instruments or financing transactions. Pursuant to the Exchange Agreement, the Company also granted Leonite with piggy-back registration rights to register the shares of common stock underlying the series Y senior convertible preferred stock.

On June 11, 2024, the Company entered into a settlement agreement and release of claims (the “Settlement Agreement”) with GHS Investments, LLC (“GHS”), the holder of 165 shares of series R convertible preferred stock and certain convertible promissory notes (see notes 29-2, 37-1 and 37-2 described above in Note 8). Pursuant to the Settlement Agreement, GHS agreed to cancel its shares of series R convertible preferred stock and convertible promissory notes in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000 (the “New Note”). The New Note does not bear interest and requires fixed payments as follows: (i) if the Company raises at least $5 million but less than $6 million in its planned underwritten public offering (the “Offering”), then it must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th, 180th, and 240th days following the closing of the Offering, respectively; (ii) if the Company raises at least $6 million but less than $7 million in the Offering, then it must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if the Company raises at least $7 million in the Offering, then it must repay the entire principal amount on the closing date of the Offering. If the Offering is not completed by August 15, 2024, then the Company is required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. If the Offering is completed after August 15, 2024, then the Company is required to make payments as described in the schedule above. Notwithstanding the foregoing, if the Company abandons the Offering and conducts a new public offering thereafter, then the Company is required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the New Note, it shall become immediately due and payable on such date. The Company may prepay the entire principal amount at any time without penalty. The New Note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest shall automatically begin to accrue at a simple interest rate of ten percent (10%) per annum.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 24, 2024	CARDIFF LEXINGTON CORPORATION

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

SIGNATURE	TITLE	DATE

/s/ Alex Cunningham	Chief Executive Officer and Director (principal executive officer)	July 24, 2024
Alex Cunningham

/s/ Matthew Shafer	Chief Financial Officer (principal financial officer)	July 24, 2024
Matthew Shafer

/s/ Zia Cho	Chief Accounting Officer (principal accounting officer)	July 24, 2024
Zia Choe

/s/ Daniel Thompson	Chairman of the Board	July 24, 2024
Daniel Thompson