Form 10-K/A
period 2023-12-31
Cardiff Lexington Corp
filed 2024-07-24
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Cardiff Lexington Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission on March 27, 2024 and was previously amended on July 24, 2024 (the “Form 10-K”).

This Amendment is being filed solely to file the correct report of the Company’s independent registered public accounting firm with the Company’s financial statements as the previous amendment inadvertently included the prior report, as well as to file the correct version of Exhibit 23.1. Except for the foregoing, no other changes are made to the Form 10-K. The Form 10-K, as amended by this Amendment, continues to be as of March 27, 2024 and does not reflect events occurring after March 27, 2024.

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

To the Board of Directors and
Stockholders of Cardiff Lexington Corporation and Subsidiaries

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

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company’s consolidated financial statements as of and for the years ended December 31, 2023 and 2022 have been restated to correct certain misstatements.

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

Jericho, New York

March 27, 2024, except for Notes 1, 2 and 17, as to which date is July 23, 2024

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