Form 10-K/A
period 2023-12-31
Cardiff Lexington Corp
filed 2024-08-08
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Cardiff Lexington Corporation (the “Company”) is filing this Amendment No. 3 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission on March 27, 2024 and was previously amended on July 24, 2024 (the “Form 10-K”).

This Amendment is being filed solely to respond to certain comments received from the staff of the Securities and Exchange Commission on July 30, 2024. Except for revisions made in response to such comments, no other changes are made to the Form 10-K. The Form 10-K, as amended by this Amendment, continues to be as of March 27, 2024 and does not reflect events occurring after March 27, 2024.

Cardiff Lexington Corporation

Annual Report on Form 10-K

Year Ended December 31, 2023

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibit and Financial Statement Schedules.	62
Item 16.	Form 10-K Summary.	64

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

For the year ended December 31, 2022, the Company factored a total of $3,406,356 of our accounts receivable in exchange for cash of $1,451,448. For the year ended December 31, 2023, the Company factored a total of $544,196 of our accounts receivable in exchange for cash of $253,750. The Company ceased factoring of accounts receivable in the first quarter of 2023. The most recent average collection time for accounts receivable net was approximately 470 days from patient initial date of service. Typically, a patient will have a series of dates of service over an average 12-16 month time period. The following table summarizes accounts receivables factored and corresponding cash received for each of the most recent quarterly reporting periods when factored:

Quarter ended	Accounts receivable factored	Cash received
March 31, 2023	$544,196	$253,750
December 31, 2022	$1,007,443	$490,055
September 30, 2022	$1,341,204	$445,837
June 30,2022	$794,914	$385,449
March 31, 2022	$262,795	$130,107

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

We satisfy performance obligations as services are performed and then billed to the patient. Payment in most cases is made by an attorney for such services to our patients which are due upon final settlement of patients claims. During the claims process, legal counsel warranties such claim through the letter of protection, which is sent to us, as a medical provider, on behalf of the client patient. This letter states that the attorney is responsible for paying the client’s medical bills when the case is fully developed and settles. The medical professional agrees to provide treatment to the injured person and refrain from attempting to collect payment as it is developing and until the case is resolved. Once the personal injury case is finalized with the insurance company, the attorney pays the outstanding medical bills from the settlement.

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

We have a 99% collection rate based on net settlements recorded to its accounts receivable and revenue. Our accounts receivable balance each reporting period does not include accounts receivables that were factored (sold). Further, accounts receivable and revenue are recorded at what the company anticipates will ultimately be collected, which historically is 99% of the net recognized upon billing to its patients of gross amounts for services. In the past, for those receivables that were factored, we were advanced 46% of the accounts receivable balance and recorded 54% to finance charge. We last factored its accounts receivable in the first quarter of fiscal 2023. Collection rates are estimated considering our 48-month historical collections with primary emphasis to the most current prior 12-month trailing payment and collection percentage rates. We acquired Nova in May 2021. Nova was founded in January 2019. As of December 31, 2023, the Company based its 48-month historical collections analysis on look back period from December 31, 2023 to 48 months, part of which was a period of time we did not yet own Nova. The method we use to measure expected credit losses is the loss rate method, and in addition we qualitatively evaluate on an ongoing basis various factors, which include market conditions in which we operate, and the status of claims being settled. We have established billing rates, which are not the same as actual amounts recovered. These rates generally do not reflect what is ultimately paid by the customer, insurance carriers, law firms and other payors, which is typically received eighteen to twenty-four months later, and are not reported in the consolidated financial statements at those established billing rates. Our customers, the patients, typically pay amounts based on established charges per procedure with guidance from the annually updated CPT guidelines that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code. This fee is discounted to reflect the percentage paid to us “using a modifier” recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee. The net revenue is recorded at the time the services are rendered. Collection of that revenue typically occurs eighteen to twenty-four months later and after the patient claim develops and settles. Historical collection rates are estimated using the most current prior 12-month historical payment and collection percentages. We may incur instances whereby patient claims are not settled. However, these instances are very rare. For example, the death of a patient during the claim’s development period and there is no estate to bequeath. Settlements that are less than what was billed to the patient is covered in the Company’s 99% collectability rate.

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

We recognize credit losses when such losses are expected. These credit losses include those amounts we determine will not be collectible when billed. Historically, we conduct an annual assessment of our collectability rate of patients accounts receivables, and then record a provision for changes to this collectability rate as a provision. We calculate this forward-looking collectability rate which we apply to our gross billings. The amount recorded in accounts receivables approximates the amount expected to actually be collected. The allowance for credit losses represents any adjustments deemed necessary to the collectability rate based upon an annual review of both actual collections, as well as any changes in industry billing and collection, and/or legal practices.

For the period ending December 31, 2023, we recorded bad debt expense in excess of credit loss recognized in that period, which is as a result of our recording direct write offs when deemed uncollectible in accordance with ASC 326-20-35-8 and accounts receivable true up adjustments to bad debt expense. During the year ended December 31, 2023, we recorded a $270,000 provision less a $147,810 adjustment to that provision for the change in collectability rate to the roll forward of allowance for credit losses. Also, during this period, we recorded bad debt expense of $132,281, which consisted of the $270,000 charge and the $147,810 credit as well as direct write offs of $10,091. We continue to assess our collections of its accounts receivable through industry analysis and its collectability rate assessment of 99% by applying a 12-month look back to collections from settlements made on claims. Based on our accounts receivable balances and its revenue, we do not believe the bad debt is a material amount.

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

The Company has a 99% collection rate based on net settlements recorded to its accounts receivable and revenue. The Company’s accounts receivable balance each reporting period does not include accounts receivables that were factored (sold). Further, accounts receivable and revenue are recorded at what the company anticipates will ultimately be collected, which historically is 99% of the net recognized upon billing to its patients for gross amounts of services provided to patients. In the past, for those receivables that were factored, the Company was advanced 46% of the accounts receivable balance and recorded 54% to finance charge. The Company last factored its accounts receivable in the first quarter of fiscal 2023. Collection rates are estimated considering the Company’s 48-month historical collections with primary emphasis to the most current prior 12-month trailing payment and collection percentage rates. The Company acquired Nova in May 2021. Nova was founded in January 2019. As of December 31, 2023, the Company based its 48-month historical collections analysis on look back period from December 31, 2023 to 48 months, part of which was a period of time Cardiff Lexington did not yet own Nova. The method the Company uses to measure expected credit losses is the loss rate method, and in addition the Company qualitatively evaluates on an ongoing basis various factors, which include market conditions in which the Company operates, and the status of claims being settled. The Company has established billing rates, which are not the same as actual amounts recovered. These rates generally do not reflect what is ultimately paid by the customer, insurance carriers, law firms and other payors, which is typically received eighteen to twenty-four months later, and are not reported in the consolidated financial statements at those established billing rates. The Company’s customers, its patients, typically pay amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code. This fee is discounted to reflect the percentage paid to the Company “using a modifier” recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee. The net revenue is recorded at the time the services are rendered. Collection of that revenue typically occurs eighteen to twenty-four months later and after the patient claim develops and settles. Historical collection rates are estimated using the most current prior 12-month historical payment and collection percentages. The Company may incur instances whereby patient claims are not settled. However, these instances are very rare. For example, the death of a patient during the claim’s development period and there is no estate to bequeath. Settlements that are less than what was billed to the patient is covered in the Company’s 99% collectability rate

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company had adopted ASU 2016-13, “Financial Instruments – Credit Losses.” In accordance with this standard, the Company recognizes an allowance for credit losses for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on current expected credit losses. Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and recognized an additional allowance for credit losses in the amount of $122,190 and $0 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had net accounts receivable of $13,305,254 and $6,603,920, respectively. Accounts receivables are primarily generated from its healthcare subsidiary in its normal course of business. The Company factored (sold) accounts receivable to third party(s) during the year ended December 31, 2023 and December 31, 2022 in the amounts of $1,090,574 and $6,826,364, respectively. The Company currently does not age its receivables and is developing its systems to be able to age its receivables. From time to time the Company may ultimately collect less than the billed amount for accounts receivable as a result of its claims settlement process, as such, these amounts are written off to the allowance for credit losses. The Company estimates it collects approximately 99% of its billed accounts receivables billed to its customers, which typically takes approximately 18 to 24 months to collect from the first date of service to settlement as part of the Company’s normal operating cycle. In this regard, the Company does not consider such accounts receivables neither past due nor delinquent.

The Company recognizes credit losses when such losses are expected. These credit losses include those amounts the Company determines will not be collectible when billed. Historically, the Company has conducted an annual assessment of its collectability rate of its patients accounts receivables, and then records a provision for changes to this collectability rate as a provision. The Company calculates a forward-looking collectability rate which it then applies to its gross billings. The amount recorded in accounts receivables approximates the amount expected to actually be collected. The allowance for credit losses represents any adjustments deemed necessary to the collectability rate based upon an annual review of both actual collections, as well as any changes in industry billing and collection, and/or legal practices.

For the period ending December 31, 2023, the Company recorded bad debt expense in excess of credit loss recognized in that period, which is as a result of the Company recording direct write offs when deemed uncollectible in accordance with ASC 326-20-35-8 and accounts receivable true up adjustments to bad debt expense. During the year ended December 31, 2023, the Company recorded a $270,000 provision less a $147,810 adjustment to that provision for the change in collectability rate to the roll forward of allowance for credit losses. Also, during this period, the Company recorded bad debt expense of $132,281, which consisted of the $270,000 charge and the $147,810 credit as well as direct write offs of $10,091. The Company continues to assess its collections of its accounts receivable through industry analysis and its collectability rate assessment of 99% by applying a 12-month look back to collections from settlements made on claims. Based on the Company’s accounts receivable balances and its revenue, the Company does not believe the bad debt is a material amount.

The following table is the rollforward of allowance for credit losses.

Beginning Balance January 1, 2023	$–
Current period provision	(122,190)
Balance at December 31, 2023	$(122,190)

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

The Company satisfies its performance obligations as services are performed and then billed to the patient. Payment in most cases is made by an attorney for such services to the Company’s patients which are due upon final settlement of patients claims. During the claims process, legal counsel warranties such claim through the letter of protection, which is sent to the Company, as a medical provider, on behalf of the client patient. This letter states that the attorney is responsible for paying the client’s medical bills when the case is fully developed and settles. The medical professional agrees to provide treatment to the injured person and refrain from attempting to collect payment as it is developing and until the case is resolved. Once the personal injury case is finalized with the insurance company, the attorney pays the outstanding medical bills from the settlement.

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

Date: August 7, 2024	CARDIFF LEXINGTON CORPORATION

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

SIGNATURE	TITLE	DATE

/s/ Alex Cunningham	Chief Executive Officer and Director (principal executive officer)	August 7, 2024
Alex Cunningham

/s/ Matthew Shafer	Chief Financial Officer (principal financial officer)	August 7, 2024
Matthew Shafer

/s/ Zia Cho	Chief Accounting Officer (principal accounting officer)	August 7, 2024
Zia Choe

/s/ Daniel Thompson	Chairman of the Board	August 7, 2024
Daniel Thompson