Form 10-Q
period 2024-06-30
Cardiff Lexington Corp
filed 2024-08-14
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

As of August 13, 2024, there were 14,076,376 shares of common stock of the registrant issued and outstanding.

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended June 30, 2024

2

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

		December 31, 2023
	June 30, 2024	(Restated)
ASSETS
Current assets
Cash	$3,196,795	$866,943
Accounts receivable-net	14,818,277	13,305,254
Prepaid and other current assets	5,000	5,000
Total current assets	18,020,072	14,177,197

Property and equipment, net	27,929	34,661
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use - assets	348,702	289,062
Due from related party	4,979	4,979
Other assets	50,730	33,304
Total assets	$24,659,020	$20,745,811

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$1,679,731	$2,047,131
Accrued expenses - related parties	4,353,056	4,733,057
Accrued interest	103,345	620,963
Right of use - liabilities	173,985	157,669
Due to director and officer	–	120,997
Notes payable – current portion	550,900	15,977
Line of credit	6,675,746	2,120,100
Convertible notes payable, net of debt discounts of $0 and $24,820, respectively	110,000	3,807,030
Net liabilities of discontinued operations	237,643	237,643
Total current liabilities	13,884,406	13,860,567

Notes payable	142,391	144,666
Operating lease liability – long term	169,811	119,056
Total liabilities	14,196,608	14,124,289

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 868,056 shares issued and outstanding at June 30, 2024 and December 31, 2023	3,125,000	3,891,439
Redeemable Series R Senior Convertible Preferred Stock - 5,000 shares authorized, $0.001 par value, stated value of $1,200, 0 and 165, shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	–	307,980
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00 par value; 375,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	1,500,000	1,690,685
Total Mezzanine Equity	4,625,000	5,890,104

Stockholders' equity
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value of $4.00, 980,179 and 2,139,478 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,920,716	8,557,912
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value of $4.00, 60 and 123 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	240	492
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 75,375 and 155,750 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	301,500	623,000
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 25,750 and 35,752 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	103,000	143,008
Series I Preferred Stock - 15,000,000 shares authorized, $0.001 par value, stated value $4.00, 11,640,500 and 14,885,000 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	46,562,000	59,540,000
Series J Preferred Stock - 2,000,000 shares authorized, $0.001 par value, stated value $4.00, 0 and 1,713,584 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	–	6,854,336
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at June 30, 2024 and December 31, 2023	1,277,972	1,277,972
Series Y Senior Convertible Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value of $4.00, 938,908 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,755,632	–
Common Stock; 300,000,000 shares authorized, $0.001 par value; 13,626,376 and 25,121 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	13,626	25
Additional paid-in capital	19,522,200	(7,581,212)
Accumulated deficit	(69,619,474)	(68,684,115)
Total stockholders’ equity	5,837,412	731,418
Total liabilities, mezzanine equity and stockholders’ equity	$24,659,020	$20,745,811

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (Restated)	2024	2023 (Restated)
REVENUE	$2,330,964	$3,364,506	$4,992,930	$6,070,905
COST OF SALES	793,010	1,081,689	1,741,164	2,037,984
GROSS PROFIT	1,537,954	2,282,817	3,251,766	4,032,921

OPERATING EXPENSES
Depreciation expense	3,366	3,365	6,731	8,000
Share based compensation	–	–	300,225	–
Selling, general and administrative	1,736,933	530,013	2,928,163	1,517,933
Total operating expenses	1,740,299	533,378	3,235,119	1,525,933

(LOSS) INCOME FROM CONTINUING OPERATIONS	(202,345)	1,749,439	16,647	2,506,988

OTHER INCOME (EXPENSE)
Other income	2,047	–	2,047	204
Gain on debt refinance and forgiveness	78,834	–	78,834	390
Penalties and fees	(330)	(15,000)	(1,330)	(32,000)
Interest expense	(41,347)	(843,918)	(417,616)	(1,537,579)
Amortization of debt discounts	(11,306)	(30,633)	(24,821)	(48,616)
Total other income (expense)	27,898	(889,551)	(362,886)	(1,617,601)

NET (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	(174,447)	859,888	(346,239)	889,387
LOSS FROM DISCONTINUED OPERATIONS	–	(43,810)	(111,312)	(89,300)
NET (LOSS) INCOME FOR THE PERIOD	$(174,447)	$816,078	$(457,551)	$800,087

PREFERRED STOCK DIVIDENDS	(326,174)	$(125,744)	$(477,808)	(454,419)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(500,621)	$690,334	$(935,359)	$345,668

BASIC (LOSS) INCOME PER SHARE
CONTINUING OPERATIONS	$(0.04)	$55.66	$(0.11)	$28.75
DISCONTINUED OPERATIONS	$0.00	$(3.53)	$(0.01)	$(7.43)

DILUTED (LOSS) INCOME PER SHARE
CONTINUING OPERATIONS	$(0.04)	$3.59	$(0.11)	$1.45
DISCONTINUED OPERATIONS	$0.00	$(3.53)	$(0.01)	$(7.43)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,792,767	12,403	8,305,493	12,024
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	12,792,767	192,477	8,305,493	237,814

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Preferred Stock Series A and I		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022 (Restated)	14,885,001	$59,540,000	4,350,907	$17,403,628	123	$492	12,053	$12	$(10,004,808)	$(68,684,115)	$(1,744,791)
Conversion of convertible notes payable	–	–	–	–	–	–	1,583	2	190,236	–	190,238
Preferred stock Dividends	–	–	–	–	–	–	–	–	–	(344,947)	(344,947)
Issuance of preferred stock series B	–	–	3,150	12,600	–	–	–	–	12,400	–	25,000
Net loss	–	–	–	–	–	–	–	–	–	800,087	800,087
Balance, June 30, 2023 (Restated)	14,885,001	$59,540,000	4,354,057	$17,416,228	123	$492	13,636	$14	$(9,802,172)	$(68,228,975)	$(1,074,413)

	Preferred Stock Series A, I and Y		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023 (Restated)	14,885,002	$59,540,000	4,364,057	$17,456,228	123	$492	25,121	$25	$(7,581,212)	$(68,684,115)	$731,418
Conversion of convertible notes payable	–	–	–	–	–	–	1,222	1	1,679	–	1,680
Conversion of series B preferred stock	–	–	(1,159,299)	(4,637,196)	–	–	2,318,598	2,318	4,634,878	–	–
Conversion of series C preferred stock	–	–	–	–	(61)	(244)	610,000	610	(366)	–	–
Conversion of series E preferred stock	–	–	(80,375)	(321,500)	–	–	160,750	161	321,339	–	–
Conversion of series F-1 preferred stock	–	–	(10,002)	(40,008)	–	–	20,004	20	39,988	–	–
Conversion of series I preferred stock	(3,377,000)	(13,508,000)	–	–	–	–	6,754,000	6,754	13,501,246	–	–
Conversion of series J preferred stock	–	–	(1,713,584)	(6,854,336)	–	–	3,427,168	3,427	6,850,909	–	–
Issuance of series I preferred stock to officers	132,500	530,000	–	–	–	–	–	–	63,600	–	593,600
Issuance of series Y preferred stock	938,908	3,755,632	–	–	–	–	–	–	–	–	3,755,632
Cancellation of series C preferred stock	–	–	–	–	(2)	(8)	–	–	8	–	–
Common stock issued for services	–	–	–	–	–	–	7,500	8	11,617	–	11,625
Common stock issued to board members	–	–	–	–	–	–	30,000	30	194,970	–	195,000
Common stock issued in Red Rock settlement	–	–	–	–	–	–	37,104	37	111,275	–	111,312
Preferred stock Dividends	–	–	–	–	–	–	234,909	235	1,372,269	(477,808)	(894,696)
Net income	–	–	–	–	–	–	–	–	–	(457,551)	(457,551)
Balance, June 30, 2024	12,579,410	$50,317,632	1,400,797	$5,603,188	60	$240	13,626,376	$13,626	$19,522,200	$(69,619,474)	$5,837,412

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(457,551)	$800,087
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,731	8,000
Amortization of debt discount	24,820	48,616
Bad debt	1,242,017	270,000
Conversion and note issuance cost	1,000	7,000
Share issuance for compensations to directors and officers	788,600	–
Share issuance for service rendered	11,625	25,000
Fair value settled upon conversion	–	123,566
Gain on settlement or forgiveness of debt	(78,834)	(390)
(Increase) decrease in:
Accounts receivable	(2,755,040)	(2,859,607)
Right of use - assets	(59,640)	64,993
Prepaids and other current assets	(17,425)	–
Increase (decrease) in:
Accounts payable and accrued expense	(367,400)	738,353
Accrued officers compensation	(380,001)	334,000
Accrued interest	(6,700)	248,137
Right of use - liabilities	67,071	(68,221)
Net cash used in operating activities	(1,980,727)	(260,466)

Net cash provided by (used in) Discontinued Operations – Operating	111,312	(38,809)

FINANCING ACTIVITIES
Payments to director	(120,997)	355,500
Repayment of SBA loans	(2,352)	–
Payment of convertible notes	(100,079)	–
Proceeds from line of credit	4,522,695	35,131
Payment of line of credit	–	(30,161)
Payment of dividends on preferred stock	(100,000)
Net cash provided by financing activities	4,199,267	360,470

Net cash provided by Discontinued Operations – Financing	–	128,109

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,329,852	189,304
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	866,943	219,085
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,196,795	$408,389

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for Interest	$122,279	$2,044

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$1,680	$66,673
Common stock issued upon conversion of preferred stock	$13,290	$–
Series Y preferred stock issued in exchange of convertible notes payable	$3,755,632	$–
Promissory note payable issued in settlement agreement	$535,000	$–
Right of use assets acquired	$186,638	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

The Company has a 99% collection rate based on net settlements recorded to its accounts receivable and revenue. The Company’s accounts receivable balance each reporting period does not include accounts receivables that were factored (sold). Further, accounts receivable and revenue are recorded at what the Company anticipates will ultimately be collected, which historically is 99% of the net recognized upon billing to its patients of gross amounts for services. In the past, for those receivables that were factored, the Company was advanced 46% of the accounts receivable balance and recorded 54% to finance charge. The Company last factored its accounts receivable in the first quarter of fiscal 2023. Collection rates are estimated considering the Company’s 48-month historical collections with primary emphasis to the most current prior 12-month trailing payment and collection percentage rates. The Company acquired Nova in May 2021. Nova was founded in January 2019. As of December 31, 2023, the Company based its 48-month historical collections analysis on a look back period from December 31, 2023 to 48 months, part of which was a period of time Cardiff did not yet own Nova. The method the Company uses to measure expected credit losses is the loss rate method, and in addition the Company qualitatively evaluates on an ongoing basis various factors, which include market conditions in which the Company operates, and the status of claims being settled. The Company has established billing rates, which are not the same as actual amounts recovered. These rates generally do not reflect what is ultimately paid by the customer, insurance carriers, law firms and other payors, which is typically received eighteen to twenty-four months later, and are not reported in the consolidated financial statements at those established billing rates. The Company’s customers, its patients, typically pay amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code. This fee is discounted to reflect the percentage paid to the Company “using a modifier” recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee. The net revenue is recorded at the time the services are rendered. Collection of that revenue typically occurs eighteen to twenty-four months later and after the patient claim develops and settles. Historical collection rates are estimated using the most current prior 12-month historical payment and collection percentages. The Company may incur instances whereby patient claims are not settled. However, these instances are very rare. For example, if a patient dies during the claim’s development period and there is no estate to bequeath, the claim may not be settled. Settlements that are less than what was billed to the patient are covered in the Company’s 99% collectability rate.

The Company adopted ASU 2016-13, “Financial Instruments – Credit Losses.” In accordance with this standard, the Company recognizes an allowance for credit losses for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on current expected credit losses. Accounts receivable is reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and recognized an allowance for credit losses in the amount of $165,052 as of June 30, 2024, and $122,190 as of December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company had net accounts receivable of $14,818,277 and $13,305,254, respectively. Accounts receivables are primarily generated from subsidiaries in their normal course of business.

The Company recognizes credit losses when such losses are expected. These credit losses include those amounts the Company determines will not be collectible when billed. Historically, the Company has conducted an annual assessment of its collectability rate of its patients accounts receivables, and then recorded a provision for changes to this collectability rate as a provision. The Company calculates a forward-looking collectability rate which it then applies to its gross billings. The amount recorded in accounts receivables approximates the amount expected to actually be collected. The allowance for credit losses represents any adjustments deemed necessary to the collectability rate based upon an annual review of both actual collections, as well as any changes in industry billing and collection, and/or legal practices.

During the three and six months ended June 30, 2024, the Company recognized $1,242,017 of allowance for credit losses as bad debt expense. The Company recognized $270,000 of allowance for credit losses as bad debt expense during the three and six months ended June 30, 2023. As a result of the Company’s efforts to accelerate cash collections throughout 2024, the Company has experienced lower than normal settlements of its accounts receivable. This may continue as the Company continues to pay down the liability associated with the third-party factoring of accounts receivable from previous years. The Company continues to assess its collections of its accounts receivable through industry analysis and its collectability rate assessment of 99% by applying a 12-month look back to collections from settlements made on claims. Based on the Company’s accounts receivable balances and its revenue, the Company does not believe the bad debt is a material amount.

The following table shows the allowance for credit losses activity:

Beginning Balance at December 31, 2023	$(122,190)
Current period provision	(1,242,017)
Write-off charged against the allowance	1,199,155
Balance at June 30, 2024	$(165,052)

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived assets are not amortized but are evaluated for impairment annually or when indicators of a potential impairment are present. The Company’s impairment testing of goodwill is performed separately from its impairment testing of indefinite-lived intangibles. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors as such to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation for impairment of indefinite-lived intangibles and, if then needed after the first step, Goodwill, is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the six months ended June 30, 2024 and 2023, the Company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

The Company satisfies its performance obligations as services are performed and then billed to the patient. Payment in most cases is made by an attorney for such services to the Company’s patients, which are due upon final settlement of patients claims. During the claims process, legal counsel warranties such claims through the letter of protection, which is sent to the Company, as a medical provider, on behalf of the client patient. This letter states that the attorney is responsible for paying the client’s medical bills when the case is fully developed and settles. The medical professional agrees to provide treatment to the injured person and refrain from attempting to collect payment as it is developing and until the case is resolved. Once the personal injury case is finalized with the insurance company, the attorney pays the outstanding medical bills from the settlement.

Historically through April 2023, the Company’s healthcare subsidiary has had contractual medical receivable sales and purchase agreements with third party factors which result in approximately 54% reduction from the accounts receivables amounts when a receivable is sold to the factors. The Company evaluated the factored adjustments considering the actual factored amounts per patient on a quarterly interval, and the reductions from accounts receivable that were factored were recorded in finance charges as other expenses on the consolidated statement of operations. As a result of eighteen to twenty-four month collection timeframe, the Company has an accrued liability resulting from the collections of receivables sold to the third party factors which fluctuates as collections are made and remitted to those third party factors. These accounts receivables sold to these third party factors are not included in the Company’s financial statements accounts receivable balance once sold and therefore are not part of the assessment of accounts receivable collectability.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations and changes in stockholders’ equity. The Company recognized advertising and marketing expense of $96,899 and $133,326 for the three months ended June 30, 2024 and 2023, respectively. The Company recognized advertising and marketing expense of $171,950 and $171,679 for the six months ended June 30, 2024 and 2023, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the Financial Accounting Standards Board (“FASB”) ASC. Pursuant to paragraph 718-10-30-6 of the FASB ASC, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

As of June 30, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company had sustained recurring operating losses since its inception and has an accumulated deficit of $69,619,474 as of June 30, 2024. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management is in continuous discussions with prospective investors and believes the raising of capital will allow the Company to fund its cash flow shortfalls and pursue new acquisitions. There can be no assurance that the Company will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to it. Should the Company be unable to raise sufficient funds, it may be required to curtail its operating plans. In addition, if overall Company expenses increase, the Company may need to implement cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future. Should the Company not be able to raise sufficient funds, it may cause cessation of operations.

Recently Issued Accounting Standards

The FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures” (“Topic 280”) in November 2023. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Topic 280 improves “reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” Management is evaluating the impact of ASU 2023-07 on the consolidated financial statements and does not expect there to be any changes or impact to the financial statements.

Recently Adopted Accounting Standards

The FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 81540).” The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within that period. The FASB also specified that an entity must adopt the guidance as of the beginning of its annual fiscal year and is not permitted to adopt the guidance in an interim period, other than the first interim period of their fiscal year. ASU 2020-06 reduces the number of accounting models for convertible debt and convertible preferred stock instruments and makes certain disclosure amendments to improve the information provided to users. There were no material impacts on the consolidated financial statements at adoption.

2.	RESTATEMENT OF FINANCIAL STATEMENTS

During the preparation of the financial statements for the year ended December 31, 2023, the Company identified and corrected its classification and accounting treatment for its series R convertible preferred stock and the related dividend accrual. Pursuant to ASC 250, Accounting changes and error corrections issued by FASB and Staff Accounting Bulletin 99 Materiality, issued by Securities and Exchange Commission, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the consolidated balance sheet as of June 30, 2023 as a $274,982 increase to the mezzanine equity and offsetting decrease to the series R convertible preferred stock and subject to possible redemption mezzanine equity line item. In addition, the impact of the unpaid dividend accrual was reflected as of June 30, 2023 as a $16,363 increase to mezzanine equity and offsetting decrease to the accumulated deficits.

During the preparation of the financial statements for three and six months ended June 30, 2024, the Company identified and corrected its classification for all its outstanding common stock amount per par value of $0.001 with additional paid-in-capital related with a 1-for-75,000 reverse split executed on January 9, 2024. The impact of this adjustment decreased $1,804,774 to common stock and offsetting increase to additional paid-in-capital as of December 31, 2023.

On November 10, 2023, the Company sold Platinum Tax, which was a full-service tax resolution firm located in Los Angeles, California. The Company presented in prior periods operating loss as loss from discontinued operations of $43,810 and $89,300 on the consolidated statement of operations for the three and six months ended June 30, 2023, respectively.

The impact of the error corrections also reflected a $55.66 increase of basic earnings per share, and a $3.59 increase of diluted earnings per share on the consolidated statement of operations for the three months ended June 30, 2023. For the six months ended June 30, 2023, the impact of the error correction reflected a $28.75 increase of basic earnings per share, and an increase of $1.45 of diluted earnings per share.

The following tables summarize the impact of the corrections on the Company’s condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statement of operations for the three and six months ended June 30, 2023, and the condensed consolidated statement of cash flows for the six months ended June 30, 2023:

Balance sheet

	Impact of correction of error
June 30, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	$16,053,519	$(2,818)	$16,050,700

Total liabilities	11,672,952	(243,242)	11,429,710

Mezzanine equity	5,297,605	291,345	5,588,949

Total stockholders' equity	$(917,038)	$(291,345)	$(1,208,383)

Statement of operations

	Impact of correction of error
Three months ended June 30, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$3,482,810	$(118,304)	$3,364,506
Cost of sales	1,102,986	(21,297)	1,081,689
Gross profit	2,379,824	(97,007)	2,282,817
Operating expense	673,654	(140,276)	533,378
Income from operations	$1,706,170	$43,269	$1,749,439
Other income (expense), net	(890,092)	(541)	(889,551)
Net income before discontinued operations	816,078	43,810	859,888
Loss from discontinued operations	–	(43,810)	(43,810)
Net income for the period	$816,078	$–	$816,078
Preferred stock dividends	$(125,744)	$0.00	$(125,744)
Net income attributable to common shareholders	$690,334	$0.00	$690,334
Basic earnings per share for continuing operations	$0.00	$55.66	$55.66
Diluted earnings per share for continuing operations	$0.00	$3.59	$3.59

	Impact of correction of error
Six months ended June 30, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$6,343,608	$(272,703)	$6,070,905
Cost of sales	2,086,109	(48,125)	2,037,984
Gross profit	4,257,499	(224,578)	4,032,921
Operating expense	1,837,768	(311,835)	1,525,933
Income from operations	$2,419,731	$87,257	$2,506,988
Other income (expense), net	(1,619,644)	2,043	(1,617,601)
Net income before discontinued operations	800,087	89,300	889,387
Loss from discontinued operations	–	(89,300)	(89,300)
Net income for the period	$800,087	$–	$800,087
Preferred stock dividends	$(462,555)	$(8,136)	$(454,419)
Net income attributable to common shareholders	$337,532	$8,136	$345,668
Basic earnings per share for continuing operations	$0.00	$28.75	$28.75
Diluted earnings per share for continuing operations	$0.00	$1.45	$1.45

Statement of Cash Flows

	Impact of correction of error
Six months ended June 30, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Net cash used in operating activities of continuing operations	$(304,173)	$43,707	$(260,466)
Net cash provided by financing activities of continuing operations	$488,580	$(128,110)	$360,470

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2024	December 31, 2023
Accounts payable	$543,866	$720,774
Accrued credit cards	15,613	26,645
Accrued liability for collections of previously factored receivables	990,824	1,247,772
Accrued income and property taxes	5,346	5,346
Accrued professional fees	82,418	29,122
Accrued board fees	15,000	–
Accrued public company fees	9,100	–
Accrued payroll	17,564	17,472
Total	$1,679,731	$2,047,131

The Company is delinquent paying certain property taxes. As of June 30, 2024 and December 31, 2023, the balance for these property taxes was $1,649.

4.	PLANT AND EQUIPMENT, NET

Property and equipment as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Medical equipment	$96,532	$96,532
Computer Equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	15,079
Leasehold Improvement	15,950	15,950
Total	136,750	136,750
Less: accumulated depreciation	(108,821)	(102,089)
Property and equipment, net	$27,929	$34,661

For the three months ended June 30, 2024 and 2023, depreciation expense was $3,366 and $3,365, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense was $6,731 and $8,000, respectively.

5.	LAND

As of June 30, 2024 and December 31, 2023, the Company had 27 acres of land of approximately $540,000. The land is currently vacant and is expected to be developed into a residential community.

6.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 due from the previous owners as of June 30, 2024 and December 31, 2023.

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of June 30, 2024 and December 31, 2023, the Company owed the Chairman $0 and $120,997, respectively. During the six months ended June 30, 2024, the Company paid $120,997 to the Chairman.

See also Note 8. Convertible Notes Payable and the disclosure regarding Note payable 41.

See also Note 13. Commitments and Contingencies for compensation paid to employees of the Company.

7.	NOTES AND LOANS PAYABLE

Notes payable at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
Notes and loans payable	$7,369,037	$2,280,743
Less current portion	(7,226,646)	(2,136,077)
Long-term portion	$142,391	$144,666

Long-term debt matures as follows:

Amount
2024 (remainder of year)	$7,226,646
2025	4,910
2026	4,910
2027	4,910
2028	4,910
Thereafter	122,751
Total	$7,369,037

Promissory Note – Settlement Agreement

On June 11, 2024, the Company entered into a settlement agreement and release of claims with the holder of 165 shares of series R convertible preferred stock and certain convertible promissory notes (see Notes 29-2, 37-1, 37-2, and 37-3 referenced in Note 8. Convertible Notes Payable). Pursuant to the settlement agreement and release of claims, the holder agreed to cancel its shares of series R convertible preferred stock and convertible promissory notes in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000.

The note does not bear interest and requires fixed payments as follows: (i) if the Company raises at least $5 million but less than $6 million in its planned underwritten public offering (the “Offering”), then it must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th, 180th, and 240th days following the closing of the Offering, respectively; (ii) if the Company raises at least $6 million but less than $7 million in the Offering, then it must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if the Company raises at least $7 million in the Offering, then it must repay the entire principal amount on the closing date of the Offering. If the Offering is not completed by August 15, 2024, then the Company is required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. If the Offering is completed after August 15, 2024, then the Company is required to make payments as described in the schedule above. Notwithstanding the foregoing, if the Company abandons the Offering and conducts a new public offering thereafter, then the Company is required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the note, it shall become immediately due and payable on such date. The Company may prepay the entire principal amount at any time without penalty. The note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest would automatically begin to accrue at a simple interest rate of ten percent per annum. This transaction was accounted for as a debt extinguishment and a gain on settlement of $78,834 was recorded to the unaudited, consolidated statement of operations for the quarter ended June 30, 2024, in accordance with FASB Topic 470 Borrower’s Accounting for Debt Modifications.

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at June 30, 2024 and December 31, 2023. The accrued interest of the debenture was $8,205 and $7,547 at June 30, 2024 and December 31, 2023, respectively. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The principal balance and accrued interest at June 30, 2024 was $147,301 and $0, respectively, and principal and accrued interest at December 31, 2023 was $149,655 and $956, respectively.

Line of Credit

On September 29, 2023, the Company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC (“DML”) to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by the Company and DML, the maximum amount may be increased. On April 24, 2024, the Company and Nova entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, the Company and Nova entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. As of June 30, 2024, and December 31, 2023, the Company had $6,675,746 and $2,120,100, respectively, outstanding balance against the revolving receivable line of credit. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025.

8.	CONVERTIBLE NOTES PAYABLE

As of June 30, 2024 and December 31, 2023, the Company had convertible debt outstanding net of amortized debt discount of $110,000 and $3,807,030, respectively. During the six months ended June 30, 2024, the Company made $100,080 in principal payments to the holder of Notes 9 and 10-1 and paid the total outstanding accrued interest on these notes in the amount of $22,279. The Company also paid $100,000 of accrued interest to convertible noteholder related to note 40-1. On June 11, 2024, the Company entered into a settlement agreement and release of claims with the holder of Notes 29-2, 37-1, 37-2 and 37-3 (see below and also Note 7. Notes and Loans Payable for further details). Pursuant to the settlement agreement and release of claims, the holder agreed to cancel these notes in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000. Additionally, during the six months ended June 30, 2024, the Company exchanged Notes 40-1, 40-2, 40-3, 40-4, 40-5, 40-6, 40-7, 40-8, 40-9 and 40-10 for the issuance of 938,908 shares of series Y senior convertible preferred stock to the noteholder. See also Note 9. Capital Stock.

During the six months ended June 30, 2023, the Company received net proceeds of $355,500 from convertible notes. There were debt discounts associated with the convertible debt of $0 and $24,820 at June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, the Company recorded amortization of debt discounts of $11,306 and $30,633, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded amortization of debt discounts of $24,821and $48,616, respectively.

During the six months ended June 30, 2024, the Company converted $680 in accrued interest and $1,000 in conversion cost into 1,222 shares of common stock. The Company recognized $1,679 of additional paid-in capital to adjust fair value for the debt settlement during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company converted $58,800 of convertible debt, $5,873 in accrued interest and $2,000 in penalties and fees into 1,582 shares of the Company’s common stock. The Company recognized $123,566 of interest expense and additional paid-in capital to adjust fair value for the debt settlement during the six months ended June 30, 2023.

Convertible notes as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
Convertible notes payable	$110,000	$3,831,850
Discounts on convertible notes payable	–	(24,820)
Total convertible debt less debt discount	110,000	3,807,030
Current portion	110,000	3,807,030
Long-term portion	$–	$–

The following is a schedule of convertible notes payable as of and for the six months ended June 30, 2024.

Note #	Issuance	Maturity	Principal Balance 12/31/23	Settlements and/or Principal Conversions	New Loans or (Cash Paydown)	Shares Issued Upon Conversion or Exchange		Principal Balance 06/30/24	Accrued Interest on Convertible Debt at 12/31/23	Interest On Convertible Debt For the Period Ended 06/30/24	Accrued Interest on Convertible Debt at 06/30/24	Unamortized Debt Discount At 06/30/24
9	09/12/2016	09/12/2017	$50,080	–	(50,080)	1,222		$–	$5,581	$(5,581)	–	–
10	01/24/2017	01/24/2018	55,000	–	–	–		55,000	80,875	5,486	86,361	–
10-1	02/10/2023	02/10/2024	50,000	–	(50,000)	–		–	6,658	(6,658)	–	–
10-2	03/30/2023	03/30/2024	25,000	–	–	–		25,000	2,836	2,181	5,017	–
10-3	08/11/2023	08/11/2024	25,000	–	–	–		25,000	1,469	1,870	3,339	–
29-2	11/08/2019	11/08/2020	36,604	(36,604)	–	–		–	10,109	(10,109)	–	–
31	08/28/2019	08/28/2020	–	–	–	–		–	8,385	(8,385)	–	–
37-1	09/03/2020	06/30/2021	113,667	(113,667)	–	–		–	64,929	(64,929)	–	–
37-2	11/02/2020	08/31/2021	113,167	(113,167)	–	–		–	63,594	(63,594)	–	–
37-3	12/29/2020	09/30/2021	113,166	(113,166)	–	–		–	62,558	(62,558)	–	–
40-1	09/22/2022	09/22/2024	2,600,000	(2,600,000)	–	938,908	(1)	–	252,665	(252,655)	–	–
40-2	11/04/2022	09/22/2024	68,667	(68,667)	–	–		–	7,939	(7,939)	–	–
40-3	11/28/2022	09/22/2024	68,667	(68,667)	–	–		–	7,506	(7,506)	–	–
40-4	12/21/2022	09/22/2024	68,667	(68,667)	–	–		–	7,054	(7,054)	–	–
40-5	01/24/2023	03/21/2024	90,166	(90,166)	–	–		–	8,284	(8,284)	–	–
40-6	03/21/2023	09/22/2024	139,166	(139,166)	–	–		–	10,671	(10,671)	–	–
40-7	06/05/2023	06/05/2024	139,166	(139,166)	–	–		–	7,826	(7,826)	–	–
40-8	06/13/2023	06/13/2024	21,167	(21,167)	–	–		–	1,127	(1,127)	–	–
40-9	07/19/2023	07/19/2024	35,500	(35,500)	–	–		–	1,605	(1,605)	–	–
40-10	07/24/2023	07/24/2024	14,000	(14,000)	–	–		–	614	(614)	–	–
41	08/25/2023	08/25/2024	5,000	–	–	–		5,000	175	250	425
			$3,831,850	$(3,621,770)	$(100,080)	940,130		$110,000	$612,460	$(517,318)	$95,142	$–

(1)	938,908 Series Y Senior Convertible Preferred Shares issued in exchange for full value of the outstanding principal and interest on Notes 40-1, 40-2, 40-3, 40-4, 40-5, 40-6, 40-7, 40-8, 40-9 and 40-10

Note 9

On September 12, 2016, the Company issued a convertible promissory note in the principal of $80,000 for services rendered, which matured on September 12, 2017. Note 9 is currently in default and accrues at a default interest rate of 20% per annum. In May of 2024, the $58,846 total outstanding principal and interest was paid in full.

Note 10, 10-1, 10-2 and 10-3

On January 24, 2017, the Company issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. Note 10 is currently in default and accrues interest at a default interest rate of 20% per annum. On February 10, 2023, the Company executed a second tranche under this note in the principal amount of $50,000 (Note 10-1). On March 30, 2023, the Company executed a third tranche under this note in the principal amount of $25,000 (Note 10-2). On August 11, 2023, the Company executed a fourth tranche under this note in the principal amount of $25,000 (Note 10-3). In May of 2024, the $63,513 total outstanding principal and interest on Note 10-1 was paid in full. Note 10-2 is currently in default and accrues interest at a default interest rate of 20% per annum. Note 10-3 accrues interest at a rate of 15% per annum.

Notes 29-2, 37-1, 37-2 and 37-3

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

On June 11, 2024, the Company entered into a settlement agreement and release of claims with the holder of Notes 29-2, 37-1, 37-2 and 37-3 (see Note 7. Notes and Loans Payable for further details). Pursuant to the settlement agreement and release of claims, the holder agreed to cancel these notes, along with the cancellation of their holding in the series R preferred stock, in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000.

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

On April 11, 2024, the Company issued 938,908 shares of series Y senior convertible preferred stock in exchange for the settlement of the principal and interest in full on Notes 40-1, 40-2, 40-3, 40-4, 40-5, 4-6, 40-7, 40-8, 40-9 and 40-10. See also Note 9. Capital Stock.

Note 41

On August 25, 2023, the Company issued a twelve-month convertible promissory note in the principal amount of $5,000 to the Company’s CEO for the Company’s operating expenses. The rate of interest is 10% per annum.

9.	CAPITAL STOCK

On May 8, 2024, the Company amended its Articles of Incorporation to increase its authorized stock. The total amended authorized shares are 350,000,000 shares of capital stock, consisting of 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Preferred Stock

The Company has designated multiple series of preferred stock, including 2 shares of series A preferred stock, 3,000,000 shares of series B preferred stock, 500 shares of series C preferred stock, 1,000,000 shares of series E preferred stock, 50,000 shares of series F-1 preferred stock, 15,000,000 shares of series I preferred stock, 2,000,000 shares of series J preferred stock, 400,000 shares of series L preferred stock, 3,000,000 shares of series N senior convertible preferred stock, 5,000 shares of series R convertible preferred stock, 5,000,000 shares of series X senior convertible preferred stock and 1,000,000 shares of series Y senior convertible preferred stock.

The following is a description of the rights and preferences of each series of preferred stock.

Redeemable Preferred Stock

The Company recognizes the series N senior convertible preferred stock, series R convertible preferred stock and series X senior convertible preferred stock as mezzanine equity in accordance with ASC 480, “Distinguishing Liabilities from Equity”.

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

Dividend Rights. Holders of series N senior convertible preferred stock are entitled to dividends at a rate per annum of 12.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series N senior convertible preferred stock), such rate would increase by 8% per annum. Dividends accrued from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date in cash or common stock at the Company’s discretion. Dividends payable in common stock are to be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common stock on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date. At June 30, 2024 and December 31, 2023, cumulative dividends earned on the series N senior convertible preferred stock were $1,106,562 and $766,437, respectively. The total balance of the cumulative accrued dividends was paid by the Company via the issuance of 197,601 shares of the Company’s common stock as of June 30, 2024.

Liquidation Rights. Subject to the rights of creditors and the holders of any senior securities or parity securities (in each case, as defined in the certificate of designation), upon any liquidation of the Company or its subsidiaries, before any payment or distribution of the assets of the Company (whether capital or surplus) are to be made to or set apart for the holders of junior securities (as defined in the certificate of designation), including the common stock, each holder of outstanding series N senior convertible preferred stock is entitled to receive an amount of cash equal to 115% of the stated value of $4.00 per share, plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared) to, but not including the date of final distribution to such holders.

Voting Rights. Holders of series N senior convertible preferred stock do not have any voting rights; provided that, so long as any shares of series N senior convertible preferred stock are outstanding, the affirmative vote of holders of a majority of the series N senior convertible preferred stock, which majority must include SILAC Insurance Company so long as it holds any shares of series N senior convertible preferred stock, voting as a separate class, is necessary for approving, effecting or validating any amendment, alteration or repeal of any of the provisions of the certificate of designation or prior to the Company’s (or Nova’s) creation or issuance of any parity securities or new indebtedness (as defined in the certificate of designation); provided that the foregoing does not apply to any financing transaction the use of proceeds of which would be used to redeem the series N senior convertible preferred stock and the warrants issued in connection therewith. In addition, the affirmative vote of holders of 66% of the series N senior convertible preferred stock, voting as a separate class, is required prior to the Company’s (or Nova’s) creation or issuance of any senior securities.

Conversion Rights. Each share of series N senior convertible preferred stock, plus all accrued and unpaid dividends thereon, are convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock determined by dividing the stated value ($4.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by a conversion price of $900 per share (subject to standard adjustments in the event of any stock splits, stock combinations, stock reclassifications, dividends paid in common stock, sales of substantially all assets, mergers, consolidations or similar transactions); provided that in no event shall the holder of any series N senior convertible preferred stock be entitled to convert any number of shares that upon conversion the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates and (ii) the number of shares of common stock issuable upon the conversion of the series N senior convertible preferred stock with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common stock. This limitation can be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

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

Series R Convertible Preferred Stock

The series R convertible preferred stock was cancelled as part of the June 2024 promissory note and settlement agreement. See also Note 7. Notes and Loans Payable and Note 8. Convertible Notes Payable.

Ranking. The series R convertible preferred stock ranked, with respect to the distribution of assets upon liquidation, (i) senior to all common stock, series A preferred stock, series B preferred stock, series C preferred stock, series E preferred stock, series F-1 preferred stock, series I preferred stock, series J preferred stock, series L preferred stock and to each other class or series that is not expressly made senior to or on parity with the series R convertible preferred stock; (ii) on parity with each class or series that is not expressly subordinated or made senior to the series R convertible preferred stock; and (iii) junior to the series N senior convertible preferred stock, series X senior convertible preferred stock and to each other series of preferred stock and each class or series that is expressly made senior to the series R convertible preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

Dividend Rights. The holders of series R convertible preferred stock were entitled to receive cumulative dividends in the amount of twelve percent (12%) per annum, payable quarterly. In addition, holders of series R convertible preferred stock were entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. Any dividends that were not paid when due were to continue to accrue and entailed a late fee, which must be paid in cash, at the rate of 18% per annum or the lesser rate permitted by applicable law which was to accrue and compound daily from the missed payment date through and including the date of actual payment in full. At June 30, 2024 and December 31, 2023, cumulative dividends on Series R Preferred Stock were $0 and $109,980, respectively.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of series R convertible preferred stock were entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the stated value ($1,200), plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing, for each share of series R convertible preferred stock before any distribution or payment shall be made to the holders of any junior securities.

Voting Rights. The holders of series R convertible preferred stock voted together with the common stock on an as-converted basis. However, as long as any shares of series R convertible preferred stock were outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the series R convertible preferred stock, directly and/or indirectly (i) alter or change adversely the powers, preferences or rights given to the series R convertible preferred stock or alter or amend the certificate of designation, (ii) authorize or create any class of stock ranking as to redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the series R convertible preferred stock, or authorize or create any class of stock ranking as to dividends senior to, or otherwise pari passu with, the series R convertible preferred stock, (iii) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the series R convertible preferred stock, (iv) increase the number of authorized shares of series R convertible preferred stock, or (v) enter into any agreement with respect to any of the foregoing.

Conversion Rights. Each share of series R convertible preferred stock was convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock determined by dividing the stated value ($1,200 per share) by a conversion price equal to the lower of (i) $75.0 and (ii) the lowest daily VWAP during the twenty (20) trading days immediately prior to the applicable conversion date. Notwithstanding the foregoing, the Company shall not effect any conversion of the series R convertible preferred stock, and a holder shall not have the right to convert any portion of the series R convertible preferred stock, to the extent that, after giving effect to the conversion, such holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own in excess of 4.99% of the then outstanding common stock. The conversion price was subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock, as well as for mergers, business combinations and certain other fundamental transactions. In addition, subject to certain exceptions, upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), the holder could have elected, in its sole discretion, to exchange (in lieu of conversion), if applicable, all or some of the shares of series R convertible preferred stock then held for any securities or units issued in a Subsequent Financing on a $1.00 for $1.00 basis.

Participation Rights. Subject to certain exceptions, upon a Subsequent Financing, a holder of at least 100 shares of series R convertible preferred stock were to have the right to participate in up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

Company Redemption Rights. The Company had the right to redeem all (but not less than all), shares of the series R convertible preferred stock issued and outstanding at any time upon three (3) business days’ notice, at a redemption price per share equal to the product of (i) the Premium Rate multiplied by (ii) the sum of (x) the stated value ($1,200), (y) all accrued but unpaid dividends, and (z) all other amounts due to the holder. “Premium Rate” means (a) 1.1 if all of the series R convertible preferred stock is redeemed within ninety (90) calendar days from the issuance date thereof; (b) 1.2 if all of the series R convertible preferred stock is redeemed after ninety (90) calendar days and within one hundred twenty (120) calendar days from the issuance date thereof; (c) 1.3 if all of the series R convertible preferred stock is redeemed after one hundred twenty (120) calendar days and within one hundred eighty (180) calendar days from the issuance date thereof; and (iv) 1.0 if all of the series R convertible preferred stock is redeemed after one hundred eighty (180) calendar days.

Redemption Upon Triggering Events. Upon the occurrence of a Triggering Event (as defined below), each holder of series R convertible preferred stock had (in addition to all other rights it may have) the right, exercisable at the sole option of such holder, to require the Company to (A) redeem all of the series R convertible preferred stock then held by such holder for a redemption price, in cash, equal to the Triggering Redemption Amount (as defined below), or (B) at the option of each holder either (i) redeem all of the series R convertible preferred stock then held by such holder though the issuance to such holder of such number of shares of common stock equal to the quotient of (x) the Triggering Redemption Amount, divided by (y) the lowest of (1) the conversion price, and (2) 75% of the average of the 10 VWAPs immediately prior to the date of election, or (ii) increase the dividend rate on all of the outstanding series R convertible preferred stock held by such holder retroactively to the initial issuance date to 18% per annum thereafter. “Triggering Redemption Amount” means, for each share of series R convertible preferred stock, the sum of (a) the greater of (i) 130% of the stated value and (ii) the product of (y) the VWAP on the trading day immediately preceding the date of the Triggering Event, multiplied by (z) the stated value divided by the then applicable conversion price, (b) all accrued but unpaid dividends thereon and (c) all liquidated damages, late fees and other costs, expenses or amounts due in respect of the series R convertible preferred stock including, but not limited to legal fees and expenses of legal counsel to the holder in connection with, related to and/or arising out of a Triggering Event. A “Triggering Event” means any of the following events (whatever the reason for such event and whether such event shall be voluntary or involuntary or effected by operation of law or pursuant to any judgment, decree or order of any court, or any order, rule or regulation of any administrative or governmental body):

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

Dividend Rights. Holders of series X senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series X senior convertible preferred stock), such rate was to increase by 5% per annum. Dividends accrue from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date. At June 30, 2024 and December 31, 2023, cumulative dividends earned on the series X senior convertible preferred stock were $183,210 and $190,685, respectively. The total balance of the cumulative accrued dividends was paid by the Company via the issuance of 25,173 shares of the Company’s common stock as of June 30, 2024.

Liquidation Rights. Subject to the rights of creditors and the holders of any senior securities, including the series N senior convertible preferred stock, or parity securities (in each case, as defined in the certificate of designation), upon any liquidation of the Company or its subsidiaries, before any payment or distribution of the assets of the Company (whether capital or surplus) are to be made to or set apart for the holders of junior securities (as defined in the certificate of designation), including the common stock, each holder of outstanding series N senior convertible preferred stock is entitled to receive an amount of cash equal to 100% of the stated value of $4.00 per share, plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared) to, but not including the date of final distribution to such holders.

Voting Rights. Holders of series X senior convertible preferred stock do not have any voting rights; provided that, so long as any shares of series X senior convertible preferred stock are outstanding, the affirmative vote of holders of a majority of the series X senior convertible preferred stock, which majority must include Leonite Capital LLC so long as it holds any shares of series X senior convertible preferred stock, voting as a separate class, is necessary for approving, effecting or validating any amendment, alteration or repeal of any of the provisions of the certificate of designation or prior to the creation or issuance of any parity securities or new indebtedness (as defined in the certificate of designation); provided that the foregoing does not apply to any financing transaction the use of proceeds of which were to be used to redeem the series X senior convertible preferred stock and the warrants issued in connection therewith. In addition, the affirmative vote of holders of 66% of the series X senior convertible preferred stock, voting as a separate class, is required prior to the creation or issuance of any senior securities.

Conversion Rights. Each share of series X senior convertible preferred stock, plus all accrued and unpaid dividends thereon, are convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock determined by dividing the stated value ($4.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by a conversion price equal to the lower of (i) the lowest VWAP during the five (5) trading days immediately prior to the applicable conversion date and (ii) the price per share paid in any subsequent financing (the “Fixed Price”). The Fixed Price is subject to standard adjustments in the event of any stock splits, stock combinations, stock reclassifications, dividends paid in common stock, sales of substantially all assets, mergers, consolidations or similar transactions, as well as a price based antidilution adjustment, pursuant to which, subject to certain exceptions, if the Company issues common stock at a price lower than the Fixed Price, the Fixed Price shall decrease to such lower price. Notwithstanding the foregoing, in no event shall the holder of any series X senior convertible preferred stock be entitled to convert any number of shares that upon conversion the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates and (ii) the number of shares of common stock issuable upon the conversion of the series X senior convertible preferred stock with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common stock. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

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

Series Y Senior Preferred Stock

On May 15, 2024, in conjunction with the exchange of certain senior secured convertible promissory notes, 938,908 shares of series Y preferred senior convertible preferred stock were issued with an aggregate value of $3,755,632. See also Note 8. Convertible Notes Payable.

Ranking. The series Y senior convertible preferred stock ranks, with respect to the payment of dividends and the distribution of assets upon liquidation, (i) senior to all common stock and each series of preferred stock, and to each other class or series that is not expressly made senior to or on parity with the series Y senior convertible preferred stock; (ii) on parity with each class or series that is not expressly subordinated or made senior to the series Y senior convertible preferred stock; and (iii) junior to each class or series that is expressly made senior to the series Y senior convertible preferred stock.

Dividend Rights. Holders of series Y senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series Y senior convertible preferred stock), such rate shall increase by 5% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date and may be paid in cash or common stock at our discretion; provided that the Company may only pay dividends in common stock if such common stock is free-trading, freely transferable, and does not contain a legend (or be subject to stop transfer or similar instructions) restricting the resale or transferability thereof. Dividends payable in common stock shall be calculated based on a price equal to eighty percent (80%) of the VWAP during the five (5) trading days immediately prior to the applicable payment date. At June 30, 2024, the total cumulative dividends on series Y senior convertible preferred stock of $82,732.15 were paid via issuance of 12,135 shares of the Company’s common stock.

Liquidation Rights. Subject to the rights of creditors and the holders of any senior securities or parity securities (in each case, as defined in the certificate of designation), upon any liquidation event (as defined in the certificate of designation), before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of junior securities (as defined in the certificate of designation), including the common stock, each holder of outstanding series Y senior convertible preferred stock shall be entitled to receive an amount of cash equal to the greater of (i) 100% of the stated value of $4.00 per share, plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared) to, but not including the date of final distribution to such holders or (ii) such amount per share as would have been payable had all shares of series Y senior convertible preferred stock been converted into common stock immediately prior to such liquidation event.

Voting Rights. Holders of series Y senior convertible preferred stock do not have any voting rights; provided that, so long as any shares of series Y senior convertible preferred stock are outstanding, the affirmative vote of holders of a majority of the series Y senior convertible preferred stock, which majority must include Leonite Capital LLC so long as it holds any shares of series Y senior convertible preferred stock, voting as a separate class, shall be necessary for approving, effecting or validating any amendment, alteration or repeal of any of the provisions of the certificate of designation, prior to the Company’s issuance of additional shares of series Y senior convertible preferred stock or prior to the creation or issuance of any securities that are not subordinate to the series Y senior convertible preferred stock or new indebtedness (as defined in the certificate of designation); provided that the foregoing shall not apply to any financing transaction the use of proceeds of which will be used to redeem the series Y senior convertible preferred stock in full.

Conversion Rights. Commencing on the first anniversary of the date on which the Company’s common stock begins trading on the Nasdaq Stock Market, each share of series Y senior convertible preferred stock, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock determined by dividing the stated value ($4.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by a conversion price equal to the lowest VWAP during the five (5) trading days immediately prior to the applicable conversion date. Such conversion price is subject to adjustment if the Company issues common stock at a price lower than such conversion price, subject to certain exceptions. Notwithstanding the foregoing, in no event shall the holder of any series Y senior convertible preferred stock be entitled to convert any number of shares that upon conversion the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates and (ii) the number of shares of common stock issuable upon the conversion of the series Y senior convertible preferred stock with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common stock. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

Preferred Stock Transactions

During the six months ended June 30, 2024, the Company executed the following transactions:

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

•	An aggregate of 1,159,299 shares of series B preferred stock were converted into an aggregate of 2,318,598 shares of common stock.

•	An aggregate of 61 shares of series C preferred stock were converted into an aggregate of 610,000 shares of common stock.

•	An aggregate of 80,375 shares of series E preferred stock were converted into an aggregate of 160,750 shares of common stock.

•	An aggregate of 10,002 shares of series F-1 preferred stock were converted into an aggregate of 20,004 shares of common stock.

•	An aggregate of 3,377,000 shares of series I preferred stock were converted into an aggregate of 6,754,000 shares of common stock.

•	An aggregate of 1,713,584 shares of series J preferred stock were converted into an aggregate of 3,427,168 shares of common stock.

•	2 shares of series C preferred stock were cancelled, which were issued erroneously.

•	165 shares of series R preferred stock were cancelled as part of the settlement agreement described in Note 7. Notes and Loans Payable

•

On May 15, 2024, in conjunction with the exchange of certain senior secured convertible promissory notes, 938,908 shares of series Y senior convertible preferred stock were issued with an aggregate value of $3,755,632.

During the six months ended June 30, 2023, the Company executed the following transaction:

•	On May 25, 2023, the Company issued 3,150 shares of series B preferred stock to Zia Choe, Interim Chief Financial Officer for $25,000.

Common Stock

In addition to the issuance of common stock from the conversions of preferred stock noted above, during the six months ended June 30, 2024, the Company executed the following transactions:

•	The Company issued an aggregate of 234,909 shares of common stock in payment of various accrued dividends on the series N, series X and series Y preferred stock.

•	The Company issued 1,222 shares of common stock upon conversion of certain convertible notes.

•	On March 5, 2024, the Company issued 7,500 shares of common stock to an investor relation service provider. The Company recognized the fair value for the issuance of the 7,500 shares at $1.55 per share on the closing market price of March 5, 2024 and recorded selling, general and administrative expense of $11,617 in the consolidated statement of operations.

•	On March 26, 2024, the Company issued an aggregate of 30,000 shares of common stock to three board members. The Company recognized the fair value for the issuance of 30,000 shares at $6.50 per share on the closing market price of March 26, 2024 and recorded share based compensation expense of $195,000 in the consolidated statement of operations.

•	In February 2024, as part of the Red Rock settlement executed in July 2022, the Company issued an aggregate of 37,104 shares of common stock to six previous owners. The Company recognized the fair value for the issuance of 37,104 shares at $3 per share on the closing market price of February 4 through February 6, 2024, and recorded share loss from discontinued operations of $111,312 in the consolidated statement of operations.

During the six months ended June 30, 2023, the Company executed the following transaction:

•	During the six months ended June 30, 2023, the Company issued 1,583 shares of common stock upon conversion of certain convertible notes.

10.	WARRANTS

The table below sets forth warrant activity during the six months ended June 30, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2024	3,140	$0.015
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at June 30, 2024	3,140	0.015
Warrants Exercisable at June 30, 2024	3,140	$0.015

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2023	3,141	$0.015
Granted	–	–
Exercised	–	–
Expired	(1)	–
Balance at June 30, 2023	3,140	0.015
Warrants Exercisable at June 30, 2023	3,140	$0.015

11.	DISCONTINUED OPERATIONS

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

Net liabilities of discontinued operations	June 30, 2024	December 31, 2023
Cash	$342	$342
Accounts receivable	300	300
Accounts payable and accrued expenses	238,285	238,285
Net liabilities of discontinued operations	$(237,643)	$(237,643)

	Three Months Ended June 30,
Gain (Loss) from discontinued operations	2024	2023
Revenue	$–	$118,304
Cost of sales	–	(21,297)
Selling, general and administrative expenses	–	(140,276)
Interest expense	–	(541)
Settlement loss	–	–
Loss from discontinued operations	$–	$(43,810)

	Six Months Ended June 30,
Gain (Loss) from discontinued operations	2024	2023
Revenue	$–	$272,703
Cost of sales	–	(48,125)
Selling, general and administrative expenses	–	(311,835)
Interest expense	–	(2,043)
Settlement loss	(111,312)	–
Loss from discontinued operations	$(111,312)	$(89,300)

12.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the six months ended June 30, 2024 and 2023, the Company determined there to be no impairment.

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

The Company leases eleven medical facilities and one vehicle as operating leases as of June 30, 2024. The Company recorded operating lease expenses of $99,815 and $56,378 for the three months ended June 30, 2024 and 2023, respectively, and the Company recorded operating lease expense of $200,177 and $134,230 for the six months ended June 30, 2024 and 2023, respectively.

The Company has operating leases with future commitments as follows:

Amount
2024 (remainder of year)	$87,011
2025	168,158
2026	80,018
2027	8,609
Total	$343,796

The following table summarizes supplemental information about the Company’s leases:

Weighted-average remaining lease term	2.12 years
Weighted-average discount rate	4.55%

Employees

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chief Executive Officer based on his employment agreement since July 1, 2020, of which 50% was being paid in cash and 50% was being accrued through December 31, 2023. As of January 1, 2024, these are being paid in cash. The total outstanding accrued compensation as of June 30, 2024 and December 31, 2023 was $2,115,500 and $2,365,500, respectively.

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chairman of the Board based on his employment agreement since July 1, 2020, of which 50% was being paid in cash and 50% was being accrued through April 30, 2024. As of May 1, 2024, these are being paid in cash. The total outstanding accrued compensation as of June 30, 2024 and December 31, 2023 was $2,220,500 and $2,350,500, respectively.

The Company agreed to pay $228,000 per year to the Chief Finance Officer based on his employment agreement effective as of January 2, 2024. There was no outstanding accrued compensation as of June 30, 2024.

The Company agreed to pay $210,000 per year to the Chief Accounting Officer based on her employment agreement effective as of January 2, 2024. As of June 30, 2024, there was $8,750 in accrued severance which will be paid out in the third quarter of 2024.

The Company agreed to pay $156,000 per year to the previous Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of June 30, 2024 and December 31, 2023 was $17,057.

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

At June 30, 2024, the Company had federal and state net operating loss carry forwards of approximately $24 million that expire in various years through the year 2039. Due to current period losses and carryforwards of past net operating losses, there is no provision for current federal or state income taxes for the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, the Company had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Asset:	June 30, 2024	December 31, 2023
Healthcare	$20,146,098	$18,955,991
Real Estate	582,620	587,456
Others	3,930,302	1,202,364
Consolidated assets	$24,659,020	$20,745,811

	Three Months Ended June 30,
	2024	2023 (Restated)
Revenues:
Healthcare	$2,330,964	$3,364,506
Real Estate	–	–
Consolidated revenues	$2,330,964	$3,364,506

Cost of sales:
Healthcare	$793,010	$1,081,689
Real Estate	–	–
Consolidated cost of sales	$793,010	$1,081,689

Income from operations from subsidiaries
Healthcare	$406,756	$2,106,551
Real Estate	(3,962)	(1,743)
Income from operations from subsidiaries	$402,794	$2,104,808

Loss from operations from Cardiff Lexington	$(605,139)	$(355,369)
Total income from operations	$(202,245)	$1,749,439

Income (loss) before taxes
Healthcare	$406,756	$1,378,445
Real Estate	(3,962)	(1,743)
Corporate, administration and other non-operating expenses	(577,241)	(516,814)
Consolidated income (loss) before taxes	$(174,447)	$859,888

	Six Months Ended June 30,
	2024	2023 (Restated)
Revenues:
Healthcare	$4,992,930	$6,070,905
Real Estate	–	–
Consolidated revenues	$4,992,930	$6,070,905

Cost of sales:
Healthcare	$1,741,164	$2,037,984
Real Estate	–	–
Consolidated cost of sales	$1,741,164	$2,037,984

Income (loss) from operations from subsidiaries
Healthcare	$1,558,040	$3,384,790
Real Estate	(4,836)	(1,840)
Income from operations from subsidiaries	$1,553,204	$3,382,950

Loss from operations from Cardiff Lexington	$(1,536,557)	$(875,962)
Total income from operations	$16,647	$2,506,988

Income (loss) before taxes
Healthcare	$1,558,040	$2,195,542
Real Estate	(4,836)	(1,840)
Corporate, administration and other non-operating expenses	(1,899,443)	(1,304,315)
Consolidated income (loss) before taxes	$(346,239)	$889,387

17.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to June 30, 2024 to the date these consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

Subsequent to June 30, 2024, an aggregate of 38,750 shares of series B preferred stock were converted into an aggregate of 77,500 shares of common stock.

Subsequent to June 30, 2024, an aggregate of 14 shares of series C preferred stock were converted into an aggregate of 140,000 shares of common stock.

Subsequent to June 30, 2024, an aggregate of 16,250 shares of series F-1 preferred stock were converted into an aggregate of 32,500 shares of common stock.

Subsequent to June 30, 2024, an aggregate of 100,000 shares of series I preferred stock were converted into an aggregate of 200,000 shares of common stock.

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

Segments

As of June 30, 2024, we had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended June 30, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$2,330,964	100.00%	$3,364,506	100.0%
Total cost of sales	793,010	34.02%	1,081,689	32.15%
Gross profit	1,537,954	65.98%	2,282,817	67.85%
Operating expenses
Depreciation expense	3,366	0.14%	3,365	0.10%
Selling, general and administrative	1,736,933	74.52%	530,013	15.75%
Total operating expenses	1,740,299	74.66%	533,378	15.85%
(Loss) income from continuing operations	(202,345)	(8.68)%	1,749,439	52.00%
Other income (expense)
Other income	2,047	0.09%	–	–
Gain on debt refinance and forgiveness	78,834	3.38%	–	–
Penalties and fees	(330)	(0.01)%	(15,000)	(0.45)%
Interest expense	(41,347)	(1.77)%	(843,918)	(25.08)%
Amortization of debt discounts	(11,306)	(0.49)%	(30,633)	(0.91)%
Total other income (expense)	27,898	1.20%	(889,551)	(26.44)%
Net (loss) income before discontinued operations	(174,447)	(7.48)%	859,888	25.56%
Loss from discontinued operations	–	–	(43,810)	(1.30)%
Net (loss) income	$(174,447)	(7.48)%	$816,078	24.26%

Revenue. For the three months ended June 30, 2024, and 2023, all of our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue decreased by $1,033,542, or 30.72%, to $2,330,964 for the three months ended June 30, 2024 from $3,364,506 for the three months ended June 30, 2023. The decrease in revenue is primarily attributable to the mix of services provided during the quarter with less higher revenue surgical procedures performed and an increase in the lower revenue pain management treatments being performed for approximately the same number of patient visits in the current three month period as compared to the same three month period in the prior year.

Cost of sales. Our cost of sales consists of surgical center and laboratory fees, physician and professional fees, salaries and wages and medical supplies. Our total cost of sales decreased by $288,679, or 26.69%, to $793,010 for the three months ended June 30, 2024 from $1,081,689 for the three months ended June 30, 2023. This decrease is mainly attributable to decreases in salaries and wages, surgical contracted services and laboratory fees.

Gross profit. As a result of the foregoing, our total gross profit decreased by $744,863, or 32.63%, to $1,537,954 for the three months ended June 30, 2024 from $2,282,817 for the three months ended June 30, 2023. Our total gross margin (as a percent of revenue) decreased from 67.85% for the three months ended June 30, 2023 to 65.98% for the three months ended June 30, 2024.

Depreciation expense. Our depreciation expense was $3,366, or 0.14% of revenue, for the three months ended June 30, 2024, as compared to $3,365, or 0.10% of revenue, for the three months ended June 30, 2023.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries, bonuses plus related payroll taxes and stock compensation expense, advertising expenses, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses increased by $1,206,920, or 227.72%, to $1,736,933 for the three months ended June 30, 2024 from $530,013 for the three months ended June 30, 2023. As a percentage of revenue, our selling, general and administrative expenses were 74.52% and 15.75% for the three months ended June 30, 2024 and 2023, respectively. Increases were primarily attributable to increases in salaries and wages expense of $311,215, bad debt expense of $902,183, rent expense of $44,363, board fee expense of $30,919, general and administrative expenses of $19,646 and professional fees of $28,605 offset by a decrease in management fees of $150,000. As a result of our efforts to accelerate cash collections throughout 2024, we have experienced lower than normal settlements of our accounts receivable resulting in the increase in bad debt expense in the three months ended June 30, 2024. This may continue as we continue to pay down the liability associated with the third-party factoring of accounts receivable from previous years.

Total other income (expense). We had $27,898 in total other income, net, for the three months ended June 30, 2024, as compared to total other expense, net, of $889,551 for the three months ended June 30, 2023. Other income, net, for the three months ended June 30, 2024 consisted of gain on debt refinance and forgiveness of $78,834 and other income of $2,047, offset by interest expense of $41,347, amortization of debt discounts of $11,306 and penalties and fees of $330. Other expense, net, for the three months ended June 30, 2023 consisted of interest expense of $843,918, amortization of debt discounts of $30,633 and financing penalties and fees of $15,000. The interest income for the three months ended June 30, 2024 was mainly a result of the write-off of accrued interest as part of the settlement agreement described below.

Discontinued operations. For the three months ended June 30, 2024 and 2023, we recorded a loss from discontinued operations of $0 and $43,810, respectively.

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss was $174,447 for the three months ended June 30, 2024, as compared to net income of $816,078 for the three months ended June 30, 2023, a decrease of $990,525.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the six months ended June 30, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$4,992,930	100.00%	$6,070,905	100.0%
Total cost of sales	1,741,164	34.87%	2,037,984	33.57%
Gross profit	3,251,766	65.13%	4,032,921	66.43%
Operating expenses
Depreciation expense	6,731	0.13%	8,000	0.13%
Share based compensation	300,225	6.01%	–	–
Selling, general and administrative	2,928,163	58.65%	1,517,933	25.00%
Total operating expenses	3,235,119	64.79%	1,525,933	25.14%
Income from continuing operations	16,647	0.33%	2,506,988	41.30%
Other income (expense)
Other income	2,047	0.04%	204	0.00%
Gain on debt refinance and forgiveness	78,834	1.58%	390	0.01%
Penalties and fees	(1,330)	(0.03)%	(32,000)	(0.53)%
Interest expense	(417,616)	(8.36)%	(1,537,579)	(25.33)%
Amortization of debt discounts	(24,821)	(0.50)%	(48,616)	(0.80)%
Total other expense	(362,886)	(7.27)%	(1,617,601)	(26.65)%
Net (loss) income before discontinued operations	(346,239)	(6.93)%	889,387	14.65%
Loss from discontinued operations	(111,312)	(2.23)%	(89,300)	(1.47)%
Net (loss) income	$(457,551)	(9.16)%	$800,087	13.18%

Revenue. Our total revenue decreased by $1,077,975, or 17.76%, to $4,992,930 for the six months ended June 30, 2024 from $6,070,905 for the six months ended June 30, 2023. The decrease in revenue is primarily attributable to the mix of services provided during the first half of the year with less higher revenue surgical procedures performed and an increase in the lower revenue pain management treatments being performed for approximately the same number of patient visits in the current six month period as compared to the same six month period in the prior year.

Cost of sales. Our total cost of sales decreased by $296,820, or 14.56%, to $1,741,164 for the six months ended June 30, 2024 from $2,037,984 for the six months ended June 30, 2023. This decrease is mainly attributable to decreases in salaries and wages, surgical contracted services and laboratory fees.

Gross profit. As a result of the foregoing, our total gross profit decreased by $781,155, or 19.37%, to $3,251,766 for the six months ended June 30, 2024 from $4,032,921 for the six months ended June 30, 2023. Our total gross margin (as a percent of revenue) decreased from 66.43% for the six months ended June 30, 2023 to 65.13% for the six months ended June 30, 2024.

Depreciation expense. Our depreciation expense was $6,731, or 0.13% of revenue, for the six months ended June 30, 2024, as compared to $8,000, or 0.13% of revenue, for the six months ended June 30, 2023.

Share based compensation expense. Our share-based compensation expense $300,225, or 6.01% of revenue, for the six months ended June 30, 2024, as compared to $0 for the six months ended June 30, 2023. The increase is due to stock issuances for investor relation services, stock issued to board members and stock issued as compensation for new employment bonuses to management.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased by $1,410,230, or 92.90%, to $2,928,163 for the six months ended June 30, 2024 from $1,517,933 for the six months ended June 30, 2023. As a percentage of revenue, our selling, general and administrative expenses were 58.65% and 25.00% for the six months ended June 30, 2024 and 2023, respectively. Increases were primarily attributable to increases in bad debt expense of $1,242,017, salaries and wages expense of $504,350 and stock compensation expense of $93,600, offset by decreases in professional fees of $21,826 and management fees of $45,000. As a result of our efforts to accelerate cash collections throughout 2024, we have experienced lower than normal settlements of our accounts receivable resulting in the increase in bad debt expense in the three months ended June 30, 2024. This may continue as we continue to pay down the liability associated with the third-party factoring of accounts receivable from previous years.

Total other expense. We had $362,886 in total other expense, net, for the six months ended June 30, 2024, as compared to total other expense, net, of $1,617,601 for the six months ended June 30, 2023. Other expense, net, for the six months ended June 30, 2024 consisted of interest expense of $417,616, amortization of debt discounts of $24,821 and penalties and fees of $1,330, offset by other income of $78,834 for the gain on debt refinance and forgiveness and other income of $2,047. Other expense, net, for the six months ended June 30, 2023 consisted of interest expense of $1,537,579, amortization of debt discounts of $48,616 and financing penalties and fees of $32,000, offset by a gain on debt refinance and forgiveness of $390 and other income of $204. The decrease is primarily attributable to the decrease in interest expense due to the settlement agreement described below.

Discontinued operations. For the six months ended June 30, 2024 and 2023, we recorded a loss from discontinued operations of $111,312 and $89,300, respectively.

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss for the six months ended June 30, 2024 was $457,551, as compared to net income of $800,087 for the six months ended June 30, 2023, a decrease of $1,257,638.

Liquidity and Capital Resources

As of June 30, 2024, we had $3,196,795 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023 (Restated)
Net cash used in operating activities from continuing operations	$(1,980,727)	$(260,466)
Net cash provided by financing activities from continuing operations	4,199,267	360,470
Net change in cash	2,329,852	189,304
Cash and cash equivalents at beginning of period	866,943	219,085
Cash and cash equivalents at end of period	$3,196,795	$408,389

Our net cash used in operating activities from continuing operations was $1,980,727 for the six months ended June 30, 2024, as compared to $260,466 for the six months ended June 30, 2023. The primary drivers of our net cash used in operating activities for the six months ended June 30, 2024 are our net loss of $457,551, decreases of $2,755,040 in accounts receivable, $367,400 in accounts payable and other accrued expenses and $380,001 in accrued officer’s compensation, offset by $1,242,017 in bad debt expense and share based compensation of $788,600. For the six months ended June 30, 2023, our net income of $800,087, an increase in accounts payable and accrued expenses of $738,353, an increase in accrued officer’s compensation of $334,000, bad debt expense of $270,000 and an increase in accrued interest of $248,137, offset by a decrease in accounts receivable of $2,859,607, were the primary drivers for the cash used in operations.

Prior to April 2023, we factored (sold) the vast majority of our accounts receivable to third party(s) to generate working capital to fund ongoing business operations and growth, which led to a significant increase in accounts receivable. We have a 99% collection rate based on net settlements recorded to our accounts receivable and revenue. Our accounts receivable balance each reporting period does not include accounts receivables that were factored (sold). Further, accounts receivable and revenue are recorded at what we anticipate will ultimately be collected, which historically is 99% of the net recognized upon billing to our patients of gross amounts for services. In the past, for those receivables that were factored, and we were advanced 46% of the accounts receivable balance and recorded 54% to finance charge. We last factored our accounts receivable in the first quarter of fiscal 2023. Collection rates are estimated considering our 48-month historical collections with primary emphasis to the most current prior 12-month trailing payment and collection percentage rates. As a result of our efforts to accelerate cash collections throughout 2024, in order to paydown the liability associated with the third-party factoring from previous years, we have experienced lower than normal collection rates on our accounts receivable. We acquired Nova in May 2021. Nova was founded in January 2019. As of December 31, 2023, we based our 48-month historical collections analysis on a look back period from December 31, 2023 to 48 months, part of which was a period of time we did not yet own Nova. We use the loss rate method to measure expected credit losses, and in addition we qualitatively evaluate on an ongoing basis various factors, which include market conditions in which we operate, and the status of claims being settled. We have established billing rates, which are not the same as actual amounts recovered. These rates generally do not reflect what is ultimately paid by the customer, insurance carriers, law firms and other payors, which is typically received eighteen to twenty-four months later, and are not reported in the consolidated financial statements at those established billing rates. Our customers, the patients, typically pay amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology, or CPT, guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code. This fee is discounted to reflect the percentage paid to us “using a modifier” recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee. The net revenue is recorded at the time the services are rendered. Collection of that revenue typically occurs eighteen to twenty-four months later and after the patient claim develops and settles. Historical collection rates are estimated using the most current prior 12-month historical payment and collection percentages. We may incur instances whereby patient claims are not settled. However, these instances are very rare. For example, if a patient dies during the claim’s development period and there is no estate to bequeath, the claim may not be settled. Settlements that are less than what was billed to the patient are covered in our 99% collectability rate. See also Note 1 to our consolidated financial statements.

For the six months ended June 30, 2023, we factored a total of $544,196 of our accounts receivable in exchange for cash of $253,750. We ceased factoring of accounts receivable in the first quarter of 2023. The most recent average collection time for accounts receivable was approximately 470 days from the initial date of service. Typically, a patient will have a series of dates of service over an average of 12 to 16 months.

We had no investing activities for the six months ended June 30, 2024 and 2023.

Our net cash provided by financing activities was $4,199,267 for the six months ended June 30, 2024, as compared to $360,470 for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2024 consisted of the proceeds of $4,522,695 from line of credit, offset by the payment of $120,997 to a director, $100,079 paid on convertible notes payable, $100,000 in dividend payments and $2,352 in payments on the SBA loan described below. Net cash provided by financing activities for the six months ended June 30, 2023 consisted of proceeds from convertible notes payable of $355,500 and proceeds from line of credit of $35,131, offset by repayments of line of credit of $30,161.

Convertible Notes

As of June 30, 2024, we had convertible debt outstanding net of amortized debt discount of $110,000. During the six months ended June 30, 2024, we made $100,080 in principal payments and paid the total outstanding accrued interest on these notes in the amount of $22,279. We also paid $100,000 of accrued interest to a convertible noteholder.

On June 11, 2024, we entered into a settlement agreement and release of claims with the holder certain notes. Pursuant to the settlement agreement and release of claims, the holder agreed to cancel such notes in exchange for the fixed amount settlement promissory note in the principal amount of $535,000 described below. Additionally, during the six months ended June 30, 2024, we exchanged certain notes for the issuance of 938,908 shares of series Y senior convertible preferred stock to the noteholder.

 On January 24, 2017, we issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. This note is currently in default and accrues interest at a default interest rate of 20% per annum. On March 30, 2023, we executed an additional tranche under this note in the principal amount of $25,000. This note is currently in default and accrues interest at a default interest rate of 20% per annum. On August 11, 2023, we executed an additional tranche under this note in the principal amount of $25,000. This note accrues interest at a rate of 15% per annum.

On August 25, 2023, we issued a twelve-month convertible promissory note in the principal amount of $5,000 to our chief executive officer for our operating expenses. The rate of interest is 10% per annum.

Promissory Note – Settlement Agreement

On June 11, 2024, we entered into a settlement agreement and release of claims with the holder of 165 shares of series R convertible preferred stock and certain convertible promissory notes. Pursuant to the settlement agreement and release of claims, the holder agreed to cancel its shares of series R convertible preferred stock and convertible promissory notes in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000. This transaction was accounted for as a debt extinguishment and a gain on settlement of $78,834 was recorded to the unaudited consolidated statement of operations for the quarter ended June 30, 2024, in accordance with FASB Topic 470 Borrower’s Accounting for Debt Modifications.

The note does not bear interest and requires fixed payments as follows: (i) if we raise at least $5 million but less than $6 million in our planned underwritten public offering, or the Offering, then we must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th, 180th, and 240th days following the closing of the Offering, respectively; (ii) if we raise at least $6 million but less than $7 million in the Offering, then we must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if we raise at least $7 million in the Offering, then we must repay the entire principal amount on the closing date of the Offering. If the Offering is not completed by August 15, 2024, then we are required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. If the Offering is completed after August 15, 2024, then we are required to make payments as described in the schedule above. Notwithstanding the foregoing, if we abandon the Offering and conduct a new public offering thereafter, then we are required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the note, it shall become immediately due and payable on such date. We may prepay the entire principal amount at any time without penalty. The note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest would automatically begin to accrue at a simple interest rate of ten percent per annum.

Small Business Administration Loans

On June 2, 2020, we obtained a loan from the Small Business Administration of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at June 30, 2024 was $147,301 and $0, respectively.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at June 30, 2024 and the accrued interest was $8,205. We assigned all of our receivables from consumer activations of the rewards program as collateral on this debenture.

Line of Credit

On September 29, 2023, our company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC, or DML, to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by us and DML, the maximum amount may be increased. On April 24, 2024, we entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, we entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. As of June 30, 2024, we had an outstanding balance of $6,675,746 against the revolving receivable line of credit. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025.

Related Party Loans

In connection with the acquisition of Edge View on July 16, 2014, we assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts is $4,979 as of June 30, 2024.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we are still in the process of remediating as of June 30, 2024, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for the description of these weaknesses.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have evaluated the material weakness described above and our management and board of directors are committed to the design and successful implementation of internal control over financial reporting as promptly as possible. We are evaluating our updated internal controls design and will determine whether the controls have operated effectively during 2024 in order to fully remediate the aforementioned material weakness in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2024, we continued to implement the following remedial procedures:

•	We are making necessary changes by making strategic hiring decisions and providing training to our financial team, and other relevant personnel, on the GAAP accounting guidelines applicable to financial reporting requirements.

•	We plan to implement proper documentation procedures for key functional areas, control objectives and our workflows.

•	We plan to reinforce effective compensating controls can improve the design of the current process with limited human resources.

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the three months ended June 30, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended June 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

We received a letter from the SEC, dated July 10, 2024, which contained comments from the SEC relating to our Annual Report of Form 10-K for the fiscal year ended December 31, 2023, or the 2023 10-K. In response to such comments, we filed amendments to the 2023 10-K on July 24, 2024 and on August 8, 2024. As of the date of this report, the SEC comments that remain pending, which we have addressed in the 2023 10-K amendment filed on August 8, 2024 and in an accompanying letter to the SEC, for which we are awaiting the SEC’s response. Since we have not yet resolved all of the comments of the staff of the SEC, we may be required to further amend our 2023 Form 10-K and it is possible that we may be required to amend this report in order to incorporate any additional input we receive from the staff of the SEC.

The SEC has requested that we provide additional discussions and disclosures, including those related to: accounts receivable and roll forward for allowance for credit losses balances; amounts and statistics for accounts receivable factored (sold) to third party(s); collection financial information; settlement amounts and statistics for amounts written off and charged to bad debt expense; and the accounting treatment of current assets based on our normal operating cycle.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 10, 2024)
3.3	Certificate of Designation of Series A Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.4	Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.5	Certificate of Correction of Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed on March 27, 2024)
3.6	Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.7	Certificate of Correction of Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed on March 27, 2024)
3.8	Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.9	Certificate of Correction of Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.8 to the Annual Report on Form 10-K filed on March 27, 2024)
3.10	Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.11	Certificate of Correction of Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K filed on March 27, 2024)
3.12	Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.13	Certificate of Correction of Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to the Annual Report on Form 10-K filed on March 27, 2024)
3.14	Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.15	Certificate of Correction of Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.16 to the Annual Report on Form 10-K filed on March 27, 2024)
3.16	Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.17

Certificate of Designation of Series X Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)

3.18	Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 14, 2024)
3.19	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.1	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to SILAC Insurance Company on May 21, 2021 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on June 6, 2023)
10.1	Settlement Agreement and Release of Claims, dated June 11, 2024, between Cardiff Lexington Corporation and GHS Investments, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2024)
10.2	Fixed Amount Settlement Promissory Note issued by Cardiff Lexington Corporation to GHS Investments, LLC on June 11, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2024)
10.3	Securities Exchange Agreement, dated May 13, 2024, between Cardiff Lexington Corporation and Leonite Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 14, 2024)
10.4	Security and Pledge Agreement, dated May 13, 2024, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC, Edge View Properties, Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 14, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2024	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Shafer
Name: Matthew Shafer
Title: Chief Financial Officer
(Principal Financial Officer)

55