Form 10-Q/A
period 2024-03-31
Cardiff Lexington Corp
filed 2024-10-17
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Cardiff Lexington Corporation (the “Company”) is filing this Amendment No 1 on Form 10-Q (“Amendment”) to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2024, which was originally filed with the Securities and Exchange Commission on May 10, 2024 (the “Form 10-Q”).

This Amendment is being filed to correct an error in the Form 10-Q as a result of a change in classification of credit loss expense to net revenue. Additionally, the Company filed this Amendment to respond to certain comments received from the staff of the Securities and Exchange Commission. The Form 10-Q, as amended by this Amendment, continues to be as of May 10, 2024 and does not reflect events occurring after May 10, 2024.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Three Months Ended March 31,
	2024 (Restated)	2023 (Restated)
REVENUE	$2,322,132	$2,706,399
COST OF SALES	948,154	956,295
GROSS PROFIT	1,373,978	1,750,104

OPERATING EXPENSES
Depreciation expense	3,365	4,635
Share based compensation	300,225	–
Selling, general and administrative	851,396	987,921
Total operating expenses	1,154,986	992,556

INCOME FROM CONTINUING OPERATIONS	218,992	757,548

OTHER INCOME (EXPENSE)
Other income	–	205
Gain on debt refinance and forgiveness	–	390
Penalties and fees	(1,000)	(17,000)
Interest expense	(376,269)	(693,661)
Amortization of debt discounts	(13,515)	(17,983)
Total other expenses	(390,784)	(728,049)

NET (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	(171,792)	29,499
LOSS FROM DISCONTINUED OPERATIONS	(111,312)	(45,490)
NET LOSS FOR THE PERIOD	$(283,104)	$(15,991)

PREFERRED STOCK DIVIDENDS	(151,634)	(344,947)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(434,738)	$(360,938)

BASIC LOSS PER SHARE
CONTINUING OPERATIONS	$(0.11)	$(31.04)
DISCONTINUED OPERATIONS	$(0.03)	$(3.91)

DILUTED LOSS PER SHARE
CONTINUING OPERATIONS	$(0.11)	$(30.34)
DISCONTINUED OPERATIONS	$(0.03)	$(3.91)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	3,818,218	11,627
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	3,818,218	11,627

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Three Months Ended March 31,
	2024 (Restated)	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(283,104)	$(15,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,365	4,635
Amortization of debt discount	13,515	17,983
Bad debt	–	270,000
Conversion and note issuance cost	1,000	5,000
Share issuance for compensations to directors and officers	788,600	–
Share issuance for service rendered	11,625	–
Fair value settled upon conversion	–	123,566
Gain on forgiveness of debt	–	(390)
(Increase) decrease in:
Accounts receivable	(1,344,676)	(1,111,317)
Right of use - assets	59,259	29,300
Prepaids and other current assets	(4,200)	–
Increase (decrease) in:
Accounts payable and accrued expense	56,978	270,710
Due to related party	(75,153)	–
Accrued officers compensation	(410,000)	154,000
Accrued interest	48,446	122,508
Right of use - liabilities	(53,471)	(30,993)
Net cash used in operating activities	(1,187,816)	(160,989)

Net cash provided by (used in) Discontinued Operations – Operating	111,312	(28,294)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	–	240,000
Repayment of SBA loans	(160)	(750)
Proceeds from line of credit	1,463,273	–
Net cash provided by financing activities	1,463,113	239,250

Net cash provided by Discontinued Operations – Financing	–	73,784

NET INCREASE IN CASH AND CASH EQUIVALENTS	386,609	123,751
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	866,943	219,085
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,253,552	$342,836

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for Interest	$50,000	$1,503

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$1,680	$66,673
Right of use assets acquired	$186,638	$–

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

Accounts Receivable

In the normal course of business, the Company is in the lien based medical industry providing orthopedic healthcare servicing an uninsured market insulated by a letter of protection which insulates the Company and insures payment in full from insurance settlements. Accounts receivable consists of amounts due from attorneys and insurance providers for services provided to patients under the letter of protection. The accounts receivable are recorded at the expected settlement realization amount, which is less contractual adjustments and an allowance for credit losses. The Company recognizes an allowance for credit losses for its accounts receivable to present the net amount expected to be collected as of the balance sheet date. This allowance is determined based on the history of net settlements received, where the net settlement amount is not collected. No collection can happen if no settlement is reached with the defendant’s insurance company and the plaintiff (the patient) loses the case at trial, or the case is abandoned, then the Company will not be able to collect on its letter of protection and its receivable will not be collected. Additionally, the Company considers economic factors and events or trends expected to affect future collections experience. The no collection history of the Company’s customers is considered in future assessments of collectability as these patterns are established over a longer period. The Company uses the term collection and collection rate in its disclosures to describe the historical less than 1% occurrence of not collecting under a contract, which aligns with the Company’s credit loss accounting under ASC 326.

The Company does not have a significant exposure to credit losses as it has historically had a less than 1.0% loss rate where the Company received no settlement amount for its outstanding accounts receivable. Although possible, claims resulting in zero collection upon settlement are rare based on the Company’s historical experience and has historically been 0.5% to 1.0% of its outstanding accounts receivable, thereby resulting in a collection rate of 99%. The Company uses the loss rate method to record its allowance for credit losses. The Company applies the loss rate method by reviewing its zero collection history on a regular basis and updating its estimates of credit losses to adjust for changes in loss data. The Company typically collects on its accounts receivable between eighteen and twenty-four months after recording. The Company does not record an allowance for credit losses based on an aging of its accounts receivable as the aging of the Company’s receivables do not influence the credit loss rate due to the nature of its business and the letter of protection. The Company does not adjust its receivables for the effects of a significant financing component at contract inception as the timing of variable consideration is determined by the settlement, which is outside of the Company’s control. As of March 31, 2024 and December 31, 2023, the Company’s allowance for credit losses was $122,190. The Company recognized $270,000 of credit loss expense during the three months ended March 31, 2023, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations. The Company did not recognize any credit loss expense during the three months ended March 31, 2024.

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

Revenue Recognition

The Company’s primary source of revenue is its healthcare subsidiary, which records revenues from providing licensed and/or certified orthopedic procedures. Revenue is recognized at a point in time in accordance with ASC 606 and at an estimated net settlement realization rate based on gross billed charges. The Company’s healthcare subsidiary does not have contract liabilities or deferred revenue as there are no amounts prepaid for services. The Company applies the following five-step ASC 606 model to determine revenue recognition:

•	Identification of a contract with a customer

•	Identification of the performance obligations in the contact

•	Determination of the transaction price

•	Allocation of the transaction price to the separate performance obligations

•	Recognition of revenue when performance obligations are satisfied.

The Company applies the five-step model when it is probable that the Company will settle the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses services promised within each contract and determines those that are a performance obligation and assesses whether each promised service is distinct.

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

Accordingly, the Company recognizes net revenue when the patient receives orthopedic care services. The Company’s patient service contracts generally have performance obligations which are satisfied at a point in time. The performance obligation is for onsite or off-site care provided. Patient service contracts are generally fixed-price, and the transaction price is in the contract. Revenue is recognized when obligations under the terms of the contract with the Company’s patients are satisfied; generally, at the time of patient care.

In determining net revenue to record under ASC 606, the Company must estimate the transaction price, including estimates of variable consideration in the contract at inception. In order to estimate variable consideration, the Company uses established billings rates (also described as “gross charges”) for the procedures being performed, however, the billing rates are not the same as actual amounts recovered for the Company’s healthcare subsidiary. They generally do not reflect what the Company is ultimately paid by the customer, insurance carriers and other payors, and therefore are not reported in the consolidated financial statements at that rate. The Company is typically paid amounts based on established charges per procedure with guidance from the annually updated CPT guidelines that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code. This gross charge is discounted to reflect the percentage paid to the Company “using a modifier” recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee. These adjustments are considered variable consideration under ASC 606 and are deducted from the calculated fee to arrive at the net transaction price. The Company also estimates changes in the contract price as a result of price concessions, changes to deductibles, co-pays and other contractual adjustments to determine the eventual settlement amount the Company expects to receive. The Company uses the term settlement realization in its disclosures to describe the amount of cash the company expects to receive based on its estimate of the transaction price under the expected value method of ASC 606.

Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration, which is based on a historical 12-month lookback of its actual settlement realization rates. The estimates of reserves established for variable consideration reflect current contractual requirements, the Company’s historical experience, specific known market events and trends, industry data and forecasted patient data and settlement patterns. Settlement realization patterns are assessed based on actual settlements and based on expected settlement realization trends obtained from discussions with attorneys, doctors and our third party medical billing company. Settlement amounts are negotiated and prolonged settlement negotiations are not indicative of a greater likelihood of reduced settlement realization or zero settlement.

The Company may accept a lower settlement realization rate in order to receive faster payment. The Company obtains information about expected settlement realization trends from discussions with doctors and attorneys and its third party medical billing company, which handles settlement claims and negotiations. Settlement amounts are presented to the Company’s third party medical billing company. Settlement rates of 49% or higher based on gross billed amounts are typically accepted without further negotiation. Proposed settlement rates below 49% are negotiated and longer negotiations typically result in higher settlement rates. If the Company accepts a lower settlement realization rate in order to receive payments more quickly, the Company considers that a price concession and estimates these concessions at contract inception. The various forms of variable consideration described above included in the transaction price may be constrained and are included in net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company has not constrained any of its estimates of variable consideration for any of the periods presented.

Service Fees – Net (PIP)

The Company generates services fees from performing various procedures on the date the services are performed. These services primarily include slip and falls as well as smaller nominal Non-PIP services. As described above, these revenues are based on established insurance billing rates, less allowances for contractual adjustments and uncollectible amounts. These contractual adjustments vary by insurance company and self-pay patients. The Company computes these contractual and other adjustments based on its historical settlement realization experience.

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

The Company satisfies performance obligations as services are performed and then billed to the patient. Payment in most cases is made by an attorney for such services to our patients which are due upon final settlement of patients claims. During the claims process, legal counsel warranties such claim through the letter of protection, which is sent to the Company, as a medical provider, on behalf of the client patient. This letter states that the attorney is responsible for paying the client’s medical bills when the case is fully developed and settles. The medical professional agrees to provide treatment to the injured person and refrain from attempting to collect payment as it is developing and until the case is resolved. Once the personal injury case is finalized with the insurance company, the attorney pays the outstanding medical bills from the settlement.

Prior to its fiscal year 2024, the Company has historically had a 49% settlement realization rate from its total gross billed charges. Accordingly, the Company has historically recognized net healthcare service revenue as 49% of gross billed charges. However, during the three months ended March 31, 2024, the Company underwent efforts to accelerate cash settlements by accepting lower settlement realization rates in order to settle outstanding accounts receivable more quickly. As a result of the new effort, during the three months ended March 31, 2024 the Company realized a 42.9% average settlement rate of its gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. As a result of this reduced settlement realization percentage, the Company recorded a reduction to net revenue of $339,834 for the three months ended March 31, 2024.

The Company will continue to reassess its settlement realization rate in the future and incorporate changes in settlement realization in its estimate of variable consideration due under its contracts. See additional disclosure in Note 17. Subsequent Events regarding the Company’s review of its settlement realization percentage subsequent to the quarter ended March 31, 2024.

Contract Fees (Non-PIP)

The Company has contract fees for amounts earned from its Non-Personal Injury Protection (“PIP”) related procedures, typically car accidents, and are settled on a contingency basis. Prior to April 2023, these cases were sold to a factor who bears the risk of economic benefit or loss. Generally, the sale of these cases to a third party factor resulted in an approximate 54% reduction from the accounts receivables amounts. After selling patient cases to the factor, any additional funds settled by us were remitted to the factor. The Company evaluated the factored adjustments considering the actual factored amounts per patient on a quarterly interval, and the reductions from accounts receivable that were factored were recorded in finance charges as other expenses on the consolidated statement of operations. As a result of the Company’s eighteen to twenty-four month settlement realization timeframe, the Company has an accrued liability resulting from the settlement of receivables sold to the third party factors which fluctuates as settlements are made and remitted to those third party factors. These accounts receivables sold to these third party factors are not included in the Company’s financial statements accounts receivable balance once sold and therefore are not part of the assessment of the net realizable value of accounts receivable. For the three months ended March 31, 2023, the Company factored a total of $544,196 of its accounts receivable in exchange for cash of $253,750. The Company ceased factoring of accounts receivable in the first quarter of 2023.

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

The Company restated its financial statements for the three months ended March 31, 2024 as a result of a change in classification of credit loss expense to net revenue. Subsequent to the preparation of the financial statements for the three month ended March 31, 2024, the Company identified and corrected its accounting for its credit loss expense of $339,834, which was reclassified to net revenue as variable consideration accounted for under ASC 606.

The following tables summarize the impact of the corrections on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2024. These adjustments has no effect on the Company’s condensed consolidated balance sheet, reported (loss) income from operations, net loss or cash used in operating activities for the periods adjusted.

	Impact of correction of error
	As previously reported	Adjustments	As restated
For the three months ended March 31, 2024 (unaudited)
Revenue	$2,661,966	$(339,834)	$2,322,132
Selling, general and administrative	$1,191,230	$(339,834)	$851,396

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2024	December 31, 2023
Accounts payable	$632,045	$720,774
Accrued credit cards	9,884	26,645
Accrued liability for settlements of previously factored receivables	1,385,084	1,247,772
Accrued property taxes	5,346	5,346
Accrued professional fees	29,122	29,122
Accrued payroll	42,628	17,472
Total	$2,104,109	$2,047,131

The Company is delinquent paying certain property taxes. As of March 31, 2024 and December 31, 2023, the balance for these property taxes, was $5,346.

4.	PLANT AND EQUIPMENT, NET

Property and equipment as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Medical equipment	$96,532	$96,532
Computer Equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	15,079
Leasehold Improvement	15,950	15,950
Total	136,750	136,750
Less: accumulated depreciation	(105,454)	(102,089)
Property and equipment, net	$31,296	$34,661

For the three months ended March 31, 2024 and 2023, depreciation expense was $3,365 and $4,635, respectively.

5.	LAND

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

Asset:	March 31, 2024	December 31, 2023
Healthcare	$20,227,446	$18,955,991
Real Estate	586,582	587,456
Others	1,791,282	1,202,364
Consolidated assets	$22,605,310	$20,745,811

	Three Months Ended March 31,
	2024 (Restated)	2023
Revenues:
Healthcare	$2,322,132	$2,706,399
Real Estate	–	–
Consolidated revenues	$2,322,132	$2,706,399

Cost of sales:
Healthcare	$948,154	$956,295
Real Estate	–	–
Consolidated cost of sales	$948,154	$956,295

Income from operations from subsidiaries
Healthcare	$1,151,284	$1,278,239
Real Estate	(874)	(97)
Income from operations from subsidiaries	$1,150,410	$1,278,142

Loss from operations from Cardiff Lexington	$(931,418)	$(520,594)
Total income from operations	$218,992	$757,548

Income before taxes
Healthcare	$1,151,284	$817,098
Real Estate	(874)	(97)
Corporate, administration and other non-operating expenses	(1,322,202)	(787,502)
Consolidated income (loss) before taxes	$(171,792)	$29,499

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

Subsequent to June 30, 2024, the Company identified a reduction in the settlement realization rate of its gross contractual billings as a result of increasing its lookback period and refreshing its data obtained from its third party billing company. The Company completed a thorough review of its third party billing data, including reviewing historical reports and new reporting methods as a part of its updated analysis. Based on the new data analysis of its historical settlement realization rates, using a 24-month lookback analysis the Company determined its estimate of its settlement realization rate was reduced from 49% to 44.2%. The Company applied this reduced settlement realization rate against its accounts receivable balance resulting in a $1.7 million reduction in its accounts receivable and revenue in the third quarter 2024. The Company will continue to evaluate its estimate of its settlement realization rates in the future, which will include a monthly review of the Company’s trailing 24-month historical settlement realization rate, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and the Company’s third party medical billing company in order to determine its variable consideration under ASC 606 and the net transaction price.

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

	March 31, 2024		March 31, 2023
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$2,322,132	100.00%	$2,706,399	100.00%
Total cost of sales	948,154	40.83%	956,295	35.33%
Gross profit	1,373,978	59.17%	1,750,104	64.67%
Operating expenses
Depreciation expense	3,365	0.14%	4,635	0.17%
Share based compensations	300,225	12.93%	–	–
Selling, general and administrative	851,396	36.66%	987,921	36.50%
Total operating expenses	1,154,986	49.74%	992,556	36.67%
Income from continuing operations	218,992	9.43%	757,548	27.99%
Other income (expense)
Other income (expense)	–	–	205	0.01%
Gain on debt refinance and forgiveness	–	–	390	0.01%
Penalties and fees	(1,000)	(0.04)%	(17,000)	(0.63)%
Interest expense	(376,269)	(16.20)%	(693,661)	(25.63)%
Amortization of debt discounts	(13,515)	(0.58)%	(17,983)	(0.66)%
Total other (expense)	(390,784)	(16.83)%	(728,049)	(26.90)%
Net income (loss) before discontinued operations	(171,792)	(7.40)%	29,499	1.09%
Loss from discontinued operations	(111,312)	(4.79)%	(45,490)	(1.68)%
Net (loss)	$(283,104)	(12.19)%	$(15,991)	(0.59)%

Revenue. For the three months ended March 31, 2024 and 2023, all of our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue decreased by $384,267, or 14.20%, to $2,322,132 for the three months ended March 31, 2024 from $2,706,399 for the three months ended March 31, 2023. The decrease in revenue is primarily attributable to the mix of services provided during the quarter with less higher revenue surgical procedures performed and an increase in the lower revenue pain management treatments being performed for approximately the same number of patient visits in the current three month period as compared to the same three month period in the prior year. Additionally, we underwent efforts to accelerate cash settlements of our accounts receivable throughout 2024 in order to generate cash flow for operating purposes. We did this by shortening our settlement negotiations with insurance companies and accepting lower settlement realization rates. As a result of the new effort, during the three months ended March 31, 2024 we realized a 42.9% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. As a result of this reduced settlement realization percentage, we recorded a reduction to net revenue of $339,834 for the three months ended March 31, 2024.

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

Gross profit. As a result of the foregoing, our total gross profit decreased by $376,126, or 21.49%, to $1,373,978 for the three months ended March 31, 2024 from $1,750,104 for the three months ended March 31, 2023. Our total gross margin (percent of revenue) decreased from 64.67% for the three months ended March 31, 2023 to 59.17% for the three months ended March 31, 2024.

Depreciation expense. Our depreciation expense was $3,365, or 0.14% of revenue, for the three months ended March 31, 2024, as compared to $4,635, or 0.17% of revenue, for the three months ended March 31, 2023. The decrease in depreciation expense was due to certain assets becoming fully depreciated.

Share based compensation expense. Our share-based compensation expense was $300,225, or 12.93% of revenue, for the three months ended March 31, 2024, as compared to $0 for the three months ended March 31, 2023. The increase was due to stock issuances to an investor relation services to outside consultant, stock issued to board members and stock issued as compensation for new employment bonuses to management.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries, bonuses plus related payroll taxes and stock compensation expense, advertising expenses, professional advisor fees, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses decreased by $136,525, or 13.82%, to $851,396 for the three months ended March 31, 2024 from $987,921 for the three months ended March 31, 2023. As a percentage of revenue, our selling, general and administrative expenses were 36.66% and 36.50% for the three months ended March 31, 2024 and 2023, respectively. Decreases were primarily attributable to decreased professional fees.

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

Our net cash used in operating activities from continuing operations was $1,187,816 for the three months ended March 31, 2024, as compared to $160,989 for the three months ended March 31, 2023. For the three months ended March 31, 2024, our net loss of $283,104, an decrease in accounts receivable of $1,344,676 and an decrease in accrued officer’s compensation of $410,000, offset by increase in share based compensation of $788,600 were the primary drivers of our net cash used in operating activities. For the three months ended March 31, 2023, our net loss of $15,991 and an increase in accounts receivable of $1,111,317, offset by an increase in accounts payable and accrued expenses of $270,710, bad debt of $270,000, an increase in accrued officer’s compensation of $154,000, and an increase in accrued interest of $122,508, were the primary drivers for the cash used in operations.

We monitor outstanding cases as they develop through ongoing discussions with attorneys, doctors and our third party medical billing company and additionally monitor our settlement realization rates over time. We have two primary methods of accelerating our cash settlement of our revenue and related accounts receivable. The first is through factoring our receivables, which was done in 2023, but ended prior to April 2023. The second method is through accepting lower settlement amounts during the final negotiations of the settlement, which is coordinated through our third party medical billing company. When our third party medical billing company is provided with a settlement amount of 49% of gross charges or greater they will accept. When presented with a lower amount we will discuss the reasons for the reduced rate and negotiate a higher rate. Shortening our negotiation timeframe will typically result in a lower settlement realization rate, but will accelerate the cash settlement of the outstanding accounts receivable. We began employing this second method in 2024, which reduced our settlement realization rate as described below. We have employed both methods from time to time to accelerate our cash settlement and may employ one or both in the future.

Prior to April 2023, we factored (sold) the vast majority of our accounts receivable to third party(s) to generate working capital to fund ongoing business operations and growth. For the three months ended March 31, 2023, we factored a total of $544,196 of our accounts receivable in exchange for cash of $253,750. We ceased factoring of accounts receivable in the first quarter of 2023. The most recent average realization time for accounts receivable was approximately eighteen to twenty four months from the initial date of service. Typically, a patient will have a series of dates of service over an average of 12 to 16 months.

Prior to fiscal year 2024, we historically realized a 49% settlement rate from total gross billed charges. Accordingly, we had historically recognized net healthcare service revenue as 49% of gross billed amounts. However, during the three months ended March 31, 2024, we underwent efforts to accelerate cash settlement of our accounts receivable throughout 2024 in order to generate cash flow for operations. We did this by shortening our settlement negotiations with insurance companies and accepting lower settlement amounts. As a result of the new effort, during the three months ended March 31, 2024, we realized a 42.9% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billed charges. As a result of this reduced settlement realization rate, we recorded a reduction to net revenue of $339,834 million for the three months ended March 31, 2024. We expect this trend to continue in the short term as we work to settle our accounts receivables more quickly to generate cash flow for operations.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we are still in the process of remediating as of March 31, 2024, along with the error identified in our Quarterly Report on Form 10-Q for the three months ended March 31, 2024, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for the description of these weaknesses.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2024, we continued to implement the following remedial procedures:

•	We are making necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

•	We plan to implement proper documentation procedures for key functional areas, control objectives and our workflows.

•	We plan to reinforce effective compensating controls can improve the design of the current process with limited human resources.

•	We have hired external consultants to assist with our assessment and accounting for variable consideration as accounted for under ASC 606 and our credit loss expense as accounted for under ASC 326.

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

We did not repurchase any shares of our common stock during the three months ended March 31, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on May 10, 2024)
3.3	Certificate of Designation of Series A Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.4	Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)

3.5	Certificate of Correction of Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed on March 27, 2024)
3.6	Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.7	Certificate of Correction of Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed on March 27, 2024)
3.8	Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.9	Certificate of Correction of Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.8 to the Annual Report on Form 10-K filed on March 27, 2024)
3.10	Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.11	Certificate of Correction of Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K filed on March 27, 2024)
3.12	Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.13	Certificate of Correction of Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to the Annual Report on Form 10-K filed on March 27, 2024)
3.14	Certificate of Designation of Series J Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.8 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.15	Certificate of Correction of Certificate of Designation of Series J Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.14 to the Annual Report on Form 10-K filed on March 27, 2024)
3.16	Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.17	Certificate of Correction of Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.16 to the Annual Report on Form 10-K filed on March 27, 2024)
3.18	Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.19	Amended and Restated Certificate of Designation of Series R Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.18 to the Annual Report on Form 10-K filed on March 27, 2024)
3.20	Certificate of Designation of Series X Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.21	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.2	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to SILAC Insurance Company on May 21, 2021 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on June 6, 2023)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 17, 2024	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Shafer
Name: Matthew Shafer
Title: Chief Financial Officer
(Principal Financial Officer)

