Form 10-Q/A
period 2024-06-30
Cardiff Lexington Corp
filed 2024-10-17
CIK 811222

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

EXPLANATORY NOTE

Cardiff Lexington Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q (“Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2024, which was originally filed with the Securities and Exchange Commission on August 14, 2024 (the “Form 10-Q”).

This Amendment is being filed to correct an error in the Form 10-Q as a result of a change in classification of credit loss expense to net revenue and a related adjustment to its allowance for credit losses. Additionally, the Company filed this Amendment to respond to certain comments received from the staff of the Securities and Exchange Commission. The Form 10-Q, as amended by this Amendment, continues to be as of August 14, 2024 and does not reflect events occurring after August 14, 2024.

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended June 30, 2024

2

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

	June 30, 2024	December 31, 2023
	(Restated)	(Restated)
ASSETS
Current assets
Cash	$3,196,795	$866,943
Accounts receivable-net	14,861,139	13,305,254
Prepaid and other current assets	5,000	5,000
Total current assets	18,062,934	14,177,197

Property and equipment, net	27,929	34,661
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use - assets	348,702	289,062
Due from related party	4,979	4,979
Other assets	50,730	33,304
Total assets	$24,701,882	$20,745,811

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$1,679,731	$2,047,131
Accrued expenses - related parties	4,353,056	4,733,057
Accrued interest	103,345	620,963
Right of use – liabilities	173,985	157,669
Due to director and officer	–	120,997
Notes payable – current portion	550,900	15,977
Line of credit	6,675,746	2,120,100
Convertible notes payable, net of debt discounts of $0 and $24,820, respectively	110,000	3,807,030
Net liabilities of discontinued operations	237,643	237,643
Total current liabilities	13,884,406	13,860,567

Notes payable	142,391	144,666
Operating lease liability – long term	169,811	119,056
Total liabilities	14,196,608	14,124,289

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 868,056 shares issued and outstanding at June 30, 2024 and December 31, 2023	3,125,000	3,891,439
Redeemable Series R Senior Convertible Preferred Stock - 5,000 shares authorized, $0.001 par value, stated value of $1,200, 0 and 165, shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	–	307,980
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00 par value; 375,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	1,500,000	1,690,685
Total Mezzanine Equity	4,625,000	5,890,104

Stockholders' equity
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value of $4.00, 980,179 and 2,139,478 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,920,716	8,557,912
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value of $4.00, 60 and 123 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	240	492
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 75,375 and 155,750 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	301,500	623,000
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 25,750 and 35,752 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	103,000	143,008
Series I Preferred Stock - 15,000,000 shares authorized, $0.001 par value, stated value $4.00, 11,640,500 and 14,885,000 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	46,562,000	59,540,000
Series J Preferred Stock - 2,000,000 shares authorized, $0.001 par value, stated value $4.00, 0 and 1,713,584 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	–	6,854,336
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at June 30, 2024 and December 31, 2023	1,277,972	1,277,972
Series Y Senior Convertible Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value of $4.00, 938,908 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,755,632	–
Common Stock; 300,000,000 shares authorized, $0.001 par value; 13,626,376 and 25,121 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	13,626	25
Additional paid-in capital	19,522,200	(7,581,212)
Accumulated deficit	(69,576,612)	(68,684,115)
Total stockholders’ equity	5,880,274	731,418
Total liabilities, mezzanine equity and stockholders’ equity	$24,701,882	$20,745,811

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024 (Restated)	2023 (Restated)	2024 (Restated)	2023 (Restated)
REVENUE	$1,471,643	$3,364,506	$3,793,775	$6,070,905
COST OF SALES	793,010	1,081,689	1,741,164	2,037,984
GROSS PROFIT	678,633	2,282,817	2,052,611	4,032,921

OPERATING EXPENSES
Depreciation expense	3,366	3,365	6,731	8,000
Share based compensation	–	–	300,225	–
Selling, general and administrative	834,750	530,013	1,686,146	1,517,933
Total operating expenses	838,116	533,378	1,993,102	1,525,933

(LOSS) INCOME FROM CONTINUING OPERATIONS	(159,483)	1,749,439	59,509	2,506,988

OTHER INCOME (EXPENSE)
Other income	2,047	–	2,047	204
Gain on debt refinance and forgiveness	78,834	–	78,834	390
Penalties and fees	(330)	(15,000)	(1,330)	(32,000)
Interest expense	(41,347)	(843,918)	(417,616)	(1,537,579)
Amortization of debt discounts	(11,306)	(30,633)	(24,821)	(48,616)
Total other income (expense)	27,898	(889,551)	(362,886)	(1,617,601)

NET (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	(131,585)	859,888	(303,377)	889,387
LOSS FROM DISCONTINUED OPERATIONS	–	(43,810)	(111,312)	(89,300)
NET (LOSS) INCOME FOR THE PERIOD	$(131,585)	$816,078	$(414,689)	$800,087

PREFERRED STOCK DIVIDENDS	(326,174)	$(125,744)	$(477,808)	(454,419)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(457,759)	$690,334	$(892,497)	$345,668

BASIC (LOSS) INCOME PER SHARE
CONTINUING OPERATIONS	$(0.04)	$55.66	$(0.11)	$28.75
DISCONTINUED OPERATIONS	$0.00	$(3.53)	$(0.01)	$(7.43)

DILUTED (LOSS) INCOME PER SHARE
CONTINUING OPERATIONS	$(0.04)	$3.59	$(0.11)	$1.45
DISCONTINUED OPERATIONS	$0.00	$(3.53)	$(0.01)	$(7.43)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,792,767	12,403	8,305,493	12,024
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	12,792,767	192,477	8,305,493	237,814

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Preferred Stock Series A and I		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Restated)	(Restated)
Balance, December 31, 2022 (Restated)	14,885,001	$59,540,000	4,350,907	$17,403,628	123	$492	12,053	$12	$(10,004,808)	$(68,684,115)	$(1,744,791)
Conversion of convertible notes payable	–	–	–	–	–	–	1,583	2	190,236	–	190,238
Preferred stock Dividends	–	–	–	–	–	–	–	–	–	(344,947)	(344,947)
Issuance of preferred stock series B	–	–	3,150	12,600	–	–	–	–	12,400	–	25,000
Net loss	–	–	–	–	–	–	–	–	–	800,087	800,087
Balance, June 30, 2023 (Restated)	14,885,001	$59,540,000	4,354,057	$17,416,228	123	$492	13,636	$14	$(9,802,172)	$(68,228,975)	$(1,074,413)

	Preferred Stock Series A, I and Y		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Restated)	(Restated)
Balance, December 31, 2023 (Restated)	14,885,002	$59,540,000	4,364,057	$17,456,228	123	$492	25,121	$25	$(7,581,212)	$(68,684,115)	$731,418
Conversion of convertible notes payable	–	–	–	–	–	–	1,222	1	1,679	–	1,680
Conversion of series B preferred stock	–	–	(1,159,299)	(4,637,196)	–	–	2,318,598	2,318	4,634,878	–	–
Conversion of series C preferred stock	–	–	–	–	(61)	(244)	610,000	610	(366)	–	–
Conversion of series E preferred stock	–	–	(80,375)	(321,500)	–	–	160,750	161	321,339	–	–
Conversion of series F-1 preferred stock	–	–	(10,002)	(40,008)	–	–	20,004	20	39,988	–	–
Conversion of series I preferred stock	(3,377,000)	(13,508,000)	–	–	–	–	6,754,000	6,754	13,501,246	–	–
Conversion of series J preferred stock	–	–	(1,713,584)	(6,854,336)	–	–	3,427,168	3,427	6,850,909	–	–
Issuance of series I preferred stock to officers	132,500	530,000	–	–	–	–	–	–	63,600	–	593,600
Issuance of series Y preferred stock	938,908	3,755,632	–	–	–	–	–	–	–	–	3,755,632
Cancellation of series C preferred stock	–	–	–	–	(2)	(8)	–	–	8	–	–
Common stock issued for services	–	–	–	–	–	–	7,500	8	11,617	–	11,625
Common stock issued to board members	–	–	–	–	–	–	30,000	30	194,970	–	195,000
Common stock issued in Red Rock settlement	–	–	–	–	–	–	37,104	37	111,275	–	111,312
Preferred stock Dividends	–	–	–	–	–	–	234,909	235	1,372,269	(477,808)	(894,696)
Net income (Restated)	–	–	–	–	–	–	–	–	–	(414,689)	(414,689)
Balance, June 30, 2024 (Restated)	12,579,410	$50,317,632	1,400,797	$5,603,188	60	$240	13,626,376	$13,626	$19,522,200	$(69,576,612)	$5,880,274

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Six Months Ended June 30,
	2024 (Restated)	2023 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(414,689)	$800,087
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,731	8,000
Amortization of debt discount	24,820	48,616
Bad debt	–	270,000
Conversion and note issuance cost	1,000	7,000
Share issuance for compensations to directors and officers	788,600	–
Share issuance for service rendered	11,625	25,000
Fair value settled upon conversion	–	123,566
Gain on settlement or forgiveness of debt	(78,834)	(390)
(Increase) decrease in:
Accounts receivable	(1,555,885)	(2,859,607)
Right of use – assets	(59,640)	64,993
Prepaids and other current assets	(17,425)	–
Increase (decrease) in:
Accounts payable and accrued expense	(367,400)	738,353
Accrued officers compensation	(380,001)	334,000
Accrued interest	(6,700)	248,137
Right of use – liabilities	67,071	(68,221)
Net cash used in operating activities	(1,980,727)	(260,466)

Net cash provided by (used in) Discontinued Operations – Operating	111,312	(38,809)

FINANCING ACTIVITIES
Payments to director	(120,997)	355,500
Repayment of SBA loans	(2,352)	–
Payment of convertible notes	(100,079)	–
Proceeds from line of credit	4,522,695	35,131
Payment of line of credit	–	(30,161)
Payment of dividends on preferred stock	(100,000)
Net cash provided by financing activities	4,199,267	360,470

Net cash provided by Discontinued Operations – Financing	–	128,109

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,329,852	189,304
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	866,943	219,085
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,196,795	$408,389

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for Interest	$122,279	$2,044

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$1,680	$66,673
Common stock issued upon conversion of preferred stock	$13,290	$–
Series Y preferred stock issued in exchange of convertible notes payable	$3,755,632	$–
Promissory note payable issued in settlement agreement	$535,000	$–
Right of use assets acquired	$186,638	$–

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

The Company does not have a significant exposure to credit losses as it has historically had a less than 1.0% loss rate where the Company received no settlement amount for its outstanding accounts receivable. Although possible, claims resulting in zero collection upon settlement are rare based on the Company’s historical experience and has historically been 0.5% to 1.0% of its outstanding accounts receivable, thereby resulting in a collection rate of 99%. The Company uses the loss rate method to record its allowance for credit losses. The Company applies the loss rate method by reviewing its zero collection history on a regular basis and updating its estimates of credit losses to adjust for changes in loss data. The Company typically collects on its accounts receivable between eighteen and twenty-four months after recording. The Company does not record an allowance for credit losses based on an aging of its accounts receivable as the aging of the Company’s receivables do not influence the credit loss rate due to the nature of its business and the letter of protection. The Company does not adjust its receivables for the effects of a significant financing component at contract inception as the timing of variable consideration is determined by the settlement, which is outside of the Company’s control. As of June 30, 2024 and December 31, 2023, the Company’s allowance for credit losses was $122,190. The Company recognized $0 and $270,000 of credit loss expense during the six months ended June 30, 2024 and 2023, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations.

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

Prior to its fiscal year 2024, the Company has historically had a 49% settlement realization rate from its total gross billed charges. Accordingly, the Company has historically recognized net healthcare service revenue as 49% of gross billed charges. However, during the six months ended June 30, 2024, the Company underwent efforts to accelerate cash settlements by accepting lower settlement realization rates in order to settle outstanding accounts receivable more quickly. As a result of the new effort, during the six months ended June 30, 2024 the Company realized a 42.3% average settlement rate of its gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. As a result of this reduced settlement realization percentage, the Company recorded a reduction to net revenue of $859,321 and $1,199,155 for the three and six months ended June 30, 2024, respectively.

The Company will continue to reassess its settlement realization rate in the future and incorporate changes in settlement realization in its estimate of variable consideration due under its contracts. See additional disclosure in Note 17. Subsequent Events regarding the Company’s review of its settlement realization percentage subsequent to the quarter ended June 30, 2024.

Contract Fees (Non-PIP)

The Company has contract fees for amounts earned from its Non-Personal Injury Protection (“PIP”) related procedures, typically car accidents, and are settled on a contingency basis. Prior to April 2023, these cases were sold to a factor who bears the risk of economic benefit or loss. Generally, the sale of these cases to a third party factor resulted in an approximate 54% reduction from the accounts receivables amounts. After selling patient cases to the factor, any additional funds settled by us were remitted to the factor. The Company evaluated the factored adjustments considering the actual factored amounts per patient on a quarterly interval, and the reductions from accounts receivable that were factored were recorded in finance charges as other expenses on the consolidated statement of operations. As a result of the Company’s eighteen to twenty-four month settlement realization timeframe, the Company has an accrued liability resulting from the settlement of receivables sold to the third party factors which fluctuates as settlements are made and remitted to those third party factors. These accounts receivables sold to these third party factors are not included in the Company’s financial statements accounts receivable balance once sold and therefore are not part of the assessment of the net realizable value of accounts receivable. For the six months ended June 30, 2023, the Company factored a total of $544,196 of its accounts receivable in exchange for cash of $253,750. The Company ceased factoring of accounts receivable in the first quarter of 2023.

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

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company had sustained recurring operating losses since its inception and has an accumulated deficit of $69,576,612 as of June 30, 2024. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

The Company restated its financial statements for the six months ended June 30, 2024 as a result of a change in classification of credit loss expense to net revenue and a related adjustment to its allowance for credit losses. During the preparation of the financial statements for the six months ended June 30, 2024, the Company identified and corrected its accounting for its allowance for credit losses and its credit loss expense. The Company’s allowance for credit losses of $122,190 did not require adjustment during the six months ended June 30, 2024 and as a result, the Company reversed its credit loss expense associated with this adjustment. The remaining $1,199,155 of credit loss expense for the six months ended June 30, 2024 was reclassified to net revenue as variable consideration accounted for under ASC 606.

Balance sheet

	Impact of correction of error
June 30, 2024 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	$24,659,020	$42,862	$24,701,882

Total stockholders' equity	$5,837,412	$42,862	$5,880,274

Statement of operations

	Impact of correction of error
Three months ended June 30, 2024 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$2,330,964	$(859,321)	$1,471,643
Cost of sales	793,010	–	793,010
Gross profit	1,537,954	(859,321)	678,633
Operating expense	1,740,299	(902,183)	838,116
Loss from operations	$(202,345)	$42,862	$(159,483)
Other income, net	27,898	–	27,898
Net loss before discontinued operations	(174,447)	42,862	(131,585)
Loss from discontinued operations	–	–	–
Net loss for the period	$(174,447)	$42,862	$(131,585)
Preferred stock dividends	$(326,174)	$–	$(326,174)
Net loss attributable to common shareholders	$(500,621)	$42,862	$(457,759)

	Impact of correction of error
Six months ended June 30, 2024 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$4,992,930	$(1,199,155)	$3,793,775
Cost of sales	1,741,164	–	1,741,164
Gross profit	3,251,766	(1,199,155)	2,052,611
Operating expense	3,235,119	(1,242,017)	1,993,102
Income from operations	$16,647	$42,862	$59,509
Other expense, net	(362,886)	–	(362,886)
Net loss before discontinued operations	(346,239)	42,862	(303,377)
Loss from discontinued operations	(111,312)	–	(111,312)
Net loss for the period	$(457,551)	$42,862	$(414,689)
Preferred stock dividends	$(477,808)	$–	$(477,808)
Net loss attributable to common shareholders	$(935,359)	$42,862	$(892,497)

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

The following tables summarize the impact of the corrections on the Company’s condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statement of operations for the three and six months ended June 30, 2023, and the condensed consolidated statement of cash flows for the six months ended June 30, 2023:

Balance sheet

	Impact of correction of error
June 30, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	$16,053,519	$(2,818)	$16,050,700

Total liabilities	11,672,952	(243,242)	11,429,710

Mezzanine equity	5,297,605	291,345	5,588,949

Total stockholders' equity	$(917,038)	$(291,345)	$(1,208,383)

Statement of operations

	Impact of correction of error
Three months ended June 30, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$3,482,810	$(118,304)	$3,364,506
Cost of sales	1,102,986	(21,297)	1,081,689
Gross profit	2,379,824	(97,007)	2,282,817
Operating expense	673,654	(140,276)	533,378
Income from operations	$1,706,170	$43,269	$1,749,439
Other income (expense), net	(890,092)	(541)	(889,551)
Net income before discontinued operations	816,078	43,810	859,888
Loss from discontinued operations	–	(43,810)	(43,810)
Net income for the period	$816,078	$–	$816,078
Preferred stock dividends	$(125,744)	$0.00	$(125,744)
Net income attributable to common shareholders	$690,334	$0.00	$690,334
Basic earnings per share for continuing operations	$0.00	$55.66	$55.66
Diluted earnings per share for continuing operations	$0.00	$3.59	$3.59

	Impact of correction of error
Six months ended June 30, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$6,343,608	$(272,703)	$6,070,905
Cost of sales	2,086,109	(48,125)	2,037,984
Gross profit	4,257,499	(224,578)	4,032,921
Operating expense	1,837,768	(311,835)	1,525,933
Income from operations	$2,419,731	$87,257	$2,506,988
Other income (expense), net	(1,619,644)	2,043	(1,617,601)
Net income before discontinued operations	800,087	89,300	889,387
Loss from discontinued operations	–	(89,300)	(89,300)
Net income for the period	$800,087	$–	$800,087
Preferred stock dividends	$(462,555)	$(8,136)	$(454,419)
Net income attributable to common shareholders	$337,532	$8,136	$345,668
Basic earnings per share for continuing operations	$0.00	$28.75	$28.75
Diluted earnings per share for continuing operations	$0.00	$1.45	$1.45

Statement of Cash Flows

	Impact of correction of error
Six months ended June 30, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Net cash used in operating activities of continuing operations	$(304,173)	$43,707	$(260,466)
Net cash provided by financing activities of continuing operations	$488,580	$(128,110)	$360,470

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2024	December 31, 2023
Accounts payable	$543,866	$720,774
Accrued credit cards	15,613	26,645
Accrued liability for settlement of previously factored receivables	990,824	1,247,772
Accrued income and property taxes	5,346	5,346
Accrued professional fees	82,418	29,122
Accrued board fees	15,000	–
Accrued public company fees	9,100	–
Accrued payroll	17,564	17,472
Total	$1,679,731	$2,047,131

The Company is delinquent paying certain property taxes. As of June 30, 2024 and December 31, 2023, the balance for these property taxes was $1,649.

4.	PLANT AND EQUIPMENT, NET

Property and equipment as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Medical equipment	$96,532	$96,532
Computer Equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	15,079
Leasehold Improvement	15,950	15,950
Total	136,750	136,750
Less: accumulated depreciation	(108,821)	(102,089)
Property and equipment, net	$27,929	$34,661

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

Asset:	June 30, 2024 (Restated)	December 31, 2023
Healthcare	$20,188,960	$18,955,991
Real Estate	582,620	587,456
Others	3,930,302	1,202,364
Consolidated assets	$24,701,882	$20,745,811

	Three Months Ended June 30,
	2024 (Restated)	2023 (Restated)
Revenues:
Healthcare	$1,471,643	$3,364,506
Real Estate	–	–
Consolidated revenues	$1,471,643	$3,364,506

Cost of sales:
Healthcare	$793,010	$1,081,689
Real Estate	–	–
Consolidated cost of sales	$793,010	$1,081,689

Income from operations from subsidiaries
Healthcare	$449,618	$2,106,551
Real Estate	(3,962)	(1,743)
Income from operations from subsidiaries	$445,656	$2,104,808

Loss from operations from Cardiff Lexington	$(605,139)	$(355,369)
Total income from operations	$(159,483)	$1,749,439

Income (loss) before taxes
Healthcare	$449,618	$1,378,445
Real Estate	(3,962)	(1,743)
Corporate, administration and other non-operating expenses	(577,241)	(516,814)
Consolidated income (loss) before taxes	$(131,585)	$859,888

	Six Months Ended June 30,
	2024 (Restated)	2023 (Restated)
Revenues:
Healthcare	$3,793,775	$6,070,905
Real Estate	–	–
Consolidated revenues	$3,793,775	$6,070,905

Cost of sales:
Healthcare	$1,741,164	$2,037,984
Real Estate	–	–
Consolidated cost of sales	$1,741,164	$2,037,984

Income (loss) from operations from subsidiaries
Healthcare	$1,600,902	$3,384,790
Real Estate	(4,836)	(1,840)
Income from operations from subsidiaries	$1,596,066	$3,382,950

Loss from operations from Cardiff Lexington	$(1,536,557)	$(875,962)
Total income from operations	$59,509	$2,506,988

Income (loss) before taxes
Healthcare	$1,600,902	$2,195,542
Real Estate	(4,836)	(1,840)
Corporate, administration and other non-operating expenses	(1,899,443)	(1,304,315)
Consolidated income (loss) before taxes	$(303,377)	$889,387

17.	SUBSEQUENT EVENTS

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

	Three Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$1,471,643	100.00%	$3,364,506	100.0%
Total cost of sales	793,010	53.89%	1,081,689	32.15%
Gross profit	678,633	46.11%	2,282,817	67.85%
Operating expenses
Depreciation expense	3,366	0.23%	3,365	0.10%
Selling, general and administrative	834,750	56.72%	530,013	15.75%
Total operating expenses	838,116	56.95%	533,378	15.85%
(Loss) income from continuing operations	(159,483)	(10.84)%	1,749,439	52.00%
Other income (expense)
Other income	2,047	0.14%	–	–
Gain on debt refinance and forgiveness	78,834	5.36%	–	–
Penalties and fees	(330)	(0.02)%	(15,000)	(0.45)%
Interest expense	(41,347)	(2.81)%	(843,918)	(25.08)%
Amortization of debt discounts	(11,306)	(0.77)%	(30,633)	(0.91)%
Total other income (expense)	27,898	1.90%	(889,551)	(26.44)%
Net (loss) income before discontinued operations	(131,585)	(8.94)%	859,888	25.56%
Loss from discontinued operations	–	–	(43,810)	(1.30)%
Net (loss) income	$(131,585)	(8.94)%	$816,078	24.26%

Revenue. For the three months ended June 30, 2024, and 2023, all of our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue decreased by $1,892,863, or 56.26%, to $1,471,643 for the three months ended June 30, 2024 from $3,364,506 for the three months ended June 30, 2023. The decrease in revenue is primarily attributable to the mix of services provided during the quarter with less higher revenue surgical procedures performed and an increase in the lower revenue pain management treatments being performed for approximately the same number of patient visits in the current three month period as compared to the same three month period in the prior year. Additionally, we underwent efforts to accelerate cash settlements of our accounts receivable throughout 2024 in order to generate cash flow for operating purposes. We did this by shortening our settlement negotiations with insurance companies and accepting lower settlement realization rates. As a result of these efforts, we experienced lower than normal settlements of our accounts receivable. During the three months ended June 30, 2024, we realized a 41.8% average settlement realization rate on gross billed charges settled during this time frame. As a result of this reduced settlement realization rate, we recorded a cumulative catch up reduction to net revenue of $859,321 for the three months ended June 30, 2024.

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

Gross profit. As a result of the foregoing, our total gross profit decreased by $1,604,184, or 70.27%, to $678,633 for the three months ended June 30, 2024 from $2,282,817 for the three months ended June 30, 2023. Our total gross margin (as a percent of revenue) decreased from 67.85% for the three months ended June 30, 2023 to 46.11% for the three months ended June 30, 2024.

Depreciation expense. Our depreciation expense was $3,366, or 0.24% of revenue, for the three months ended June 30, 2024, as compared to $3,365, or 0.10% of revenue, for the three months ended June 30, 2023.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries, bonuses plus related payroll taxes and stock compensation expense, advertising expenses, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses increased by $304,737, or 57.50%, to $834,750 for the three months ended June 30, 2024 from $530,013 for the three months ended June 30, 2023. As a percentage of revenue, our selling, general and administrative expenses were 56.72% and 15.75% for the three months ended June 30, 2024 and 2023, respectively. Increases were primarily attributable to increases in salaries and wages expense of $311,215, rent expense of $44,363, board fee expense of $30,919, general and administrative expenses of $19,646 and professional fees of $28,605 offset by a decrease in management fees of $150,000.

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

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss was $131,585 for the three months ended June 30, 2024, as compared to net income of $816,078 for the three months ended June 30, 2023, a decrease of $947,663.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the six months ended June 30, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$3,793,775	100.00%	$6,070,905	100.0%
Total cost of sales	1,741,164	45.90%	2,037,984	33.57%
Gross profit	2,052,611	54.10%	4,032,921	66.43%
Operating expenses
Depreciation expense	6,731	0.18%	8,000	0.13%
Share based compensation	300,225	7.91%	–	–
Selling, general and administrative	1,686,146	44.45%	1,517,933	25.00%
Total operating expenses	1,993,102	52.54%	1,525,933	25.14%
Income from continuing operations	59,509	1.57%	2,506,988	41.30%
Other income (expense)
Other income	2,047	0.05%	204	0.00%
Gain on debt refinance and forgiveness	78,834	2.08%	390	0.01%
Penalties and fees	(1,330)	(0.04)%	(32,000)	(0.53)%
Interest expense	(417,616)	(11.01)%	(1,537,579)	(25.33)%
Amortization of debt discounts	(24,821)	(0.65)%	(48,616)	(0.80)%
Total other expense	(362,886)	(9.57)%	(1,617,601)	(26.65)%
Net (loss) income before discontinued operations	(303,377)	(8.00)%	889,387	14.65%
Loss from discontinued operations	(111,312)	(2.93)%	(89,300)	(1.47)%
Net (loss) income	$(414,689)	(10.93)%	$800,087	13.18%

Revenue. Our total revenue decreased by $2,277,130, or 37.51%, to $3,793,775 for the six months ended June 30, 2024 from $6,070,905 for the six months ended June 30, 2023. The decrease in revenue is primarily attributable to the mix of services provided during the first half of the year with less higher revenue surgical procedures performed and an increase in the lower revenue pain management treatments being performed for approximately the same number of patient visits in the current six month period as compared to the same six month period in the prior year. Additionally, we underwent efforts to accelerate cash settlements of our accounts receivable throughout 2024 to generate cash for operating purposes. We did this by shortening our settlement negotiations with insurance companies and accepting lower settlement realization rates. As a result of these efforts, we experienced lower than normal settlements of our accounts receivable. During the six months ended June 30, 2024, we realized a 42.3% average settlement rate on gross billed charges settled during this time frame. As a result of this reduced settlement realization rate, we recorded a reduction to net revenue of $1,199,155 for the six months ended June 30, 2024.

Cost of sales. Our total cost of sales decreased by $296,820, or 14.56%, to $1,741,164 for the six months ended June 30, 2024 from $2,037,984 for the six months ended June 30, 2023. This decrease is mainly attributable to decreases in salaries and wages, surgical contracted services and laboratory fees.

Gross profit. As a result of the foregoing, our total gross profit decreased by $1,980,310, or 49.10%, to $2,052,611 for the six months ended June 30, 2024 from $4,032,921 for the six months ended June 30, 2023. Our total gross margin (as a percent of revenue) decreased from 66.43% for the six months ended June 30, 2023 to 54.10% for the six months ended June 30, 2024.

Depreciation expense. Our depreciation expense was $6,731, or 0.18% of revenue, for the six months ended June 30, 2024, as compared to $8,000, or 0.13% of revenue, for the six months ended June 30, 2023.

Share based compensation expense. Our share-based compensation expense $300,225, or 7.91% of revenue, for the six months ended June 30, 2024, as compared to $0 for the six months ended June 30, 2023. The increase is due to stock issuances for investor relation services, stock issued to board members and stock issued as compensation for new employment bonuses to management.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased by $168,213, or 11.08%, to $1,686,146 for the six months ended June 30, 2024 from $1,517,933 for the six months ended June 30, 2023. As a percentage of revenue, our selling, general and administrative expenses were 44.45% and 25.00% for the six months ended June 30, 2024 and 2023, respectively. Increases were primarily attributable to increases in salaries and wages expense of $504,350 and stock compensation expense of $93,600, offset by decreases in professional fees of $21,826 and management fees of $45,000.

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

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss for the six months ended June 30, 2024 was $414,689, as compared to net income of $800,087 for the six months ended June 30, 2023, a decrease of $1,214,776.

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

Our net cash used in operating activities from continuing operations was $1,980,727 for the six months ended June 30, 2024, as compared to $260,466 for the six months ended June 30, 2023. The primary drivers of our net cash used in operating activities for the six months ended June 30, 2024 are our net loss of $414,689, decreases of $1,555,885 in accounts receivable, $367,400 in accounts payable and other accrued expenses and $380,001 in accrued officer’s compensation, offset by share based compensation of $788,600. For the six months ended June 30, 2023, our net income of $800,087, an increase in accounts payable and accrued expenses of $738,353, an increase in accrued officer’s compensation of $334,000, bad debt expense of $270,000 and an increase in accrued interest of $248,137, offset by a decrease in accounts receivable of $2,859,607, were the primary drivers for the cash used in operations.

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

Prior to fiscal year 2024, we historically realized a 49% settlement rate from total gross billed charges. Accordingly, we had historically recognized net healthcare service revenue as 49% of gross billed amounts. However, during the six months ended June 30, 2024, we underwent efforts to accelerate cash settlement of our accounts receivable throughout 2024 in order to generate cash flow for operations. We did this by shortening our settlement negotiations with insurance companies and accepting lower settlement amounts. As a result of the new effort, during the six months ended June 30, 2024 we realized a 42.3% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. As a result of this reduced settlement realization rate, we recorded a reduction to net revenue of $1,199,155 for the six months ended June 30, 2024. We expect this trend to continue in the short term as we work to settle our accounts receivables more quickly to generate cash flow for operations.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we are still in the process of remediating as of June 30, 2024, along with the error identified in our Quarterly Report on Form 10-Q’s for the six months ended June 30, 2024 and the three months ended March 31, 2024, our disclosure controls and procedures were not effective. The error identified in our Quarterly Report on Form 10-Q for the six months ended June 30, 2024 has been corrected in this amended filing. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for the description of these weaknesses.

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

We received a letter from the SEC, dated July 10, 2024, which contained comments from the SEC relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the 2023 10-K. In response to such comments, we filed amendments to the 2023 10-K on July 24, 2024 and on August 8, 2024.

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

Additionally, we received a letter from the SEC, dated August 16, 2024, which contained comments from the SEC relating to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, or the 2024 Q2 10-Q. In response to such comments, we filed amendments to the 2024 Q2 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 on October 9, 2024.

The SEC requested that we provide additional discussions and disclosures, including those related to: revenue recognition; our types of and accounting for variable consideration; accounts receivable and allowance for credit losses; settlement amounts and statistics for amounts written off and charged to bad debt expense; our accounting for the correction of an error.

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

3.18	Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 14, 2024)
3.19	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.1	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to SILAC Insurance Company on May 21, 2021 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on June 6, 2023)
10.1	Settlement Agreement and Release of Claims, dated June 11, 2024, between Cardiff Lexington Corporation and GHS Investments, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2024)
10.2	Fixed Amount Settlement Promissory Note issued by Cardiff Lexington Corporation to GHS Investments, LLC on June 11, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2024)
10.3	Securities Exchange Agreement, dated May 13, 2024, between Cardiff Lexington Corporation and Leonite Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 14, 2024)
10.4	Security and Pledge Agreement, dated May 13, 2024, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC, Edge View Properties, Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 14, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________

*	Filed herewith
**	Furnished herewith

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

