Form 10-Q
period 2024-09-30
Cardiff Lexington Corp
filed 2024-11-06
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of November 5, 2024, there were 15,036,725 shares of common stock of the registrant issued and outstanding.

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended September 30, 2024

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023 (restated)	4
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited and restated)	5
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited and restated)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (Unaudited)	9
Notes to Condensed Consolidated Financial Statements (Unaudited and restated)	10

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	September 30, 2024	December 31, 2023 (Restated)
ASSETS
Current assets
Cash	$1,949,600	$866,943
Accounts receivable-net	14,798,220	13,305,254
Prepaid and other current assets	5,000	5,000
Total current assets	16,752,820	14,177,197

Property and equipment, net	24,563	34,661
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use - assets, net	465,389	289,062
Due from related party	4,979	4,979
Other assets	60,403	33,304
Total assets	$23,514,762	$20,745,811

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$1,386,412	$2,047,131
Accrued expenses - related parties	4,353,056	4,733,057
Accrued interest	361,172	620,963
Right of use – lease liabilities	227,606	157,669
Due to director and officer	–	120,997
Notes payable – current portion	500,826	15,977
Line of credit	7,468,971	2,120,100
Convertible notes payable, net of debt discounts of $0 and $24,820, respectively	105,000	3,807,030
Net liabilities of discontinued operations	237,643	237,643
Total current liabilities	14,640,686	13,860,567

Notes payable	140,272	144,666
Operating lease liability – long term	236,853	119,056
Total liabilities	15,017,811	14,124,289

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 868,056 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,230,023	3,891,439
Redeemable Series R Senior Convertible Preferred Stock - 5,000 shares authorized, $0.001 par value, stated value of $1,200, 0 and 165, shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	–	307,980
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00 par value; 375,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,537,808	1,690,685
Total Mezzanine Equity	4,767,831	5,890,104

Stockholders' equity
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value of $4.00, 753,929 and 2,139,478 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,015,716	8,557,912
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value of $4.00, 43 and 123 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	172	492
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 75,375 and 155,750 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	301,500	623,000
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 9,500 and 35,752 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	38,000	143,008
Series I Preferred Stock - 15,000,000 shares authorized, $0.001 par value, stated value $4.00, 11,540,500 and 14,885,000 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	46,162,000	59,540,000
Series J Preferred Stock - 2,000,000 shares authorized, $0.001 par value, stated value $4.00, 0 and 1,713,584 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	–	6,854,336
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at September 30, 2024 and December 31, 2023	1,277,972	1,277,972
Series Y Senior Convertible Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value of $4.00, 955,114 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,820,456	–
Common Stock; 300,000,000 shares authorized, $0.001 par value; 14,555,601 and 25,121 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	14,556	25
Additional paid-in capital	20,891,337	(7,581,212)
Accumulated deficit	(71,792,589)	(68,684,115)
Total stockholders’ equity	3,729,120	731,418
Total liabilities, mezzanine equity and stockholders’ equity	$23,514,762	$20,745,811

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 (Restated)	2024	2023 (Restated)
REVENUE	$1,355,641	$3,405,859	$5,149,416	$9,476,764
COST OF SALES	1,000,601	551,423	2,741,765	2,589,407
GROSS PROFIT	355,040	2,854,436	2,407,651	6,887,357

OPERATING EXPENSES
Depreciation expense	3,365	3,365	10,096	11,365
Share based compensation	–	–	300,225	–
Selling, general and administrative	936,835	577,677	2,622,981	2,095,611
Total operating expenses	940,200	581,042	2,933,302	2,106,976

(LOSS) INCOME FROM CONTINUING OPERATIONS	(585,160)	2,273,394	(525,651)	4,780,381

OTHER (EXPENSE) INCOME
Other (expense) income	(6,767)	(1)	(4,720)	204
Gain on debt refinance and forgiveness	–	–	78,834	390
Penalties and fees	–	(16,000)	(1,330)	(48,000)
Interest expense	(1,386,041)	(226,119)	(1,803,657)	(1,763,698)
Amortization of debt discounts	–	(46,048)	(24,821)	(94,664)
Total other (expense) income	(1,392,808)	(288,168)	(1,755,694)	(1,905,768)

NET (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	(1,977,968)	1,985,226	(2,281,345)	2,874,613
LOSS FROM DISCONTINUED OPERATIONS	–	(3,705)	(111,312)	(93,005)
NET (LOSS) INCOME FOR THE PERIOD	$(1,977,968)	$1,981,521	$(2,392,657)	$2,781,608

PREFERRED STOCK DIVIDENDS	(238,009)	(150,965)	(715,817)	(605,384)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,215,977)	$1,830,556	$(3,108,474)	$2,176,224

BASIC (LOSS) INCOME PER SHARE
CONTINUING OPERATIONS	$(0.16)	$136.12	$(0.30)	$167.13
DISCONTINUED OPERATIONS	$0.00	$(0.28)	$(0.01)	$(7.15)

DILUTED (LOSS) INCOME PER SHARE
CONTINUING OPERATIONS	$(0.16)	$2.30	$(0.30)	$2.40
DISCONTINUED OPERATIONS	$0.00	$(0.28)	$(0.01)	$(7.15)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	14,075,296	13,448	10,242,799	13,005
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	14,075,296	794,783	10,242,799	906,441

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Three Months Ended September 30, 2024:

	Preferred Stock Series A, I and Y		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024 (Restated)	12,579,410	$50,317,632	1,400,797	$5,603,188	60	$240	13,626,376	$13,626	$19,522,200	$(69,576,612)	$5,880,274
Conversion of series B preferred stock	–	–	(226,250)	(905,000)	–	–	452,500	453	904,547	–	–
Conversion of series C preferred stock	–	–	–	–	(17)	(68)	170,000	170	(102)	–	–
Conversion of series F-1 preferred stock	–	–	(16,250)	(65,000)	–	–	32,500	33	64,967	–	–
Conversion of series I preferred stock	(100,000)	(400,000)	–	–	–	–	200,000	200	399,800	–	–
Issuance of series Y preferred stock	16,206	64,824	–	–	–	–	–	–	(1)	–	64,823
Common stock issued in legal settlement	–	–	–	–	–	–	74,225	74	(74)	–	–
Preferred stock Dividends	–	–	–	–	–	–	–	–	–	(238,009)	(238,009)
Net income	–	–	–	–	–	–	–	–	–	(1,977,968)	(1,977,968)
Balance, September 30, 2024	12,495,616	$49,982,456	1,158,297	$4,633,188	43	$172	14,555,601	$14,556	$20,891,337	$(71,792,589)	$3,729,120

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

(continued)

Nine Months Ended September 30, 2024:

	Preferred Stock Series A, I and Y		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023 (Restated)	14,885,002	$59,540,000	4,364,057	$17,456,228	123	$492	25,121	$25	$(7,581,212)	$(68,684,115)	$731,418
Conversion of convertible notes payable	–	–	–	–	–	–	1,222	1	1,679	–	1,680
Conversion of series B preferred stock	–	–	(1,385,549)	(5,542,196)	–	–	2,771,098	2,771	5,539,425	–	–
Conversion of series C preferred stock	–	–	–	–	(78)	(312)	780,000	780	(468)	–	–
Conversion of series E preferred stock	–	–	(80,375)	(321,500)	–	–	160,750	161	321,339	–	–
Conversion of series F-1 preferred stock	–	–	(26,252)	(105,008)	–	–	52,504	53	104,955	–	–
Conversion of series I preferred stock	(3,477,000)	(13,908,000)	–	–	–	–	6,954,000	6,954	13,901,246	–	–
Conversion of series J preferred stock	–	–	(1,713,584)	(6,854,336)	–	–	3,427,168	3,427	6,850,909	–	–
Issuance of series I preferred stock to officers	132,500	530,000	–	–	–	–	–	–	63,600	–	593,600
Issuance of series Y preferred stock	955,114	3,820,456	–	–	–	–	–	–	–	–	3,820,456
Cancellation of series C preferred stock	–	–	–	–	(2)	(8)	–	–	8	–	–
Common stock issued for services	–	–	–	–	–	–	7,500	8	11,617	–	11,625
Common stock issued to board members	–	–	–	–	–	–	30,000	30	194,970	–	195,000
Common stock issued in Red Rock settlement	–	–	–	–	–	–	37,104	37	111,275	–	111,312
Common stock issued in legal settlement	–	–	–	–	–	–	74,225	74	(74)	–	–
Preferred stock Dividends	–	–	–	–	–	–	234,909	235	1,372,269	(715,817)	656,687
Net income	–	–	–	–	–	–	–	–	–	(2,392,657)	(2,392,657)
Balance, September 30, 2024	12,495,616	$49,982,456	1,158,297	$4,633,188	43	$172	14,555,601	$14,556	$20,891,337	$(71,792,589)	$3,729,120

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

(continued)

Three Months Ended September 30, 2023:

	Preferred Stock Series A and I		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2023 (Restated)	14,885,001	$59,540,000	4,354,057	$17,416,228	123	$492	13,636	$14	$(9,802,172)	$(68,338,447)	$(1,183,885)
Issuance of preferred stock series E	–	–	5,000	20,000	–	–	–	–	(20,000)	–	–
Conversion of convertible notes payable	–	–	–	–	–	–	2,079	2	29,016	–	29,018
Preferred stock Dividends	–	–	–	–	–	–	–	–	–	(150,965)	(150,965)
Net income	–	–	–	–	–	–	–	–	–	1,981,521	1,981,521
Balance, September 30, 2023 (Restated)	14,885,001	$59,540,000	4,359,057	$17,436,228	123	$492	15,715	$16	$(9,793,156)	$(65,507,891)	$675,689

Nine Months Ended September 30, 2023:

	Preferred Stock Series A and I		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022 (Restated)	14,885,001	$59,540,000	4,350,907	$17,403,628	123	$492	12,053	$12	$(10,004,808)	$(68,684,115)	$(1,744,791)
Issuance of preferred stock series B	–	–	3,150	12,600	–	–	–	–	12,400	–	25,000
Issuance of preferred stock series E	–	–	5,000	20,000	–	–	–	–	(20,000)	–	–
Conversion of convertible notes payable	–	–	–	–	–	–	3,662	4	219,252	–	219,256
Preferred stock Dividends	–	–	–	–	–	–	–	–	–	(605,384)	(605,384)
Net income	–	–	–	–	–	–	–	–	–	2,781,608	2,781,608
Balance, September 30, 2023 (Restated)	14,885,001	$59,540,000	4,359,057	$17,436,228	123	$492	15,715	$16	$(9,793,156)	$(65,507,891)	$675,689

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,392,657)	$2,781,608
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	10,096	11,365
Amortization of debt discount	24,821	94,664
Bad debt	–	270,000
Change in estimate for settlement realization rate	1,650,474	–
Conversion and note issuance cost	1,000	11,250
Share issuance for compensations to directors and officers	788,600	–
Share issuance for service rendered	11,625	25,000
Fair value settled upon conversion	–	141,406
Gain on settlement or forgiveness of debt	(78,834)	(390)
(Increase) decrease in:
Accounts receivable	(3,143,440)	(5,510,098)
Right of use - assets	(176,327)	17,763
Prepaids and other current assets	(27,098)	–
Increase (decrease) in:
Accounts payable and accrued expense	(691,072)	733,125
Accrued officers compensation	(380,001)	514,000
Accrued interest	218,174	380,020
Right of use - liabilities	187,734	(27,255)
Net cash used in operating activities	(3,996,905)	(557,542)

Net cash provided by (used in) Discontinued Operations – Operating	111,312	(38,255)

FINANCING ACTIVITIES
Payments to director	(120,997)	–
Repayment of SBA loans	(4,545)	(803)
Proceeds from convertible notes payable	–	421,376
Payment of convertible notes	(105,079)	–
Net proceeds from line of credit	5,348,871	5,848
Payment of note payable	(50,000)	–
Proceeds from note payable – related party	–	250
Payment of dividends on preferred stock	(100,000)	–
Net cash provided by financing activities	4,968,250	426,671

Net cash provided by Discontinued Operations – Financing	–	131,260

NET INCREASE (DECREASE) IN CASH	1,082,657	(37,866)
CASH, BEGINNING OF PERIOD	866,943	219,085
CASH, END OF PERIOD	$1,949,600	$181,219

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for Interest	$126,732	$6,389

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$1,680	$99,533
Common stock issued upon conversion of preferred stock	$14,158	$–
Series Y preferred stock issued in exchange of convertible notes payable	$3,755,632	$–
Promissory note payable issued in settlement agreement	$535,000	$–
Right of use assets acquired	$363,411	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Cardiff is an acquisition holding company focused on locating undervalued and undercapitalized companies, primarily in the healthcare industry, and providing them capitalization and leadership to maximize the value and potential of their private enterprises while also providing diversification and risk mitigation for stockholders. All of Cardiff’s operations are predominantly conducted through, and its income derived from, its Nova Ortho and Spine, LLC (“Nova”) subsidiary. Its subsidiaries include:

•	Nova, which was acquired on May 31, 2021;

•	Edge View Properties, Inc. (“Edge View”), which was acquired on July 16, 2014; and

•	Platinum Tax Defenders (“Platinum Tax”), which was acquired on July 31, 2018 and sold on November 10, 2023. As a result, Platinum Tax is presented as a discontinued operation.

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff and its wholly owned subsidiaries, Nova, Edge View, and Platinum Tax and (collectively, the “Company”). Subsidiaries shown as discontinued operations include Platinum Tax. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Accounts Receivable

In the normal course of business, the Company is in the lien based medical industry providing orthopedic healthcare servicing an uninsured market insulated by a letter of protection which insulates the Company and insures payment in full from insurance settlements. Accounts receivable consists of amounts due from attorneys and insurance providers for services provided to patients under the letter of protection. Accounts receivable are recorded at the expected settlement realization amount, which is less contractual adjustments and an allowance for credit losses. The Company recognizes an allowance for credit losses for its accounts receivable to present the net amount expected to be collected as of the balance sheet date. This allowance is determined based on the history of net settlements received, where the net settlement amount is not collected. No collection can happen if no settlement is reached with the defendant’s insurance company and the plaintiff (the patient) loses the case at trial, or the case is abandoned, then the Company will not be able to collect on its letter of protection and its receivable will not be collected. The Company monitors outstanding cases as they develop through ongoing discussions with attorneys, doctors and third-party medical billing company and additionally monitors settlement realization rates over time. Additionally, the Company considers economic factors and events or trends expected to affect future collections experience. The no collection history of the Company’s customers is considered in future assessments of collectability as these patterns are established over a longer period. The Company uses the term collection and collection rate in its disclosures to describe the historical less than 1% occurrence of not collecting under a contract, which aligns with the Company’s credit loss accounting under ASC 326.

The Company does not have a significant exposure to credit losses as it has historically had a less than 1.0% loss rate where the Company received no settlement amount for its outstanding accounts receivable. Although possible, claims resulting in zero collection upon settlement are rare based on the Company’s historical experience and has historically been 0.5% to 1.0% of its outstanding accounts receivable, thereby resulting in a collection rate of 99%. The Company uses the loss rate method to record its allowance for credit losses. The Company applies the loss rate method by reviewing its zero collection history on a quarterly basis and updating its estimates of credit losses to adjust for changes in loss data. The Company typically collects on its accounts receivable between eighteen and twenty-four months after recording. The Company does not record an allowance for credit losses based on an aging of its accounts receivable as the aging of the Company’s receivables do not influence the credit loss rate due to the nature of its business and the letter of protection. The Company does not adjust its receivables for the effects of a significant financing component at contract inception as the timing of variable consideration is determined by the settlement, which is outside of the Company’s control. As of September 30, 2024 and December 31, 2023, the Company’s allowance for credit losses was $122,190. The Company recognized $0 and $270,000 of credit loss expense during the nine months ended September 30, 2024 and 2023, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations. The balance of accounts receivable, net as of January 1, 2023 was $6,603,920.

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

Goodwill

Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors as such to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation for impairment of Goodwill, if needed, is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the nine months ended September 30, 2024 and 2023, the Company did not recognize any goodwill impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses services promised within each contract and determines those that are a performance obligation and assesses whether each promised service is distinct.

The Company’s contracts contain a single performance obligation (providing orthopedic services), as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct, as a result, the entire transaction price is allocated to this single performance obligation.

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

In determining net revenue to record under ASC 606, the Company must estimate the transaction price, including estimates of variable consideration in the contract at inception. In order to estimate variable consideration, the Company uses established billings rates (also described as “gross charges”) for the procedures being performed, however, the billing rates are not the same as actual amounts recovered for the Company’s healthcare subsidiary. They generally do not reflect what the Company is ultimately paid by the customer, insurance carriers and other payors, and therefore are not reported in the consolidated financial statements at that rate. The Company is typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code. This gross charge is discounted to reflect the percentage paid to the Company using a modifier recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee. These adjustments are considered variable consideration under ASC 606 and are deducted from the calculated fee to arrive at the net transaction price. The Company also estimates changes in the contract price as a result of price concessions, changes to deductibles, co-pays and other contractual adjustments to determine the eventual settlement amount the Company expects to receive. The Company uses the term settlement realization in its disclosures to describe the amount of cash the Company expects to receive based on its estimate of the transaction price under the expected value method of ASC 606.

Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration, which has been based on a historical 12-month lookback of its actual settlement realization rates. The estimates of reserves established for variable consideration reflect current contractual requirements, the Company’s historical experience, specific known market events and trends, industry data and forecasted patient data and settlement patterns. Settlement realization patterns are assessed based on actual settlements and based on expected settlement realization trends obtained from discussions with attorneys, doctors and our third-party medical billing company. Settlement amounts are negotiated, and prolonged settlement negotiations are not indicative of a greater likelihood of reduced settlement realization or zero settlement.

The Company may accept a lower settlement realization rate in order to receive faster payment. The Company obtains information about expected settlement realization trends from discussions with doctors and attorneys and its third-party medical billing company vendor, which handles settlement claims and negotiations. Settlement amounts are presented to the Company’s third-party medical billing company vendor.

Settlement rates of 49% or higher based on gross billed amounts are typically accepted without further negotiation. Proposed settlement rates below 49% are negotiated when possible and longer negotiations typically result in higher settlement rates. If the Company accepts a lower settlement realization rate in order to receive payments more quickly, the Company considers that a price concession and estimates these concessions at contract inception. The various forms of variable consideration described above included in the transaction price may be constrained and are included in net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company has not constrained any of its estimates of variable consideration for any of the periods presented.

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

Settlement Rates

Prior to its fiscal year 2024, the Company has historically had a 49% settlement realization rate from its total gross billed charges. Accordingly, the Company has historically recognized net healthcare service revenue as 49% of gross billed amounts. During the nine months ended September 30, 2024, the Company underwent efforts to accelerate cash settlements by accepting lower settlement realization rates in order to settle outstanding accounts receivable more quickly, which is expected to continue for the foreseeable future. This new initiative caused the Company to reassess the average settlement rate used to recognize healthcare service revenue as a prospective change in estimate given new information available. Accordingly, during the third quarter of 2024, the Company completed a thorough review of its third-party billing data, including reviewing historical reports and new reporting methods as a part of its updated analysis. Based upon this review it was determined that a 24-month lookback period should be used in the analysis of its historical settlement realization rates. Accordingly, its estimate of its settlement realization rate was reduced from 49% to 44%, resulting in a $1,650,474 million reduction in its accounts receivable and revenue during the third quarter of 2024 related to the change in estimate. Additionally, as a result of this reduced settlement realization experience, the Company recorded reductions to net revenue of $0 and $1,199,155 for the three and nine months ended September 30, 2024, respectively.

The Company will continue to evaluate its estimate of its settlement realization rates in the future, which will include a monthly review of the Company’s trailing 24-month historical settlement realization rate, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and the Company’s third-party medical billing company in order to determine its variable consideration under ASC 606 and the net transaction price. The Company will update its settlement realization rate estimate used in determining its accounts receivable and revenue each quarter based on this review.

Contract Fees (Non-PIP)

The Company has contract fees for amounts earned from its Non-Personal Injury Protection (“PIP”) related procedures, typically car accidents, and are settled on a contingency basis. Prior to April 2023, these cases were sold to a factor who bears the risk of economic benefit or loss. Generally, the sale of these cases to a third-party factor resulted in an approximate 54% reduction from the accounts receivables amounts. After selling patient cases to the factor, any additional funds settled by us were remitted to the factor. The Company evaluated the factored adjustments considering the actual factored amounts per patient on a quarterly interval, and the reductions from accounts receivable that were factored were recorded in finance charges as other expenses on the consolidated statement of operations. As a result of the Company’s eighteen to twenty-four month settlement realization timeframe, the Company has an accrued liability resulting from the settlement of receivables sold to the third-party factors which fluctuates as settlements are made and remitted to those third-party factors. These accounts receivables sold to these third-party factors are not included in the Company’s financial statements accounts receivable balance once sold and therefore are not part of the assessment of the net realizable value of accounts receivable. For the nine months ended September 30, 2023, the Company factored a total of $544,196 of its accounts receivable in exchange for cash of $253,750. The Company ceased factoring of accounts receivable in the first quarter of 2023.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations and changes in stockholders’ equity. The Company recognized advertising and marketing expense of $84,914 and $71,636 for the three months ended September 30, 2024 and 2023, respectively. The Company recognized advertising and marketing expense of $263,864 and $243,315 for the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company had sustained recurring operating losses since its inception and has an accumulated deficit of $71,792,589 as of September 30, 2024. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

During the preparation of the financial statements for the year ended December 31, 2023, the Company identified and corrected its classification and accounting treatment for its series R convertible preferred stock and the related dividend accrual. Pursuant to ASC 250, Accounting changes and error corrections issued by FASB and Staff Accounting Bulletin 99 Materiality, issued by Securities and Exchange Commission, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the consolidated balance sheet as of September 30, 2023 as a $274,982 increase to the mezzanine equity and offsetting decrease to the series R convertible preferred stock and subject to possible redemption mezzanine equity line item. In addition, the impact of the unpaid dividend accrual was reflected as of September 30, 2023 as a $24,681 increase to mezzanine equity and offsetting decrease to the accumulated deficits.

During the preparation of the financial statements for three months ended March 31, 2024, the Company identified and corrected its classification for all its outstanding common stock amount per par value of $0.001 with additional paid-in-capital related with a 1-for-75,000 reverse split executed on January 9, 2024. The impact of this adjustment decreased $1,804,774 to common stock and offsetting increase to additional paid-in-capital as of December 31, 2023.

On November 10, 2023, the Company sold Platinum Tax, which was a full-service tax resolution firm located in Los Angeles, California. The Company presented in prior periods operating loss as loss from discontinued operations of $3,705 and $93,005 on the consolidated statement of operations for the three and nine months ended September 30, 2023, respectively.

The impact of the error corrections also reflected a $136.12 increase of basic earnings per share, and a $2.30 increase of diluted earnings per share on the consolidated statement of operations for the three months ended September 30, 2023. For the nine months ended September 30, 2023, the impact of the error correction reflected a $167.33 increase of basic earnings per share, and an increase of $2.40 of diluted earnings per share.

The following tables summarize the impact of the corrections on the Company’s condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statement of operations for the three and nine months ended September 30, 2023, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2023:

Balance sheet
	Impact of correction of error
September 30, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	$18,518,727	$(844)	$18,517,883

Total liabilities	12,102,942	(244,129)	11,858,813

Mezzanine equity	5,440,434	299,663	5,740,097

Total stockholders' equity	$975,352	$(299,663)	$675,689

Statement of operations

	Impact of correction of error
Three months ended September 30, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$3,438,124	$(32,265)	$3,405,859
Cost of sales	557,028	(5,605)	551,423
Gross profit	2,881,096	(26,660)	2,854,436
Operating expense	611,110	(30,067)	581,043
Income from operations	2,269,986	3,407	2,273,393
Other income (expense), net	(288,465)	298	(288,167)
Net income before discontinued operations	1,981,521	3,705	1,985,226
Loss from discontinued operations	–	(3,705)	(3,705)
Net income for the period	$1,981,521	$–	$1,981,521
Preferred stock dividends	$(150,965)	$0.00	$(150,965)
Net income attributable to common shareholders	$1,830,556	$0.00	$1,830,556
Basic earnings per share for continuing operations	$0.00	$136.12	$136.12
Diluted earnings per share for continuing operations	$0.00	$2.30	$2.30

	Impact of correction of error
Nine months ended September 30, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Revenue	$9,781,731	$(304,967)	$9,476,764
Cost of sales	2,643,137	(53,730)	2,589,407
Gross profit	7,138,594	(251,237)	6,887,357
Operating expense	2,448,876	(341,900)	2,106,976
Income from operations	4,689,718	90,663	4,780,381
Other income (expense), net	(1,908,110)	2,342	(1,905,768)
Net income before discontinued operations	2,781,608	93,005	2,874,613
Loss from discontinued operations	–	(93,005)	(93,005)
Net income for the period	$2,781,608	$–	$2,781,608
Preferred stock dividends	$(605,384)	$0.00	$(605,384)
Net income attributable to common shareholders	$2,176,224	$0.00	$2,176,224
Basic earnings per share for continuing operations	$0.00	$167.33	$167.33
Diluted earnings per share for continuing operations	$0.00	$2.40	$2.40

Statement of Cash Flows

	Impact of correction of error
Nine months ended September 30, 2023 (Unaudited)	As previously reported	Adjustments	As restated

Net cash used in operating activities of continuing operations	$(603,392)	$45,850	$(557,542)
Net cash provided by financing activities of continuing operations	$557,933	$(131,262)	$426,671

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2024	December 31, 2023
Accounts payable	$663,381	$720,774
Accrued credit cards	8,248	26,645
Accrued liability for settlement of previously factored receivables	599,956	1,247,772
Accrued income and property taxes	5,346	5,346
Accrued professional fees	50,721	29,122
Accrued board fees	15,000	–
Accrued dividend	30,354	–
Accrued public company fees	5,000	–
Accrued travel expense	1,571	–
Accrued payroll	6,835	17,472
Total	$1,386,412	$2,047,131

The Company is delinquent paying certain property taxes. As of September 30, 2024 and December 31, 2023, the balance for these property taxes was $1,659.

4.	PLANT AND EQUIPMENT, NET

Property and equipment as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Medical equipment	$96,532	$96,532
Computer Equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	15,079
Leasehold Improvement	15,950	15,950
Total	136,750	136,750
Less: accumulated depreciation	(112,187)	(102,089)
Property and equipment, net	$24,563	$34,661

For the three months ended September 30, 2024 and 2023, depreciation expense was $3,365 and $3,365, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expense was $10,096 and $11,365, respectively.

5.	LAND

As of September 30, 2024 and December 31, 2023, the Company had 27 acres of land of approximately $540,000. The land is currently vacant and is expected to be developed into a residential community.

6.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due from previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts is $4,979 due from the previous owners as of September 30, 2024 and December 31, 2023.

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of September 30, 2024 and December 31, 2023, the Company owed the Chairman $0 and $120,997, respectively. During the nine months ended September 30, 2024, the Company paid $120,997 to the Chairman.

See also Note 8. Convertible Notes Payable and the disclosure regarding Note payable 41.

See also Note 13. Commitments and Contingencies for compensation paid to employees of the Company.

7.	NOTES AND LOANS PAYABLE

Notes payable at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
Notes and loans payable	$8,215,069	$2,280,743
Less current portion	(8,074,797)	(2,136,077)
Long-term portion	$140,272	$144,666

Long-term debt matures as follows:

Amount
2024 (remainder of year)	$8,071,169
2025	4,837
2026	4,837
2027	4,837
2028	4,837
Thereafter	124,552
Total	$8,215,069

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

The note does not bear interest and requires fixed payments as follows: (i) if the Company raises at least $5 million but less than $6 million in its planned underwritten public offering (the “Offering”), then it must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th, 180th, and 240th days following the closing of the Offering, respectively; (ii) if the Company raises at least $6 million but less than $7 million in the Offering, then it must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if the Company raises at least $7 million in the Offering, then it must repay the entire principal amount on the closing date of the Offering. If the Offering is not completed by August 15, 2024, then the Company is required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. Notwithstanding the foregoing, if the Company abandons the Offering and conducts a new public offering thereafter, then the Company is required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the note, it shall become immediately due and payable on such date. The Company may prepay the entire principal amount at any time without penalty. The note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest would automatically begin to accrue at a simple interest rate of ten percent per annum. This transaction was accounted for as a debt extinguishment and a gain on settlement of $78,834 was recorded to the unaudited, consolidated statement of operations for the quarter ended June 30, 2024, in accordance with FASB Topic 470 Borrower’s Accounting for Debt Modifications. During the three months ended September 30, 2024, the Company paid $50,000 against the outstanding principal balance. At September 30, 2024, the remaining principal balance was $485,000.

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at September 30, 2024 and December 31, 2023. The accrued interest of the debenture was $8,537 and $7,547 at September 30, 2024 and December 31, 2023, respectively. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The principal balance and accrued interest at September 30, 2024 was $145,109 and $0, respectively, and principal and accrued interest at December 31, 2023 was $149,655 and $956, respectively.

Line of Credit

On September 29, 2023, the Company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC (“DML”) to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by the Company and DML, the maximum amount may be increased. On April 24, 2024, the Company and Nova entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, the Company and Nova entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. As of September 30, 2024, and December 31, 2023, the Company had $7,468,971 and $2,120,100, respectively, outstanding balance against the revolving receivable line of credit. As of September 30, 2024, there was $252,628 of interest accrued related to the line of credit. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025.

8.	CONVERTIBLE NOTES PAYABLE

As of September 30, 2024 and December 31, 2023, the Company had convertible debt outstanding net of amortized debt discount of $105,000 and $3,807,030, respectively. During the nine months ended September 30, 2024, the Company paid the total principal outstanding of $100,080 and the total outstanding interest of $22,279 to the holder of Notes 9 and 10-1. The Company also paid the total principal outstanding of $5,000 and the total outstanding interest of $501 to the holder of Note 41. Additionally, the Company paid $100,000 of accrued interest to convertible noteholder related to note 40-1. On June 11, 2024, the Company entered into a settlement agreement and release of claims with the holder of Notes 29-2, 37-1, 37-2 and 37-3 (see below and also Note 7. Notes and Loans Payable for further details). Pursuant to the settlement agreement and release of claims, the holder agreed to cancel these notes in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000. Additionally, during the nine months ended September 30, 2024, the Company exchanged Notes 40-1, 40-2, 40-3, 40-4, 40-5, 40-6, 40-7, 40-8, 40-9 and 40-10 for the issuance of 938,908 shares of series Y senior convertible preferred stock to the noteholder. See also Note 9. Capital Stock.

During the nine months ended September 30, 2023, the Company received net proceeds of $421,375 from convertible notes. There were debt discounts associated with the convertible debt of $0 and $24,820 at September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, the Company recorded amortization of debt discounts of $0 and $46,048, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded amortization of debt discounts of $24,821and $94,664, respectively.

During the nine months ended September 30, 2024, the Company converted $680 in accrued interest and $1,000 in conversion cost into 1,222 shares of common stock. The Company recognized $1,679 of additional paid-in capital to adjust fair value for the debt settlement during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company converted $87,460 of convertible debt, $12,073 in accrued interest and $3,000 in conversion cost into 3,662 shares of the Company’s common stock. The Company recognized $141,406 of interest expense and additional paid-in capital to adjust fair value for the debt settlement during the nine months ended September 30, 2023.

Convertible notes as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
Convertible notes payable	$105,000	$3,831,850
Discounts on convertible notes payable	–	(24,820)
Total convertible debt less debt discount	105,000	3,807,030
Current portion	105,000	3,807,030
Long-term portion	$–	$–

The following is a schedule of convertible notes payable as of and for the nine months ended September 30, 2024.

Note #	Issuance	Maturity	Principal Balance 12/31/23	Settlements and/or Principal Conversions	New Loans or (Cash Paydown)	Shares Issued Upon Conversion or Exchange		Principal Balance 09/30/24	Accrued Interest on Convertible Debt at 12/31/23	Interest On Convertible Debt For the Period Ended 09/30/24	Accrued Interest on Convertible Debt at 09/30/24	Unamortized Debt Discount At 09/30/24
9	09/12/2016	09/12/2017	$50,080	$–	$(50,080)	1,222		$–	$5,581	$(5,581)	$–	$–
10	01/24/2017	01/24/2018	55,000	–	–	–		55,000	80,875	8,258	89,134	–
10-1	02/10/2023	02/10/2024	50,000	–	(50,000)	–		–	6,658	(6,658)	–	–
10-2	03/30/2023	03/30/2024	25,000	–	–	–		25,000	2,836	3,442	6,277	–
10-3	08/11/2023	08/11/2024	25,000	–	–	–		25,000	1,469	3,130	4,599	–
29-2	11/08/2019	11/08/2020	36,604	(36,604)	–	–		–	10,109	(10,109)	–	–
31	08/28/2019	08/28/2020	–	–	–	–		–	8,385	(8,385)	–	–
37-1	09/03/2020	06/30/2021	113,667	(113,667)	–	–		–	64,929	(64,929)	–	–
37-2	11/02/2020	08/31/2021	113,167	(113,167)	–	–		–	63,594	(63,594)	–	–
37-3	12/29/2020	09/30/2021	113,166	(113,166)	–	–		–	62,558	(62,558)	–	–
40-1	09/22/2022	09/22/2024	2,600,000	(2,600,000)	–	938,908	(1)	–	252,665	(252,655)	–	–
40-2	11/04/2022	09/22/2024	68,667	(68,667)	–	–		–	7,939	(7,939)	–	–
40-3	11/28/2022	09/22/2024	68,667	(68,667)	–	–		–	7,506	(7,506)	–	–
40-4	12/21/2022	09/22/2024	68,667	(68,667)	–	–		–	7,054	(7,054)	–	–
40-5	01/24/2023	03/21/2024	90,166	(90,166)	–	–		–	8,284	(8,284)	–	–
40-6	03/21/2023	09/22/2024	139,166	(139,166)	–	–		–	10,671	(10,671)	–	–
40-7	06/05/2023	06/05/2024	139,166	(139,166)	–	–		–	7,826	(7,826)	–	–
40-8	06/13/2023	06/13/2024	21,167	(21,167)	–	–		–	1,127	(1,127)	–	–
40-9	07/19/2023	07/19/2024	35,500	(35,500)	–	–		–	1,605	(1,605)	–	–
40-10	07/24/2023	07/24/2024	14,000	(14,000)	–	–		–	614	(614)	–	–
41	08/25/2023	08/25/2024	5,000	–	(5,000)	–		–	175	(175)	–
			$3,831,850	$(3,621,770)	$(105,080)	940,130		$105,000	$612,460	$(512,450)	$100,010	$–

(1)	938,908 Series Y Senior Convertible Preferred Shares issued in exchange for full value of the outstanding principal and interest on Notes 40-1, 40-2, 40-3, 40-4, 40-5, 40-6, 40-7, 40-8, 40-9 and 40-10

Note 9

On September 12, 2016, the Company issued a convertible promissory note in the principal of $80,000 for services rendered, which matured on September 12, 2017. Note 9 was in default and accrued at a default interest rate of 20% per annum. In May of 2024, the $58,846 total outstanding principal and interest was paid in full.

Note 10, 10-1, 10-2 and 10-3

On January 24, 2017, the Company issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. Note 10 is currently in default and accrues interest at a default interest rate of 20% per annum. On February 10, 2023, the Company executed a second tranche under this note in the principal amount of $50,000 (Note 10-1). On March 30, 2023, the Company executed a third tranche under this note in the principal amount of $25,000 (Note 10-2). On August 11, 2023, the Company executed a fourth tranche under this note in the principal amount of $25,000 (Note 10-3). In May of 2024, the $63,513 total outstanding principal and interest on Note 10-1 was paid in full. Notes 10-2 and 10-3 are currently in default and accrue interest at a default interest rate of 20% per annum.

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

Note 41

On August 25, 2023, the Company issued a twelve-month convertible promissory note in the principal amount of $5,000 to the Company’s CEO for the Company’s operating expenses. The rate of interest is 10% per annum. In August of 2024, the remaining outstanding principal and interest of $5,501 was paid in full.

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

Dividend Rights. Holders of series N senior convertible preferred stock are entitled to dividends at a rate per annum of 12.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series N senior convertible preferred stock), such rate would increase by 8% per annum. Dividends accrued from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date in cash or common stock at the Company’s discretion. Dividends payable in common stock are to be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common stock on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date. At September 30, 2024 and December 31, 2023, cumulative dividends earned on the series N senior convertible preferred stock were $1,211,585 and $766,437, respectively. At September 30, 2024 $1,106,562 of the cumulative accrued dividends were paid by the Company via the issuance of 197,601 shares of the Company’s common stock. The remaining $105,023 cumulative accrued dividend will be paid during the fourth quarter 2024 via the issuance of 26,256 shares of the Company’s series N senior convertible preferred stock.

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

Dividend Rights. The holders of series R convertible preferred stock were entitled to receive cumulative dividends in the amount of twelve percent (12%) per annum, payable quarterly. In addition, holders of series R convertible preferred stock were entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. Any dividends that were not paid when due were to continue to accrue and entailed a late fee, which must be paid in cash, at the rate of 18% per annum or the lesser rate permitted by applicable law which was to accrue and compound daily from the missed payment date through and including the date of actual payment in full. At September 30, 2024 and December 31, 2023, cumulative dividends on Series R Preferred Stock were $0 and $109,980, respectively.

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

Dividend Rights. Holders of series X senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series X senior convertible preferred stock), such rate was to increase by 5% per annum. Dividends accrue from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date. At September 30, 2024 and December 31, 2023, cumulative dividends earned on the series X senior convertible preferred stock were $221,018 and $190,685, respectively. At September 30, 2024, $183,210 of the cumulative accrued dividends were paid by the Company via the issuance of 25,173 shares of the Company’s common stock. The remaining $37,808 cumulative accrued dividend will be paid during the fourth quarter 2024 via the issuance of 9,453 shares of the Company’s series X senior convertible preferred stock.

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

Dividend Rights. Holders of series Y senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series Y senior convertible preferred stock), such rate shall increase by 5% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date and may be paid in cash or common stock at our discretion; provided that the Company may only pay dividends in common stock if such common stock is free-trading, freely transferable, and does not contain a legend (or be subject to stop transfer or similar instructions) restricting the resale or transferability thereof. Dividends payable in common stock shall be calculated based on a price equal to eighty percent (80%) of the VWAP during the five (5) trading days immediately prior to the applicable payment date. At September 30, 2024, cumulative dividends earned on the series Y senior convertible preferred stock were $177,910. $147,555 of the cumulative accrued dividends was paid by the Company via the issuance of 12,135 shares of the Company’s common stock and 16,206 shares of the Company’s series Y senior convertible preferred stock as of September 30, 2024. At September 30, 2024, the total dividends payable was $30,354.

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

Preferred Stock Transactions

During the nine months ended September 30, 2024, the Company executed the following transactions:

•	On January 19, 2024, the Company issued 62,500 shares of series I preferred stock to each of Daniel R. Thompson, the Chairman of the Board, and Alex Cunningham, the Company’s Chief Executive Officer, for $250,000 bonus compensation for the fiscal year of 2023, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 5,000 shares of series I preferred stock to Matthew Shafer, the Company’s Chief Financial Officer, for $20,000, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 2,500 shares of series I preferred stock to Zia Choe, the Company’s Chief Accounting Officer, for $10,000, at the fair value of $4.48 per share.

In connection with these aforementioned shares issuances on January 19, 2024 and January 31, 2024, the Company engaged a valuation specialist to perform a business valuation monte carlo simulation for the series I preferred stock resulting in those indicated fair values.

•	An aggregate of 1,385,549 shares of series B preferred stock were converted into an aggregate of 2,771,098 shares of common stock.

•	An aggregate of 78 shares of series C preferred stock were converted into an aggregate of 780,000 shares of common stock.

•	An aggregate of 80,375 shares of series E preferred stock were converted into an aggregate of 160,750 shares of common stock.

•	An aggregate of 26,252 shares of series F-1 preferred stock were converted into an aggregate of 52,504 shares of common stock.

•	An aggregate of 3,477,000 shares of series I preferred stock were converted into an aggregate of 6,954,000 shares of common stock.

•	An aggregate of 1,713,584 shares of series J preferred stock were converted into an aggregate of 3,427,168 shares of common stock.

•	2 shares of series C preferred stock were cancelled, which were issued erroneously.

•	165 shares of series R preferred stock were cancelled as part of the settlement agreement described in Note 7. Notes and Loans Payable

•	On May 15, 2024, in conjunction with the exchange of certain senior secured convertible promissory notes, 938,908 shares of series Y senior convertible preferred stock were issued with an aggregate value of $3,755,632.

•	On September 25, 2024, 16,206 shares of series Y senior convertible preferred stock were issued with an aggregate value of $64,824 as payment of accrued dividends.

During the nine months ended September 30, 2023, the Company executed the following transaction:

•	On May 25, 2023, the Company issued 3,150 shares of series B preferred stock to Zia Choe, Interim Chief Financial Officer for $25,000.

•	On July 24, 2023, the Company issued 5,000 shares of series E preferred stock as compensation for the property manager of Edge View in exchange for a bonus of $5,000.

Common Stock

In addition to the issuance of common stock from the conversions of preferred stock noted above, during the nine months ended September 30, 2024, the Company executed the following transactions:

•	The Company issued an aggregate of 234,909 shares of common stock in payment of various accrued dividends on the series N, series X and series Y preferred stock.

•	The Company issued 1,222 shares of common stock upon conversion of certain convertible notes.

•	On March 5, 2024, the Company issued 7,500 shares of common stock to an investor relation service provider. The Company recognized the fair value for the issuance of the 7,500 shares at $1.55 per share on the closing market price of March 5, 2024 and recorded selling, general and administrative expense of $11,617 in the consolidated statement of operations.

•	On March 26, 2024, the Company issued an aggregate of 30,000 shares of common stock to three board members. The Company recognized the fair value for the issuance of 30,000 shares at $6.50 per share on the closing market price of March 26, 2024 and recorded share-based compensation expense of $195,000 in the consolidated statement of operations.

•	In February 2024, as part of the Red Rock settlement executed in July 2022, the Company issued an aggregate of 37,104 shares of common stock to six previous owners. The Company recognized the fair value for the issuance of 37,104 shares at $3 per share on the closing market price of February 4 through February 6, 2024, and recorded share loss from discontinued operations of $111,312 in the consolidated statement of operations.

•	In September 2024, the Company issued an aggregate of 74,225 shares of common stock as part of a legal settlement.

During the nine months ended September 30, 2023, the Company executed the following transaction:

•	During the nine months ended September 30, 2023, the Company issued 3,662 shares of common stock upon conversion of certain convertible notes.

10.	WARRANTS

The table below sets forth warrant activity during the nine months ended September 30, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2024	3,150	$1,162.76
Granted	–	–
Exercised	–	–
Expired	(3)	135.00
Balance at September 30, 2024	3,147	1,163.74
Warrants Exercisable at September 30, 2024	3,147	$1,162.76

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2023	3,153	$1,162.17
Granted	–	–
Exercised	–	–
Expired	(3)	547.50
Balance at September 30, 2023	3,150	1,162.76
Warrants Exercisable at September 30, 2023	3,150	$1,162.76

11.	DISCONTINUED OPERATIONS

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

Net liabilities of discontinued operations	September 30, 2024	December 31, 2023
Cash	$342	$342
Accounts receivable	300	300
Accounts payable and accrued expenses	238,285	238,285
Net liabilities of discontinued operations	$(237,643)	$(237,643)

	Three Months Ended September 30,
Gain (Loss) from discontinued operations	2024	2023
Revenue	$–	$32,264
Cost of sales	–	(5,604)
Selling, general and administrative expenses	–	(30,067)
Interest expense	–	(298)
Settlement loss	–	–
Loss from discontinued operations	$–	$(3,705)

	Nine Months Ended September 30,
Gain (Loss) from discontinued operations	2024	2023
Revenue	$–	$304,967
Cost of sales	–	(53,730)
Selling, general and administrative expenses	–	(341,900)
Interest expense	–	(2,342)
Settlement loss	(111,312)	–
Loss from discontinued operations	$(111,312)	$(93,005)

12.	GOODWILL

The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the nine months ended September 30, 2024 and 2023, the Company determined there to be no impairment.

13.	COMMITMENTS AND CONTINGENCIES

Leases

ASC 842, “Leases”, requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company adopted ASC 842, January 1, 2020, using the effective date method and elected certain practical expedients allowing the Company not to reassess:

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

The Company leases twelve medical facilities and one vehicle as operating leases as of September 30, 2024. The Company recorded operating lease expenses of $126,831 and $76,466 for the three months ended September 30, 2024 and 2023, respectively, and the Company recorded operating lease expense of $327,008 and $210,696 for the nine months ended September 30, 2024 and 2023, respectively.

The Company has operating leases with future commitments as follows:

Amount
October 2024 – September 2025	$251,214
October 2025 – September 2026	171,507
October 2026 – September 2027	77,871
Total Future Undiscounted Lease Payments	$464,459
Less imputed interest	36,132
Total lease obligations	$464,459

The following table summarizes supplemental information about the Company’s leases:

Weighted-average remaining lease term	2.37 years
Weighted-average discount rate	6.38%

Employees

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chief Executive Officer based on his employment agreement since July 1, 2020, of which 50% was being paid in cash and 50% was being accrued through December 31, 2023. As of January 1, 2024, these are being paid in cash. The total outstanding accrued compensation as of September 30, 2024 and December 31, 2023 was $2,115,500 and $2,365,500, respectively.

The Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chairman of the Board based on his employment agreement since July 1, 2020, of which 50% was being paid in cash and 50% was being accrued through April 30, 2024. As of May 1, 2024, these are being paid in cash. The total outstanding accrued compensation as of September 30, 2024 and December 31, 2023 was $2,220,500 and $2,350,500, respectively.

The Company agreed to pay $228,000 per year to the Chief Financial Officer based on his employment agreement effective as of January 2, 2024. There was no outstanding accrued compensation as of September 30, 2024.

The Company agreed to pay $210,000 per year to the former Chief Accounting Officer based on her employment agreement effective as of January 2, 2024. There was no outstanding accrued compensation as of September 30, 2024.

The Company agreed to pay $156,000 per year to the previous Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of September 30, 2024 and December 31, 2023 was $17,057.

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

At September 30, 2024, the Company had federal and state net operating loss carry forwards of approximately $24 million that expire in various years through the year 2039. Due to current period losses and carryforwards of past net operating losses, there is no provision for current federal or state income taxes for the three and nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, the Company had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Asset:	September 30, 2024	December 31, 2023
Healthcare	$20,155,319	$18,955,991
Real Estate	578,620	587,456
Corporate, administration and other	2,780,823	1,202,364
Consolidated assets	$23,514,762	$20,745,811

	Three Months Ended September 30,
	2024	2023 (Restated)
Revenues:
Healthcare	$1,355,641	$3,405,859
Real Estate	–	–
Consolidated revenues	$1,355,641	$3,405,859

Cost of sales:
Healthcare	$1,000,601	$551,423
Real Estate	–	–
Consolidated cost of sales	$1,000,601	$551,423

Income from operations from subsidiaries
Healthcare	$138,197	$2,610,188
Real Estate	(4,000)	(278)
Income from operations from subsidiaries	$134,197	$2,609,910

Loss from operations from Cardiff Lexington	$(719,357)	$(336,516)
Total income from operations	$(585,160)	$2,273,394

Income (loss) before taxes
Healthcare	$138,197	$2,521,820
Real Estate	(4,000)	(278)
Corporate, administration and other non-operating expenses	(2,112,165)	(536,316)
Consolidated (loss) income before taxes	$(1,977,968)	$1,985,226

	Nine Months Ended September 30,
	2024	2023 (Restated)
Revenues:
Healthcare	$5,149,416	$9,476,764
Real Estate	–	–
Consolidated revenues	$5,149,416	$9,476,764

Cost of sales:
Healthcare	$2,741,765	$2,589,407
Real Estate	–	–
Consolidated cost of sales	$2,741,765	$2,589,407

Income (loss) from operations from subsidiaries
Healthcare	$1,739,099	$5,994,978
Real Estate	(8,836)	(2,118)
Income from operations from subsidiaries	$1,730,263	$5,992,860

Loss from operations from Cardiff Lexington	$(2,255,914)	$(1,212,479)
Total (loss) income from operations	$(525,651)	$4,780,381

Income (loss) before taxes
Healthcare	$1,739,099	$4,717,363
Real Estate	(8,836)	(2,118)
Corporate, administration and other non-operating expenses	(4,011,608)	(1,840,632)
Consolidated (loss) income before taxes	$(2,281,345)	$2,874,613

17.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to September 30, 2024 to the date these consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

•	On October 14, 2024, the Company issued 9,453 shares of series X senior convertible preferred stock with an aggregate value of $37,808 as payment of accrued dividends.

•	On October 25, 2024, an aggregate of 41,812 shares of series B preferred stock were converted into an aggregate of 83,624 shares of common stock.

•	On October 25, 2024, an aggregate of 8 shares of series C preferred stock were converted into an aggregate of 80,000 shares of common stock.

•	On October 25, 2024, an aggregate of 50,000 shares of series I preferred stock were converted into an aggregate of 100,000 shares of common stock.

•	On October 25, 2024, the Company issued 26,256 shares of series N senior convertible preferred stock with an aggregate value of $105,023 as payment of accrued dividends.

•	On October 28, 2024, 1 share of series C preferred stock was converted into 10,000 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Segments

As of September 30, 2024, we had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended September 30, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30,
	2024		2023 (Restated)
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$1,355,641	100.00%	$3,405,859	100.0%
Total cost of sales	1,000,601	73.81%	551,423	16.19%
Gross profit	355,040	26.19%	2,854,436	83.81%
Operating expenses
Depreciation expense	3,365	0.25%	3,365	0.10%
Selling, general and administrative	936,835	69.11%	577,677	16.96%
Total operating expenses	940,200	69.35%	581,042	17.06%
(Loss) income from continuing operations	(585,160)	(43.16)%	2,273,394	66.75%
Other expense
Other expense	(6,767)	(0.50)%	(1)	–
Penalties and fees	–	–	(16,000)	(0.47)%
Interest expense	(1,386,041)	(102.24)%	(226,119)	(6.64)%
Amortization of debt discounts	–	–	(46,048)	(1.35)%
Total other expense	(1,392,808)	(102.74)%	(288,168)	(8.46)%
Net (loss) income before discontinued operations	(1,977,968)	(145.91)%	1,985,226	58.29%
Loss from discontinued operations	–	–	(3,705)	(0.11)%
Net (loss) income	$(1,977,968)	(145.91)%	$1,981,521	58.18%

Revenue. For the three months ended September 30, 2024, and 2023, all of our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue decreased by $2,050,218, or 60.20%, to $1,355,641 for the three months ended September 30, 2024 from $3,405,859 for the three months ended September 30, 2023. The decrease in revenue is primarily attributable to the following factors:

•	The 2024 third quarter revenue was negatively impacted by the hurricanes that occurred in Florida during this timeframe. The harsh weather caused several of our facilities to shut down for periods of time due to storm damage as well as patients not being able to attend their appointments. All of our facilities have reopened.
•	Prior to fiscal year 2024 we historically realized a 49% settlement rate from total gross billed charges. Accordingly, we had historically recognized net healthcare service revenue as 49% of gross billed amounts. Throughout the first half of 2024 as well as the third quarter of 2024, we underwent efforts to accelerate cash settlement of our accounts receivable to generate cash flow for operations. We did this by shortening our settlement negotiations timespan with attorneys and insurance companies and accepting lower settlement amounts. We expect this trend to continue in the short term as we work to settle our accounts receivables more quickly to generate cash flow for operations.
•	Additionally, during the third quarter of 2024, we completed a thorough review of our third-party billing data, including reviewing historical reports and new reporting methods as a part of our updated analysis. Based upon this review it was determined that a 24-month lookback period should be used in the analysis of our historical settlement realization rates. As a result of the new efforts to accelerate cash settlement during the nine months ended September 30, 2024, we realized a 44% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. With the reduction in our estimate of our settlement realization rate from 49% to 44%, a $1,650,474 change in accounting estimate was taken during the third quarter of 2024 in our accounts receivable and revenue.

Cost of sales. Our cost of sales consists of surgical center and laboratory fees, physician and professional fees, salaries and wages and medical supplies. Our total cost of sales increased by $449,178, or 81.46%, to $1,000,601 for the three months ended September 30, 2024 from $551,423 for the three months ended September 30, 2023. As a percentage of revenue, cost of sale increased from 16.19% for the three months ended September 30, 2023 to 73.81% for the three months ended September 30, 2024. This increase is mainly attributable to increases in laboratory fees.

Gross profit. As a result of the foregoing, our total gross profit decreased by $2,499,396, or 87.56%, to $355,040 for the three months ended September 30, 2024 from $2,854,436 for the three months ended September 30, 2023. Our total gross margin (as a percent of revenue) decreased from 83.81% for the three months ended September 30, 2023 to 26.19% for the three months ended September 30, 2024.

Depreciation expense. Our depreciation expense was $3,365, or 0.25% of revenue, for the three months ended September 30, 2024, as compared to $3,365, or 0.10% of revenue, for the three months ended September 30, 2023.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries, bonuses plus related payroll taxes and stock compensation expense, advertising expenses, professional advisor fees, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses increased by $359,158, or 62.17%, to $936,835 for the three months ended September 30, 2024 from $577,677 for the three months ended September 30, 2023. As a percentage of revenue, our selling, general and administrative expenses were 69.11% and 16.96% for the three months ended September 30, 2024 and 2023, respectively. Increases were primarily attributable to increases in salaries and wages expense of $265,346, professional fees of $153,624, rent expense of $33,386, payroll taxes of $20,010, and board fee expense of $15,000, offset by a decrease in management fees of $180,000.

Total other income (expense). We had $1,392,808 in total other expense, net, for the three months ended September 30, 2024, as compared to total other expense, net, of $288,168 for the three months ended September 30, 2023. Other expense, net, for the three months ended September 30, 2024 consisted of interest expense of $1,386,041 and other expense of $6,767. Other expense, net, for the three months ended September 30, 2023 consisted of interest expense of $226,119, amortization of debt discounts of $46,048, financing penalties and fees of $16,000 and other expense of $1.

Discontinued operations. For the three months ended September 30, 2024 and 2023, we recorded a loss from discontinued operations of $0 and $3,705, respectively.

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss was $1,977,968 for the three months ended September 30, 2024, as compared to net income of $1,981,521 for the three months ended September 30, 2023, a decrease of $3,959,489.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the nine months ended September 30, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Nine Months Ended September 30,
	2024		2023 (Restated)
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$5,149,416	100.00%	$9,476,764	100.0%
Total cost of sales	2,741,765	53.24%	2,589,407	27.32%
Gross profit	2,407,765	46.76%	6,887,357	72.68%
Operating expenses
Depreciation expense	10,096	0.20%	11,365	0.12%
Share based compensation	300,225	5.83%	–	–
Selling, general and administrative	2,622,981	50.94%	2,095,611	22.11%
Total operating expenses	2,933,302	56.96%	2,106,976	22.23%
(Loss) income from continuing operations	(525,651)	(10.21)%	4,780,381	50.44%
Other income (expense)
Other (expense) income	(4,720)	(0.09)%	204	–
Gain on debt refinance and forgiveness	78,834	1.53%	390	–
Penalties and fees	(1,330)	(0.03)%	(48,000)	(0.51)%
Interest expense	(1,803,657)	(35.03)%	(1,763,698)	(18.61)%
Amortization of debt discounts	(24,821)	(0.48)%	(94,664)	(1.00)%
Total other expense	(1,755,694)	(34.10)%	(1,905,768)	(20.11)%
Net (loss) income before discontinued operations	(2,281,345)	(44.30)%	2,874,613	30.33%
Loss from discontinued operations	(111,312)	(2.16)%	(93,005)	(0.98)%
Net (loss) income	$(2,392,657)	(46.46)%	$2,781,608	29.35%

Revenue. Our total revenue decreased by $4,327,348, or 45.66%, to $5,149,416 for the nine months ended September 30, 2024 from $9,476,764 for the nine months ended September 30, 2023. The decrease in revenue is mainly attributable to the following factors:

•	The 2024 third quarter revenue was negatively impacted by the hurricanes that occurred in Florida during this timeframe. The harsh weather caused several of our facilities to shut down for periods of time due to storm damage as well as patients not being able to attend their appointments. All of our facilities have reopened.

•	Our mix of services provided during the first nine months of the year with lower settlement realization rates from surgical procedures performed and an increase in the lower revenue pain management treatments being performed for approximately the same number of patient visits in the current nine-month period as compared to the same nine-month period in the prior year, also contributed to the decrease in revenue.

•	Prior to fiscal year 2024, we historically realized a 49% settlement rate from total gross billed charges. Accordingly, we had historically recognized net healthcare service revenue as 49% of gross billed amounts. During the nine months ended September 30, 2024, we underwent efforts to accelerate cash settlement of our accounts receivable throughout 2024 to generate cash flow for operations. We did this by shortening our settlement negotiations timespan with attorneys’ insurance companies and accepting lower settlement amounts. We expect this trend to continue in the short term as we work to settle our accounts receivables more quickly to generate cash flow for operations.

•	Additionally, during the third quarter of 2024, we completed a thorough review of our third-party billing data, including reviewing historical reports and new reporting methods as a part of our updated analysis. Based upon this review it was determined that a 24-month lookback period should be used in the analysis of our historical settlement realization rates. As a result of the new efforts to accelerate cash settlement during the nine months ended September 30, 2024, we realized a 44% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. Accordingly, we recorded a reduction to net revenue of $1,199,155 for the nine months ended September 30, 2024. Additionally, with the reduction in our estimate of our settlement realization rate from 49% to 44%, a $1,650,474 change in accounting estimate was taken during the third quarter of 2024 in our accounts receivable and revenue.

Cost of sales. Our total cost of sales increased by $152,358, or 5.88%, to $2,741,765 for the nine months ended September 30, 2024 from $2,589,407 for the nine months ended September 30, 2023. As a percentage of revenue, cost of sale increased from 27.32% for the nine months ended September 30, 2023 to 53.24% for the nine months ended September 30, 2024. This increase is mainly attributable to an increase in laboratory fees.

Gross profit. As a result of the foregoing, our total gross profit decreased by $4,479,706, or 65.04%, to $2,407,651 for the nine months ended September 30, 2024 from $6,887,357 for the nine months ended September 30, 2023. Our total gross margin (as a percent of revenue) decreased from 72.68% for the nine months ended September 30, 2023 to 46.76% for the nine months ended September 30, 2024.

Depreciation expense. Our depreciation expense was $10,096 or 0.20% of revenue, for the nine months ended September 30, 2024, as compared to $11,365, or 0.12% of revenue, for the nine months ended September 30, 2023.

Share based compensation expense. Our share-based compensation expense $300,225, or 5.83% of revenue, for the nine months ended September 30, 2024, as compared to $0 for the nine months ended September 30, 2023. The increase is due to stock issuances for investor relation services, stock issued to board members and stock issued as compensation for new employment bonuses to management.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased by $527,370, or 25.17%, to $2,622,981 for the nine months ended September 30, 2024 from $2,095,611 for the nine months ended September 30, 2023. As a percentage of revenue, our selling, general and administrative expenses were 50.94% and 22.11% for the nine months ended September 30, 2024 and 2023, respectively. Increases were primarily attributable to increases in salaries and wages expense of $769,696, stock compensation expense of $93,600, professional fees of $60,367, investor relations and public company fees of $71,431, insurance expense of $71,635 and rent expense of $100,000, offset by decreases in management fees of $225,000, bad debt expense of $270,000, and penalties of $44,670.

Total other expense. We had $1,755,694 in total other expense, net, for the nine months ended September 30, 2024, as compared to total other expense, net, of $1,905,768 for the nine months ended September 30, 2023. Other expense, net, for the nine months ended September 30, 2024 consisted of interest expense of $1,803,657, amortization of debt discounts of $24,821, penalties and fees of $1,330, and other expenses of $4,720, offset by other income of $78,834 for the gain on debt refinance. Other expense, net, for the nine months ended September 30, 2023 consisted of interest expense of $1,763,698, amortization of debt discounts of $94,664 and financing penalties and fees of $48,000, offset by a gain on debt refinance and forgiveness of $390 and other income of $204.

Discontinued operations. For the nine months ended September 30, 2024 and 2023, we recorded a loss from discontinued operations of $111,312 and $93,005, respectively.

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss for the nine months ended September 30, 2024 was $2,392,657, as compared to net income of $2,781,608 for the nine months ended September 30, 2023, a decrease of $5,174,265.

Liquidity and Capital Resources

As of September 30, 2024, we had $1,949,000 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023 (Restated)
Net cash used in operating activities from continuing operations	$(3,996,905)	$(557,542)
Net cash provided by financing activities from continuing operations	4,968,250	426,671
Net change in cash	1,082,657	(37,866)
Cash and cash equivalents at beginning of period	866,943	219,085
Cash and cash equivalents at end of period	$1,949,600	$181,219

Our net cash used in operating activities from continuing operations was $3,996,905 for the nine months ended September 30, 2024, as compared to $557,542 for the nine months ended September 30, 2023. The primary drivers of our net cash used in operating activities for the nine months ended September 30, 2024 are our net loss of $2,392,657, decreases of $1,492,966 in accounts receivable, $691,072 in accounts payable and other accrued expenses and $380,001 in accrued officer’s compensation, offset by share based compensation of $788,600. For the nine months ended September 30, 2023, our net income of $2,781,608, an increase in accounts payable and accrued expenses of $733,125, an increase in accrued officer’s compensation of $514,000, bad debt expense of $270,000 and an increase in accrued interest of $380,020, offset by a decrease in accounts receivable of $5,510,098, were the primary drivers for the cash used in operations.

We monitor outstanding cases as they develop through ongoing discussions with attorneys, doctors and our third-party medical billing company and additionally monitor our settlement realization rates over time. We have two primary methods of accelerating our cash settlement of our revenue and related accounts receivable. The first is through factoring our receivables, which was done in 2023, but ended prior to April 2023. The second method is through accepting lower settlement amounts during the final negotiations of the settlement, which is coordinated through our third-party medical billing company. When our third-party medical billing company is provided with a settlement amount of 49% of gross charges or greater they will accept. When presented with a lower amount we will discuss the reasons for the reduced rate and negotiate a higher rate. Shortening our negotiation timeframe will typically result in a lower settlement realization rate, but will accelerate the cash settlement of the outstanding accounts receivable. We began employing this second method in 2024, which reduced our settlement realization rate as described below. We have employed both methods from time to time to accelerate our cash settlement and may employ one or both in the future.

Prior to April 2023, we factored (sold) the vast majority of our accounts receivable to third party(s) to generate working capital to fund ongoing business operations and growth. For the nine months ended September 30, 2023, we factored a total of $544,196 of our accounts receivable in exchange for cash of $253,750. We ceased factoring of accounts receivable in the first quarter of 2023. The most recent average realization time for accounts receivable was approximately eighteen to twenty-four months from the initial date of service. Typically, a patient will have a series of dates of service over an average of 12 to 16 months.

Prior to fiscal year 2024, we historically realized a 49% settlement rate from total gross billed charges. Accordingly, we had historically recognized net healthcare service revenue as 49% of gross billed amounts. During the nine months ended September 30, 2024, we underwent efforts to accelerate cash settlement of our accounts receivable throughout 2024 to generate cash flow for operations. We did this by shortening our settlement negotiations with insurance companies and accepting lower settlement amounts. We expect this trend to continue in the short term as we work to settle our accounts receivables more quickly to generate cash flow for operations. Additionally, during the third quarter of 2024, we completed a thorough review of our third-party billing data, including reviewing historical reports and new reporting methods as a part of our updated analysis. Based upon this review it was determined that a 24-month lookback period should be used in the analysis of our historical settlement realization rates. As a result of the new efforts to accelerate cash settlement during the nine months ended September 30, 2024, we realized a 44% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. Accordingly, we recorded reductions to net revenue of $1,199,155 for the nine months ended September 30, 2024. Additionally, with the reduction in our estimate of our settlement realization rate from 49% to 44%, a $1,650,474 change in accounting estimate was taken during the third quarter of 2024 in our accounts receivable and revenue.

We had no investing activities for the nine months ended September 30, 2024 and 2023.

Our net cash provided by financing activities was $4,968,250 for the nine months ended September 30, 2024, as compared to $426,671 for the nine months ended September 30, 2023. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of the proceeds of $5,348,871 from line of credit, offset by the payment of $120,997 to a director, $105,080 paid on convertible notes payable, $100,000 in dividend payments, $50,000 paid on a note payable, and $4,545 in payments on the SBA loan described below. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of proceeds from convertible notes payable of $421,376 and proceeds from line of credit of $35,632, offset by repayments of line of credit of $28,784.

Convertible Notes

As of September 30, 2024, we had convertible debt outstanding net of amortized debt discount of $105,000. During the nine months ended September 30, 2024, we made $105,080 in principal payments and paid the total outstanding accrued interest on these notes in the amount of $22,780. We also paid $100,000 of accrued interest to a convertible noteholder.

On June 11, 2024, we entered into a settlement agreement and release of claims with the holder certain notes. Pursuant to the settlement agreement and release of claims, the holder agreed to cancel such notes in exchange for the fixed amount settlement promissory note in the principal amount of $535,000 described below. Additionally, during the nine months ended September 30, 2024, we exchanged certain notes for the issuance of 938,908 shares of series Y senior convertible preferred stock to the noteholder.

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

Promissory Note – Settlement Agreement

On June 11, 2024, we entered into a settlement agreement and release of claims with the holder of 165 shares of series R convertible preferred stock and certain convertible promissory notes. Pursuant to the settlement agreement and release of claims, the holder agreed to cancel its shares of series R convertible preferred stock and convertible promissory notes in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000. This transaction was accounted for as a debt extinguishment and a gain on settlement of $78,834 was recorded to the unaudited consolidated statement of operations for the nine months ended September 30, 2024, in accordance with FASB Topic 470 Borrower’s Accounting for Debt Modifications.

The note does not bear interest and requires fixed payments as follows: (i) if we raise at least $5 million but less than $6 million in our planned underwritten public offering, or the Offering, then we must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th, 180th, and 240th days following the closing of the Offering, respectively; (ii) if we raise at least $6 million but less than $7 million in the Offering, then we must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if we raise at least $7 million in the Offering, then we must repay the entire principal amount on the closing date of the Offering. As the Offering was not completed by August 15, 2024, we are required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. If the Offering is completed after August 15, 2024, then we are required to make payments as described in the schedule above. Notwithstanding the foregoing, if we abandon the Offering and conduct a new public offering thereafter, then we are required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the note, it shall become immediately due and payable on such date. We may prepay the entire principal amount at any time without penalty. The note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest would automatically begin to accrue at a simple interest rate of ten percent per annum. During the three and nine months ended September 30, 2024, we paid a total of $50,000 against the outstanding principal due.

Small Business Administration Loans

On June 2, 2020, we obtained a loan from the Small Business Administration of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at September 30, 2024 was $145,109 and $0, respectively.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at September 30, 2024 and the accrued interest was $8,537. We assigned all of our receivables from consumer activations of the rewards program as collateral on this debenture.

Line of Credit

On September 29, 2023, our company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC, or DML, to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by us and DML, the maximum amount may be increased. On April 24, 2024, we entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, we entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. As of September 30, 2024, we had an outstanding balance of $7,468,971 against the revolving receivable line of credit and accrued interest of $252,628. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025.

Related Party Loans

In connection with the acquisition of Edge View on July 16, 2014, we assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts is $4,979 as of September 30, 2024.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we are still in the process of remediating as of September 30, 2024, along with the error identified in our Quarterly Reports on Form 10-Q for the six months ended June 30, 2024 and the three months ended March 31, 2024, our disclosure controls and procedures were not effective. The errors identified in our Quarterly Reports on Form 10-Q were corrected in amended filings. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for the description of these weaknesses.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2024, we continued to implement the following remedial procedures:

•	We are making necessary changes by making strategic hiring decisions and providing training to our financial team, and other relevant personnel, on the GAAP accounting guidelines applicable to financial reporting requirements.

•	We are implementing proper documentation procedures for key functional areas, control objectives and our workflows.

•	We are enhancing our processes, routine and non-routine, to encompass segregation of duties as well as oversight of secondary independent reviews.

•	We plan to reinforce effective compensating controls can improve the design of the current process with limited human resources.

•	We hired external consultants to assist with our assessment and accounting for variable consideration as accounted for under ASC 606 and our credit loss expense as accounted for under ASC 326.

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the three months ended September 30, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended September 30, 2024.

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

Date: November 6, 2024	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Shafer
Name: Matthew Shafer
Title: Chief Financial Officer
(Principal Financial Officer)

