Form 10-K
period 2024-12-31
Cardiff Lexington Corp
filed 2025-03-14
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on OTC Pink Market) was approximately $81.2 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2025, there were a total of 15,325,775 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cardiff Lexington Corporation

Annual Report on Form 10-K

Year Ended December 31, 2024

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	62
Item 16.	Form 10-K Summary.	65

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

Our Market Opportunity

Utilizing our management teams and principals’ expansive network of relationships, we believe there to be a significant opportunity for organic growth and expanded utilization of our current locations and an opportunity to open additional locations within new markets. Additionally, we believe there are a substantial number of small to mid-sized healthcare companies, second stage startups – emerging businesses with a strong organic growth plan that is materially cash generative and income producing real estate holdings that we may seek to acquire that can potentially generate attractive returns for our stockholders. We further believe the economic and market dislocation resulting from the COVID-19 pandemic enhanced our opportunity to obtain potentially profitable businesses, which are facing lingering working capital challenges post pandemic, but have rebounded and returned to or near previous levels of profitability. In this environment, we believe the expertise and relationships of our management team represent a compelling value proposition for potential business targets looking for additional working capital infusion, a pathway to exit some equity, and leadership to assist them to grow and expand.

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

We anticipate structuring our acquisitions in such a way so that the post-business combination subsidiary company will directly or indirectly own, acquire, or control 100% of the equity interests or assets of the target business or businesses. We may, however, structure future acquisitions such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for legal or other reasons, but we will only complete such acquisition if the post-business subsidiary company owns or acquires 49% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

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

We have not selected any specific business combination target for our next acquisition, and we have not entered into any binding letters of intent.

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

Competitive Strengths

We believe that we have several competitive advantages that differentiate us from other holding companies. Our competitive strengths include:

•	Management Operating and Investing Experience. Our directors and executive officers have significant executive, investment and operational experience in managing and growing small and middle market companies. We believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities.

•	Extensive Network of Small to Middle Market Companies. As a result of their experience with acquisitions and in providing services to small to middle market companies around the United States, our management team members have developed a broad array of contacts at private and closely held companies. We believe that these contacts will be important in generating potential acquisition opportunities for us.

•	Public Company Benefits. We believe our structure will make us an attractive business transaction partner to prospective acquisition targets. As an existing public company, we will be able to raise capital to deploy to our acquired businesses for their business operations. Additionally, we will be able to offer to the employees of our subsidiaries equity in our company as an additional means of creating management incentives that are better aligned with stockholder’s interests.

•	Maintaining of day-to-day control of operations. As part of our acquisition criteria for a target company, we search for companies with what we believe are strong management teams, which allows us to have the management team maintain control of the day-to-day operations of the companies. We believe this model is attractive to target companies with management desiring to obtain the benefits of being a public company while maintaining control over the operations of their company.

Intellectual Property

We do not have any intellectual property at our holding company.

Employees

As of December 31, 2024, our company had seventeen employees, of which fifteen of these employees were full time (including our operating subsidiaries described below). None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

We do not expect that our holding company will be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Healthcare Business

Our healthcare business is operated by Nova, which we acquired on May 31, 2021. This business accounted for all of our revenues for the years ended December 31, 2024 and 2023.

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

Healthcare Facilities

The main office for our healthcare business is located at 1903 S 25th Street, Suite 103, Fort Pierce, FL 34947. We currently operate twelve facilities, most of which were opened in the last thirty-six months. As of December 31, 2024, management estimates that the twelve facilities are operating at 35% capacity. We believe that the most important factors relating to the overall utilization of a facility include adequate working capital, the quality and market position of the facility and the number, quality and specialties of physicians providing patient care within the facility. Other factors that affect utilization include general and local economic conditions, market penetration, the degree of outpatient use, the availability of reimbursement programs such as Medicare and Medicaid, and demographic changes such as the growth in local populations. Utilization across the industry is also being affected by improvements in clinical practice, medical technology and pharmacology. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payers. We are also unable to predict the extent to which these industry trends will continue or accelerate.

Customers, Sales and Marketing

As of December 31, 2024, we provide services to approximately 250 - 325 patients per month on average at twelve facilities. Patients are primarily referred through a growing network of personal injury attorneys, insurance carriers, physical therapy providers, and chiropractic care providers.

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

Certain of our competitors may have greater financial resources, be better equipped and offer a broader range of services than us. The increase in outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also increases competition for us.

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

Although most of our revenue is provided by bodily injury insurance policies, general liability policies, and personal injury protection policies, our ability to negotiate favorable service contracts with purchasers of group health care services also affects our competitive position and significantly affects the revenues and operating results of our facilities. Managed care plans attempt to direct and control the use of services and to demand that we accept lower rates of payment. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with facilities for managed care programs and discounts from established charges. In return, facilities secure commitments for a larger number of potential patients. Generally, facilities compete for service contracts with group health care service purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from market to market depending on the market strength of such organizations.

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

Competitive Strengths

We believe that we have several competitive advantages, including the following:

•	Broad array of services focusing on plaintiff related care. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves with a focus on plaintiff related care. From sports injuries, to sprains, strains, and fractures, orthopedic and pain procedure services include hip and knee replacement, shoulder reconstruction, fracture care and hand surgery, as well as spinal surgery. Our service model is designed to promote referral relationships, facilitate patient access, and coordinate administration among our company, as a medical provider, personal injury attorneys, and chiropractors. As a result, our revenue is primarily provided by bodily injury insurance policies, general liability policies, and personal injury protection policies, which partially insulates our business from the declining reimbursement programs paid from or correlated to Medicare/ Medicaid and traditional health insurance companies.

•	Opportunities for accelerated growth. We have a track record of delivering strong growth through a combination of organic growth, new contract additions and selective acquisitions. Organic growth has historically been supported by consistent underlying market volume trends, stable pricing and a diversified payor mix. We believe that our networks of high-quality providers position us to take advantage of these trends. We have successfully executed on new contract growth by providing a set of differentiated services and delivering integrated, efficient, high-quality care, which has helped us expand our relationships with our existing customers and compete effectively in the bidding process for new contracts. Additionally, we believe we will have opportunities to expand our services through acquisitions, as discussed in more detail below.

•	Focus on clinical excellence. We are focused on achieving the best clinical outcomes for our patients through the application of rigorous recruiting and credentialing standards, the promotion of a physician-led leadership culture and the monitoring of our clinical quality measures. Through extensive clinical and leadership development programs, we train our healthcare professionals to continually enhance their skills and deliver innovative and patient-focused experiences and outcomes. We provide internally developed continuing medical education accredited courses to our healthcare professionals, including instructor-led and on-line education sessions. We have developed and implemented quality measurement systems that track multiple key indicators, which assist our professionals in systematically monitoring, examining and analyzing outcomes and processes. These quality measurement systems are supplemented by our active peer review infrastructure designed to ensure the development and implementation of actionable items that will improve patient outcomes. Our ability to deliver high levels of customer service and patient care is a direct result of this focus, which helps us to differentiate our services, and to attract and retain providers.

•	Ability to attract and retain high-quality providers. Through our processes, we are able to identify and target high-quality providers to match the needs of our customers. We believe that our operating infrastructure enables us to provide attractive opportunities for our providers to enhance their skills through extensive clinical and leadership development programs. We believe that our differentiated recruiting, training and development programs strengthen our customer and provider relationships, enhance our contract and clinician retention rates and allow us to efficiently recruit providers to support our new contract pipeline.

Growth Strategies

The key elements of our strategy to grow our business include:

•	Capitalize on organic growth opportunities. As noted above, management estimates that our twelve facilities are operating at 35% capacity as of December 31, 2024. Accordingly, we believe that we have an opportunity for organic growth at our existing facilities. We also believe our physician-led, patient-focused culture and approach to clinical solutions will allow us to continue to successfully recruit and retain clinical professionals.

•	Supplement organic growth with strategic acquisitions. The market in which we compete is highly fragmented, presenting significant opportunities for additional acquisitions. We will continue to follow a disciplined strategy in exploring future acquisitions by analyzing the strategic rationale, financial impact and organic growth profile of each potential opportunity. Our current focus for future acquisitions is outpatient Orthopedic Surgery Centers and related Clinics. We have been in discussions with several privately owned Surgery Centers and Clinics. Key targets are strategically located within eighteen states that we have identified to have a combination of favorable dynamics.

•	Enhance operational efficiencies and productivity. We believe there are significant opportunities to continue to build upon our success in improving our productivity and profitability. We continue to focus on initiatives to improve productivity, including more efficient scheduling, continued use of mid-level providers, enhancing our leadership training programs, improving and realigning compensation programs. We believe that our processes related to managed care contracting, billing, coding, collection and compliance have driven a strong track record of efficient revenue cycle management. We have made significant investments in infrastructure, including management information systems that we believe will continue to enable us to improve clinical results and key client metrics while reducing the cost of providing patient care. We have dedicated teams with business and clinical expertise that are responsible for implementing best practices. Furthermore, we will continue to utilize risk mitigation programs for loss prevention and early intervention. We believe that our significant investments in scalable technology systems will facilitate additional cost reductions and efficiencies.

Intellectual Property

Our healthcare business does not own any intellectual property.

Employees and Medical Staff

As of December 31, 2024, Nova had 13 employees. Our facilities are staffed by licensed physicians who have been admitted to the medical staff of individual facilities. Members of the medical staff of our facilities also serve on the medical staffs of facilities not owned by us and may terminate their affiliation with our facilities at any time. Each of our facilities is managed on a day-to-day basis by a managing director. In addition, a Board of Governors, including members of the facility’s medical staff, governs the medical, professional and ethical practices at each facility. We believe that our relations with our employees are satisfactory.

None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal or state health care programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. Although we believe our policies, procedures and practices comply with government regulations, no assurance can be given that we will not be subjected to additional governmental inquiries or actions, or that we would not be faced with sanctions, fines or penalties if so subjected. Even if we were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse impact on us.

Licensing, Certification and Accreditation: All of our facilities are subject to compliance with various federal, state and local statutes and regulations and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and cleanliness. Our facilities must also comply with the conditions of participation and licensing requirements of federal, state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. Various other licenses and permits are also required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment.  All of our eligible hospitals have been accredited by The Joint Commission. All of our facilities are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities. If any of our facilities were to lose its Joint Commission accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility may be unable to receive reimbursement from the Medicare and Medicaid programs and other payers. We believe our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.

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

Health Care Industry Investigations: We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our facilities and are party to various government investigations and litigation. In addition, currently, and from time to time, some of our facilities are subjected to inquiries and/or actions and receive notices of potential non-compliance of laws and regulations from various federal and state agencies. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to potential licensure, certification, and/or accreditation revocation, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with government regulations, no assurance can be given that we will not be subjected to inquiries or actions, or that we will not be faced with sanctions, fines or penalties in connection with the investigations. Even if we were to ultimately prevail, the government’s inquiry and/or action in connection with these matters could have a material adverse effect on our future operating results. It is possible that governmental entities could initiate additional investigations or litigation in the future and that such matters could result in significant penalties as well as adverse publicity. It is also possible that our executives and/or managers could be included as targets or witnesses in governmental investigations or litigation and/or named as defendants in private litigation.

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

The report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2024 contains an explanatory paragraph relating to our ability to continue as a going concern. We had previously sustained operating losses since our inception, have an accumulated deficit of $72,949,085 and $68,684,115 as of December 31, 2024 and 2023, respectively, and had negative cash flow from operating activities of $5,858,147 and $1,807,987 during the years ended December 31, 2024 and 2023, respectively. These factors raise a substantial doubt about our ability to continue as a going concern.

However, management believes, based on our operating plan, that current working capital and current and expected additional financing should be sufficient to fund operations and satisfy our obligations as they come due for at least one year from the financial statement issuance date. However, additional funds from new financing and/or future equity raises are required for continued operations and to execute our business plan and our strategy of acquiring additional businesses. The funds required to execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan on the low end (assuming target company sellers accept a significant portion of the purchase price in the form of seller notes or our equity or equity in one of our subsidiaries) ranges between $5 million to $10 million. If, and to the extent, that sellers are unwilling to accept a significant portion of the purchase price in seller notes and equity, then the cash required to execute our business plan could be as much as $10 million.

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

Our typical accounts receivable collection lifecycle is between 18 and 24 months. This extended period creates several risks relating to our liquidity and cash flow, exposure to bad debt, dependence on external financing, negative impact on our financial metrics and operational challenges.

We operate in the lien-based medical industry. We provide orthopedic healthcare to uninsured patients. Our patients have typically been in an accident and have filed a lawsuit as a plaintiff against the defendant who is allegedly responsible for the accident as the result of negligence or another tort. Since the patient is uninsured, we must wait for payments of amounts owed to us until the patient’s lawyer settles the claim against the defendant’s insurance company or the defendant himself. As a result of our need to wait for such a settlement, we experience an extended accounts receivable collection period, which typically ranges from 18 to 24 months. This extended accounts receivable collection period is very different from a traditional product or service business that collects a majority of receivables within 30, 60, and/or 90-day increments. We routinely receive a letter of protection from our patient and its legal counsel which ensures payment in full from insurance settlements. A letter of protection is a legally binding contract that exists between the patient’s personal injury attorney, the patient, and our company, as the healthcare provider. The letter promises that the patient will pay the medical expenses after the patient’s injury claim reaches its settlement.

This prolonged collection cycle presents several risks that could materially and adversely affect our business, financial condition, and results of operations, including the following.

•	Liquidity and Cash Flow Constraints: The long duration between the sale of our products or services and the receipt of payment from our customers can significantly strain our liquidity and cash flow. This extended time period can limit our ability to invest in growth opportunities, meet our operating expenses, and fulfill our obligations as they become due.

•	Increased Exposure to Bad Debt: Notwithstanding that we typically receive a letter of protection, extended collection periods increase the risk that a net settlement will not be collected in cases where no settlement is reached with the defendant’s insurance company and the plaintiff (our patient) loses the case at trial, or the case is abandoned, potentially leading to higher than anticipated bad debt expenses.

•	Dependence on External Financing: To mitigate the impact of delayed collections, we may need to rely more heavily on external financing sources such as factoring arrangements, lines of credit, loans, or equity financing. Such dependence may result in increased interest expenses, dilution of stockholders' equity, or restrictive covenants that could limit our operational flexibility.

•	Impact on Financial Metrics: Prolonged accounts receivable cycles can distort our financial metrics, including working capital ratios, days sales outstanding (DSO), and cash conversion cycle. These distorted metrics may negatively influence investor perceptions, credit ratings, and our overall financial health.

•	Operational Challenges: Managing long accounts receivable cycles requires robust credit risk management and collections processes. Failure to effectively manage these processes could lead to inefficiencies and higher operational costs.

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

Our business model involves providing healthcare services to patients who have been involved in accidents, with payment for these services typically collected from the patient’s settlement with the defendant’s insurer. This business model results in an extended accounts receivable collection period of 18 to 24 months. The lengthy collection period may adversely impact our cash flow and liquidity, making it more challenging to meet operational and financial obligations.

Historically, we have not maintained systematic processes and resources to manage and monitor the aging of our accounts receivables. The settlement process is complex and ongoing patient care can further complicate the accurate aging of receivables. These complexities may lead to difficulties in assessing the true financial health of our company and in predicting cash flow accurately. Currently, our third-party billing company only captures the first date of service for each patient. This first date of service may be months before surgery or before any significant services have been rendered. The receivable relating to the patient continues to grow over time, which distorts the actual aging of the receivable. With regard to facilities and anesthesiology services, our third-party billing company historically had not captured any first date of service, so we do not have historical data relating to the aging of accounts receivable relating to these services. Recently, we have been working with our third-party billing company to resolve the systematic issue with respect to facilities and anesthesiology services in order to begin to capture the first date of service. We believe that these changes to our financial systems will assist us going forward, but we expect an 18 to 24 month lag before we are able to obtain relevant aging data with regard to these receivables.

We expect that it will take 18 to 24 months to support the aging of our accounts receivables and ensure accurate estimation of the receivable lifecycle, and will require us to devote significant resources during that period. These resources include additional dedicated personnel. We do not expect a significant additional out-of-pocket cost to remedy this situation.

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

We may change our strategy at any time without the consent of our stockholders, which may result in our acquiring businesses or assets that are different from, and possibly riskier than, the strategy described in this report. A change in our strategy may increase our exposure to interest rate and currency fluctuations, subject us to regulation under the Investment Company Act or subject us to other risks and uncertainties that affect our operations and profitability.

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

We may decide to engage in a business transaction with one or more target businesses with which our executive officers, our directors, or any of their respective affiliates, have a relationship, which may create or present conflicts of interest. Regardless of whether we obtain a fairness opinion from an independent investment banking firm with respect to such a transaction, conflicts of interest may still exist with respect to a particular acquisition and, as a result, the terms of the acquisition of a target business may not be as advantageous to our stockholders as it would have been absent any conflicts of interest.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024, management identified material weaknesses. These material weaknesses were associated with our lack of (i) formal documentation over internal control procedures and environment, (ii) proper segregation of duties and multiple level of reviews and (iii) sufficient process, systems and access to technical accounting resources to enable appropriate accounting for and reporting on complex and/or non-routine debt and equity financing transactions including accounting for derivatives, convertible debt, preferred stock. We also have not developed and effectively communicated our accounting policies and procedures to our employees, which has resulted in inconsistent practices. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Delays caused by difficulties in respect of any of the above factors may lead to cost overruns and longer periods before a return is generated on an investment, if at all. We may incur significant capital expenditure but due to a regulatory, planning, or other reason, we may find that we are prevented from opening a new facility or modifying an existing facility. Moreover, even when incurring such development capital expenditure, there is no guarantee that we can fill beds when they become available. Upon operational commencement of a new facility, we typically expect that it will take approximately 12-18 months to reach our targeted occupancy level. Any delays or stoppages in our projects, the unsatisfactory completion or construction of such projects or the failure of such projects to increase our occupancy levels could have a material adverse effect on our business, results of operations and financial condition.

Changes to payment rates or methods of third-party payors, including government healthcare programs, changes to the laws and regulations that regulate payments for medical services, the failure of payment rates to increase as our costs increase, or changes to our payor mix, could adversely affect our operating margins and revenues.

Our revenue is primarily provided by bodily injury insurance policies, general liability policies, and personal injury protection policies, which partially insulates our business from the declining reimbursement programs paid from or correlated to Medicare/Medicaid and traditional health insurance companies. However, we do also depend on private and governmental third-party sources of payment for the services provided to patients and assume financial risks related to changes in third-party reimbursement rates and changes in payor mix. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses, including physician compensation, may not decrease proportionately.

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

Failure to timely or accurately bill for services could have a negative impact on our net revenue and cash flow.

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

Among these laws are the federal False Claims Act, HIPAA and the federal anti-kickback statute and the provision of the Social Security Act commonly known as the “Stark Law.” These laws, and particularly the anti-kickback statute and the Stark Law, impact the relationships that we may have with physicians and other referral sources. We have a variety of financial relationships with physicians who refer patients to our facilities. The Office of the Inspector General of the Department of Health and Human Services, or OIG, has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. A number of our current arrangements, including financial relationships with physicians and other referral sources, may not qualify for safe harbor protection under the anti-kickback statute. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute but may subject the arrangement to greater scrutiny. We cannot assure you that practices that are outside of a safe harbor will not be found to violate the anti-kickback statute. The CMS published a Medicare self-referral disclosure protocol, which is intended to allow providers to self-disclose actual or potential violations of the Stark Law. Because there are only a few judicial decisions interpreting the Stark Law, there can be no assurance that our facilities will not be found in violation of the Stark Law or that self-disclosure of a potential violation would result in reduced penalties.

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

As part of our normal business activities, we produce and store clinical waste which may produce effects that are harmful to the environment or human health. The storage and transportation of such waste is strictly regulated. Our waste disposal services are outsourced and should the relevant service provider fail to comply with relevant regulations, we could face sanctions or fines which could adversely affect our brand, reputation, business, or financial condition. Health and safety risks are inherent in the services that we provide and are constantly present in our facilities, primarily in respect of food and water quality, as well as fire safety and the risk that service users may cause harm to themselves, other service users or employees. From time to time, we have experienced, like other providers of similar services, undesirable health, and safety incidents. Some of our activities are particularly exposed to significant medical risks relating to the transmission of infections or the prescription and administration of drugs for residents and patients. If any of the above medical or health and safety risks were to materialize, we may be held liable, fined and any registration certificate could be suspended or withdrawn for failure to comply with applicable regulations, which may have a material adverse impact on our business, results of operations and financial condition.

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

The nature of our activities could expose us to potential liability for personal injuries and, in certain instances, property damage claims. For instance, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters, or extreme weather conditions such as hurricanes, floods, and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may not carry all the usual and customary insurance policies which would be carried by a similarly-positioned company, and we may not be carrying those insurance policies in amounts and types sufficient to cover every risk which may be encountered by our company. Insurance risks associated with potential terrorist acts could sharply increase the premiums we will pay for coverage against property and casualty claims. We cannot assure you that we will have adequate coverage for all losses. If any of our properties incur a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we do not expect to have any contingent sources of funding in place to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in a decreased value attributed to our publicly traded stock.

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

Our executive officers and directors are collectively able to exercise approximately 84.69% of our total voting power. As a result, they possess significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions without the votes of any other stockholders. They are expected to have significant influence over a decision to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in our best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our common stock or prevent our stockholder from realizing a premium over the then-prevailing market price for their common stock.

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

All of the outstanding common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding shares of common stock. There is no limitation on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if our company is a current reporting company under the Exchange Act. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registration of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

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

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

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

In addition, our authorized but unissued shares of common stock are available for our board of directors to issue without stockholder approval. We may use these additional shares for a variety of corporate purposes, including raising additional capital, corporate acquisitions, and employee stock plans. The existence of our authorized but unissued shares of common stock could render it more difficult or discourage an attempt to obtain control of our company by means of a proxy context, tender offer, merger, or other transaction since our board of directors can issue large amounts of capital stock as part of a defense to a take-over challenge. In addition, we have authorized in our amended and restated articles of incorporation 50,000,000 shares of preferred stock. Our board acting alone and without approval of our stockholders can designate and issue one or more series of preferred stock containing super-voting provisions, enhanced economic rights, rights to elect directors, or other dilutive features, that could be utilized as part of a defense to a take-over challenge.

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

Risk Governance

We are committed to appropriate cybersecurity governance and oversight. Our board of directors oversees management’s processes for identifying and mitigating risks, including cybersecurity and information security risks. Our audit committee oversees risks related to cybersecurity and reports to the full board regarding its activities, including those related to cybersecurity.

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

	Closing Prices
	High	Low

Fiscal Year Ended December 31, 2023
1st Quarter	$412.50	$15.00
2nd Quarter	$75.00	$7.50
3rd Quarter	$60.00	$7.50
4th Quarter	$105.00	$7.50

Fiscal Year Ended December 31, 2024
1st Quarter	$22.50	$1.50
2nd Quarter	$7.50	$2.12
3rd Quarter	$7.00	$7.00
4th Quarter	$7.00	$3.00

Number of Holders of Our Common Stock

As of March 12, 2025, there were approximately 909 stockholders of record of our common stock. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the near future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2024 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2024 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2024.

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

On May 31, 2021, we acquired Nova, which operates a group of regional primary specialty and ancillary care facilities throughout Florida that provide traumatic injury victims with primary care evaluations, interventional pain management, and specialty consultation services. We focus on plaintiff related care are and a highly efficient provider of EMC assessments. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. From sports injuries, to sprains, strains, and fractures, our doctors are dedicated to helping patients return to active lifestyles.

We also own a real estate company, Edge View, which we acquired on July 16, 2014. Edge View owns five (5) acres zoned medium density residential (MDR) with 12 lots already platted, six (6) acres zoned high-density residential (HDR) that can be platted in various configurations to meet current housing needs, and twelve (12) acres zoned in Lemhi County as Agriculture that is available for further annexation into the City of Salmon for development, as well as a common area for landowners to view wildlife, provide access to the Salmon River and fishing in a two (2) acre pond. Management has invested years working to develop a new and exciting housing development in Salmon, Idaho and plans to enter into a joint venture agreement with a developer for this planned concept development.

All of our operations are conducted through, and our income derived from, our two subsidiaries.

Segments

As of December 31, 2024, we had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Management uses revenues, cost of sales, operating expenses, and income (loss) before taxes to evaluate and measure its subsidiaries’ success. To help the segments achieve optimal operating performance, management retains the prior owners of the subsidiaries and allows them to do what they do best, which is run the business. Additionally, management monitors key metrics primarily revenues and income from operations in order to allocate resources accordingly.

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table sets forth key components of our results of operations during the years ended December 31, 2024 and 2023, both in dollars and as a percentage of our revenue.

	December 31, 2024		December 31, 2023
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$8,270,126	100.00%	$11,853,266	100.00%
Total cost of sales	3,841,628	46.45%	3,560,624	30.04%
Gross profit	4,428,498	53.55%	8,292,642	69.96%
Operating expenses
Depreciation expense	13,461	0.16%	20,777	0.18%
Share based compensation	544,725	6.59%	–	–
Selling, general and administrative	4,063,816	49.14%	3,076,820	25.96%
Total operating expenses	4,622,002	55.89%	3,097,597	26.13%
(Loss) income from continuing operations	(193,504)	(2.34)%	5,195,045	43.83%
Other income (expense)
Other expense	(5,362)	(0.06)%	(49,795)	(0.42)%
Gain on debt refinance and forgiveness	78,834	0.95%	115,448	0.97%
Penalties and fees	(1,330)	(0.02)%	(53,000)	(0.45)%
Interest expense	(3,045,504)	(36.83)%	(1,956,266)	(16.50)%
Amortization of debt discounts	(24,821)	(0.30)%	(136,518)	(1.15)%
Total other expense	(2,998,183)	(36.25)%	(2,080,131)	(17.55)%
Net (loss) income before discontinued operations	(3,191,687)	(38.59)%	3,114,914	26.28%
Loss from discontinued operations	(111,312)	(1.35)%	(86,520)	(0.73)%
Net (loss) income	$(3,302,999)	(39.94)%	$3,028,394	25.55%

Revenue. For the years ended December 31, 2024 and 2023, all of our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue decreased by $3,583,140, or 30.23%, to $8,270,126 for the year ended December 31, 2024 from $11,853,266 for the year ended December 31, 2023. The decrease in revenue is mainly attributable to the following factors:

•	Our mix of services provided during the year ended December 31, 2024 with lower settlement realization rates from surgical procedures performed and an increase in the lower revenue generating pain management treatments being performed for approximately the same number of patient visits in 2024 as compared to 2023.

•	During 2024, the state of Florida experienced one of the most active and destructive hurricane seasons, which negatively impacted our revenue. The harsh weather caused several of our facilities to shut down for periods of time due to storm damage as well as patients not being able to attend their appointments. All of our facilities have reopened.

•	Prior to fiscal year 2024, we historically realized a 49% settlement rate from total gross billed charges. Accordingly, we had historically recognized net healthcare service revenue as 49% of gross billed amounts. During the first nine months of 2024, we underwent efforts to accelerate cash settlement of our accounts receivable to generate cash flow for operations. We did this by shortening our settlement negotiations timespan with attorneys’ insurance companies and accepting lower settlement amounts. We began to see improvements in settlement rates during the fourth quarter of 2024 as we begin to transition away from this initiative.

•	Additionally, during the third quarter of 2024, we completed a thorough review of our third-party billing data, including reviewing historical reports and new reporting methods as a part of our updated analysis. Based upon this review, it was determined that a 24-month lookback period should be used in the analysis of our historical settlement realization rates. As a result of the new efforts to accelerate cash settlement during the year ended December 31, 2024, we realized a 44% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. Accordingly, we recorded reductions to net revenue of $1,005,764 for the year ended December 31, 2024. Additionally, with the reduction in our estimate of our settlement realization rate from 49% to 44%, a $1,650,474 change in accounting estimate was taken during the third quarter of 2024 in our accounts receivable and revenue.

Cost of sales. Our cost of sales consists of surgical center and laboratory fees, physician and professional fees, salaries and wages and medical supplies. Our total cost of sales increased by $281,004, or 7.89%, to $3,841,628 for the year ended December 31, 2024 from $3,560,624 for the year ended December 31, 2023. Such increase was primarily due to an increase in overall increases in healthcare costs and specifically costs related to surgical procedures performed due to technology advancements, inflation, and materials and wage increases.

Gross profit. As a result of the foregoing, our total gross profit decreased by $3,864,144, or 46.60%, to $4,428,498 for the year ended December 31, 2024 from $8,292,642 for the year ended December 31, 2023. Our total gross margin (percent of revenue) decreased from 69.96% for the year ended December 31, 2023 to 53.55% for the year ended December 31, 2024.

Depreciation expense. Our depreciation expense was $13,461, or 0.16% of revenue, for the year ended December 31, 2024, as compared to $20,777, or 0.18% of revenue, for the year ended December 31, 2023. The decrease in depreciation expense was due to certain assets becoming fully depreciated during the year ended December 31, 2023.

Share based compensation. Our share based compensation expense was $544,725, or 6.59% of revenue, for the year ended December 31, 2024, as compared to $0, for the year ended December 31, 2023. Share based compensation expense in 2024 consisted of expense related to the issuance of common stock to our board of directors, officers and employees as well as our investor relations firm for services provided.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries and bonuses plus related payroll taxes, advertising expenses, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses increased by $986,996, or 32.08%, to $4,063,816 for the year ended December 31, 2024 from $3,076,820 for the year ended December 31, 2023. As a percentage of revenue, our selling, general and administrative expenses were 49.14% and 25.96% for the years ended December 31, 2024 and 2023, respectively. Increases were primarily attributable to increases in salaries and wages of $714,799, bad debt expense of $133,719, legal fees of $105,152, public company, filing and investor relations fees of $106,820, and rent expense of 130,331. These increases were offset by a decrease in accounting fees of $192,900.

Total other expense. We had $2,998,183 in total other expense, net, for the year ended December 31, 2024, as compared to other expense, net, of $2,080,131 for the year ended December 31, 2023. Other expense, net, for the year ended December 31, 2024 consisted of interest expense of $3,045,504, amortization of note payable discounts of $24,821, financing penalties and fees of $1,330 and other expense of $5,362, offset by a gain on debt refinance and forgiveness of $78,834. Other expense, net, for the year ended December 31, 2023 consisted of interest expense of $1,956,266, amortization of debt discounts of $136,518, financing penalties and fees of $53,000 and other expense of $49,795, offset by a gain on debt refinance and forgiveness of $115,448. The 55.68% increase in interest expense was primarily attributable to interest associated with the line of credit described below.

Discontinued operations. For the year ended December 31, 2024, we recorded a loss from discontinued operations of $111,312, as compared to $86,520 for the year ended December 31, 2023.

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss was $3,302,999 for the year ended December 31, 2024, as compared to a net income of $3,028,394 for the year ended December 31, 2023, a net decrease of $6,331,393, or 209.07%.

Liquidity and Capital Resources

As of December 31, 2024, we had $1,188,185 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-parties and related party debt.

We believe, based on our operating plan, that current working capital and current and expected additional financing should be sufficient to fund operations and satisfy our obligations as they come due for at least one year from the financial statement issuance date. However, additional funds from new financing and/or future equity raises are required for continued operations and to execute our business plan and our strategy of acquiring additional businesses. The funds required to sustain operations range between $600,000 to $1 million and additional funds execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan on the low end (assuming target company sellers accept a significant portion of the purchase price in the form of seller notes or our equity or equity in one of our subsidiaries) ranges between $4 million to $8 million. If, and to the extent, that sellers are unwilling to accept a significant portion of the purchase price in seller notes and equity, then the cash required to execute our business plan could be as much as $10 million.

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

The financial statements were prepared on a going concern basis and do not include any adjustment with respect to these uncertainties. Our ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. We have prospective investors and believe the raising of capital will allow us to fund our cash flow shortfalls and pursue new acquisitions. There can be no assurance that we will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans. In addition, increases in expenses may require cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. Should we not be able to raise sufficient funds, it may cause cessation of operations.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	Years Ended December 31,
	2024	2023
Net cash used in operating activities from continuing operations	$(5,858,147)	$(1,807,987)
Net cash provided by financing activities	6,068,077	2,369,325
Net change in cash	321,242	647,858
Cash at beginning of year	866,943	219,085
Cash at end of year	$1,188,185	$866,943

Our net cash used in operating activities from continuing operations was $5,858,147 for the year ended December 31, 2024, as compared to $1,807,987 for the year ended December 31, 2023. The primary drivers of our net cash used in operating activities for year ended December 31, 2024 are our net loss of $3,302,999, increase of $4,545,068 in accounts receivable, and a decrease of $699,560 in accounts payable and other accrued expenses, offset by a change in estimate adjustment for the change in realization rate of $1,650,474, share based compensation of $544,725 and bad debt expense of $266,000. For the year ended December 31, 2023, our net income of $3,028,394, an increase in accrued officers’ compensation of $982,500, an increase in accrued interest of $486,165, and an increase in accounts payable and accrued expense of $341,261, offset by an increase in account receivable of $6,833,615 were the primary drivers of our net cash used in operations.

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

Prior to April 2023, we factored (sold) the vast majority of our accounts receivable to third party(s) to generate working capital to fund ongoing business operations and growth. For the year ended December 31, 2023, we factored a total of $544,196 of our accounts receivable in exchange for cash of $253,750. We ceased factoring of accounts receivable in the first quarter of 2023. The most recent average realization time for accounts receivable was approximately 18 to 24 months from the initial date of service. Typically, a patient will have a series of dates of service over an average of 12 to 16 months.

Prior to fiscal year 2024, we historically realized a 49% settlement rate from total gross billed charges. Accordingly, we had historically recognized net healthcare service revenue as 49% of gross billed amounts. During the year ended December 31, 2024, we underwent efforts to accelerate cash settlement of our accounts receivable to generate cash flow for operations. We did this by shortening our settlement negotiations with insurance companies and accepting lower settlement amounts. Additionally, during the third quarter of 2024, we completed a thorough review of our third-party billing data, including reviewing historical reports and new reporting methods as a part of our updated analysis. Based upon this review it was determined that a 24-month lookback period should be used in the analysis of our historical settlement realization rates. As a result of the new efforts to accelerate cash settlement during the year ended December 31, 2024, we realized a 44% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. Accordingly, we recorded reductions to net revenue of $1,005,764 for the year ended December 31, 2024. Additionally, with the reduction in our estimate of our settlement realization rate from 49% to 44%, a $1,650,474 change in accounting estimate was taken during the third quarter of 2024 in our accounts receivable and revenue.

We had no investing activities for the years ended December 31, 2024 and 2023.

Our net cash provided by financing activities was $6,068,077 for the year ended December 31, 2024, as compared to $2,369,325 for the year ended December 31, 2023. Net cash provided by financing activities for the year ended December 31, 2024 consisted of net proceeds from the line of credit of $6,525,892, offset by $125,000 paid on a note payable, the payment of $120,997 to a director, $105,079 paid on convertible notes payable, $100,000 in dividend payments and $6,739 in payments on the Small Business Administration loan described below. Net cash provided by financing activities for the year ended December 31, 2023 consisted of net proceeds from the line of credit of $2,125,145 and proceeds from convertible notes payable of $421,375, offset by repayment of convertible notes payable of $175,000 and repayments to directors and officers of $2,195.

Convertible Notes

As of December 31, 2024, we had convertible debt outstanding net of amortized debt discount of $105,000. During the year ended December 31, 2024, we made $105,080 in principal payments and paid the total outstanding accrued interest on these notes in the amount of $22,781. We also paid $100,000 of accrued interest to a convertible noteholder. Also, during the year ended December 31, 2024, we converted $680 in accrued interest and $1,000 in conversion cost into 1,222 shares of common stock. We recognized $1,679 of additional paid-in capital to adjust fair value for the debt settlement during the year ended December 31, 2024.

On June 11, 2024, we entered into a settlement agreement and release of claims with the holder certain notes. Pursuant to the settlement agreement and release of claims, the holder agreed to cancel such notes in exchange for the fixed amount settlement promissory note in the principal amount of $535,000 described below. Additionally, during the year ended December 31, 2024, we exchanged certain notes for the issuance of 938,908 shares of series Y senior convertible preferred stock to the noteholder.

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

The note does not bear interest and requires fixed payments as follows: (i) if we raise at least $5 million but less than $6 million in our planned underwritten public offering, or the Offering, then we must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th day, 180th day, and 240th day following the closing of the Offering, respectively; (ii) if we raise at least $6 million but less than $7 million in the Offering, then we must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if we raise at least $7 million in the Offering, then we must repay the entire principal amount on the closing date of the Offering. As the Offering was not completed by August 15, 2024, we are required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. If the Offering is completed after August 15, 2024, then we are required to make payments as described in the schedule above. Notwithstanding the foregoing, if we abandon the Offering and conduct a new public offering thereafter, then we are required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the note, it shall become immediately due and payable on such date. We may prepay the entire principal amount at any time without penalty. The note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest would automatically begin to accrue at a simple interest rate of ten percent per annum.

This transaction was accounted for as a debt extinguishment and a gain on settlement of $78,834 was recorded to the consolidated statement of operations for the year ended December 31, 2024, in accordance with FASB Topic 470 Borrower’s Accounting for Debt Modifications. During the year ended December 31, 2024, we paid $125,000 against the outstanding principal balance. At December 31, 2024, the remaining principal balance was $410,000.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at December 31, 2024 and the accrued interest was $8,869. We assigned all of our receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration Loans

On June 2, 2020, we obtained a loan from the Small Business Administration of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at December 31, 2024 was $142,916 and $0, respectively.

Line of Credit

On September 29, 2023, our company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC, or DML, to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by us and DML, the maximum amount may be increased. On April 24, 2024, we entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, we entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. On December 27, 2024, we and Nova entered into amendment No. 3 with DML which further increased the maximum advance amount to $15,000,000. As of December 31, 2024, we had an outstanding balance $8,645,991 against the revolving receivable line of credit and accrued interest of $315,031. The unused line of credit balance as of December 31, 2024 was $6,354,009. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025.

Related Party Loans

In connection with the acquisition of Edge View on July 16, 2014, we assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 as of December 31, 2024.

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

Revenue Recognition. Our primary source of revenue is our healthcare subsidiary, which records revenues from providing licensed and/or certified orthopedic procedures. Revenue is recognized at a point in time in accordance with Accounting Standards Codification, or ASC, 606 and at an estimated net settlement realization rate based on gross billed charges. Our healthcare subsidiary does not have contract liabilities or deferred revenue as there are no amounts prepaid for services. We apply the following five-step ASC 606 model to determine revenue recognition:

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

Our contracts contain a single performance obligation (providing orthopedic services), as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct, as a result, the entire transaction price is allocated to this single performance obligation.

Accordingly, we recognize net revenue when the patient receives orthopedic care services. Our patient service contracts generally have performance obligations which are satisfied at a point in time. The performance obligation is for onsite or off-site care provided. Patient service contracts are generally fixed-price, and the transaction price is in the contract.

In determining net revenue to record under ASC 606, we must estimate the transaction price, including estimates of variable consideration in the contract at inception. In order to estimate variable consideration, we use established billings rates (also described as “gross charges”) for the procedures being performed, however, the billing rates are not the same as actual amounts recovered for our healthcare subsidiary. They generally do not reflect what we are ultimately paid by the customer, insurance carriers and other payors, and therefore are not reported in the consolidated financial statements at that rate. We are typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology, or CPT, guidelines that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code. This gross charge is discounted to reflect the percentage paid to us using a modifier recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated fee. These adjustments are considered variable consideration under ASC 606 and are deducted from the calculated fee to arrive at the net transaction price. We also estimate changes in the contract price as a result of price concessions, changes to deductibles, co-pays and other contractual adjustments to determine the eventual settlement amount we expect to receive. We use the term settlement realization in our disclosures to describe the amount of cash we expect to receive based on our estimate of the transaction price under the expected value method of ASC 606.

Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration, which has been based on a historical 12-month lookback of our actual settlement realization rates. The estimates of reserves established for variable consideration reflect current contractual requirements, our historical experience, specific known market events and trends, industry data and forecasted patient data and settlement patterns. Settlement realization patterns are assessed based on actual settlements and based on expected settlement realization trends obtained from discussions with attorneys, doctors and our third-party medical billing company. Settlement amounts are negotiated, and prolonged settlement negotiations are not indicative of a greater likelihood of reduced settlement realization or zero settlement.

We may accept a lower settlement realization rate in order to receive faster payment. We obtain information about expected settlement realization trends from discussions with doctors and attorneys and our third-party medical billing company vendor, which handles settlement claims and negotiations. Settlement amounts are presented to our third-party medical billing company vendor.

Settlement rates of 49% or higher based on gross billed amounts are typically accepted without further negotiation. Proposed settlement rates below 49% are negotiated when possible and longer negotiations typically result in higher settlement rates. If we accept a lower settlement realization rate in order to receive payments more quickly, we consider that a price concession and estimate these concessions at contract inception. The various forms of variable consideration described above included in the transaction price may be constrained and are included in net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We have not constrained any of our estimates of variable consideration for any of the periods presented.

Service Fees – Net (PIP)

We generate services fees from performing various procedures on the date the services are performed. These services primarily include slip and falls as well as smaller nominal Non-Personal Injury Protection, or PIP, services. As described above, these revenues are based on established insurance billing rates, less allowances for contractual adjustments and uncollectible amounts. These contractual adjustments vary by insurance company and self-pay patients. We compute these contractual and other adjustments based on its historical settlement realization experience. Completing the paperwork for each case and preparing it for billing takes approximately ten business days after a procedure is performed. The majority of claims are then filed electronically except for those remaining insurance carriers requiring paper filing. An initial response is usually received within four weeks from electronic filing and up to six weeks from paper filing. Responses may be a payment, a denial, or a request for additional information. Our healthcare revenues are generated from professional medical billings including facility and anesthesia services. With respect to facility and anesthesia services, we are the primary obligor as the facility and anesthesia services are considered part of one integrated performance obligation.

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

Settlement Rates

Prior to fiscal year 2024, we historically realized a 49% settlement rate from total gross billed charges. Accordingly, we had historically recognized net healthcare service revenue as 49% of gross billed amounts. During the year ended December 31, 2024, we underwent efforts to accelerate cash settlement of our accounts receivable to generate cash flow for operations. We did this by shortening our settlement negotiations with insurance companies and accepting lower settlement amounts. Additionally, during the third quarter of 2024, we completed a thorough review of our third-party billing data, including reviewing historical reports and new reporting methods as a part of our updated analysis. Based upon this review, it was determined that a 24-month lookback period should be used in the analysis of our historical settlement realization rates. As a result of the new efforts to accelerate cash settlement during the year ended December 31, 2024, we realized a 44% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. Accordingly, we recorded reductions to net revenue of $1,005,764 for the year ended December 31, 2024. Additionally, with the reduction in our estimate of our settlement realization rate from 49% to 44%, a $1,650,474 change in accounting estimate was taken during the third quarter of 2024 in our accounts receivable and revenue. We will continue to evaluate our estimate of our settlement realization rates in the future, which will include a monthly review of our trailing 24-month historical settlement realization rate, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and our third-party medical billing company in order to determine its variable consideration under ASC 606 and the net transaction price. We will update our settlement realization rate estimate used in determining our accounts receivable and revenue each quarter based on this review.

Contract Fees (Non-PIP)

We have contract fees for amounts earned from our Non-PIP related procedures, typically car accidents, and are settled on a contingency basis. Prior to April 2023, these cases were sold to a factor who bears the risk of economic benefit or loss. Generally, the sale of these cases to a third-party factor resulted in an approximate 54% reduction from the accounts receivables amounts. After selling patient cases to the factor, any additional funds settled by us were remitted to the factor. We evaluated the factored adjustments considering the actual factored amounts per patient on a quarterly interval, and the reductions from accounts receivable that were factored were recorded in finance charges as other expenses on the consolidated statement of operations. As a result of our 18 to 24 month settlement realization timeframe, we have an accrued liability resulting from the settlement of receivables sold to the third-party factors which fluctuates as settlements are made and remitted to those third-party factors. These accounts receivables sold to these third-party factors are not included in our financial statements accounts receivable balance once sold and therefore are not part of the assessment of the net realizable value of accounts receivable. For the year ended December 31, 2023, we factored a total of $544,196 of our accounts receivable in exchange for cash of $253,750. We ceased factoring of accounts receivable in the first quarter of 2023.

Accounts Receivable. In the normal course of business, we are in the lien based medical industry providing orthopedic healthcare servicing an uninsured market insulated by a letter of protection which insulates us and insures payment in full from insurance settlements. Accounts receivable consists of amounts due from attorneys and insurance providers for services provided to patients under the letter of protection. Accounts receivable are recorded at the expected settlement realization amount, which is less contractual adjustments and an allowance for credit losses. We recognize an allowance for credit losses for our accounts receivable to present the net amount expected to be collected as of the balance sheet date. This allowance is determined based on the history of net settlements received, where the net settlement amount is not collected. No collection can happen if no settlement is reached with the defendant’s insurance company and the plaintiff (the patient) loses the case at trial, or the case is abandoned, then we will not be able to collect on our letter of protection and our receivable will not be collected. We monitor outstanding cases as they develop through ongoing discussions with attorneys, doctors and third-party medical billing company and additionally monitor settlement realization rates over time. Additionally, we consider economic factors and events or trends expected to affect future collections experience. The no collection history of our customers is considered in future assessments of collectability as these patterns are established over a longer period. We use the term collection and collection rate in its disclosures to describe the historical less than 1% occurrence of not collecting under a contract, which aligns with our credit loss accounting under ASC 326.

We do not have a significant exposure to credit losses as we have historically had a less than 1.0% loss rate where we received no settlement amount for our outstanding accounts receivable. Although possible, claims resulting in zero collection upon settlement are rare based on our historical experience and has historically been 0.5% to 1.0% of our outstanding accounts receivable, thereby resulting in a collection rate of 99%. We use the loss rate method to record our allowance for credit losses. We apply the loss rate method by reviewing our zero collection history on a quarterly basis and updating our estimate of credit losses to adjust for changes in loss data. We typically collect on our accounts receivable between 18 to 24 months after recording. We do not record an allowance for credit losses based on an aging of our accounts receivable as the aging of our receivables do not influence the credit loss rate due to the nature of our business and the letter of protection. We do not adjust our receivables for the effects of a significant financing component at contract inception as the timing of variable consideration is determined by the settlement, which is outside of our control. As of December 31, 2024 and 2023, our allowance for credit losses was $255,215 and $122,190, respectively. We recognized $266,000 and $122,190 of credit loss expense during the years ended December 30, 2024 and 2023, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations. The balance of accounts receivable, net as of January 1, 2023 was $6,603,920. The balance of the allowance for credit losses was $0 as of January 1, 2023.

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

Goodwill. Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. We review goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation for impairment of goodwill, if needed, is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. For the years ended December 31, 2024 and 2023, we determined there to be no impairment. We based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2024, our internal control over financial reporting was not effective due to the following material weaknesses.

•	We had not developed and effectively communicated to our employees our accounting policies and procedure, which had resulted in inconsistent practices.

•	We lacked formal documentation over internal control procedures and environment.

•	We lacked proper segregation of duties and multiple level of reviews.

•	We lacked sufficient process, systems and access to technical accounting resources to enable appropriate accounting for and reporting on complex and/or non-routine debt and equity financing transactions including accounting for derivatives, convertible debt, preferred stock.

In order to cure the foregoing material weakness, we have begun to take the following remediation measures:

•	We are making necessary changes by making strategic hiring decisions and providing training to our financial team, and other relevant personnel, on the GAAP accounting guidelines applicable to financial reporting requirements.

•	We are implementing proper documentation procedures for key functional areas, control objectives and our workflows.

•	We are enhancing our processes, routine and non-routine, to encompass segregation of duties as well as oversight of secondary independent reviews.

•	We plan to reinforce effective compensating controls to improve the design of the current process with limited human resources.

•	We hired external consultants to assist with our assessment and accounting for variable consideration as accounted for under ASC 606 and our credit loss expense as accounted for under ASC 326.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the fourth quarter of fiscal year 2024 but was not reported.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2024.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position
Daniel Thompson	76	Chairman of the Board of Directors
Alex Cunningham	69	Chief Executive Officer, President and Director
Matthew T. Shafer	54	Senior Vice President and Chief Financial Officer
Gillard B. Johnson, III	76	Director
Cathy Pennington	66	Director
L. Jack Staley	78	Director

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

Gillard B. Johnson, III. Mr. Johnson has served as a member of our board of directors since April 2024. Mr. Johnson has more than 47 years of experience in experience in public financings as a bond counsel, underwriter’s counsel, issuer’s counsel, and trustee’s counsel, as well as mergers, acquisitions, tax-free reorganizations, commercial/corporate litigation. Since 1978, Mr. Johnson has practiced law as a member of several firms. Since 2007, he has been the managing member and owner of GBJ & Associates, PLLC, where he provides legal services to Kentucky’s counties, cities, taxing districts, and not-for-profit organizations in public and private financing of public and economic development projects. He previously worked at McBrayer, McGinnis, Leslie & Kirkland, Bowling, Johnson & Lycan (where he was Managing Member), Steptoe & Johnson PLLC and McNair Law Firm PA. Mr. Johnson was a law clerk for Chief Judge William Drennon from 1972 to 1973 with U.S. Tax Court and served as tax attorney with Ashland Oil, Inc. from 1973 to 1979. Mr. Johnson is a licensed member of the Kentucky Bar Association, Supreme Court of United States of America, U.S. Second, Sixth, and Ninth Circuit Court of Appeal, U.S. District Court for the Eastern and Western Districts of Kentucky, U.S. Bankruptcy Court for the Eastern District of Kentucky, U.S. Tax Court, and a Member National Association of Bond Lawyers. Mr. Johnson is a graduate of Western Kentucky University, where he is a former member of the Board of Regents from 2013-2019, serving as the Board’s Chair, Vice-Chair, and Chair of the University’s Finance and Budget Committee. Mr. Johnson is a graduate of the University of Louisville Brandis School of Law earning a J.D., cum laude degree. We believe Mr. Johnson is well suited to serve as a director because of his extensive experience working with public companies and assisting with their financings.

Cathy Pennington. Ms. Pennington has served as a member of our board of directors since April 2024. Ms. Pennington has more than 30 years of experience in human resources, sales and executive management, mergers and acquisitions, and team leadership for both national and international based public companies. Since February 2019, she has been the HR leader at Hyster-Yale Group, which designs, engineers, manufactures, sells, and services a comprehensive line of lift trucks and aftermarket parts marketed globally. From March of 2013 to June 2018, Ms. Pennington served as senior director at Galls, LLC the largest public safety uniform and equipment distributor in the United States, where she led a national team responsible for development and execution of all human resource, training, and payroll services. She has also served as vice president of human resources for Verst Group Logistics from 2008 to 2015. Ms. Pennington served as global business manager in sales management for Lexmark International from 1999 to 2006. She also previously served in human resource management for Valvoline Corporate and Valvoline Instant Oil Change for Ashland, Inc. and worked for the Marathon-Ashland joint venture. Ms. Pennington received her BA Degree concentration in Human Resource Management from the University of Kentucky. We believe Ms. Pennington is well suited to serve as a director because of her global business management experience and experience in human resources and acquisitions.

L. Jack Staley. Mr. Staley has served as a member of our board of directors since April 2024. Mr. Staley has more than 35 years of experience in the banking, financial services, and investment banking industries, leveraging extensive global experience with banking regulators in international companies. Since May 2020, he has been the board chairman and capital acquisition advisor at AlgiSys, LLC, an ESG company working on the production of fish oil without using fish. He also serves as an independent consultant to the chief executive officers of ClearIt, an early-stage medical device company in Boston, and Tolomeo Bank, a bank located in Puerto Rico focused exclusively on private banking for international clients. Since January 2020, Mr. Staley has also consulted with Axial Family Advisors and Maclendon Wealth Management regarding potential acquisitions. He serves as a board member of Tufts Medical Center, Prescribers Choice, vice chairman of The Children’s Diagnostic and Treatment Center, a private equity board member of two companies, and other charity boards. Prior to his current corporate roles, Mr. Staley served as chairman of SGS AG Wealth Management Company, Zurich, a financial planning and wealth management group comprised of professional financial consultants. Mr. Staley has also served as executive director of Prudential Financial and Dryden Wealth Management, Zurich and London and Asia, general manager of Bankers Trust New York Corporation, Zurich, The Boston Company in Boston and London and Chase-Lincoln First Bank. Mr. Staley holds an MBA in Finance from Wharton School, University of Pennsylvania and a BA in Economics and Political Science from Gettysburg College. Mr. Staley holds professional including US securities licenses 3, 7, 63, 7,8, (now the 24). We believe Mr. Staley is well suited to serve as a director because of his previous experience as business executive and a board member and in banking, financial services, investment banking and medical industries.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

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

Corporate Governance

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

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which will meet regularly and report back to the full board. We have established a standing audit committee, compensation committee and nominating and corporate governance committee of our board of directors. The audit committee will oversee risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee will evaluate the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee will evaluate risks associated with management decisions and strategic direction.

Independent Directors

Our board of directors has determined that all of our directors, other than Messrs. Thompson and Cunningham, qualify as “independent” directors in accordance with the rules and regulations of The Nasdaq Stock Market, or Nasdaq.

Committees of the Board of Directors

We have established a standing audit committee, compensation committee and nominating and corporate governance committee of our board of directors, each with its own charter approved by the board. In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Gillard B. Johnson, III, Cathy Pennington and L. Jack Staley, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act, have been appointed to serve on our audit committee, with Mr. Johnson serving as the chair. Mr. Johnson qualifies as “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; (viii) reviewing and approving related party transactions; (ix) evaluating enterprise risk issues, including those related to cybersecurity, and (x) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

Gillard B. Johnson, III, Cathy Pennington and L. Jack Staley, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act, have been appointed to serve on our compensation committee, with Mr. Staley serving as the chair. The members of the compensation committee will also be “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) determining the compensation of our independent directors; (iii) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

Gillard B. Johnson, III, Cathy Pennington and L. Jack Staley, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act, have been appointed to serve on our nominating and corporate governance committee, with Ms. Pennington serving as the chair. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee is responsible for, among other things: (i) recommending the number of directors to comprise our board; (ii) identifying and evaluating individuals qualified to become members of the board and soliciting recommendations for director nominees from our Chief Executive Officer and Board Chair; (iii) recommending to the board the director nominees for each annual stockholders’ meeting; (iv) recommending to the board the candidates for filling vacancies that may occur between annual stockholders’ meetings; (v) reviewing independent director compensation and board processes, self-evaluations and policies; (vi) overseeing compliance with our code of ethics; and (vii) monitoring developments in the law and practice of corporate governance.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our amended and restated bylaws. Such notice must be in writing to our company not less than 90 days and not more than 120 days prior to the anniversary date of the preceding year’s annual meeting of stockholders or as otherwise required by requirements of the Exchange Act. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that most of the reports were not timely filed for the year ended December 31, 2024. All of the delinquent reports were recently filed.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2024 and 2023

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Total ($)
Alex Cunningham, Chief Executive Officer	2024	360,000	200,000	280,000	840,000
	2023	360,000	250,000	–	610,000
Daniel Thompson, Chairman of the Board	2024	360,000	200,000	280,000	840,000
	2023	360,000	250,000	–	610,000
Matthew T. Shafer, Chief Financial Officer	2024	228,000	57,000	22,400	307,400
	2023	–	–	–	–

(1)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with ASC Topic 718.

Employment Agreements

Effective January 1, 2025, we entered into an employment agreement with Alex Cunningham, pursuant to which Mr. Cunningham agreed to serve as President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Cunningham is entitled to an initial base salary of $885,000 per year and is eligible for an annual bonus. The base salary shall be increased by a minimum of 10% per year beginning on January 1, 2026. Mr. Cunningham’s base salary shall be automatically and permanently increased by $100,000 upon the successful acquisition of certain companies in 2025. His base salary will also be automatically and permanently increased by $100,000 following our successful listing on Nasdaq and a corresponding $4 million dollar capital raise beginning the month after the uplisting and commensurate close of the equity raise. Mr. Cunningham is entitled to a one-time performance bonus of $100,000 following our successful listing on Nasdaq with a corresponding $4 million dollar capital raise. Mr. Cunningham shall also earn a one-time performance bonus of $100,000 following each future successful acquisition. In the event that we are unable to pay his base salary or bonus in dollars, a portion of, or all compensation due to Mr. Cunningham, may be converted to a promissory note bearing an annual interest rate of 5.00% with interest to be paid quarterly. In addition, effective as of January 1, 2025, all past due amounts owed to Mr. Cunningham shall earn interest at a rate of 5% with interest paid quarterly. Mr. Cunningham is eligible to participate in and receive equity incentive compensation as may be granted by the board pursuant to our equity incentive plans. The term of the employment agreement is from January 1, 2025 to December 31, 2029 with automatic extensions for additional successive one (1) year renewals terms unless terminated by us or Mr. Cunningham upon at least three (3) months’ notice. The employment agreement may be terminated by us immediately for cause (as such term is defined in the employment agreement), in which case Mr. Cunningham would be entitled to receive payment of any accrued payments due and outstanding. The employment agreement may also be terminated by us without cause or by Mr. Cunningham for good reason (as defined in the employment agreement) upon ninety (90) days’ notice, in which case Mr. Cunningham would be entitled to (i) all accrued payments outstanding, (ii) a separation allowance equal to three (3) times the sum of the base salary and the target bonus (as defined in the employment agreement), payable in equal installments over a twelve (12) month period, (iii) any annual incentive bonuses earned but not yet paid for any completed full fiscal year immediately preceding the termination date, (iv) a pro rata annual incentive bonus if termination occurs prior to the end of any fiscal year, (v) payment of benefits until the earlier of twelve (12) months after termination or receipt of comparable benefits from subsequent employment, and (vi) all then-outstanding equity awards in any equity incentive plans. Mr. Cunningham will also be entitled to the compensation described in the preceding sentence in the event of termination of employment without cause or for good reason following a change-in-control of our company (as defined in the employment agreement); provided that the payment of benefits in this case shall be until the earlier of twenty-four (24) months after termination or receipt of comparable benefits from subsequent employment. The employment agreement contains customary confidentiality provisions and also provides that Mr. Cunningham may not compete against us for a period of twelve (12) months after termination of his employment for any reason or solicit employees or customers from us for a period of twenty-four (24) months after termination of his employment for any reason.

Effective July 15, 2020, we entered into an employment agreement with Daniel Thompson, which was amended January 1, 2025, pursuant to which Mr. Thompson agreed to serve as Chairman of the Board. Pursuant to the employment agreement, Mr. Thompson is entitled to a base salary of $360,000 per year through 2024 and $700,000 for calendar year 2025. Mr. Thompson is eligible for an incentive annual bonus, for a one-time performance bonus of $200,000 following our successful listing on Nasdaq with a corresponding $4 million dollar capital raise and for a one-time performance bonus of $250,000 upon the successful closing of any acquisition in 2025. Through calendar year 2024, Mr. Thompson was also eligible to receive compensation in shares of preferred stock in the event that we were unable to pay his base salary in dollars. For calendar year 2025, in the event that we are unable to pay his base salary or bonus in dollars, a portion of, or all compensation due to Mr. Thompson may be converted to a promissory note bearing an annual interest rate of 5.00% with interest to be paid quarterly. In addition, effective as of January 1, 2025, all past due amounts owed to Mr. Thompson shall earn interest at a rate of 5% with interest paid quarterly. The term of the employment agreement is from July 15, 2020 to December 31, 2025, which is the expected retirement date for Mr. Thompson. Following his retirement Mr. Thompson is eligible to receive annual compensation to be paid in accordance with our normal payroll practices over a three (3) year term as follows: $700,000 for 2026; $400,000 for 2024; and $250,000 for 2028. The employment agreement may be terminated immediately for cause (as such term is defined in the employment agreement), which would cause no severance payment obligations to Mr. Thompson. In the event of termination without cause or for good reason, we must provide Mr. Thompson with thirty (30) days prior written notice and would be required to pay all accrued payments, base salary and $200,000, Mr. Thompson’s maximum target bonus amount for the twelve months after the termination. In the event of termination of employment without cause or for good reason following a change-in-control of our company, Mr. Thompson would be entitled to all accrued payments, a lump sum separation allowance equal to two times the sum of his then base salary and then target bonus, any annual incentive bonuses, payment of benefits until the earlier of twenty-four (24) months after termination or receipt of comparable benefits from subsequent employment and all then-outstanding equity awards under any equity plan will vest in full. The employment agreement also provides that Mr. Thompson may not compete against us for a period of twelve (12) months after termination of his employment for any reason or solicit employees or customers from us for a period of twenty-four (24) months after termination of his employment for any reason.

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

Retirement and Healthcare Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan or a nonqualified deferred compensation plan. During 2024 we established a tax qualified 401(k) plan for our employees, including the named executive officers. We currently do not contribute to this plan.

Our named executive officers are eligible to participate in the same medical, life and disability insurance programs and other welfare plans as the rest of our employees.

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Messrs. Cunningham, Thompson, and Shafer, are entitled severance if their employment is terminated without cause or for good reason.

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2024.

Director Compensation

The table below sets forth the compensation paid to our independent directors during the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Gillard B. Johnson, III	20,000	65,000	78,500
Cathy Pennington	20,000	65,000	78,500
L. Jack Staley	20,000	65,000	78,500

(1)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with ASC Topic 718.

Effective as of April 1, 2024, we have entered into independent director agreements with each of our independent directors, Gillard B. Johnson, III, Cathy Pennington and L. Jack Staley, pursuant to which we agreed to pay to each independent director (i) an annual fee of $20,000 for the first year of service, which will increase to $40,000 commencing in the second year of service, which annual fee will be paid quarterly, and (ii) an attendance fee of $2,500 for each in person board meeting attended and $1,000 for each virtual board meeting attended. Upon appointment, we also issued 10,000 shares of common stock to each independent director and we have also agreed to grant to each independent director 5,000 shares of restricted stock under our 2024 Equity Incentive Plan for the first year of service and each subsequent year of service, which shares will vest in four (4) quarterly installments, subject to the director’s continuing service on the board. To the extent services require out-of-town travel, we have agreed to reimburse each independent director up to $1,000 per trip. We also agreed to reimburse each independent director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the director’s duties.

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

Shares Available. As of December 31, 2024, pursuant to the Plan, the maximum number of shares of our common stock that could be issued to participants under the Plan was originally 2,000,000 (subject to adjustment for certain corporate changes affecting the common stock, such as stock splits); provided that the number of shares of common stock available for issuance under the Plan will automatically increase on January 1 of each calendar year during the term of the Plan by an amount equal five percent (5%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the Plan. On January 1, 2025, the number of shares increased to 2,765,023.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our voting stock as of March 12, 2025 by (i) each of our executive officers and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our outstanding common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 3753 Howard Hughes Parkway, Suite 200, Las Vegas, NV 89169.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Voting Stock(2)
Daniel Thompson, Chairman of the Board(3)	Common Stock	43,441,295	41.28%
Alex Cunningham, Chief Executive Officer and Director(4)	Common Stock	45,630,168	43.36%
Matthew T. Shafer, Chief Financial Officer(5)	Common Stock	25,000	*
Gillard B. Johnson, III, Director	Common Stock	10,000	*
Cathy Pennington, Director	Common Stock	10,000	*
L. Jack Staley, Director	Common Stock	10,000	*
All executive officers and directors (6 persons above)	Common Stock	89,126,463	84.69%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 12, 2025 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)	Percentage of total voting stock represents total ownership with respect to all shares of our voting stock, which includes our common stock, series A preferred stock, series B preferred stock, series C preferred stock, series E preferred stock, series I preferred stock and series L preferred stock, voting as a single class. As of March 12, 2025, there were 15,325,775 shares of common stock, 2 shares of series A preferred stock, 1,269,717 shares of series B preferred stock, 74 shares of series C preferred stock, 175,375 shares of series E preferred stock, 10,466,592 shares of series I preferred stock and 319,493 shares of series L preferred stock issued and outstanding. Each share of series A preferred stock is entitled to a number of votes at any time equal to 25% of the number of votes then held or entitled to be made by all other equity securities of our company, plus one (equivalent to 17,355,850 votes as of March 12, 2025). Each share of series B preferred stock, series C preferred stock, series E preferred stock and series L preferred stock is entitled to one (1) vote per share. Each share of series I preferred stock is entitled to five (5) votes per share.

(3)	Includes (i) 1,000,337 shares of common stock held directly, (ii) 36,128 shares of common stock held by the 2007 Thompson Family Trust, (iii) 1 share of series A preferred stock held directly, (iv) 375,000 shares of series B preferred stock held directly, (v) 24 shares of series C preferred stock held directly, (vi) 50,000 shares of series E preferred stock held directly and (vii) 4,791,796 shares of series I preferred stock held directly.

(4)	Includes (i) 1,022,838 shares of common stock, (ii) 1 share of series A preferred stock, (iii) 375,000 shares of series B preferred stock, (iv) 24 shares of series C preferred stock, (v) 50,000 shares of series E preferred stock and (vi) 5,232,296 shares of series I preferred stock.

(5)	Represents 5,000 shares of series I preferred stock.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	–	–	2,000,000
Equity compensation plans not approved by security holders	–	–	–
Total	–	–	2,000,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

We have obtained short-term advances from Daniel Thompson, the Chairman of the Board, that are non-interest bearing and due on demand. As of December 31, 2023, we owed the Chairman $120,997, which was repaid in full during the year ended December 31, 2024.

Director Independence

Our board of directors has determined that all of our directors, other than Messrs. Thompson and Cunningham, qualify as “independent” directors in accordance with the rules and regulations of Nasdaq.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2024 and 2023. Fees include those paid to GBQ Partners, LLC and Grassi & Co., CPAs, P.C. for audit fees.

	Year Ended December 31,
	2024	2023
Audit Fees*	$180,628	$154,125
Audit-Related Fees	2,569	12,844
Tax Fees	6,950	6,850
All Other Audit Fees	59,081	–
TOTAL	$249,228	$173,819

*Certain amounts have been recategorized from 2024 into 2023 in order to reflect the period they relate to.

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

“Tax Fees” consisted of fees billed for professional services rendered by our external tax accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Our audit committee charter provides that the audit committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be requested annually, with any pre-approval detailed as to the particular service, which must be classified in one of the four categories of services listed above. The audit committee may also, on a case-by-case basis, pre-approve particular services that are not contained in the annual pre-approval request. In connection with this pre-approval policy, the audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. The audit committee has pre-approved all services performed since our policy on pre-approval of audit and non-audit services was adopted and pre-approved the audit service performed by GBQ Partners, LLC for our financial statements as of and for the year ended December 31, 2024.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 1808)
Report of Independent Registered Public Accounting Firm (PCAOB ID 606)
Consolidated Balance Sheets as of December 31, 2024 and 2023 (Restated)
Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2024 and 2023 (Restated)
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023 (Restated)
Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 10, 2024)
3.3	Certificate of Designation of Series A Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.4	Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.5	Certificate of Correction of Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed on March 27, 2024)
3.6	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on December 4, 2024)

Exhibit No.	Description
3.7	Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.8	Certificate of Correction of Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Annual Report on Form 10-K filed on March 27, 2024)
3.9	Certificate of Amendment to Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on December 4, 2024)
3.10	Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.11	Certificate of Correction of Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.8 to Annual Report on Form 10-K filed on March 27, 2024)
3.12	Certificate of Amendment to Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed on December 4, 2024)
3.13	Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.14	Certificate of Correction of Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.10 to Annual Report on Form 10-K filed on March 27, 2024)
3.15	Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.16	Certificate of Correction of Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Annual Report on Form 10-K filed on March 27, 2024)
3.17	Certificate of Amendment to Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed on December 4, 2024)
3.18	Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.19	Certificate of Correction of Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.16 to Annual Report on Form 10-K filed on March 27, 2024)
3.20	Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.21	Certificate of Designation of Series X Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.22	Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
3.23	Certificate of Amendment to Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Annual Report on Form 10-K filed on December 4, 2024)
3.24	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.1*	Description of Securities of Cardiff Lexington Corporation
10.1	Management Agreement, dated June 4, 2021, among by Cardiff Lexington Corporation, Nova Ortho and Spine, LLC and Dr. Marc D Brodsky, Michael Wycoki, Jr., PA and Dr. Kevin Fitzgerald (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 7, 2021)

Exhibit No.	Description
10.2	Fixed Amount Settlement Promissory Note issued by Cardiff Lexington Corporation to GHS Investments, LLC on June 11, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2024)
10.3	Securities Exchange Agreement, dated May 13, 2024, between Cardiff Lexington Corporation and Leonite Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 14, 2024)
10.4	Security and Pledge Agreement, dated May 13, 2024, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC, Edge View Properties, Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 14, 2024)
10.5	Revolving Purchase and Security Agreement, dated September 29, 2023, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC, Platinum Tax Defenders, Edge View Properties, Inc. and DML HC Series, LLC Series 308 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 14, 2023)
10.6	Guaranty and Security Agreement, dated September 29, 2023, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC and DML HC Series, LLC Series 308 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2023)
10.7	Securities Purchase Agreement, dated June 1, 2021, between Cardiff Lexington Corporation and SILAC Insurance Company (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on June 6, 2023)
10.8	Guaranty, dated June 1, 2021, by Nova Ortho and Spine, LLC in favor of SILAC Insurance Company (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on June 6, 2023)
10.9	Security Agreement, dated June 1, 2021, between Nova Ortho and Spine, LLC and SILAC Insurance Company (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on June 6, 2023)
10.10	Security and Stock Pledge Agreement, dated June 1, 2021, between Cardiff Lexington Corporation and SILAC Insurance Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on June 6, 2023)
10.11	Convertible Promissory Note issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on January 24, 2017 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on June 6, 2023)
10.12	Convertible Promissory Note issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on September 12, 2016 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on June 6, 2023)
10.13†*	Employment Agreement, dated January 1, 2025, between the Cardiff Lexington Corporation and Alex Cunningham
10.14†	Employment Agreement, dated July 15, 2020, between Cardiff Lexington Corporation and Daniel Thompson (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on March 31, 2021)
10.15†*	Addendum to Employment Agreement, dated January 1, 2025, between Cardiff Lexington Corporation and Daniel Thompson
10.16†	Employment Agreement, dated January 2, 2024, between the Cardiff Lexington Corporation and Matthew T. Shafer (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on March 27, 2024)
10.17	Form of Independent Director Agreement between Cardiff Lexington Corporation independent directors (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to the Registration Statement on Form S-1/A filed on April 5, 2024)
10.18	Form of Indemnification Agreement between Cardiff Lexington Corporation directors and officers (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registration Statement on Form S-1/A filed on April 5, 2024)
10.19†	2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 2024)
10.20†	Form of Stock Option Agreement relating to 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on March 27, 2024)
10.21†	Form of Restricted Stock Award Agreement relating to 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on March 27, 2024)

Exhibit No.	Description
10.22†	Form of Restricted Stock Unit Award Agreement relating to 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on March 27, 2024)
14.1	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on June 6, 2023)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 27, 2024)
21.1	List of Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 27, 2024)
23.1*	Consent of GBQ Partners, LLC
23.2*	Consent of Grassi & Co., CPAs, P.C.
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

__________

*	Filed herewith
**	Furnished herewith
†	Executive compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Cardiff Lexington Corporation

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Cardiff Lexington Corporation (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2023 information in Note 16 to retrospectively apply the change in accounting (resulting from the adoption of Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures), as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

Continuation as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimates of Variable Consideration Related to Healthcare Revenue

Description of the Matter

As described in the notes to the consolidated financial statements, the Company recognizes revenue, net that includes estimates of variable consideration. For the year ended December 31, 2024, the Company recorded healthcare revenue, net of $8.3 million. The components of variable consideration include (a) settlement discounts relative to gross billings for procedures performed, and (b) price concessions to generate settlements and cash inflows. These estimates take into consideration established billing rates (gross charges); historical collection rates, including established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code, modifiers recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments, as well as current settlement realization rates with payors based on discussions with doctors and attorneys and the third-party medical billing company vendor.

Auditing management's estimates for variable consideration required subjective auditor judgment and evaluation of the reasonableness of significant assumptions used in developing the estimates as detailed above, as well as the inputs and related calculations related to current contracts.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of internal controls over the Company's calculations to estimate variable consideration, including management's assessment of the assumptions and data underlying the reserve calculation.

Our substantive audit procedures included, among others, (i) testing management’s process for developing the estimates of variable consideration, (ii) testing the completeness and accuracy of underlying data used in the method on a sample basis, and (iii) evaluating the reasonableness of management’s significant assumption related to the period of historical experience. Evaluating the reasonableness of the assumption related to the period of historical experience involved considering the historical relationships of revenue recognized and subsequently collected, and whether this assumption was consistent with evidence obtained in other areas of the audit. Further, we evaluated the appropriateness of classification and disclosure of the Company’s reserves for variable consideration in the consolidated financial statements.

/s/ GBQ Partners, LLC

We have served as the Company's auditor since 2024.

Columbus, Ohio

March 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cardiff Lexington Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cardiff of Lexington Corporation and Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting due to the adoption of ASU No. 2023-07, Segment Reporting discussed in Note 16 to the financial statements, and accordingly, we do not express an opinion or any form of assurance about whether such adjustments are appropriate or properly applied. The adjustments were audited by other auditors.

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company’s consolidated financial statements as of and for the year ended December 31, 2023 have been restated to correct certain misstatements.

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

/s/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor from 2022 until 2024.

Jericho, New York

March 27, 2024, except for Notes 1, 2 and 17, as to which date is July 23, 2024.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	December 31,
	2024	2023 (Restated)
ASSETS
Current assets
Cash	$1,188,185	$866,943
Accounts receivable-net	15,934,490	13,305,254
Prepaid and other current assets	89,901	5,000
Total current assets	17,212,576	14,177,197

Property and equipment, net	21,198	34,661
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use – assets, net	406,950	289,062
Due from related party	4,979	4,979
Other assets	73,368	33,304
Total assets	$23,925,679	$20,745,811

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$1,379,760	$2,047,131
Accrued expenses - related parties	4,553,057	4,733,057
Accrued interest	429,200	620,963
Right of use – lease liabilities	223,330	157,669
Due to director and officer	–	120,997
Notes payable – current portion	312,180	15,977
Line of credit	8,645,991	2,120,100
Convertible notes payable, net of debt discounts of $0 and $24,821, respectively	105,000	3,807,030
Net liabilities of discontinued operations	238,285	237,643
Total current liabilities	15,886,803	13,860,567

Other liabilities
Notes payable	251,725	144,666
Operating lease liability – long term	185,877	119,056
Total liabilities	16,324,405	14,124,289

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 921,636 and 868,056 shares issued and outstanding at December 31, 2024 and 2023, respectively	3,339,317	3,891,439
Redeemable Series R Senior Convertible Preferred Stock - 5,000 shares authorized, $0.001 par value, stated value of $1,200, 0 and 165 shares issued and outstanding at December 31, 2024 and 2023, respectively	–	307,980
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00 par value; 397,464 and 375,000 shares issued and outstanding at December 31, 2024 and 2023	1,576,788	1,690,685
Total Mezzanine Equity	4,916,105	5,890,104

Stockholders' equity
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value of $4.00, 1,279,867 and 2,139,478 shares issued and outstanding at December 31, 2024 and 2023, respectively	5,119,468	8,557,912
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value of $4.00, 74 and 123 shares issued and outstanding at December 31, 2024 and 2023, respectively	296	492
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 175,375 and 155,750 shares issued and outstanding at December 31, 2024 and 2023, respectively	701,500	623,000
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 3,875 and 35,752 shares issued and outstanding at December 31, 2024 and 2023, respectively	15,500	143,008
Series I Preferred Stock - 15,000,000 shares authorized, $0.001 par value, stated value $4.00, 10,469,092 and 14,885,000 issued and outstanding at December 31, 2024 and 2023, respectively	41,876,368	59,540,000
Series J Preferred Stock - 2,000,000 shares authorized, $0.001 par value, stated value $4.00, 0 and 1,713,584 shares issued and outstanding at December 31, 2024 and 2023, respectively	–	6,854,336
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at December 31, 2024 and 2023	1,277,972	1,277,972
Series Y Senior Convertible Preferred Stock – 1,250,000 shares authorized, $0.001 par value, stated value $4.00, 979,125 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	3,916,500	–
Common Stock; 300,000,000 shares authorized, $0.001 par value; 15,300,475 and 25,121 shares issued and outstanding at December 31, 2024 and 2023, respectively	15,300	25
Additional paid-in capital	22,711,350	(7,581,212)
Accumulated deficit	(72,949,085)	(68,684,115)
Total stockholders' equity	2,685,169	731,418
Total liabilities, mezzanine equity and stockholders' equity	$23,925,679	$20,745,811

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	December 31,
	2024	2023
REVENUE	$8,270,126	$11,853,266
COST OF SALES	3,841,628	3,560,624
GROSS PROFIT	4,428,498	8,292,642

OPERATING EXPENSES
Depreciation expense	13,461	20,777
Share based compensation	544,725	–
Selling, general and administrative	4,063,816	3,076,820
Total operating expenses	4,622,002	3,097,597

(LOSS) INCOME FROM CONTINUING OPERATIONS	(193,504)	5,195,045

OTHER (EXPENSE) INCOME
Other expense	(5,362)	(49,795)
Gain on debt refinance and forgiveness	78,834	115,448
Penalties and fees	(1,330)	(53,000)
Interest expense	(3,045,504)	(1,956,266)
Amortization of notes payable discount	(24,821)	(136,518)
Total other expenses	(2,998,183)	(2,080,131)

NET (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	(3,191,687)	3,114,914
LOSS FROM DISCONTINUED OPERATIONS	(111,312)	(86,520)
NET (LOSS) INCOME FOR THE YEAR	$(3,302,999)	$3,028,394

PREFERRED STOCK DIVIDENDS	(962,169)	(780,074)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,265,168)	$2,248,320

BASIC (LOSS) EARNINGS PER SHARE
CONTINUING OPERATIONS	$(0.37)	$155.66
DISCONTINUED OPERATIONS	$(0.01)	$(5.99)

DILUTED (LOSS) EARNINGS PER SHARE
CONTINUING OPERATIONS	$(0.37)	$149.88
DISCONTINUED OPERATIONS	$(0.01)	$(5.99)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC*	11,442,631	14,444
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	11,442,631	15,001

*	Shares outstanding for prior periods have been restated for the 1-for-75,000 reverse stock split effective January 9, 2024.

The accompanying notes are an integral part of these consolidated financial statement

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023 (RESTATED)

	Preferred Stock Series A, I and Y		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022 (Restated)	14,885,002	$59,540,000	4,350,907	$17,403,628	123	$492	12,053	$12	$(7,756,488)	$(70,932,435)	$(1,744,791)
Issuance of preferred stock series B	–	–	8,150	32,600	–	–	–	–	(7,600)	–	25,000
Issuance of preferred stock series E	–	–	5,000	20,000	–	–	–	–	(20,000)	–	–
Conversion of convertible notes payable	–	–	–	–	–	–	13,068	13	202,876	–	202,889
Preferred stock Dividends	–	–	–	–	–	–	–	–	–	(780,074)	(780,074)
Net income	–	–	–	–	–	–	–	–	–	3,028,394	3,028,394
Balance, December 31, 2023 (restated)	14,885,002	$59,540,000	4,364,057	$17,456,228	123	$492	25,121	$25	$(7,581,212)	$(68,684,115)	$731,418
Conversion of convertible notes payable	–	–	–	–	–	–	1,222	1	1,679	–	1,680
Conversion of series B preferred stock	–	–	(1,609,611)	(6,438,444)	–	–	3,219,222	3,219	6,435,225	–	–
Conversion of series C preferred stock	–	–	–	–	(96)	(384)	960,000	960	$(576)	–	–
Conversion of series E preferred stock	–	–	(80,375)	(321,500)	–	–	160,750	161	321,339	–	–
Conversion of series F-1 preferred stock	–	–	(31,877)	(127,508)	–	–	63,754	64	127,444	–	–
Conversion of series I preferred stock	(3,527,000)	(14,108,000)	–	–	–	–	7,054,000	7,054	14,100,946	–	–
Conversion of series J preferred stock	–	–	(1,713,584)	(6,854,336)	–	–	3,427,168	3,427	6,850,909	–	–
Issuance of series I preferred stock to officers	132,500	530,000	–	–	–	–	–	–	63,600	–	593,600
Issuance of series Y preferred stock	979,125	3,916,500	–	–	–	–	–	–	–	–	3,916,500
Exchange of series I for series B, C and E	(1,021,408)	(4,085,632)	850,000	3,400,000	49	196	–	–	685,436	–	–
Cancellation of series C preferred stock	–	–	–	–	(2)	(8)	–	–	8	–	–
Common stock issued for services	–	–	–	–	–	–	13,000	13	28,112	–	28,125
Common stock issued to board members	–	–	–	–	–	–	30,000	30	194,970	–	195,000
Common stock issued in Red Rock settlement	–	–	–	–	–	–	37,104	37	111,275	–	111,312
Common stock issued in legal settlement	–	–	–	–	–	–	74,225	74	(74)	–	–
Preferred stock Dividends	–	–	–	–	–	–	234,909	235	1,372,269	(961,971)	410,533
Net loss	–	–	–	–	–	–	–	–	–	(3,302,999)	(3,302,999)
Balance, December 31, 2024	11,448,219	$45,792,868	1,778,610	$7,114,440	74	$296	15,300,475	$15,300	$22,711,350	$(72,949,085)	$2,685,169

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	December 31,
	2024	2023 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(3,302,999)	$3,028,394
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	13,461	20,777
Bad debt	266,000	132,281
Change in estimate for settlement realization rate	1,650,474	–
Amortization of notes payable discount	24,821	136,518
Conversion and note issuance cost	1,000	11,250
Share issuance for compensation to directors and officers	516,600	–
Share issuance for service rendered	28,125	25,000
Gain on settlement or forgiveness of debt	(78,834)	(115,448)
(Increase) decrease in:
Accounts receivable	(4,545,068)	(6,833,615)
Right of use – assets	(117,888)	(70,136)
Prepaids and other current assets	(124,964)	(2,481)
Increase (decrease) in:
Accounts payable and accrued expense	(699,560)	341,261
Accrued officers compensation	92,000	982,500
Accrued interest	286,202	486,165
Right of use – liabilities	132,482	49,547
Net cash used in operating activities	(5,858,147)	(1,807,987)

Net cash used in Discontinued Operations – Operating	111,312	86,520

FINANCING ACTIVITIES
Repayments to directors and officers	(120,997)	(2,195)
Proceeds from convertible notes payable	–	421,375
Payments of convertible notes payable	(105,079)	(175,000)
Repayment of SBA loans	(6,739)	–
Payments of notes payable	(125,000)	–
Net proceeds from line of credit	6,525,892	2,125,145
Payment of dividend on preferred stock	(100,000)	–
Net cash provided by financing activities	6,068,077	2,369,325

NET INCREASE IN CASH	321,242	647,858
CASH, BEGINNING OF YEAR	866,943	219,085
CASH, END OF YEAR	$1,188,185	$866,943

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$126,732	$239,296

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$1,680	$199,889
Common stock issued upon conversion of preferred stock	$14,885	$–
Series Y preferred stock issued in exchange of convertible notes payable	$3,755,632	$–
Accrued dividends on series Y preferred stock	$32,190	$–
Promissory note payable issued in settlement agreement	$535,000	$–
Right of use assets acquired	$363,411	$200,059

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff and its wholly owned subsidiaries, Nova, Edge View, and Platinum Tax (collectively, the “Company”). Subsidiaries shown as discontinued operations include Platinum Tax. All significant intercompany accounts and transactions are eliminated in consolidation. Certain amounts and items have been reclassified in the prior year presentation in the consolidated financial statements to conform to the current presentation in these financial statements.

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

All share and per share data throughout these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. The total number of authorized shares of common stock did not change. As a result of the reverse stock split, an amount equal to the decreased value of the common stock was reclassified from “common stock” to “additional paid-in capital.” See Note 2. Revised Financial Statements.

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

DECEMBER 31, 2024 AND 2023

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

The Company does not have a significant exposure to credit losses as it has historically had a less than 1.0% loss rate where the Company received no settlement amount for its outstanding accounts receivable. Although possible, claims resulting in zero collection upon settlement are rare based on the Company’s historical experience and has historically been less than 1.0% of its outstanding accounts receivable, thereby resulting in a collection rate of 99%. The Company uses the loss rate method to record its allowance for credit losses. The Company applies the loss rate method by reviewing its zero collection history on a quarterly basis and updating its estimates of credit losses to adjust for changes in loss data. The Company typically collects on its accounts receivable between eighteen and twenty-four months after recording. The Company does not record an allowance for credit losses based on an aging of its accounts receivable as the aging of the Company’s receivables do not influence the credit loss rate due to the nature of its business and the letter of protection. The Company does not adjust its receivables for the effects of a significant financing component at contract inception as the timing of variable consideration is determined by the settlement, which is outside of the Company’s control. As of December 31, 2024 and 2023, the Company’s allowance for credit losses was $255,215 and $122,190, respectively. The Company recognized $266,000 and $132,281 of credit loss expense during the years ended December 31, 2024 and 2023, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations. The balance of accounts receivable, net as of January 1, 2023 was $6,603,920. The balance of the allowance for credit losses was $0 as of January 1, 2023.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Goodwill

Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation for impairment of Goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. For the years ended December 31, 2024 and 2023, the Company determined there to be no impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration, which has been based on a historical 24-month lookback of its actual settlement realization rates. The estimates of reserves established for variable consideration reflect current contractual requirements, the Company’s historical experience, specific known market events and trends, industry data and forecasted patient data and settlement patterns. Settlement realization patterns are assessed based on actual settlements and based on expected settlement realization trends obtained from discussions with attorneys, doctors and our third-party medical billing company. Settlement amounts are negotiated, and prolonged settlement negotiations are not indicative of a greater likelihood of reduced settlement realization or zero settlement.

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

Service Fees – Net (PIP)

The Company generates services fees from performing various procedures on the date the services are performed. These services primarily include slip and falls as well as smaller nominal Non Personal Injury Protection (“PIP”) services. As described above, these revenues are based on established insurance billing rates, less allowances for contractual adjustments and uncollectible amounts. These contractual adjustments vary by insurance company and self-pay patients. The Company computes these contractual and other adjustments based on its historical settlement realization experience. Completing the paperwork for each case and preparing it for billing takes approximately ten business days after a procedure is performed. The majority of claims are then filed electronically except for those remaining insurance carriers requiring paper filing. An initial response is usually received within four weeks from electronic filing and up to six weeks from paper filing. Responses may be a payment, a denial, or a request for additional information. The Company’s healthcare revenues are generated from professional medical billings including facility and anesthesia services. With respect to facility and anesthesia services, the Company is the primary obligor as the facility and anesthesia services are considered part of one integrated performance obligation.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Settlement Rates

Prior to fiscal year 2024, the Company historically realized a 49% settlement rate from total gross billed charges. Accordingly, the Company had historically recognized net healthcare service revenue as 49% of gross billed amounts. During the year ended December 31, 2024, the Company underwent efforts to accelerate cash settlement of its accounts receivable to generate cash flow for operations. The Company did this by shortening its settlement negotiations with insurance companies and accepting lower settlement amounts. Additionally, during the third quarter of 2024, the Company completed a thorough review of its third-party billing data, including reviewing historical reports and new reporting methods as a part of its updated analysis. Based upon this review, it was determined that a 24-month lookback period should be used in the analysis of the Company’s historical settlement realization rates. As a result of the new efforts to accelerate cash settlement during the year ended December 31, 2024, the Company realized a 44% average settlement rate of its gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. Accordingly, the Company recorded reductions to net revenue of $1,005,764 for the year ended December 31, 2024. Additionally, with the reduction in the Company’s estimate of its settlement realization rate from 49% to 44%, a $1,650,474 change in accounting estimate was taken during the third quarter of 2024 in the Company’s accounts receivable and revenue. The Company will continue to evaluate its estimate of its settlement realization rates in the future, which will include a monthly review of the Company’s trailing 24-month historical settlement realization rate, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and the Company’s third-party medical billing company in order to determine its variable consideration under ASC 606 and the net transaction price. The Company will update its settlement realization rate estimate used in determining its accounts receivable and revenue each quarter based on this review.

Contract Fees (Non-PIP)

The Company has contract fees for amounts earned from its Non PIP related procedures, typically car accidents, and are settled on a contingency basis. Prior to April 2023, these cases were sold to a factor who bears the risk of economic benefit or loss. Generally, the sale of these cases to a third-party factor resulted in an approximate 54% reduction from the accounts receivables amounts. After selling patient cases to the factor, any additional funds settled by the Company were remitted to the factor. The Company evaluated the factored adjustments considering the actual factored amounts per patient on a quarterly interval, and the reductions from accounts receivable that were factored were recorded in finance charges as other expenses on the consolidated statement of operations. As a result of the Company’s eighteen to twenty-four month settlement realization timeframe, the Company has an accrued liability resulting from the settlement of receivables sold to the third-party factors which fluctuates as settlements are made and remitted to those third-party factors. These accounts receivables sold to these third-party factors are not included in the Company’s financial statements accounts receivable balance once sold and therefore are not part of the assessment of the net realizable value of accounts receivable. For the year ended December 31, 2023, the Company factored a total of $544,196 of its accounts receivable in exchange for cash of $253,750. The Company ceased factoring of accounts receivable in the first quarter of 2023.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations. The Company recognized advertising and marketing expense of $366,637 and $126,670 for the years ended December 31, 2024 and 2023, respectively.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

For the years ended December 31, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

Income (Loss) per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Income available to common stockholders consists of net (loss) income less any preferred stock dividends. Potentially dilutive securities include outstanding stock options, warrants, and debts convertible into common stock. The dilutive effect of stock options and warrants are reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The diluted effect of debt convertibles is reflected utilizing the if converted method.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company had previously sustained operating losses since its inception, has an accumulated deficit of $72,949,085 and $68,684,115, respectively, as of December 31, 2024 and 2023. The Company had negative cash flow from operations of $5,858,147 and $1,807,987 during the years ended December 31, 2024 and 2023, respectively. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

Recently Adopted Accounting Standards

The FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures” (“Topic 280”) in November 2023. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Topic 280 improves “reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” There were no material impacts on the consolidated financial statements at adoption.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 81540).” The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within that period. The FASB also specified that an entity must adopt the guidance as of the beginning of its annual fiscal year and is not permitted to adopt the guidance in an interim period, other than the first interim period of their fiscal year. ASU 2020-06 reduces the number of accounting models for convertible debt and convertible preferred stock instruments and makes certain disclosure amendments to improve the information provided to users. There was no impact to the consolidated financial statements at adoption.

2.	REVISED AND RESTATED PAST FINANCIAL STATEMENTS

During the preparation of the financial statements for the three months ended March 31, 2024, the Company identified and revised its classification for all its outstanding common stock amount per par value of $0.001 with additional paid-in-capital related with a 1-for-75,000 reverse split executed on January 9, 2024. The impact of this adjustment decreased $1,804,774 to common stock and offsetting increase to additional paid-in-capital as of December 31, 2023. Additionally, the Company identified and revised its series B and series C preferred stock values which increased its preferred stock by $20,004 and decreased additional paid-in-capital by the same amount as of December 31, 2023.

The following tables summarize the impact of the corrections on the Company’s condensed consolidated balance sheet as of December 31, 2023:

Consolidated balance sheet

	Impact of revision
December 31, 2023	As previously reported	Adjustments	As restated

Preferred stock	$76,976,716	$20,004	$76,996,720

Common stock	1,804,799	(1,804,774)	25
Additional paid-in-capital	(9,365,982)	1,784,770	(7,581,212)

Total stockholders' equity	$731,418	$–	$731,418

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

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2024	2023
Accounts payable	$684,324	$720,774
Accrued credit cards	14,322	26,645
Accrued liability for settlement of previously factored receivables	242,292	1,247,772
Accrued income and property taxes	3,317	5,346
Accrued professional fees	29,122	29,122
Accrued board fees	15,000	–
Accrued expense - dividend payable	32,190	–
Accrued public company fees	5,000	–
Accrued payroll and bonuses	346,347	17,472
Accrue expense - other	7,846	–
Total	$1,379,760	$2,047,131

At December 31, 2023, the Company was delinquent in paying $1,659 in certain property taxes. As of December 31, 2024, these property taxes have been paid.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

4.	PLANT AND EQUIPMENT, NET

Property and equipment as of December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
Medical equipment	$96,532	$96,532
Computer equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	15,079
Leasehold improvement	15,950	15,950
Total	136,750	136,750
Less: accumulated depreciation	(115,552)	(102,089)
Property and equipment, net	$21,198	$34,661

For the years ended December 31, 2024 and 2023, depreciation expense was $13,461 and $20,777, respectively.

5.	LAND

As of December 31, 2024 and 2023, the Company had 27 acres of land of approximately $540,000. The land is currently vacant and is expected to be developed into a residential community.

6.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 due from the previous owners as of December 31, 2024 and 2023.

The Company obtained short-term advances from the Chairman of the Board that are non-interest bearing and due on demand. As of December 31, 2024 and 2023, the Company owed the Chairman $0 and $120,997, respectively.

See also Note 8. Convertible Notes Payable and the disclosure regarding Note 41.

See also Note 13. Commitments and Contingencies for compensation paid to employees of the Company.

7.	NOTES AND LOANS PAYABLE

Notes payable at December 31, 2024 and 2023, respectively, are summarized as follows:

	December 31,
	2024	2023
Notes and loans payable	$9,209,896	$2,280,743
Less current portion	(8,958,171)	(2,136,077)
Long-term portion	$251,725	$144,666

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Long-term debt matures as follows:

Amount
2025	$8,958,171
2026	114,764
2027	4,764
2028	4,764
2029	4,764
Thereafter	122,669
Total	$9,209,896

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

The note does not bear interest and requires fixed payments as follows: (i) if the Company raises at least $5 million but less than $6 million in its planned underwritten public offering (the “Offering”), then it must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th day, 180th day, and 240th day following the closing of the Offering, respectively; (ii) if the Company raises at least $6 million but less than $7 million in the Offering, then it must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if the Company raises at least $7 million in the Offering, then it must repay the entire principal amount on the closing date of the Offering. If the Offering is not completed by August 15, 2024, then the Company is required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. Notwithstanding the foregoing, if the Company abandons the Offering and conducts a new public offering thereafter, then the Company is required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the note, it shall become immediately due and payable on such date. The Company may prepay the entire principal amount at any time without penalty. The note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest would automatically begin to accrue at a simple interest rate of ten percent per annum. This transaction was accounted for as a debt extinguishment and a gain on settlement of $78,834 was recorded to the consolidated statement of operations for the year ended December 31, 2024, in accordance with FASB Topic 470 Borrower’s Accounting for Debt Modifications. During the year ended December 31, 2024, the Company paid $125,000 against the outstanding principal balance. At December 31, 2024, the remaining principal balance was $410,000.

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at December 31, 2024 and 2023. The accrued interest of the debenture was $8,869 and $7,547 at December 31, 2024 and 2023, respectively. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The principal balance and accrued interest at December 31, 2024 was $142,916 and $0, respectively, and principal and accrued interest at December 31, 2023 was $149,655 and $956, respectively.

Line of Credit

On September 29, 2023, the Company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC (“DML”) to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by the Company and DML, the maximum amount may be increased. On April 24, 2024, the Company and Nova entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, the Company and Nova entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. On December 27, 2024, the Company and Nova entered into amendment No. 3 with DML which further increased the maximum advance amount to $15,000,000. As of December 31, 2024, and December 31, 2023, the Company had $8,645,991 and $2,120,100, respectively, outstanding balance against the revolving receivable line of credit. The unused line of credit balance as of December 31, 2024 and 2023 was $6,354,009 and $2,379,900, respectively. As of December 31, 2024, there was $315,031 of interest accrued related to the line of credit. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025.

8.	CONVERTIBLE NOTES PAYABLE

As of December 31, 2024 and 2023, the Company had convertible debt outstanding net of amortized debt discount of $105,000 and $3,807,030, respectively. During the year ended December 31, 2024, the Company paid the total principal outstanding of $100,080 and the total outstanding interest of $22,279 to the holder of Notes 9 and 10-1. The Company also paid the total principal outstanding of $5,000 and the total outstanding interest of $501 to the holder of Note 41. Additionally, the Company paid $100,000 of accrued interest to convertible noteholder related to note 40-1. On June 11, 2024, the Company entered into a settlement agreement and release of claims with the holder of Notes 29-2, 37-1, 37-2 and 37-3 (see below and also Note 7. Notes and Loans Payable for further details). Pursuant to the settlement agreement and release of claims, the holder agreed to cancel these notes in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000. Additionally, during the year ended December 31, 2024, the Company exchanged Notes 40-1, 40-2, 40-3, 40-4, 40-5, 40-6, 40-7, 40-8, 40-9 and 40-10 for the issuance of 938,908 shares of series Y senior convertible preferred stock to the noteholder. See also Note 9. Capital Stock. During the year ending December 31, 2023, the Company received net proceeds of $421,375 from convertible notes, repaid $175,000 and wrote off $12,406 to convertible noteholders. There are debt discounts associated with the convertible debt of $0 and $24,821 at December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company recorded amortization of debt discounts of $24,821 and $136,518, respectively.

During the year ended December 31, 2024, the Company converted $680 in accrued interest and $1,000 in conversion cost into 1,222 shares of common stock. The Company recognized $1,679 of additional paid-in capital to adjust fair value for the debt settlement during the year ended December 31, 2024. During the year ended December 31, 2023, the Company converted $87,460 of convertible debt, $112,429 in accrued interest and $3,000 in conversion cost into 13,068 shares of the Company’s common stock. The Company recognized $777,217 of additional paid-in capital to adjust fair value for the debt settlement during the year ended December 31, 2023.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Convertible notes as of December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
Convertible notes payable	$105,000	$3,831,851
Discounts on convertible notes payable	–	(24,821)
Total convertible debt less debt discount	105,000	3,807,030
Current portion	105,000	3,807,030
Long-term portion	$–	$–

The following is a schedule of convertible notes payable as of and for the year ended December 31, 2024.

Note #	Issuance	Maturity	Principal Balance 12/31/23	Settlements and/or Principal Conversions	New Loans or (Cash Paydown)	Shares Issued Upon Conversion or Exchange		Principal Balance 12/31/24	Accrued Interest on Convertible Debt at 12/31/23	Interest On Convertible Debt For the Period Ended 12/31/24	Accrued Interest on Convertible Debt at 12/31/24	Unamortized Debt Discount At 12/31/24
9	09/12/2016	09/12/2017	$50,080	$–	$(50,080)	1,222		$–	$5,581	$(5,581)	$–	$–
10	01/24/2017	01/24/2018	55,000	–	–	–		55,000	80,875	11,030	91,905	–
10-1	02/10/2023	02/10/2024	50,000	–	(50,000)	–		–	6,658	(6,658)	–	–
10-2	03/30/2023	03/30/2024	25,000	–	–	–		25,000	2,836	4,702	7,538	–
10-3	08/11/2023	08/11/2024	25,000	–	–	–		25,000	1,469	4,390	5,859	–
29-2	11/08/2019	11/08/2020	36,604	(36,604)	–	–		–	10,109	(10,109)	–	–
31	08/28/2019	08/28/2020	–	–	–	–		–	8,385	(8,385)	–	–
37-1	09/03/2020	06/30/2021	113,667	(113,667)	–	–		–	64,929	(64,929)	–	–
37-2	11/02/2020	08/31/2021	113,167	(113,167)	–	–		–	63,594	(63,594)	–	–
37-3	12/29/2020	09/30/2021	113,166	(113,166)	–	–		–	62,558	(62,558)	–	–
40-1	09/22/2022	09/22/2024	2,600,000	(2,600,000)	–	938,908	(1)	–	252,665	(252,655)	–	–
40-2	11/04/2022	09/22/2024	68,667	(68,667)	–	–		–	7,939	(7,939)	–	–
40-3	11/28/2022	09/22/2024	68,667	(68,667)	–	–		–	7,506	(7,506)	–	–
40-4	12/21/2022	09/22/2024	68,667	(68,667)	–	–		–	7,054	(7,054)	–	–
40-5	01/24/2023	03/21/2024	90,166	(90,166)	–	–		–	8,284	(8,284)	–	–
40-6	03/21/2023	09/22/2024	139,166	(139,166)	–	–		–	10,671	(10,671)	–	–
40-7	06/05/2023	06/05/2024	139,166	(139,166)	–	–		–	7,826	(7,826)	–	–
40-8	06/13/2023	06/13/2024	21,167	(21,167)	–	–		–	1,127	(1,127)	–	–
40-9	07/19/2023	07/19/2024	35,500	(35,500)	–	–		–	1,605	(1,605)	–	–
40-10	07/24/2023	07/24/2024	14,000	(14,000)	–	–		–	614	(614)	–	–
41	08/25/2023	08/25/2024	5,000	–	(5,000)	–		–	175	(175)	–	–
			$3,831,850	$(3,621,770)	$(105,080)	940,130		$105,000	$612,460	$(507,158)	$105,302	$–

(1)	938,908 Series Y Senior Convertible Preferred Shares issued in exchange for full value of the outstanding principal and interest on Notes 40-1, 40-2, 40-3, 40-4, 40-5, 40-6, 40-7, 40-8, 40-9 and 40-10.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

DECEMBER 31, 2024 AND 2023

On April 11, 2024, the Company issued 938,908 shares of series Y senior convertible preferred stock in exchange for the settlement of the principal and interest in full on Notes 40-1, 40-2, 40-3, 40-4, 40-5, 4-6, 40-7, 40-8, 40-9 and 40-10. See also Note 9. Capital Stock.

Note 41

On August 25, 2023, the Company issued a twelve-month convertible promissory note in the principal amount of $5,000 to the Company’s CEO for the Company’s operating expenses. The rate of interest was 10% per annum. In August of 2024, the remaining outstanding principal and interest of $5,501 was paid in full.

9.	CAPITAL STOCK

On May 8, 2024, the Company amended its Articles of Incorporation to increase its authorized stock. The total amended authorized shares are 350,000,000 shares of capital stock, consisting of 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Preferred Stock

The Company has designated multiple series of preferred stock, including 2 shares of series A preferred stock, 3,000,000 shares of series B preferred stock, 500 shares of series C preferred stock, 1,000,000 shares of series E preferred stock, 50,000 shares of series F-1 preferred stock, 15,000,000 shares of series I preferred stock, 2,000,000 shares of series J preferred stock, 400,000 shares of series L preferred stock, 3,000,000 shares of series N senior convertible preferred stock, 5,000 shares of series R convertible preferred stock, 5,000,000 shares of series X senior convertible preferred stock and 1,250,000 shares of series Y senior convertible preferred stock.

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

Dividend Rights. Holders of series N senior convertible preferred stock are entitled to dividends at a rate per annum of 12.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series N senior convertible preferred stock), such rate would increase by 8% per annum. Dividends accrued from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date in cash or common stock at the Company’s discretion. Dividends payable in common stock are to be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common stock on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date. At December 31, 2024 and December 31, 2023, cumulative dividends earned on the series N senior convertible preferred stock were $1,320,879 and $766,437, respectively. During the year ended December 31, 2024, $1,106,562 of the cumulative accrued dividends were paid by the Company via the issuance of 197,601 shares of the Company’s common stock and $214,317 of the cumulative accrued dividends were paid by the Company via the issuance of 53,580 shares of the Company’s series N senior convertible preferred stock.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Dividend Rights. The holders of series R convertible preferred stock were entitled to receive cumulative dividends in the amount of twelve percent (12%) per annum, payable quarterly. In addition, holders of series R convertible preferred stock were entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. Any dividends that were not paid when due were to continue to accrue and entailed a late fee, which must be paid in cash, at the rate of 18% per annum or the lesser rate permitted by applicable law which was to accrue and compound daily from the missed payment date through and including the date of actual payment in full. At December 31, 2024 and December 31, 2023, cumulative dividends on Series R Preferred Stock were $0 and $109,980, respectively.

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

DECEMBER 31, 2024 AND 2023

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Dividend Rights. Holders of series X senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series X senior convertible preferred stock), such rate was to increase by 5% per annum. Dividends accrue from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date. At December 31, 2024 and December 31, 2023, cumulative dividends earned on the series X senior convertible preferred stock were $273,058 and $190,685, respectively. During the year ended December 31, 2024, $183,210 of the cumulative accrued dividends were paid by the Company via the issuance of 25,173 shares of the Company’s common stock, $76,788 of the cumulative accrued dividends were paid by the Company via the issuance of 22,464 shares of the Company’s series X senior convertible preferred stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Conversion Rights. Each share of series B preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined as follows: (i) if the closing market price of the common stock on the principal trading market on which the common stock is then traded or quoted is less than $4.00 per share, then each share of series B preferred stock shall be convertible into a number of shares of common stock equal to two (2) times the stated value ($4.00 per share), divided by such closing market price on the date of conversion; or (ii) if such closing market price is equal to or greater than $4.00 per share, then each share of series B preferred stock shall be convertible into two (2) shares of common stock. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series B preferred stock, voting together as a single class, each share of series B preferred stock shall be automatically converted into such number of shares of common stock as is determined in accordance with the provisions above. Such conversion price is subject to standard adjustments in the event of any stock splits, stock combinations, stock dividends, stock reclassifications and similar events.

Redemption Rights. Holders of series B preferred stock do not have any redemption rights.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Conversion Rights. Each share of series C preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $0.00004. In addition, on the date on which the shares of common stock are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier) (a “Listing Event”), all outstanding shares of series C preferred stock shall be automatically converted into such number of shares of common stock as is determined by dividing $50,000 by the highest traded or closing price on such date, which such shares of common stock shall be issued pro rata among the holders of the outstanding series C preferred stock. Finally, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series C preferred stock, voting together as a single class, each share of series C preferred stock shall be automatically converted into such number of shares of common stock as is determined by dividing the stated value ($4.00 per share) by a conversion price of $0.00004. Such conversion price is subject to standard adjustments in the event of any stock splits, stock combinations, stock dividends, stock reclassifications and similar events.

Redemption Rights. If there is a Listing Event, the Company shall have the right (but not the obligation) to redeem shares of series C preferred stock at a price per share of $50,000.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Conversion Rights. Each share of series E preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined as follows: (i) if the closing market price of the common stock on the principal trading market on which the common stock is then traded or quoted is less than $4.00 per share, then each share of series E preferred stock shall be convertible into a number of shares of common stock equal to two (2) times the stated value ($4.00 per share), divided by such closing market price on the date of conversion; or (ii) if such closing market price is equal to or greater than $4.00 per share, then each share of series E preferred stock shall be convertible into two (2) shares of common stock. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series E preferred stock, voting together as a single class, each share of series E preferred stock shall be automatically converted into such number of shares of common stock as is determined in accordance with the provisions above. Such conversion price is subject to standard adjustments in the event of any stock splits, stock combinations, stock dividends, stock reclassifications and similar events.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

DECEMBER 31, 2024 AND 2023

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

Conversion Rights. Each share of series I preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined as follows: (i) if the closing market price of the common stock on the principal trading market on which the common stock is then traded or quoted is less than $4.00 per share, then each share of series I preferred stock shall be convertible into a number of shares of common stock equal to two (2) times the stated value ($4.00 per share), divided by such closing market price on the date of conversion; or (ii) if such closing market price is equal to or greater than $4.00 per share, then each share of series I preferred stock shall be convertible into two (2) shares of common stock. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $10,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or the Nasdaq Stock Market (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series I preferred stock, voting together as a single class, each share of series I preferred stock shall be automatically converted into such number of shares of common stock as is determined in accordance with the provisions above. Such conversion price is subject to standard adjustments in the event of any stock splits, stock combinations, stock dividends, stock reclassifications and similar events.

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

DECEMBER 31, 2024 AND 2023

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

DECEMBER 31, 2024 AND 2023

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

Dividend Rights. Holders of series Y senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series Y senior convertible preferred stock), such rate shall increase by 5% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date and may be paid in cash or common stock at our discretion; provided that the Company may only pay dividends in common stock if such common stock is free-trading, freely transferable, and does not contain a legend (or be subject to stop transfer or similar instructions) restricting the resale or transferability thereof. Dividends payable in common stock shall be calculated based on a price equal to eighty percent (80%) of the VWAP during the five (5) trading days immediately prior to the applicable payment date. At December 31, 2024, cumulative dividends earned on the series Y senior convertible preferred stock were $275,789. During the year ended December 31, 2024, $147,555 of the cumulative accrued dividends was paid by the Company via the issuance of 12,135 shares of the Company’s common stock and 40,217 shares of the Company’s series Y senior convertible preferred stock. At December 31, 2024, the total dividends payable was $32,190.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Preferred Stock Transactions

During the year ended December 31, 2024, the Company executed the following transactions:

•	On January 19, 2024, the Company issued 62,500 shares of series I preferred stock to each of Daniel R. Thompson, the Chairman of the Board, and Alex Cunningham, the Company’s Chief Executive Officer, for $250,000 bonus compensation for the fiscal year of 2023, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 5,000 shares of series I preferred stock to Matthew Shafer, the Company’s Chief Financial Officer, for $20,000, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 2,500 shares of series I preferred stock to Zia Choe, the Company’s Chief Accounting Officer, for $10,000, at the fair value of $4.48 per share.

•	On May 15, 2024, in conjunction with the exchange of certain senior secured convertible promissory notes, 938,908 shares of series Y senior convertible preferred stock were issued with an aggregate value of $3,755,632.

•	An aggregate of 1,609,611 shares of series B preferred stock were converted into an aggregate of 3,219,222 shares of common stock.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

•	An aggregate of 96 shares of series C preferred stock were converted into an aggregate of 960,000 shares of common stock.

•	An aggregate of 80,375 shares of series E preferred stock were converted into an aggregate of 160,750 shares of common stock.

•	An aggregate of 31,877 shares of series F-1 preferred stock were converted into an aggregate of 63,754 shares of common stock.

•	An aggregate of 3,527,000 shares of series I preferred stock were converted into an aggregate of 7,054,000 shares of common stock.

•	An aggregate of 1,713,584 shares of series J preferred stock were converted into an aggregate of 3,427,168 shares of common stock.

•	An aggregate of 1,021,408 shares of series I preferred stock were exchanged into an aggregate of 750,000 shares of series B preferred stock, 49 shares of series C preferred stock and 100,000 shares of series E preferred stock.

•	An aggregate 53,580 shares of series N senior convertible preferred stock were issued with an aggregate value of $214,317 as payment of accrued dividends.

•	An aggregate 22,464 shares of series X senior convertible preferred stock were issued with an aggregate value of $89,852 as payment of accrued dividends.

•	An aggregate of 979,125 shares of series Y senior convertible preferred stock were issued with an aggregate value of $3,916,500.

•	2 shares of series C preferred stock were cancelled, which were issued erroneously.

•	165 shares of series R preferred stock were cancelled as part of the settlement agreement described in Note 7. Notes and Loans Payable.

In connection with the aforementioned shares issuances on January 19, 2024 and January 31, 2024, the Company engaged a valuation specialist to perform a business valuation Monte Carlo simulation for the series I preferred stock resulting in those indicated fair values.

During the year ended December 31, 2023, the Company executed the following transactions:

•	On May 25, 2023, the Company issued 3,150 shares of series B preferred stock to Zia Choe, Interim Chief Financial Officer for $25,000.

•	On July 24, 2023, the Company issued 5,000 shares of series E preferred stock as compensation for the property manager of Edge View in exchange for a bonus of $5,000.

Common Stock

In addition to the issuance of common stock from the conversions of preferred stock noted above, during the year ended December 31, 2024, the Company executed the following transactions:

•	In February 2024, as part of the Red Rock settlement executed in July 2022, the Company issued an aggregate of 37,104 shares of common stock to six previous owners. The Company recognized the fair value for the issuance of 37,104 shares at $3 per share on the closing market price of February 4 through February 6, 2024, and recorded share loss from discontinued operations of $111,312 in the consolidated statement of operations. This loss was also reflected as an addback to net income in the consolidated statement of cash flows.

•	On March 5, 2024, the Company issued 7,500 shares of common stock to an investor relation service provider. The Company recognized the fair value for the issuance of the 7,500 shares at $1.55 per share on the closing market price of March 5, 2024 and recorded selling, general and administrative expense of $11,617 in the consolidated statement of operations.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

•	On March 26, 2024, the Company issued an aggregate of 30,000 shares of common stock to three board members. The Company recognized the fair value for the issuance of 30,000 shares at $6.50 per share on the closing market price of March 26, 2024 and recorded share-based compensation expense of $195,000 in the consolidated statement of operations.

•	In September 2024, the Company issued an aggregate of 74,225 shares of common stock as part of a legal settlement.

•	In December 2024, the Company issued 5,500 shares of common stock for services rendered by an employee. The Company recognized the fair value for the issuance of the 5,500 shares at $3.00 per share closing market price of December 5, 2024 and recorded share-based compensation expense of $16,500 in the consolidated statement of operations.

•	The Company issued an aggregate of 234,909 shares of common stock in payment of various accrued dividends on the series N, series X and series Y preferred stock.

•	The Company issued 1,222 shares of common stock upon conversion of certain convertible notes.

During the year ended December 31, 2023, the Company issued 13,068 shares of common stock upon the conversion of certain convertible notes.

10.	WARRANTS

The tables below set forth warrant activity during the years ended December 31, 2024 and 2023:

	Number of Warrants	Weighted Average Excercise Price
Balance at January 1, 2024	3,150	$1,162.76
Granted	–	–
Exercised	–	–
Expired	(6)	135.00
Balance at December 31, 2024	3,144	1,164.72
Warrants Exercisable at December 31, 2024	3,144	$1,164.72

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2023	3,153	$1,162.17
Granted	–	–
Exercised	–	–
Expired	(3)	547.50
Balance at December 31, 2023	3,150	1,162.76
Warrants Exercisable at December 31, 2023	3,150	$1,162.76

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

11.	DISCONTINUED OPERATIONS

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

In February 2024, as part of the Red Rock settlement executed in July 2022, the Company issued an aggregate of 37,104 shares of common stock to six previous owners. The Company recognized the fair value for the issuance of 37,104 shares at $3 per share on the closing market price of February 4 through February 6, 2024, and recorded share loss from discontinued operations of $111,312 in the consolidated statement of operations. This loss was also reflected as an addback to net income in the consolidated statement of cash flows.

	December 31,
Net liabilities of discontinued operations	2024	2023
Cash	$–	$342
Accounts receivable	–	300
Accounts payable and accrued expenses	238,285	238,285
Net liabilities of discontinued operations	$(238,285)	$(237,643)

	Year Ended December 31,
Gain (Loss) from discontinued operations	2024	2023
Revenue	$–	$307,366
Cost of sales	–	(59,453)
Selling, general and administrative expenses	–	(332,005)
Interest expense	–	(2,428)
Loss on settlement	(111,312)	–
Loss from discontinued operations	$(111,312)	$(86,520)

12.	GOODWILL

The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the years ended December 31, 2024 and 2023, the Company determined there to be no impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company also made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company leases twelve medical facilities and one vehicle as operating leases as of December 31, 2024. The Company recorded operating lease expenses of $447,402 and $291,040 for the years ended December 31, 2024 and 2023, respectively.

The Company has operating leases with future commitments as follows:

Amount
2025	$243,186
2026	151,360
2027	43,891
Total Future Undiscounted Lease Payments	$438,437
Less imputed interest	(29,230)
Total lease obligations	$409,207

The following table summarizes supplemental information about the Company’s leases:

Weighted-average remaining lease term	2.12 years
Weighted-average discount rate	6.45%

Employees

As of December 31, 2024, the Company agreed to pay $360,000 per year and $250,000 of targeted annual incentives to the Chief Executive Officer based on his employment agreement and its related amendments since July 1, 2020, of which 75% was paid in cash and 25% was accrued. As of December 31, 2023, the Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chief Executive Officer based on his employment agreement since July 1, 2020, of which 50% was paid in cash and 50% was accrued. The total outstanding accrued compensation as of December 31, 2024 and 2023 were $2,215,500 and $2,365,500, respectively.

As of December 31, 2024, the Company agreed to pay $360,000 per year and $250,000 of targeted annual incentives to the Chairman of the Board based on his employment agreement and its related amendments since July 1, 2020, of which 56% was paid in cash and 44% was accrued. As of December 31, 2023, the Company agreed to pay $360,000 per year and $200,000 of targeted annual incentives to the Chairman of the Board based on his employment agreement since July 1, 2020, of which 50% was paid in cash and 50% was accrued. The total outstanding accrued compensation as of December 31, 2024 and December 31, 2023 was $2,320,500 and $2,350,500, respectively.

The Company agreed to pay $156,000 per year to the previous Chief Financial Officer based on his amended employment agreement executed on May 15, 2021. The total outstanding accrued compensation as of December 31, 2024 and 2023 was $17,057.

The Company entered into a management agreement effective May 31, 2021 for compensation to the principals of Nova in the form of an annual base salaries of $372,000 to one of the three doctors, $450,000 to the second, and $372,000 to the third doctor. Collectively, as a group, such principals will receive an annual cash bonus and stock equity set forth below, which will be conditioned upon the Company achieving 100% of the annual objectives of financial performance goals as set forth below. For the years ended December 31, 2024 and 2023 the Company recorded $0 in annual cash bonus as financial performance objectives were not achieved. The Company did not record an accrual for the bonus for the years ended December 31, 2024 and 2023 as the financial performance objectives were not expected to be met.

Year	Minimum Annual Nova EBITDA	Cash Annual Bonus	Series J Preferred Stock
2021	$2.0M	$120,000	120,000 Shares
2022	$2.4M	$150,000	135,000 Shares
2023	$3.7M	$210,000	150,000 Shares
2024	$5.5M	$300,000	180,000 Shares
2025	$8.0M	$420,000	210,000 Shares

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

At December 31, 2024, the Company had federal and state net operating loss carry forwards of approximately $21.2 million that expire in various years through the year 2040. Due to carryforwards of past net operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2024 and 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2024 and 2023 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $5.9 million and $5.3 million, respectively, less a valuation allowance in the amount of approximately $5.9 million and $5.3 million, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in both 2024 and 2023. The valuation allowance increased by approximately $0.6 million from the year ended December 31, 2023.

The Company’s total deferred tax asset as of December 31, 2024 and 2023 is as follows:

	2024	2023
Deferred tax assets	$5,900,000	$5,291,000
Valuation allowance	(5,900,000)	(5,291,000)
Net deferred tax asset	$–	$–

16.	SEGMENT REPORTING

As of December 31, 2024, the Company had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

(1)	Healthcare (Nova)
(2)	Real Estate (Edge View)

These segments are a result of differences in the nature of the products and services sold. Their operating results are regularly reviewed by the Company’s chief operating decision maker group, which consists of the Chairman of the Board, the Chief Executive Officer and the Chief Financial Officer. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The accounting policies of the segments are the same as those described in Note 1. Summary of Significant Accounting Policies. Management uses revenues, cost of sales, operating expenses, income (loss) from subsidiaries and income (loss) before taxes to evaluate and measure its subsidiaries’ success. To help the segments achieve optimal operating performance, management retains the prior owners of the subsidiaries and allows them to do what they do best, which is run the business. Additionally, management monitors key metrics primarily revenues and income from operations in order to allocate resources accordingly.

	As of December 31,
Asset:	2024	2023
Healthcare	$21,298,866	$18,955,991
Real Estate	576,478	587,456
Corporate	2,050,335	1,202,364
Consolidated assets	$23,925,679	$20,745,811

	Years Ended December 31,
	2024	2023
Revenues:
Healthcare	$8,720,176	$11,853,266
Real Estate	–	–
Consolidated revenues	$8,720,176	$11,853,266

Cost of Sales:
Healthcare	$3,841,628	$3,560,624
Real Estate	–	–
Consolidated cost of sales	$3,841,628	$3,560,624

Operating Expenses:
Healthcare
Depreciation expense	$13,461	$20,777
Selling, General and Administrative	1,148,971	971,016
Total Healthcare	1,162,432	991,793
Real Estate	8,949	3,716
Corporate, administration and other expenses (a)	3,450,621	2,102,088
Consolidated Operating Expenses	$4,622,002	$3,097,597

Income (Loss) from Operations from Subsidiaries:
Healthcare	$3,266,065	$7,300,849
Real Estate	(8,949)	(3,716)
Income (loss) from operations from subsidiaries	3,257,116	7,297,133
Loss from operations from Cardiff Lexington	(3,450,620)	(2,102,088)
Total income (loss) from operations	$(193,504)	$5,195,045

Income (Loss) before taxes
Healthcare	$3,266,065	$5,973,233
Real Estate	(8,949)	(3,716)
Corporate, administration and non-operating expenses (b)	(6,448,803)	(2,854,603)
Consolidated income (loss) before taxes	$(3,191,687)	$3,114,914

(a)	Corporate, administration and other operating expenses includes payroll, management fees, stock compensation, legal fees, accounting fees and public company/investor relations fees.

(b)	Corporate, administration and other non-operating expenses includes corporate selling, general and administrative expenses as noted above as well as interest, amortization of notes payable discount and gain on settlement of debt.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

17.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to December 31, 2024 to the date these consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

On February 28, 2025, the Company issued 11,775 shares of series Y senior convertible preferred stock as payment of dividends.

Subsequent to December 31, 2024, an aggregate of 10,150 shares of series B preferred stock were converted into an aggregate of 20,300 shares of common stock and an aggregate of 2,500 shares of series I preferred stock were converted into an aggregate of 5,000 shares of common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 14, 2025	CARDIFF LEXINGTON CORPORATION

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

SIGNATURE	TITLE	DATE

/s/ Alex Cunningham	Chief Executive Officer and Director (principal executive officer)	March 14, 2025
Alex Cunningham

/s/ Matthew Shafer	Chief Financial Officer (principal financial officer)	March 14, 2025
Matthew Shafer

/s/ Daniel Thompson	Chairman of the Board	March 14, 2025
Daniel Thompson

/s/ Gillard B. Johnson III	Director	March 14, 2025
Gillard B. Johnson III

/s/ Cathy Pennington	Director	March 14, 2025
Cathy Pennington

/s/ L. Jack Staley	Director	March 14, 2025
L. Jack Staley

66