Form 10-Q
period 2025-03-31
Cardiff Lexington Corp
filed 2025-05-09
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

As of May 8, 2025, there were 19,723,961 shares of common stock of the registrant issued and outstanding.

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended March 31, 2025

2

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$996,758	$1,188,185
Accounts receivable-net	17,502,055	15,934,490
Prepaid and other current assets	111,691	89,901
Total current assets	18,610,504	17,212,576

Property and equipment, net	5,239	21,198
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use - assets, net	432,127	406,950
Due from related party	4,979	4,979
Other assets	71,171	73,368
Total assets	$25,330,628	$23,925,679

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$1,605,431	$1,379,760
Accrued expenses - related parties	4,608,980	4,553,057
Accrued interest	530,973	429,200
Right of use – lease liabilities	278,025	223,330
Notes payable – current portion	315,857	312,180
Line of credit	10,210,485	8,645,991
Convertible notes payable	105,000	105,000
Net liabilities of discontinued operations	238,285	238,285
Total current liabilities	17,893,036	15,886,803

Notes payable	176,177	251,725
Operating lease liability – long term	161,303	185,877
Total liabilities	18,230,516	16,324,405

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 948,907 and 921,636 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,448,398	3,339,317
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00 par value; 407,184 and 397,464 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,615,667	1,576,788
Total Mezzanine Equity	5,064,065	4,916,105

Stockholders' equity
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value of $4.00, 1,267,467 and 1,279,867 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5,069,868	5,119,468
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value of $4.00, 74 shares issued and outstanding at March 31, 2025 and December 31, 2024	296	296
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 175,375 shares issued and outstanding at March 31, 2025 and December 31, 2024	701,500	701,500
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 3,875 shares issued and outstanding at March 31, 2025 and December 31, 2024	15,500	15,500
Series I Preferred Stock - 15,000,000 shares authorized, $0.001 par value, stated value $4.00, 10,466,592 and 10,469,092 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	41,866,368	41,876,368
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at March 31, 2025 and December 31, 2024	1,277,972	1,277,972
Series Y Senior Convertible Preferred Stock - 1,250,000 shares authorized, $0.001 par value, stated value of $4.00, 990,900 and 979,125 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,963,600	3,916,500
Common Stock; 300,000,000 shares authorized, $0.001 par value; 15,330,275 and 15,300,475 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	15,330	15,300
Additional paid-in capital	22,770,920	22,711,350)
Accumulated deficit	(73,645,307)	(72,949,085)
Total stockholders’ equity	2,036,047	2,685,169
Total liabilities, mezzanine equity and stockholders’ equity	$25,330,628	$23,925,679

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024 (Restated)
REVENUE	$2,915,567	$2,322,132
COST OF SALES	1,075,034	948,154
GROSS PROFIT	1,840,533	1,373,978

OPERATING EXPENSES
Depreciation expense	3,365	3,365
Loss on disposal of fixed assets	12,593	–
Share based compensation	–	300,225
Selling, general and administrative	1,280,641	851,396
Total operating expenses	1,296,599	1,154,986

INCOME FROM OPERATIONS	543,934	218,992

OTHER (EXPENSE) INCOME
Other expense	(1,597)	–
Penalties and fees	–	(1,000)
Interest expense	(993,114)	(376,269)
Amortization of debt discounts	–	(13,515)
Total other expense	(994,711)	(390,784)

LOSS FROM CONTINUING OPERATIONS	(450,777)	(171,792)
LOSS FROM DISCONTINUED OPERATIONS	–	(111,312)
NET LOSS FOR THE PERIOD	$(450,777)	$(283,104)

PREFERRED STOCK DIVIDENDS	(245,445)	(151,634)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(696,222)	$(434,738)

BASIC AND DILUTED LOSS PER SHARE
CONTINUING OPERATIONS	$(0.05)	$(0.11)
DISCONTINUED OPERATIONS	$–	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	15,315,657	3,818,218

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Preferred Stock Series A, I and Y		Preferred Stock Series B, E, F-1, and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	11,448,219	$45,792,868	1,778,610	$7,114,440	74	$296	15,300,475	$15,300	$22,711,350	$(72,949,085)	$2,685,169
Conversion of series B preferred stock	–	–	(12,400)	(49,600)	–	–	24,800	25	49,575	–	–
Conversion of series I preferred stock	(2,500)	(10,000)	–	–	–	–	5,000	5	9,995	–	–
Issuance of series Y preferred stock	11,775	47,100	–	–	–	–	–	–	–	–	47,100
Preferred stock Dividends	–	–	–	–	–	–	–	–	–	(245,445)	(245,445)
Net loss	–	–	–	–	–	–	–	–	–	(450,777)	(450,777)
Balance, March 31, 2025	11,457,494	$45,829,968	1,766,210	$7,064,840	74	$296	15,330,275	$15,330	$22,770,920	$(73,645,307)	$2,036,047

	Preferred Stock Series A and I		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023 (Restated)	14,885,002	$59,540,000	4,364,057	$17,456,228	123	$492	25,121	$25	$(7,581,212)	$(68,684,115)	$731,418
Conversion of convertible notes payable	–	–	–	–	–	–	1,222	1	1,679	–	1,680
Conversion of series B preferred stock	–	–	(778,799)	(3,115,196)	–	–	1,557,598	1,558	3,113,638	–	–
Conversion of series C preferred stock	–	–	–	–	(22)	(88)	220,000	220	(132)	–	–
Conversion of series I preferred stock	(2,928,500)	(11,714,000)	–	–	–	–	5,857,000	5,857	11,708,143	–	–
Conversion of series J preferred stock	–	–	(1,542,225)	(6,168,900)	–	–	3,084,450	3,084	6,165,816	–	–
Issuance of series I preferred stock to officers	132,500	530,000	–	–	–	–	–	–	63,600	–	593,600
Cancellation of series C preferred stock	–	–	–	–	(2)	(8)	–	–	8	–	–
Common stock issued for services	–	–	–	–	–	–	7,500	8	11,617	–	11,625
Common stock issued to board members	–	–	–	–	–	–	30,000	30	194,970	–	195,000
Common stock issued in Red Rock settlement	–	–	–	–	–	–	37,104	37	111,275	–	111,312
Preferred stock Dividends	–	–	–	–	–	–	–	–	–	(151,634)	(151,634)
Net loss	–	–	–	–	–	–	–	–	–	(283,104)	(283,104
Balance, March 31, 2024	12,089,002	$48,356,000	2,043,033	$8,172,132	99	$396	10,819,995	$10,820	$13,789,402	$(69,118,853)	$1,209,897

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(450,777)	$(283,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,365	3,365
Amortization of debt discount	–	13,515
Provision for credit losses	112,727	–
Conversion and note issuance cost	–	1,000
Loss on disposal of assets	12,593	–
Share issuance for compensation to directors and officers	–	288,600
Share issuance for service rendered	–	11,625
(Increase) decrease in:
Accounts receivable	(1,680,291)	(1,344,676)
Right of use – assets	58,492	59,259
Prepaids and other current assets	(19,593)	(4,200)
Increase (decrease) in:
Accounts payable and accrued expense	230,608	56,978
Due to related party	–	(75,153)
Accrued officers’ compensation	55,923	90,000
Accrued interest	101,773	48,446
Right of use – liabilities	(53,548)	(53,471)
Net cash used in operating activities	(1,628,728)	(1,187,816)

Net cash provided by discontinued operations – operating	–	111,312

FINANCING ACTIVITIES
Repayment of SBA loans	(2,193)	(160)
Net proceeds from line of credit	1,564,494	1,463,273
Payment of note payable	(75,000)	–
Payment of dividends on preferred stock	(50,000)	–
Net cash provided by financing activities	1,437,301	1,463,113

NET (DECREASE) INCREASE IN CASH	(191,427)	386,609
CASH, BEGINNING OF PERIOD	1,188,185	866,943
CASH, END OF PERIOD	$996,758	$1,253,552

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$5,322	$50,000

NON-CASH INVESTING AND FINANCING ACTIVITIES*:
Common stock issued upon conversion of notes payable	$–	$1,680
Common stock issued upon conversion of preferred stock	$29,800	$–
Interest expense included in the line of credit balance	$830,096	$274,429
Dividends on preferred stock, including accrued dividends on preferred stock	$228,023	$151,634

*For the three months ended March 31, 2025, a lease modification recorded during the first quarter of 2025 increased right of use assets and right of use liabilities by $83,669. For the three months ended March 31, 2024, a lease modification recorded during the first quarter of 2024 increased right of use assets and right of use liabilities by $139,232.

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Cardiff is an acquisition holding company focused on locating undervalued and undercapitalized companies, primarily in the healthcare industry, and providing them capitalization and leadership to maximize the value and potential of their private enterprises while also providing diversification and risk mitigation for stockholders. All of Cardiff’s operations are predominantly conducted through, and its income derived from, its Nova Ortho and Spine, LLC (“Nova”) subsidiary. Its subsidiaries include:

•	Nova, which was acquired on May 31, 2021; and

•	Edge View Properties, Inc. (“Edge View”), which was acquired on July 16, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff and its wholly owned subsidiaries, Nova and Edge View (collectively, the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation. The loss from discontinued operations presented in the condensed consolidated statement of operations is a part of the execution of a settlement during the three months ended March 31, 2024 that was previously reached in July 2022 with six previous owners of Red Rock Travel Group, LLC (“Red Rock”), an entity that was discontinued by the Company in May 2019. Net liabilities from discontinued operations on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 include the residual liabilities related to the sale of Platinum Tax Defenders (“Platinum Tax”), a business previously owned by the Company, which was sold in November 2023. Please refer to Note 11. Discontinued Operations for further detail.

Reclassifications

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

The Company does not have a significant exposure to credit losses as it has historically had a less than 1.0% loss rate where the Company received no settlement amount for its outstanding accounts receivable. Although possible, claims resulting in zero collection upon settlement are rare based on the Company’s historical experience and has historically been less than 1.0% of its outstanding accounts receivable, thereby resulting in a collection rate of 99%. The Company uses the loss rate method to record its allowance for credit losses. The Company applies the loss rate method by reviewing its zero collection history on a quarterly basis and updating its estimates of credit losses to adjust for changes in loss data. The Company typically collects on its accounts receivable between eighteen and twenty-four months after recording. The Company does not record an allowance for credit losses based on an aging of its accounts receivable as the aging of the Company’s receivables do not influence the credit loss rate due to the nature of its business and the letter of protection. The Company does not adjust its receivables for the effects of a significant financing component at contract inception as the timing of variable consideration is determined by the settlement, which is outside of the Company’s control. As of March 31, 2025 and December 31, 2024, the Company’s allowance for credit losses was $249,799 and $255,215, respectively. As of March 31, 2024 and December 31, 2023, the Company’s allowance for credit losses was $122,190 for each period, respectively. The Company recognized $112,727 and $0 of credit loss expense during the three months ended March 31, 2025 and 2024, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations. The balance of accounts receivable, net as of January 1, 2024 was $13,305,254.

The following table shows the allowance for credit losses activity:

	2025	2024
Balance at January 1	$(255,215)	$(122,190)
Current period provision	(112,727)	–
Write off charged against the allowance	118,143	–
Balance at March 31	$(249,799)	$(122,190)

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

Goodwill

Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors as such to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the three months ended March 31, 2025 and 2024, the Company did not recognize any goodwill impairment and noted there were no such triggering events.

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

Settlement Rates

Prior to fiscal year 2024, the Company historically realized a 49% settlement rate from total gross billed charges. Accordingly, the Company had historically recognized net healthcare service revenue as 49% of gross billed amounts. During the three months ended March 31, 2024, the Company underwent efforts to accelerate cash settlement of its accounts receivable to generate cash flow for operations. The Company did this by shortening its settlement negotiations with insurance companies and accepting lower settlement amounts. Additionally, during 2024, the Company completed a thorough review of its third-party billing data, including reviewing historical reports and new reporting methods as a part of its updated analysis. Based upon this review, it was determined that a 24-month lookback period should be used in the analysis of the Company’s historical settlement realization rates. As a result of the new efforts to accelerate cash settlement during the three months ended March 31, 2024, the Company realized a 42.9% average settlement rate of its gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. Accordingly, the Company recorded reductions to net revenue of $339,834 for the three months ended March 31, 2024. The Company will continue to evaluate its estimate of its settlement realization rates in the future, which will include a monthly review of the Company’s trailing 24-month historical settlement realization rate, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and the Company’s third-party medical billing company in order to determine its variable consideration under ASC 606 and the net transaction price. The Company will update its settlement realization rate estimate used in determining its accounts receivable and revenue each quarter based on this review.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations and changes in stockholders’ equity. The Company recognized advertising and marketing expense of $90,169 and $82,051 for the for the three months ended March 31, 2025 and 2024, respectively.

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

As of March 31, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company had sustained recurring operating losses since its inception and has an accumulated deficit of $73,645,307 as of March 31, 2025. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

The Company restated its financial statements for the three months ended March 31, 2024 as a result of a change in classification of credit loss expense to net revenue. Subsequent to the preparation of the financial statements for the three months ended March 31, 2024, the Company identified and corrected its accounting for its credit loss expense of $339,834, which was reclassified to net revenue as variable consideration accounted for under ASC 606.

The following table summarizes the impact of the correction on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2024. This adjustment had no effect on the Company’s condensed consolidated balance sheet, reported loss from operations, net loss, or cash used in operating activities for the period adjusted.

	Impact of correction of error
	As previously reported	Adjustments	As restated

For the three months ended March 31, 2024 (unaudited)
Revenue	$2,661,966	$(339,834)	$2,322,132
Selling, general and administrative	$1,191,230	$(339,834)	$851,396

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2025	December 31, 2024
Accounts payable	$709,704	$684,324
Accrued credit cards	9,575	14,322
Accrued liability for settlements of previously factored receivables	389,572	242,292
Accrued income and property taxes	3,317	3,317
Accrued professional fees	29,122	29,122
Accrued board fees	–	15,000
Accrued expense – dividend payable	32,578	32,190
Accrued public company fees	5,000	5,000
Accrued payroll and bonuses	386,563	346,347
Accrued expense – medical procedures	40,000	7,846
Total	$1,605,431	$1,379,760

4.	PLANT AND EQUIPMENT, NET

Property and equipment as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
Medical equipment	$23,640	$96,532
Computer equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	15,079
Leasehold improvement	15,950	15,950
Total	63,858	136,750
Less: accumulated depreciation	(58,619)	(115,552)
Property and equipment, net	$5,239	$21,198

For the three months ended March 31, 2025 and 2024, depreciation expense was $3,365. At March 31, 2025, the Company identified assets that were no longer functional in its medical facilities. As such, the Company has recorded a reduction in medical equipment and the related depreciation which resulted in a loss from the disposal of $12,593 in the condensed consolidated statement of operations for the three months ended March 31, 2025.

5.	LAND

As of March 31, 2025 and December 31, 2024, the Company had 27 acres of land of approximately $540,000. The land is currently vacant and is expected to be developed into a residential community.

6.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due from previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts is $4,979 due from the previous owners as of March 31, 2025 and December 31, 2024.

On August 25, 2023, the Company issued a twelve-month convertible promissory note in the principal amount of $5,000 to the Company’s CEO for the Company’s operating expenses. The rate of interest is 10% per annum. In August of 2024, the remaining outstanding principal and interest of $5,501 was paid in full.

See also Note 13. Commitments and Contingencies for compensation paid to employees of the Company.

7.	NOTES AND LOANS PAYABLE

Notes payable at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
Notes and loans payable	$10,702,519	$9,209,896
Less current portion	(10,526,342)	(8,958,171)
Long-term portion	$176,177	$251,725

Long-term debt matures as follows:

Amount
2025 (remainder of year)	$10,450,125
2026	114,868
2027	4,868
2028	4,868
2029	4,868
Thereafter	122,922
Total	$10,702,519

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

The note does not bear interest and requires fixed payments as follows: (i) if the Company raises at least $5 million but less than $6 million in its planned underwritten public offering (the “Offering”), then it must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th, 180th, and 240th days following the closing of the Offering, respectively; (ii) if the Company raises at least $6 million but less than $7 million in the Offering, then it must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if the Company raises at least $7 million in the Offering, then it must repay the entire principal amount on the closing date of the Offering. If the Offering is not completed by August 15, 2024, then the Company is required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. Notwithstanding the foregoing, if the Company abandons the Offering and conducts a new public offering thereafter, then the Company is required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the note, it shall become immediately due and payable on such date. The Company may prepay the entire principal amount at any time without penalty. The note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest would automatically begin to accrue at a simple interest rate of ten percent per annum. This transaction was accounted for as a debt extinguishment and a gain on settlement of $78,834 was recorded to the unaudited, consolidated statement of operations for quarter ended June 30, 2024, in accordance with FASB Topic 470 Borrower’s Accounting for Debt Modifications. During the three months ended March 31, 2025, the Company paid $75,000 against the outstanding principal balance. At March 31, 2025 and December 31, 2024, the remaining principal balance was $335,000 and $410,000, respectively.

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at March 31, 2025 and December 31, 2024. The accrued interest of the debenture was $9,195 and $8,869 at March 31, 2025 and December 31, 2024, respectively. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The principal balance and accrued interest at March 31, 2025 was $146,045 and $0, respectively, and principal and accrued interest at December 31, 2024 was $142,916 and $0, respectively.

Line of Credit

On September 29, 2023, the Company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC (“DML”) to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by the Company and DML, the maximum amount may be increased. On April 24, 2024, the Company and Nova entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, the Company and Nova entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. On December 27, 2024, the Company and Nova entered into amendment No. 3 with DML which further increased the maximum advance amount to $15,000,000. As of March 31, 2025, and December 31, 2024, the Company had $10,210,485 and $8,645,991, respectively, outstanding balance against the revolving receivable line of credit. The unused line of credit balance as of March 31, 2025 and December 31, 2024 was $4,789,515 and $6,354,009, respectively. The accrued interest related to the line of credit was $411,300 and $315,031 as of March 31, 2025 and December 31, 2024, respectively. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025.

8.	CONVERTIBLE NOTES PAYABLE

As of March 31, 2025 and December 31, 2024, the Company had convertible debt outstanding net of amortized debt discount of $105,000. During the three months ended March 31, 2025, the Company did not receive any proceeds from convertible notes and no interest was repaid. During the three months ended March 31, 2024, the Company did not receive any proceeds from convertible notes and repaid $50,000 of accrued interest to convertible noteholder. There are no debt discounts associated with the convertible debt at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded amortization of debt discounts of $0 and $13,515, respectively.

Convertible notes as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
Convertible notes payable	$105,000	$105,000
Discounts on convertible notes payable	–	–
Total convertible debt less debt discount	105,000	105,000
Current portion	105,000	105,000
Long-term portion	$–	$–

 The following is a schedule of convertible notes payable as of and for three months ended March 31, 2025.

Note #	Issuance	Maturity	Principal Balance 12/31/24	Settlements and/or Principal Conversions	New Loans or (Cash Paydown)	Shares Issued Upon Conversion or Exchange	Principal Balance 3/31/25	Accrued Interest on Convertible Debt at 12/31/24	Interest On Convertible Debt For the Period Ended 3/31/25	Accrued Interest on Convertible Debt at 3/31/25
10	01/24/2017	01/24/2018	55,000	–	–	–	55,000	91,905	2,712	94,617
10-2	03/30/2023	03/30/2024	25,000	–	–	–	25,000	7,538	1,233	8,771
10-3	08/11/2023	08/11/2024	25,000	–	–	–	25,000	5,859	1,233	7,092
			$105,000	$–	$–	–	$105,000	$105,302	$5,178	$110,480

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

9.	CAPITAL STOCK

The Company is authorized to issue 350,000,000 shares of capital stock, consisting of 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value per share.

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

Redeemable Preferred Stock

The Company recognizes the series N senior convertible preferred stock and series X senior convertible preferred stock as mezzanine equity in accordance with ASC 480, “Distinguishing Liabilities from Equity”.

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

Dividend Rights. Holders of series N senior convertible preferred stock are entitled to dividends at a rate per annum of 12.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series N senior convertible preferred stock), such rate would increase by 8% per annum. Dividends accrued from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date in cash or common stock at the Company’s discretion. Dividends payable in common stock are to be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common stock on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date. For the three months ended March 31, 2025, cumulative dividends earned on the series N senior convertible preferred stock were $109,081. The cumulative accrued dividends as of March 31, 2025 were paid by the Company via the issuance of 27,271 shares of series N senior convertible preferred stock.

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

Series R Convertible Preferred Stock

The series R convertible preferred stock was cancelled as part of the June 2024 promissory note and settlement agreement. See also Note 7. Notes and Loans Payable.

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

Dividend Rights. The holders of series R convertible preferred stock were entitled to receive cumulative dividends in the amount of twelve percent (12%) per annum, payable quarterly. In addition, holders of series R convertible preferred stock were entitled to receive dividends equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. Any dividends that were not paid when due were to continue to accrue and entailed a late fee, which must be paid in cash, at the rate of 18% per annum or the lesser rate permitted by applicable law which was to accrue and compound daily from the missed payment date through and including the date of actual payment in full. There were no cumulative dividends at December 31, 2024.

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

Redemption Upon Triggering Events. Upon the occurrence of a Triggering Event (as defined below), each holder of series R convertible preferred stock had (in addition to all other rights it may have) the right, exercisable at the sole option of such holder, to require the Company to (A) redeem all of the series R convertible preferred stock then held by such holder for a redemption price, in cash, equal to the Triggering Redemption Amount (as defined below), or (B) at the option of each holder either (i) redeem all of the series R convertible preferred stock then held by such holder though the issuance to such holder of such number of shares of common stock equal to the quotient of (x) the Triggering Redemption Amount, divided by (y) the lowest of (1) the conversion price, and (2) 75% of the average of the 10 VWAPs immediately prior to the date of election, or (ii) increase the dividend rate on all of the outstanding series R convertible preferred stock held by such holder retroactively to the initial issuance date to 18% per annum thereafter. “Triggering Redemption Amount” means, for each share of series R convertible preferred stock, the sum of (a) the greater of (i) 130% of the stated value and (ii) the product of (y) the VWAP on the trading day immediately preceding the date of the Triggering Event, multiplied by (z) the stated value divided by the then applicable conversion price, (b) all accrued but unpaid dividends thereon and (c) all liquidated damages, late fees and other costs, expenses or amounts due in respect of the series R convertible preferred stock including, but not limited to legal fees and expenses of legal counsel to the holder in connection with, related to and/or arising out of a Triggering Event. A “Triggering Event” means any of the following events (whatever the reason for such event and whether such event shall be voluntary or involuntary or effected by operation of law or pursuant to any judgment, decree or order of any court, or any order, rule or regulation of any administrative or governmental body):

•	the Company shall fail to deliver the shares of common stock issuable upon a conversion prior to the fifth (5th) trading day after such shares are required to be delivered, or the Company shall provide written notice to any holder, including by way of public announcement, at any time, of its intention not to comply with requests for conversion of any shares of series R convertible preferred stock in accordance with the terms of the certificate of designation;

•	the Company shall fail for any reason to pay in full the amount of cash due pursuant to a Buy-In (as defined in the certificate of designation) within five (5) trading days after notice therefore is delivered;

•	the Company shall fail to have available a sufficient number of authorized and unreserved shares of common stock to issue to such holder upon a conversion;

•	unless specifically addressed elsewhere in the certificate of designation as a Triggering Event, the Company shall fail to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach of the Transaction Documents (as defined in the certificate of designation), and such failure or breach shall not, if subject to the possibility of a cure by the Company, have been cured within five (5) calendar days after the date on which written notice of such failure or breach shall have been delivered;

•	the Company shall redeem junior securities or pari passu securities;

•	the Company shall be party to a Change of Control Transaction (as defined in the certificate of designation);

•	there shall have occurred a Bankruptcy Event (as defined in the certificate of designation);

•	any monetary judgment, writ or similar final process shall be entered or filed against the Company, any subsidiary or any of their respective property or other assets for more than $50,000 (provided that amounts covered by the Company’s insurance policies are not counted toward this $50,000 threshold), and such judgment, writ or similar final process shall remain unvacated, unbonded or unstayed for a period of thirty (30) trading days;

•	the electronic transfer by the Company of shares of common stock through the Depository Trust Company or another established clearing corporation once established subsequent to the date of the certificate of designation is no longer available or is subject to a ‘freeze” and/or “chill;” or

•	any “Event of Default,” as defined in the Purchase Agreement (as defined in the certificate of designation).

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

Dividend Rights. Holders of series X senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series X senior convertible preferred stock), such rate was to increase by 5% per annum. Dividends accrue from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date. For the three months ended March 31, 2025, cumulative dividends earned on the series X senior convertible preferred stock were $38,880. The cumulative accrued dividends as of March 31, 2025 were paid by the Company via the issuance of 9,720 shares of series X senior convertible preferred stock.

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

Redemption Rights Commencing on September 22, 2023, any holder may require the Company to redeem its shares by the payment in cash therefore of a sum equal to 100% of the stated value of $4.00 per share, plus the amount of accrued and unpaid dividends and any other amounts due pursuant to the terms of the certificate of designation; provided however, that in the event that the Company completes a public offering prior to the redemption date, then any holder may only cause the Company to redeem any outstanding series X senior convertible preferred stock by paying such redemption price in twelve (12) equal monthly installments with the first such payment due on the date that is six (6) months following the date that the Company completes such public offering.

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

Dividend Rights. Holders of series Y senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series Y senior convertible preferred stock), such rate shall increase by 5% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date and may be paid in cash or common stock at our discretion; provided that the Company may only pay dividends in common stock if such common stock is free-trading, freely transferable, and does not contain a legend (or be subject to stop transfer or similar instructions) restricting the resale or transferability thereof. Dividends payable in common stock shall be calculated based on a price equal to eighty percent (80%) of the VWAP during the five (5) trading days immediately prior to the applicable payment date. For the three months ended March 31, 2025, cumulative dividends earned on the series Y senior convertible preferred stock were $97,487. The cumulative accrued dividends as of March 31, 2025, were paid by the Company via the issuance of 11,775 shares of series Y senior convertible preferred stock and $50,000 in cash. At March 31, 2025, the total dividends payable was $32,578.

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

Preferred Stock Transactions

During the three months ended March 31, 2025, the Company executed the following transactions:

•	An aggregate of 12,400 shares of series B preferred stock were converted into an aggregate of 24,800 shares of common stock.

•	An aggregate of 2,500 shares of series I preferred stock were converted into an aggregate of 5,000 shares of common stock.

•	An aggregate of 11,775 shares of series Y senior convertible preferred stock were issued with an aggregate value of $47,100.

•	An aggregate of 27,271 shares of series N senior convertible preferred stock were issued with an aggregate value of $109,081.

•	An aggregate of 9,720 shares of series X senior convertible preferred stock were issued with an aggregate value of $38,880.

During the three months ended March 31, 2024, the Company executed the following transactions:

•	On January 19, 2024, the Company issued 62,500 shares of series I preferred stock to each of Daniel R. Thompson, the Chairman of the Board, and Alex Cunningham, the Company’s Chief Executive Officer, for $250,000 bonus compensation for the fiscal year of 2023, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 5,000 shares of series I preferred stock to Matthew Shafer, the Company’s Chief Financial Officer, for $20,000, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 2,500 shares of series I preferred stock to Zia Choe, the Company’s Chief Accounting Officer, for $10,000, at the fair value of $4.48 per share.

•	An aggregate of 778,799 shares of series B preferred stock were converted into an aggregate of 1,557,598 shares of common stock.

•	An aggregate of 22 shares of series C preferred stock were converted into an aggregate of 220,000 shares of common stock.

•	An aggregate of 2,928,500 shares of series I preferred stock were converted into an aggregate of 5,857,000 shares of common stock.

•	An aggregate of 1,542,225 shares of series J preferred stock were converted into an aggregate of 3,084,450 shares of common stock.

•	2 shares of series C preferred stock were cancelled, which were issued erroneously.

In connection with the aforementioned share issuances on January 19, 2024 and January 31, 2024, the Company engaged a valuation specialist to perform a business valuation Monte Carlo simulation for the series I preferred stock resulting in those indicated fair values.

Common Stock

During the three months ended March 31, 2025, there were no additional issuances of common stock except from the conversions of preferred stock noted above.

During the three months ended March 31, 2024, in addition to the conversions of preferred stock noted above, the Company issued common stock as part of the following transactions:

•	The Company issued 1,222 shares of common stock upon conversion of certain convertible notes.

•	In February 2024, as part of the Red Rock settlement executed in July 2022, the Company issued an aggregate of 37,104 shares of common stock to six previous owners. The Company recognized the fair value for the issuance of 37,104 shares at $3 per share on the closing market price of February 4 through February 6, 2024, and recorded share loss from discontinued operations of $111,312 in the consolidated statement of operations.

•	On March 5, 2024, the Company issued 7,500 shares of common stock to an investor relation service provider. The Company recognized the fair value for the issuance of the 7,500 shares at $1.55 per share on the closing market price of March 5, 2024 and recorded selling, general and administrative expense of $11,617 in the consolidated statement of operations.

•	On March 26, 2024, the Company issued an aggregate of 30,000 shares of common stock to three board members. The Company recognized the fair value for the issuance of 30,000 shares at $6.50 per share on the closing market price of March 26, 2024 and recorded share-based compensation expense of $195,000 in the consolidated statement of operations.

10.	WARRANTS

The table below sets forth warrant activity during the three months ended March 31, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2025	3,144	$1,164.72
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at March 31, 2025	3,144	1,164.72
Warrants Exercisable at March 31, 2025	3,144	$1,164.72

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2024	3,150	$1,162.76
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at March 31, 2024	3,150	1,162.76
Warrants Exercisable at March 31, 2024	3,150	$1,162.76

11.	DISCONTINUED OPERATIONS

Net liabilities from discontinued operations on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 include residual liabilities related to the sale of Platinum Tax which was sold in November 2023. The loss from discontinued operations presented in the condensed consolidated statement of operations for the three months ended March 31, 2024 is a part of the execution of a settlement reached in July 2022 with six previous owners of Red Rock, an entity that was discontinued by the Company in May 2019. As a result, the Company recognized the fair value for the issuance of 37,104 shares at $3 per share on the closing market price of February 4 through February 6, 2024, and recorded share loss from discontinued operations of $111,312 in the consolidated statement of operations.

Net liabilities of discontinued operations	March 31, 2025	December 31, 2024
Cash	$–	$–
Accounts receivable	–	–
Accounts payable and accrued expenses	238,285	238,285
Net liabilities of discontinued operations	$(238,285)	$(238,285)

	Three Months Ended March 31,
Gain (Loss) from discontinued operations	2025	2024
Revenue	$–	$–
Cost of sales	–	–
Selling, general and administrative expenses	–	–
Interest expense	–	–
Loss on settlement	–	(111,312)
Loss from discontinued operations	$–	$(111,312)

12.	GOODWILL

The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the three months ended March 31, 2025 and 2024, the Company determined there to be no impairment.

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

The Company leases twelve medical facilities and one vehicle as operating leases as of March 31, 2025. The Company recorded operating lease expenses of $119,071 and $100,362 for the three months ended March 31, 2025 and 2024, respectively.

The Company has operating leases with future commitments as follows:

Amount
April 2025 – March 2026	$299,493
April 2026 – March 2027	150,280
April 2027 – March 2028	17,612
Total Future Undiscounted Lease Payments	$467,385
Less imputed interest	28,057
Total lease obligations	$439,328

The following table summarizes supplemental information about the Company’s leases:

Weighted-average remaining lease term	1.77 years
Weighted-average discount rate	6.93%

Employees

Effective January 1, 2025, the Company entered into an employment agreement with Alex Cunningham, the Company’s President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Cunningham is entitled to an initial base salary of $885,000 per year and is eligible for an annual bonus. The base salary shall be increased by a minimum of 10% per year beginning on January 1, 2026. Mr. Cunningham’s base salary shall be automatically and permanently increased by $100,000 upon the successful acquisition of certain companies in 2025. His base salary will also be automatically and permanently increased by $100,000 following the Company’s successful listing on Nasdaq and a corresponding $4 million dollar capital raise beginning the month after the uplisting and commensurate close of the equity raise. Mr. Cunningham is entitled to a one-time performance bonus of $100,000 following the Company’s successful listing on Nasdaq with a corresponding $4 million dollar capital raise. Mr. Cunningham shall also earn a one-time performance bonus of $100,000 following each future successful acquisition. In the event that the Company is unable to pay his base salary or bonus in dollars, a portion of, or all compensation due to Mr. Cunningham, may be converted to a promissory note bearing an annual interest rate of 5.00% with interest to be paid quarterly. In addition, effective as of January 1, 2025, all past due amounts owed to Mr. Cunningham shall earn interest at a rate of 5% with interest paid quarterly. For the year ended December 31, 2024, the Company agreed to pay $360,000 per year and $250,000 of targeted annual incentives to Mr. Cunningham based on his prior employment agreement and its related amendments since July 1, 2020, of which 75% was being paid in cash and 25% was accrued as of December 31, 2024. The total outstanding accrued compensation as of March 31, 2025 and December 31, 2024 was $2,215,500. The total interest accrued for the three months ended March 31, 2025 was $27,314.

Effective July 15, 2020, the Company entered into an employment agreement with Daniel Thompson, the Company’s Chairman, which was amended January 1, 2025. Pursuant to the employment agreement, Mr. Thompson is entitled to a base salary of $360,000 per year through 2024 and $700,000 for calendar year 2025. Mr. Thompson is eligible for an incentive annual bonus, for a one-time performance bonus of $200,000 following the Company’s successful listing on Nasdaq with a corresponding $4 million dollar capital raise and for a one-time performance bonus of $250,000 upon the successful closing of any acquisition in 2025. Through calendar year 2024, Mr. Thompson was also eligible to receive compensation in shares of preferred stock in the event that the Company was unable to pay his base salary in dollars. For calendar year 2025, in the event that the Company is unable to pay his base salary or bonus in dollars, a portion of or all compensation due to Mr. Thompson may be converted to a promissory note bearing an annual interest rate of 5.00% with interest to be paid quarterly. In addition, effective as of January 1, 2025, all past due amounts owed to Mr. Thompson shall earn interest at a rate of 5% with interest paid quarterly. For the year ended December 31, 2024, the Company agreed to pay $360,000 per year and $250,000 of targeted annual incentives to the Mr. Thompson based on his employment agreement and its related amendments since July 15, 2020, of which 56% was paid in cash and 44% was accrued at December 31, 2024. The total outstanding accrued compensation as of March 31, 2025 and December 31, 2024 was $2,320,500. The total interest paid for the three months ended March 31, 2025 was $28,609.

On January 2, 2024, the Company entered into an employment agreement with Matthew T. Shafer, the Company’s Chief Financial Officer. Pursuant to the employment agreement, Mr. Shafer is entitled to an annual base salary of $228,000, which may be increased from time to time; provided that the base salary shall increase by a minimum of 10% after each of the first two years of service. Accordingly, Mr. Shafer’s base salary was increased to $250,800 effective as of January 1, 2025. He is also eligible for consideration for a one-time achievement bonus equal to 35% of base salary within sixty (60) days upon our company uplisting to a national securities exchange. In addition, he is also eligible for an annual target bonus equal to 25% of base salary based on the achievement of certain performance goals and annual stock option grants. There was no outstanding accrued compensation as of March 31, 2025 and December 31, 2024.

The Company entered into a management agreement effective May 31, 2021 for compensation to the principals of Nova in the form of an annual base salaries of $372,000 to one of the three doctors, $450,000 to the second, and $372,000 to the third doctor. Collectively, as a group, such principals will receive an annual cash bonus and stock equity set forth below, which will be conditioned upon the Company achieving 100% of the annual objectives of financial performance goals as set forth below. The Company did not record an accrual for the bonus for the three months ended March 31, 2025 and the year ended December 31, 2024, as the financial performance objectives were not expected to be met.

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

At March 31, 2025, the Company had federal and state net operating loss carry forwards of approximately $21.2 million that expire in various years through the year 2040. Due to current period losses and carryforwards of past net operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2025 and 2024.

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

As of March 31, 2025, the Company had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Asset:	March 31, 2025	December 31, 2024
Healthcare	$22,992,161	$21,298,866
Real Estate	565,710	576,478
Corporate, administration and other	1,772,757	2,050,335
Consolidated assets	$25,330,628	$23,925,679

	Three Months Ended March 31,
	2025	2024 (Restated)
Revenues:
Healthcare	$2,915,567	$2,322,132
Real Estate	–	–
Consolidated revenues	$2,915,567	$2,322,132

Cost of sales:
Healthcare	$1,075,034	$948,154
Real Estate	–	–
Consolidated cost of sales	$1,075,034	$948,154

Operating Expenses:
Healthcare
Depreciation expense	$3,365	$3,365
Loss on disposal of fixed assets	12,593	–
Selling, general and administrative	370,236	219,329
Total Healthcare	386,194	222,694
Real Estate	10,768	874
Corporate, administration and other expenses (a)	899,637	931,418
Consolidated operating expenses	$1,296,599	$1,154,986

Income (loss) from operations from subsidiaries:
Healthcare	$1,454,339	$1,151,284
Real Estate	(10,768)	(874)
Income from operations from subsidiaries	1,443,571	1,150,410
Loss from operations from Cardiff Lexington	(899,637)	(931,418)
Total income from operations	$543,934	$218,992

Income (loss) before taxes
Healthcare	$1,452,742	$1,151,284
Real Estate	(10,768)	(874)
Corporate, administration and other non-operating expenses (b)	(1,892,751)	(1,322,202)
Consolidated loss before taxes	$(450,777)	$(171,792)

(a)	Corporate, administration and other operating expenses includes payroll, management fees, stock compensation, legal fees, accounting fees and public company/investor relations fees.

(b)	Corporate, administration and other non-operating expenses includes corporate selling, general and administrative expenses such as noted above as well as interest, amortization of notes payable discount and gain on settlement of debt.

17.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to March 31, 2025 to the date these consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

Subsequent to March 31, 2025, an aggregate of 391,500 shares of series I preferred stock were exchanged for an aggregate of 300,000 shares of series B preferred stock, 6 shares of series C preferred stock and 54,000 shares of series E preferred stock.

Subsequent to March 31, 2025, an aggregate of 1,567,467 shares of series B preferred stock were converted into an aggregate of 3,134,936 shares of common stock. Following such conversions, no shares of series B preferred stock remain outstanding.

Subsequent to March 31, 2025, an aggregate of 80 shares of series C preferred stock were converted into an aggregate of 800,000 shares of common stock. Following such conversions, no shares of series C preferred stock remain outstanding.

Subsequent to March 31, 2025, an aggregate of 229,375 shares of series E preferred stock were converted into an aggregate of 458,750 shares of common stock. Following such conversions, no shares of series E preferred stock remain outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

On May 31, 2021, we acquired Nova Ortho and Spine, LLC, or Nova, which operates a group of regional primary specialty and ancillary care facilities throughout Florida that provide traumatic injury victims with primary care evaluations, interventional pain management, and specialty consultation services. We focus on plaintiff related care and are a highly efficient provider of emergency medical condition, or EMC, assessments. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. From sports injuries, to sprains, strains, and fractures, our doctors are dedicated to helping patients return to active lifestyles.

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

Segments

As of March 31, 2025, we had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended March 31, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31,
	2025		2024 (Restated)
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$2,915,567	100.00%	$2,322,132	100.00%
Total cost of sales	1,075,034	36.87%	948,154	40.83%
Gross profit	1,840,533	63.13%	1,373,978	59.17%
Operating expenses
Depreciation expense	3,365	0.12%	3,365	0.14%
Loss on disposal of fixed assets	12,593	0.43%	–	–
Share based compensation	–	–	300,225	12.93%
Selling, general and administrative	1,280,641	43.92%	851,396	36.66%
Total operating expenses	1,296,599	44.47%	1,154,986	49.74%
Income from continuing operations	543,934	18.66%	218,992	9.43%
Other expense
Other expense	(1,597)	(0.05)%	–	–
Penalties and fees	–	–	(1,000)	(0.04)%
Interest expense	(993,114)	(34.06)%	(376,269)	(16.20)%
Amortization of debt discounts	–	–	(13,515)	(0.58)%
Total other expense	(994,711)	(34.12)%	(390,784)	(16.83)%
Net loss before discontinued operations	(450,777)	(15.46)%	(171,792)	(7.40)%
Loss from discontinued operations	–	–	(111,312)	(4.79)%
Net loss	$(450,777)	(15.46)%	$(283,104)	(12.19)%

Revenue. For the three months ended March 31, 2025, and 2024, all of our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue increased by $593,435, or 25.56%, to $2,915,567 for the three months ended March 31, 2025 from $2,322,132 for the three months ended March 31, 2024. The increase in revenue is primarily attributable to an overall increase in patient volume and more complex medical procedures.

Cost of sales. Our cost of sales consists of surgical center and laboratory fees, physician and professional fees, salaries and wages and medical supplies. Our total cost of sales increased by $126,880, or 13.38%, to $1,075,034 for the three months ended March 31, 2025 from $948,154 for the three months ended March 31, 2024. This increase is mainly attributable to increases in laboratory fees and salaries, wages and management fees.

As a percentage of revenue, cost of sales decreased from 40.83% for the three months ended March 31, 2024 to 36.87% for the three months ended March 31, 2025.

Gross profit. As a result of the foregoing, our total gross profit increased by $466,555, or 33.96%, to $1,840,533 for the three months ended March 31, 2025 from $1,373,978 for the three months ended March 31, 2024. Our total gross margin (as a percent of revenue) increased from 59.17% for the three months ended March 31, 2024 to 63.13% for the three months ended March 31, 2025.

Depreciation expense. Our depreciation expense was $3,365, or 0.12% of revenue, for the three months ended March 31, 2025, as compared to $3,365, or 0.14% of revenue, for the three months ended March 31, 2024.

Share based compensation expense. Share based compensation expense was $0 and $300,225 for the three months ended March 31, 2025 and 2024, respectively.

Loss on disposal of fixed assets. Loss on disposal of fixed assets was $12,593 and $0 for the three months ended March 31, 2025 and 2024, respectively.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries, bonuses plus related payroll taxes and stock compensation expense, advertising expenses, professional advisor fees, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses increased by $429,245, or 50.42%, to $1,280,641 for the three months ended March 31, 2025 from $851,396 for the three months ended March 31, 2024. As a percentage of revenue, our selling, general and administrative expenses were 43.92% and 36.66% for the three months ended March 31, 2025 and 2024, respectively. Increases were primarily attributable to increases in salaries and wages expense of $255,387, bad debt expense of $112,727, and billing costs $57,735.

Total other income (expense). We had $994,711 in total other expense, net, for the three months ended March 31, 2025, as compared to total other expense, net, of $390,784 for the three months ended March 31, 2024. Total other expense, net, for the three months ended March 31, 2025 consisted of interest expense of $993,114 and other expense of 1,597. Other expense, net, for the three months ended March 31, 2024 consisted of interest expense of $376,269, amortization of debt discounts of $13,515 and financing penalties and fees of $1,000.

Discontinued operations. For the three months ended March 31, 2025 and 2024, we recorded a loss from discontinued operations of $0 and $111,312, respectively.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $450,777 for the three months ended March 31, 2025, as compared to $283,104 for the three months ended March 31, 2024, an increase of $167,673, or 59.23%.

Liquidity and Capital Resources

As of March 31, 2025, we had $996,758 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities from continuing operations	$(1,628,728)	$(1,187,816)
Net cash provided by financing activities from continuing operations	1,437,301	1,463,113
Net change in cash	(191,427)	386,609
Cash at beginning of period	1,188,185	866,943
Cash at end of period	$996,758	$1,253,552

Our net cash used in operating activities from continuing operations was $1,628,728 for the three months ended March 31, 2025, as compared to $1,187,816 for the three months ended March 31, 2024. The primary drivers of our net cash used in operating activities for the three months ended March 31, 2025 are our net loss of $450,777 and an increase of $1,680,291 in accounts receivable, offset by increases of $230,608 in accounts payable and other accrued expenses and $101,773 in accrued interest. For the three months ended March 31, 2024, our net loss of $283,104 and an increase in accounts receivable of $1,344,676, offset by an increase in share based compensation of $300,225 were the primary drivers of our net cash used in operating activities.

We monitor outstanding cases as they develop through ongoing discussions with attorneys, doctors and our third-party medical billing company and additionally monitor our settlement realization rates over time. We currently have one primary method of accelerating our cash settlement of our revenue and related accounts receivable through accepting lower settlement amounts during the final negotiations of the settlement, which is coordinated through our third-party medical billing company. When our third-party medical billing company is provided with a settlement amount of 49% of gross charges or greater they will accept. When presented with a lower amount we will discuss the reasons for the reduced rate and negotiate a higher rate. Shortening our negotiation timeframe will typically result in a lower settlement realization rate, but will accelerate the cash settlement of the outstanding accounts receivable. We began employing this method in 2024, which reduced our settlement realization rate as described below. We may employ this method in the future. The most recent average realization time for accounts receivable was approximately 18 to 24 months from the initial date of service. Typically, a patient will have a series of dates of service over an average of 12 to 16 months.

Prior to fiscal year 2024, we historically realized a 49% settlement rate from total gross billed charges. Accordingly, we had historically recognized net healthcare service revenue as 49% of gross billed amounts. During 2024, we underwent efforts to accelerate cash settlement of our accounts receivable to generate cash flow for operations. We did this by shortening our settlement negotiations with insurance companies and accepting lower settlement amounts. Additionally, during 2024, we completed a thorough review of our third-party billing data, including reviewing historical reports and new reporting methods as a part of our updated analysis. Based upon this review, we determined that a 24-month lookback period should be used in the analysis of our historical settlement realization rates. As a result of the new efforts to accelerate cash settlement, we realized a 42.9% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. Accordingly, we recorded reductions to net revenue of $339,834 for the three months ended March 31, 2024. We will continue to evaluate our estimate of our settlement realization rates in the future, which will include a monthly review of our trailing 24-month historical settlement realization rate, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and our third-party medical billing company in order to determine our variable consideration under ASC 606 and the net transaction price. We will update our settlement realization rate estimate used in determining our accounts receivable and revenue each quarter based on this review.

We had no investing activities for the three months ended March 31, 2025 and 2024.

Our net cash provided by financing activities was $1,437,301 for the three months ended March 31, 2025, as compared to $1,463,113 for the three months ended March 31, 2024. Net cash provided by financing activities for the three months ended March 31, 2025 consisted of proceeds from line of credit of $1,564,494, offset by the payment of note payable of $75,000, payment of preferred stock dividends of $50,000 and repayments of the Small Business Administration loan described below of $2,193. Net cash provided by financing activities for the three months ended March 31, 2024 consisted of proceeds from line of credit of $1,463,273, offset by repayments of the Small Business Administration loan described below of $160.

Convertible Notes

As of March 31, 2025, we had convertible debt outstanding net of amortized debt discount of $105,000.

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

Promissory Note – Settlement Agreement

On June 11, 2024, we entered into a settlement agreement and release of claims with the holder of 165 shares of series R convertible preferred stock and certain convertible promissory notes. Pursuant to the settlement agreement and release of claims, the holder agreed to cancel its shares of series R convertible preferred stock and convertible promissory notes in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000. This transaction was accounted for as a debt extinguishment and a gain on settlement of $78,834 was recorded to the unaudited consolidated statement of operations for the year ended December 31, 2024, in accordance with FASB Topic 470 Borrower’s Accounting for Debt Modifications.

The note does not bear interest and requires fixed payments as follows: (i) if we raise at least $5 million but less than $6 million in our planned underwritten public offering, or the Offering, then we must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th, 180th, and 240th days following the closing of the Offering, respectively; (ii) if we raise at least $6 million but less than $7 million in the Offering, then we must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if we raise at least $7 million in the Offering, then we must repay the entire principal amount on the closing date of the Offering. As the Offering was not completed by August 15, 2024, we are required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. If the Offering is completed after August 15, 2024, then we are required to make payments as described in the schedule above. Notwithstanding the foregoing, if we abandon the Offering and conduct a new public offering thereafter, then we are required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the note, it shall become immediately due and payable on such date. We may prepay the entire principal amount at any time without penalty. The note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest would automatically begin to accrue at a simple interest rate of ten percent per annum. During the three months ended March 31, 2025, we paid a total of $75,000 against the outstanding principal due.

Small Business Administration Loans

On June 2, 2020, we obtained a loan from the Small Business Administration of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at March 31, 2025 was $146,045 and $0, respectively.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at March 31, 2025 and the accrued interest was $9,195. We assigned all of our receivables from consumer activations of the rewards program as collateral on this debenture.

Line of Credit

On September 29, 2023, our company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC, or DML, to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by us and DML, the maximum amount may be increased. On April 24, 2024, we entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, we entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. On December 27, 2024, we and Nova entered into amendment No. 3 with DML which further increased the maximum advance amount to $15,000,000. As of March 31, 2025, we had an outstanding balance of $10,210,485 against the revolving receivable line of credit and accrued interest of $411,300. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025.

Related Party Loans

In connection with the acquisition of Edge View on July 16, 2014, we assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts is $4,979 as of March 31, 2025.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission, or the SEC, on March 14, 2025.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2025. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we are still in the process of remediating as of March 31, 2025, along with the error identified in our Quarterly Reports on Form 10-Q for the six months ended June 30, 2024 and the three months ended March 31, 2024, our disclosure controls and procedures were not effective. The errors identified in our Quarterly Reports on Form 10-Q were corrected in amended filings. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for the description of these weaknesses.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have evaluated the material weakness described above and our management and board of directors are committed to the design and successful implementation of internal control over financial reporting as promptly as possible. We are evaluating our updated internal controls design and will determine whether the controls have operated effectively during 2025 in order to fully remediate the aforementioned material weakness in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2025, we continued to implement the following remedial procedures:

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the three months ended March 31, 2025 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended March 31, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2025 but was not reported.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of fiscal year 2025.

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

Date: May 9, 2025	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Shafer
Name: Matthew Shafer
Title: Chief Financial Officer
(Principal Financial Officer)

