Form 10-Q/A
period 2024-03-31
Cardiff Lexington Corp
filed 2025-08-19
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

As of August 18, 2025, there were 19,682,213 shares of common stock of the registrant issued and outstanding.

EXPLANATORY NOTE

Cardiff Lexington Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-Q (“Amendment”) to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2024, which was originally filed with the Securities and Exchange Commission on May 10, 2024, and amended on October 17, 2024 (the “Form 10-Q”).

This Amendment is being filed to correct an error in the Form 10-Q as a result of a change in classification of non-cash interest expense to operating activities from financing activities in the condensed consolidated statements of cash flows.

This Amendment also contains new certifications by our principal executive officer and principal financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2022.

This Amendment does not reflect any events that have occurred after the Form 10-Q was filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Form 10-Q was filed.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Three Months Ended March 31,
	2024 (Restated)	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(283,104)	$(15,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,365	4,635
Amortization of debt discount	13,515	17,983
Bad debt	–	270,000
Conversion and note issuance cost	1,000	5,000
Interest included in line of credit	152,795	–
Share issuance for compensations to directors and officers	288,600	–
Share issuance for service rendered	11,625	–
Fair value settled upon conversion	–	123,566
Gain on forgiveness of debt	–	(390)
(Increase) decrease in:
Accounts receivable	(1,344,676)	(1,111,317)
Right of use - assets	59,259	29,300
Prepaids and other current assets	(4,200)	–
Increase (decrease) in:
Accounts payable and accrued expense	56,978	270,710
Due to related party	(75,153)	–
Accrued officers compensation	90,000	154,000
Accrued interest	48,446	122,508
Right of use - liabilities	(53,471)	(30,993)
Net cash used in operating activities	(1,035,021)	(160,989)

Net cash provided by (used in) Discontinued Operations – Operating	111,312	(28,294)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	–	240,000
Repayment of SBA loans	(160)	(750)
Proceeds from line of credit	1,310,478	–
Net cash provided by financing activities	1,310,318	239,250

Net cash provided by Discontinued Operations – Financing	–	73,784

NET INCREASE IN CASH AND CASH EQUIVALENTS	386,609	123,751
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	866,943	219,085
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,253,552	$342,836

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for Interest	$50,000	$1,503

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$1,680	$66,673
Right of use assets acquired	$186,638	$–

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

During the three months ended June 30, 2025, as part of the Company’s ongoing enhancements to internal controls over financial reporting, a detailed review of its interest expense-related cash flow classification was performed. As a result, the Company restated certain amounts within the condensed consolidated statement of cash flows for the three months ended March 31, 2024. This reclassification corrects the presentation of $152,795 of non-cash interest accrual adjustments related to the Company’s line of credit as of March 31, 2024. These amounts, previously presented within net proceeds from the line of credit in financing activities, are now presented within operating activities. This change in presentation has no impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or total cash flows for any related period. Additionally, there was no impact on the condensed consolidated statement of cash flows for the three months ended March 31, 2023.

The following table summarizes the impact of the correction on the Company’s condensed consolidated statement of cash flows for the period ending March 31, 2024.

	Impact of correction of error
Three months ended March 31, 2024 (Unaudited)	As previously reported	Adjustments	As restated

Net cash used in operating activities of continuing operations	$(1,187,816)	$152,795	$(1,035,021)
Net cash provided by financing activities of continuing operations	$1,463,113	$(152,795)	$1,310,318

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

Liquidity and Capital Resources

As of March 31, 2024, we had $1,253,552 in cash. This Quarterly Report on Form 10-Q/A reflects a restatement limited to reclassifying noncash interest expense in the consolidated statements of cash flows from financing to operating activities. This change in presentation did not affect our cash balance for any period presented. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024 (Restated)	2023
Net cash used in operating activities from continuing operations	$(1,035,021)	$(160,989)
Net cash provided by financing activities	1,310,318	239,250
Net change in cash	386,609	123,751
Cash and cash equivalents at beginning of period	866,943	219,085
Cash and cash equivalents at end of period	$1,253,552	$342,836

Our net cash used in operating activities from continuing operations was $1,035,021 for the three months ended March 31, 2024, as compared to $160,989 for the three months ended March 31, 2023. For the three months ended March 31, 2024, the primary drivers of our net cash used in operating activities were our net loss of $283,104 and an increase in accounts receivable of $1,344,676, offset by increases of $300,225 for share based compensation and $152,195 in interest included in the line of credit. For the three months ended March 31, 2023, our net loss of $15,991 and an increase in accounts receivable of $1,111,317, offset by an increase in accounts payable and accrued expenses of $270,710, bad debt of $270,000, an increase in accrued officer’s compensation of $154,000, and an increase in accrued interest of $122,508, were the primary drivers for the cash used in operations.

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

Our net cash provided by financing activities was $1,310,318 for the three months ended March 31, 2024, as compared to $239,250 for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2024 consisted of the proceeds of $1,310,478 from line of credit, offset by the repayment of a loan of $160. Net cash provided by financing activities for the three months ended March 31, 2023 consisted of the proceeds of $240,000 from convertible notes, offset by the repayment of a loan of $750.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, or the SEC, on March 27, 2024. We have evaluated the impact of the restatement described in this Quarterly Report on Form 10-Q/A and determined that it does not change the critical accounting policies, judgments, or estimates previously disclosed.

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

Changes in Internal Control Over Financial Reporting

In connection with the preparation of our financial statements for the quarter ended June 30, 2025, management identified a classification error in the presentation of noncash interest expense within the consolidated statements of cash flows, which resulted in the restatement of certain prior-period financial statements presented in this Quarterly Report on Form 10-Q/A. While this classification error did not result in a material weakness in internal control over financial reporting, we have enhanced our review procedures for the statement of cash flows, including additional cross-checks between the disclosure checklist, supporting schedules, and the general ledger.

Other than in connection with the item noted above as well as the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. We have evaluated the impact of the restatement on our previously disclosed risk factors and determined there is no effect.

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

Date: August 19, 2025	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Shafer
Name: Matthew Shafer
Title: Chief Financial Officer
(Principal Financial Officer)

