Form 10-Q/A
period 2024-06-30
Cardiff Lexington Corp
filed 2025-08-19
CIK 811222

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

As of August 18, 2025, there were a total of 19,682,213 shares of common stock of the registrant issued and outstanding.

EXPLANATORY NOTE

Cardiff Lexington Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-Q (“Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2024, which was originally filed with the Securities and Exchange Commission on August 14, 2024 and amended on October 17, 2024 (the “Form 10-Q”).

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Six Months Ended June 30,
	2024 (Restated)	2023 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(414,689)	$800,087
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,731	8,000
Amortization of debt discount	24,820	48,616
Bad debt	–	270,000
Conversion and note issuance cost	1,000	7,000
Interest included in line of credit	845,427	–
Share issuance for compensations to directors and officers	288,600	–
Share issuance for service rendered	11,625	25,000
Fair value settled upon conversion	–	123,566
Gain on settlement or forgiveness of debt	(78,834)	(390)
(Increase) decrease in:
Accounts receivable	(1,555,885)	(2,859,607)
Right of use – assets	(59,640)	64,993
Prepaids and other current assets	(17,425)	–
Increase (decrease) in:
Accounts payable and accrued expense	(367,400)	738,353
Accrued officers compensation	119,999	334,000
Accrued interest	(6,700)	248,137
Right of use – liabilities	67,071	(68,221)
Net cash used in operating activities	(1,135,300)	(260,466)

Net cash provided by (used in) Discontinued Operations – Operating	111,312	(38,809)

FINANCING ACTIVITIES
Payments to director	(120,997)	355,500
Repayment of SBA loans	(2,352)	–
Payment of convertible notes	(100,079)	–
Proceeds from line of credit	3,677,268	35,131
Payment of line of credit	–	(30,161)
Payment of dividends on preferred stock	(100,000)
Net cash provided by financing activities	3,353,840	360,470

Net cash provided by Discontinued Operations – Financing	–	128,109

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,329,852	189,304
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	866,943	219,085
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,196,795	$408,389

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for Interest	$122,279	$2,044

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$1,680	$66,673
Common stock issued upon conversion of preferred stock	$13,290	$–
Series Y preferred stock issued in exchange of convertible notes payable	$3,755,632	$–
Promissory note payable issued in settlement agreement	$535,000	$–
Right of use assets acquired	$186,638	$–

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

During the three months ended June 30, 2025, as part of the Company’s ongoing enhancements to internal controls over financial reporting, a detailed review of its interest expense-related cash flow classification was performed. As a result, the Company restated certain amounts within the condensed consolidated statement of cash flows for the six months ended June 30, 2024. This was reclassified to correct the presentation of $845,427 of non-cash interest accrual adjustments related to the Company’s line of credit as of June 30, 2024. These amounts, previously presented within net proceeds from the line of credit in financing activities, are now presented within operating activities. This change in presentation has no impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or total cash flows for any related period. Additionally, there was no impact on the condensed consolidated statement of cash flows for the six months ended June 30, 2023.

The following table summarizes the impact of the correction on the Company’s condensed consolidated statement of cash flows for the period ending June 30, 2024.

	Impact of correction of error
Six months ended June 30, 2024 (Unaudited)	As previously reported	Adjustments	As restated

Net cash used in operating activities of continuing operations	$(1,980,727)	$845,427	$(1,135,300)
Net cash provided by financing activities of continuing operations	$4,199,267	$(845,427)	$3,353,840

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024 (Restated)	2023 (Restated)
Net cash used in operating activities from continuing operations	$(1,135,300)	$(260,466)
Net cash provided by financing activities from continuing operations	3,353,840	360,470
Net change in cash	2,329,852	189,304
Cash and cash equivalents at beginning of period	866,943	219,085
Cash and cash equivalents at end of period	$3,196,795	$408,389

Our net cash used in operating activities from continuing operations was $1,135,300 for the six months ended June 30, 2024, as compared to $260,466 for the six months ended June 30, 2023. The primary drivers of our net cash used in operating activities for the six months ended June 30, 2024 are our net loss of $414,689, decreases of $1,555,885 in accounts receivable, $367,400 in accounts payable and other accrued expenses and $380,001 in accrued officer’s compensation, offset by increases in interest expense in the line of credit of $845,427 and share based compensation of $300,225. For the six months ended June 30, 2023, our net income of $800,087, an increase in accounts payable and accrued expenses of $738,353, an increase in accrued officer’s compensation of $334,000, bad debt expense of $270,000 and an increase in accrued interest of $248,137, offset by a decrease in accounts receivable of $2,859,607, were the primary drivers for the cash used in operations.

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

Our net cash provided by financing activities was $3,353,840 for the six months ended June 30, 2024, as compared to $360,470 for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2024 consisted of the proceeds of $3,677,268 from line of credit, offset by the payment of $120,997 to a director, $100,079 paid on convertible notes payable, $100,000 in dividend payments and $2,352 in payments on the SBA loan described below. Net cash provided by financing activities for the six months ended June 30, 2023 consisted of proceeds from convertible notes payable of $355,500 and proceeds from line of credit of $35,131, offset by repayments of line of credit of $30,161.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, or the SEC, on March 27, 2024. We have evaluated the impact of the restatement described in this Quarterly Report on Form 10-Q and determined that it does not change the critical accounting policies, judgments, or estimates previously disclosed.

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

Other than in connection with the item noted above as well as the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

