Form 10-Q/A
period 2024-09-30
Cardiff Lexington Corp
filed 2025-08-19
CIK 811222

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

EXPLANATORY NOTE

Cardiff Lexington Corporation is filing this Amendment No. 1 on Form 10-Q (“Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2024, which was originally filed with the Securities and Exchange Commission on November 6, 2024 (the “Form 10-Q”).

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

2

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended September 30, 2024

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023 (Restated)	5
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 (Unaudited) and 2023 (Unaudited and restated)	6
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 (Unaudited) and 2023 (Unaudited and restated)	7
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 (Unaudited and restated) and 2023 (Unaudited and restated)	10
Notes to Condensed Consolidated Financial Statements (Unaudited and restated)	11

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	September 30, 2024	December 31, 2023 (Restated)
ASSETS
Current assets
Cash	$1,949,600	$866,943
Accounts receivable-net	14,798,220	13,305,254
Prepaid and other current assets	5,000	5,000
Total current assets	16,752,820	14,177,197

Property and equipment, net	24,563	34,661
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use - assets, net	465,389	289,062
Due from related party	4,979	4,979
Other assets	60,403	33,304
Total assets	$23,514,762	$20,745,811

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$1,386,412	$2,047,131
Accrued expenses - related parties	4,353,056	4,733,057
Accrued interest	361,172	620,963
Right of use – lease liabilities	227,606	157,669
Due to director and officer	–	120,997
Notes payable – current portion	500,826	15,977
Line of credit	7,468,971	2,120,100
Convertible notes payable, net of debt discounts of $0 and $24,820, respectively	105,000	3,807,030
Net liabilities of discontinued operations	237,643	237,643
Total current liabilities	14,640,686	13,860,567

Notes payable	140,272	144,666
Operating lease liability – long term	236,853	119,056
Total liabilities	15,017,811	14,124,289

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 868,056 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,230,023	3,891,439
Redeemable Series R Senior Convertible Preferred Stock - 5,000 shares authorized, $0.001 par value, stated value of $1,200, 0 and 165, shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	–	307,980
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00 par value; 375,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,537,808	1,690,685
Total Mezzanine Equity	4,767,831	5,890,104

Stockholders' equity
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value of $4.00, 753,929 and 2,139,478 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,015,716	8,557,912
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value of $4.00, 43 and 123 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	172	492
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 75,375 and 155,750 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	301,500	623,000
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 9,500 and 35,752 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	38,000	143,008
Series I Preferred Stock - 15,000,000 shares authorized, $0.001 par value, stated value $4.00, 11,540,500 and 14,885,000 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	46,162,000	59,540,000
Series J Preferred Stock - 2,000,000 shares authorized, $0.001 par value, stated value $4.00, 0 and 1,713,584 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	–	6,854,336
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at September 30, 2024 and December 31, 2023	1,277,972	1,277,972
Series Y Senior Convertible Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value of $4.00, 955,114 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,820,456	–
Common Stock; 300,000,000 shares authorized, $0.001 par value; 14,555,601 and 25,121 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	14,556	25
Additional paid-in capital	20,891,337	(7,581,212)
Accumulated deficit	(71,792,589)	(68,684,115)
Total stockholders’ equity	3,729,120	731,418
Total liabilities, mezzanine equity and stockholders’ equity	$23,514,762	$20,745,811

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Nine Months Ended September 30,
	2024 (Restated)	2023 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,392,657)	$2,781,608
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	10,096	11,365
Amortization of debt discount	24,821	94,664
Bad debt	–	270,000
Change in estimate for settlement realization rate	1,650,474	–
Conversion and note issuance cost	1,000	11,250
Interest included in line of credit	1,953,667	–
Share issuance for compensations to directors and officers	288,600	–
Share issuance for service rendered	11,625	25,000
Fair value settled upon conversion	–	141,406
Gain on settlement or forgiveness of debt	(78,834)	(390)
(Increase) decrease in:
Accounts receivable	(3,143,440)	(5,510,098)
Right of use - assets	(176,327)	17,763
Prepaids and other current assets	(27,098)	–
Increase (decrease) in:
Accounts payable and accrued expense	(691,072)	733,125
Accrued officers compensation	119,999	514,000
Accrued interest	218,174	380,020
Right of use - liabilities	187,734	(27,255)
Net cash used in operating activities	(2,043,238)	(557,542)

Net cash provided by (used in) Discontinued Operations – Operating	111,312	(38,255)

FINANCING ACTIVITIES
Payments to director	(120,997)	–
Repayment of SBA loans	(4,545)	(803)
Proceeds from convertible notes payable	–	421,376
Payment of convertible notes	(105,079)	–
Net proceeds from line of credit	3,395,204	5,848
Payment of note payable	(50,000)	–
Proceeds from note payable – related party	–	250
Payment of dividends on preferred stock	(100,000)	–
Net cash provided by financing activities	3,014,583	426,671

Net cash provided by Discontinued Operations – Financing	–	131,260

NET INCREASE (DECREASE) IN CASH	1,082,657	(37,866)
CASH, BEGINNING OF PERIOD	866,943	219,085
CASH, END OF PERIOD	$1,949,600	$181,219

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for Interest	$126,732	$6,389

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$1,680	$99,533
Common stock issued upon conversion of preferred stock	$14,158	$–
Series Y preferred stock issued in exchange of convertible notes payable	$3,755,632	$–
Promissory note payable issued in settlement agreement	$535,000	$–
Right of use assets acquired	$363,411	$–

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

During the three months ended June 30, 2025, as part of the Company’s ongoing enhancements to internal controls over financial reporting, a detailed review of its interest expense-related cash flow classification was performed. As a result, the Company restated certain amounts within the condensed consolidated statement of cash flows for the nine months ended September 30, 2024. This reclassification corrects the presentation of $1,953,667 of non-cash interest accrual adjustments related to the Company’s line of credit as of September 30, 2024. These amounts, previously presented within net proceeds from the line of credit in financing activities, are now presented within operating activities. This change in presentation has no impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or total cash flows for any related period. Additionally, there was no impact on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023.

The following table summarizes the impact of the correction on the Company’s condensed consolidated statement of cash flows for the period ending September 30, 2024.

	Impact of correction of error
Nine months ended September 30, 2024 (Unaudited)	As previously reported	Adjustments	As restated

Net cash used in operating activities of continuing operations	$(3,996,905)	$1,953,667	$(2,043,238)
Net cash provided by financing activities of continuing operations	$4,968,250	$(1,953,667)	$3,014,583

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024 (Restated)	2023 (Restated)
Net cash used in operating activities from continuing operations	$(2,043,238)	$(557,542)
Net cash provided by financing activities from continuing operations	3,014,583	426,671
Net change in cash	1,082,657	(37,866)
Cash and cash equivalents at beginning of period	866,943	219,085
Cash and cash equivalents at end of period	$1,949,600	$181,219

Our net cash used in operating activities from continuing operations was $2,043,238 for the nine months ended September 30, 2024, as compared to $557,542 for the nine months ended September 30, 2023. The primary drivers of our net cash used in operating activities for the nine months ended September 30, 2024 are our net loss of $2,392,657, decreases of $1,492,966 in accounts receivable and $691,072 in accounts payable, offset by increases of $1,953,667 of interest included in the line of credit and $300,225 of share based compensation. For the nine months ended September 30, 2023, our net income of $2,781,608, an increase in accounts payable and accrued expenses of $733,125, an increase in accrued officer’s compensation of $514,000, bad debt expense of $270,000 and an increase in accrued interest of $380,020, offset by a decrease in accounts receivable of $5,510,098, were the primary drivers for the cash used in operations.

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

Our net cash provided by financing activities was $3,014,583 for the nine months ended September 30, 2024, as compared to $426,671 for the nine months ended September 30, 2023. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of the proceeds of $3,395,204 from line of credit, offset by the payment of $120,997 to a director, $105,080 paid on convertible notes payable, $100,000 in dividend payments, $50,000 paid on a note payable, and $4,545 in payments on the SBA loan described below. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of proceeds from convertible notes payable of $421,376 and proceeds from line of credit of $35,632, offset by repayments of line of credit of $28,784.

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

