Form 10-K/A
period 2024-12-31
Cardiff Lexington Corp
filed 2025-08-19
CIK 811222

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Cardiff Lexington Corporation is filing this Amendment No. 1 on Form 10-K (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission on March 14, 2025 (the “Form 10-K”).

This Amendment is being filed to correct an error in the Form 10-K as a result of a change in classification of non-cash interest expense to operating activities from financing activities in the condensed consolidated statements of cash flows.

This Amendment also contains new certifications by our principal executive officer and principal financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2022.

This Amendment does not reflect any events that have occurred after the Form 10-K was filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Form 10-K was filed.

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

This Annual Report on Form 10-K/A reflects a restatement of our previously issued consolidated financial statements to correct the classification of noncash interest expense in the consolidated statements of cash flows from financing activities to operating activities. The Company has considered the impact of this restatement on its previously disclosed risk factors and updated them where applicable. This change in presentation had no impact on the Company’s consolidated balance sheets, consolidated statements of operations, or total cash flows for any period presented.

Risks Related to Our Business and Structure

The report of our independent registered public accounting firm included a “going concern” explanatory paragraph.

The report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2024 contains an explanatory paragraph relating to our ability to continue as a going concern. We had previously sustained operating losses since our inception, have an accumulated deficit of $72,949,085 and $68,684,115 as of December 31, 2024 and 2023, respectively, and had negative cash flow from operating activities of $2,765,797 and $1,807,987 during the years ended December 31, 2024 and 2023, respectively. These factors raise a substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

As of December 31, 2024, we had $1,188,185 in cash. This Annual Report on Form 10-K/A reflects a restatement limited to reclassifying noncash interest expense in the consolidated statements of cash flows from financing to operating activities. This change in presentation did not affect our cash balance for any period presented. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-parties and related party debt.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	Years Ended December 31,
	2024 (Restated)	2023
Net cash used in operating activities from continuing operations	$(2,765,797)	$(1,807,987)
Net cash provided by financing activities	2,975,727	2,369,325
Net change in cash	321,242	647,858
Cash at beginning of year	866,943	219,085
Cash at end of year	$1,188,185	$866,943

Our net cash used in operating activities from continuing operations was $2,765,797 for the year ended December 31, 2024, as compared to $1,807,987 for the year ended December 31, 2023. The primary drivers of our net cash used in operating activities for year ended December 31, 2024 are our net loss of $3,302,999, increase of $4,545,068 in accounts receivable, and a decrease of $699,559 in accounts payable and other accrued expenses, offset by a change in estimate adjustment for the change in realization rate of $1,650,474,interest included in the line of credit of $3,092,350, share based compensation of $544,725 and bad debt expense of $266,000. For the year ended December 31, 2023, our net income of $3,028,394, an increase in accrued officers’ compensation of $982,500, an increase in accrued interest of $486,165, and an increase in accounts payable and accrued expense of $341,261, offset by an increase in account receivable of $6,833,615 were the primary drivers of our net cash used in operations.

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

Our net cash provided by financing activities was $2,975,727 for the year ended December 31, 2024, as compared to $2,369,325 for the year ended December 31, 2023. Net cash provided by financing activities for the year ended December 31, 2024 consisted of net proceeds from the line of credit of $3,433,542, offset by $125,000 paid on a note payable, the payment of $120,997 to a director, $105,079 paid on convertible notes payable, $100,000 in dividend payments and $6,739 in payments on the Small Business Administration loan described below. Net cash provided by financing activities for the year ended December 31, 2023 consisted of net proceeds from the line of credit of $2,125,145 and proceeds from convertible notes payable of $421,375, offset by repayment of convertible notes payable of $175,000 and repayments to directors and officers of $2,195.

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

Goodwill. Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. We review goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation for impairment of goodwill, if needed, is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. For the years ended December 31, 2024 and 2023, we determined there to be no impairment. We based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors. The restatement of our previously issued consolidated financial statements, which corrects the classification of noncash interest expense in the consolidated statements of cash flows from financing activities to operating activities, did not constitute a ‘triggering event’ under our impairment assessment procedures, as it did not reflect a change in the Company’s operations, market conditions, or other circumstances that could indicate the fair value of goodwill may be below its carrying amount. Furthermore, even if a quantitative analysis had been performed, the correction would not have impacted the valuation models’ key inputs, including assumptions and internal projections of expected future cash flows and operating plans. Accordingly, the restatement had no effect on our goodwill impairment conclusion.

Valuation of Long-Lived Assets. In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” all long-lived assets such as plant and equipment and construction in progress held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. The restatement of our previously issued consolidated financial statements, which corrects the classification of noncash interest expense in the consolidated statements of cash flows from financing activities to operating activities, did not constitute an event or change in circumstances under ASC 360 that would trigger a recoverability test, and did not alter the estimated cash flows used in such an assessment.

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

Changes in Internal Controls over Financial Reporting

In connection with the preparation of our financial statements for the quarter ended June 30, 2025, management identified a classification error in the presentation of noncash interest expense within the consolidated statements of cash flows, which resulted in the restatement of certain prior-period financial statements presented in this Form 10-K/A. While this classification error did not result in a material weakness in internal control over financial reporting, we have enhanced our review procedures for the statement of cash flows, including additional cross-checks between the disclosure checklist, supporting schedules, and the general ledger.

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

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 10, 2024)
3.3	Certificate of Designation of Series A Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.4	Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.5	Certificate of Correction of Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed on March 27, 2024)
3.6	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on December 4, 2024)

Exhibit No.	Description
3.7	Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.8	Certificate of Correction of Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Annual Report on Form 10-K filed on March 27, 2024)
3.9	Certificate of Amendment to Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on December 4, 2024)
3.10	Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.11	Certificate of Correction of Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.8 to Annual Report on Form 10-K filed on March 27, 2024)
3.12	Certificate of Amendment to Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed on December 4, 2024)
3.13	Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.14	Certificate of Correction of Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.10 to Annual Report on Form 10-K filed on March 27, 2024)
3.15	Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.16	Certificate of Correction of Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Annual Report on Form 10-K filed on March 27, 2024)
3.17	Certificate of Amendment to Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed on December 4, 2024)
3.18	Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.19	Certificate of Correction of Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.16 to Annual Report on Form 10-K filed on March 27, 2024)
3.20	Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.21	Certificate of Designation of Series X Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.22	Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
3.23	Certificate of Amendment to Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Annual Report on Form 10-K filed on December 4, 2024)
3.24	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.1	Description of Securities of Cardiff Lexington Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 14, 2025)
10.1	Management Agreement, dated June 4, 2021, among by Cardiff Lexington Corporation, Nova Ortho and Spine, LLC and Dr. Marc D Brodsky, Michael Wycoki, Jr., PA and Dr. Kevin Fitzgerald (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 7, 2021)

Exhibit No.	Description
10.2	Fixed Amount Settlement Promissory Note issued by Cardiff Lexington Corporation to GHS Investments, LLC on June 11, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2024)
10.3	Securities Exchange Agreement, dated May 13, 2024, between Cardiff Lexington Corporation and Leonite Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 14, 2024)
10.4	Security and Pledge Agreement, dated May 13, 2024, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC, Edge View Properties, Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 14, 2024)
10.5	Revolving Purchase and Security Agreement, dated September 29, 2023, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC, Platinum Tax Defenders, Edge View Properties, Inc. and DML HC Series, LLC Series 308 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 14, 2023)
10.6	Guaranty and Security Agreement, dated September 29, 2023, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC and DML HC Series, LLC Series 308 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2023)
10.7	Securities Purchase Agreement, dated June 1, 2021, between Cardiff Lexington Corporation and SILAC Insurance Company (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on June 6, 2023)
10.8	Guaranty, dated June 1, 2021, by Nova Ortho and Spine, LLC in favor of SILAC Insurance Company (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on June 6, 2023)
10.9	Security Agreement, dated June 1, 2021, between Nova Ortho and Spine, LLC and SILAC Insurance Company (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on June 6, 2023)
10.10	Security and Stock Pledge Agreement, dated June 1, 2021, between Cardiff Lexington Corporation and SILAC Insurance Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on June 6, 2023)
10.11	Convertible Promissory Note issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on January 24, 2017 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on June 6, 2023)
10.12	Convertible Promissory Note issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on September 12, 2016 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on June 6, 2023)
10.13†	Employment Agreement, dated January 1, 2025, between the Cardiff Lexington Corporation and Alex Cunningham (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 14, 2025)
10.14†	Employment Agreement, dated July 15, 2020, between Cardiff Lexington Corporation and Daniel Thompson (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on March 31, 2021)
10.15†	Addendum to Employment Agreement, dated January 1, 2025, between Cardiff Lexington Corporation and Daniel Thompson (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 14, 2025)
10.16†	Employment Agreement, dated January 2, 2024, between the Cardiff Lexington Corporation and Matthew T. Shafer (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on March 27, 2024)
10.17	Form of Independent Director Agreement between Cardiff Lexington Corporation independent directors (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to the Registration Statement on Form S-1/A filed on April 5, 2024)
10.18	Form of Indemnification Agreement between Cardiff Lexington Corporation directors and officers (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registration Statement on Form S-1/A filed on April 5, 2024)
10.19†	2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 2024)
10.20†	Form of Stock Option Agreement relating to 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on March 27, 2024)
10.21†	Form of Restricted Stock Award Agreement relating to 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on March 27, 2024)

Exhibit No.	Description
10.22†	Form of Restricted Stock Unit Award Agreement relating to 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on March 27, 2024)
14.1	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on June 6, 2023)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 27, 2024)
21.1	List of Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 27, 2024)
23.1*	Consent of GBQ Partners, LLC
23.2*	Consent of Grassi & Co., CPAs, P.C.
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

__________

*	Filed herewith
**	Furnished herewith
†	Executive compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY.

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

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company’s consolidated financial statements for the year ended December 31, 2024 have been restated to correct certain misstatements.

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

Columbus, Ohio

March 14, 2025, except for Note 2, as to which date is August 19, 2025

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

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	December 31,
	2024 (Restated)	2023 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(3,302,999)	$3,028,394
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	13,461	20,777
Bad debt	266,000	132,281
Change in estimate for settlement realization rate	1,650,474	–
Amortization of notes payable discount	24,821	136,518
Conversion and note issuance cost	1,000	11,250
Interest included in line of credit	3,092,350	–
Share issuance for compensation to directors and officers	516,600	–
Share issuance for service rendered	28,125	25,000
Gain on settlement or forgiveness of debt	(78,834)	(115,448)
(Increase) decrease in:
Accounts receivable	(4,545,068)	(6,833,615)
Right of use – assets	(117,888)	(70,136)
Prepaids and other current assets	(124,964)	(2,481)
Increase (decrease) in:
Accounts payable and accrued expense	(699,559)	341,261
Accrued officers compensation	92,000	982,500
Accrued interest	286,202	486,165
Right of use – liabilities	132,482	49,547
Net cash used in operating activities	(2,765,797)	(1,807,987)

Net cash used in Discontinued Operations – Operating	111,312	86,520

FINANCING ACTIVITIES
Repayments to directors and officers	(120,997)	(2,195)
Proceeds from convertible notes payable	–	421,375
Payments of convertible notes payable	(105,079)	(175,000)
Repayment of SBA loans	(6,739)	–
Payments of notes payable	(125,000)	–
Net proceeds from line of credit	3,433,542	2,125,145
Payment of dividend on preferred stock	(100,000)	–
Net cash provided by financing activities	2,975,727	2,369,325

NET INCREASE IN CASH	321,242	647,858
CASH, BEGINNING OF YEAR	866,943	219,085
CASH, END OF YEAR	$1,188,185	$866,943

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$126,732	$239,296

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of notes payable	$1,680	$199,889
Common stock issued upon conversion of preferred stock	$14,885	$–
Series Y preferred stock issued in exchange of convertible notes payable	$3,755,632	$–
Accrued dividends on series Y preferred stock	$32,190	$–
Promissory note payable issued in settlement agreement	$535,000	$–
Right of use assets acquired	$363,411	$200,059

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

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company had previously sustained operating losses since its inception, has an accumulated deficit of $72,949,085 and $68,684,115, respectively, as of December 31, 2024 and 2023. The Company had negative cash flow from operations of $2,765,797 and $1,807,987 during the years ended December 31, 2024 and 2023, respectively. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

2.	REVISED AND RESTATED FINANCIAL STATEMENTS

During the three months ended June 30, 2025, as part of the Company’s ongoing enhancements to internal controls over financial reporting, a detailed review of its interest expense-related cash flow classification was performed. As a result, the Company restated certain amounts within the condensed consolidated statement of cash flows for the year ended December 31, 2024. This reclassification corrects the presentation of $3,092,350 of non-cash interest accrual adjustments related to the Company’s line of credit as of December 31, 2024. These amounts, previously presented within net proceeds from the line of credit in financing activities, are now presented within operating activities. This change in presentation has no impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or total cash flows for any related period. Additionally, there was no material impact on the condensed consolidated statement of cash flows for the year ended December 31, 2023.

The following table summarizes the impact of the correction on the Company’s condensed consolidated statement of cash flows for the period ending December 31, 2024.

	Impact of correction of error
Twelve months ended December 31, 2024	As previousy reported	Adjustments	As restated

Net cash used in operating activities of continuing operations	$(5,858,147)	$3,092,350	$(2,765,797)
Net cash provided by financing activities of continuing operations	$6,068,077	$(3,092,350)	$2,975,727

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

Date August 19, 2025	CARDIFF LEXINGTON CORPORATION

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

SIGNATURE	TITLE	DATE

/s/ Alex Cunningham	Chief Executive Officer and Director (principal executive officer)	August 19, 2025
Alex Cunningham

/s/ Matthew Shafer	Chief Financial Officer (principal financial officer)	August 19, 2025
Matthew Shafer

/s/ Daniel Thompson	Chairman of the Board	August 19, 2025
Daniel Thompson

/s/ Gillard B. Johnson III	Director	August 19, 2025
Gillard B. Johnson III

/s/ Cathy Pennington	Director	August 19, 2025
Cathy Pennington

/s/ L. Jack Staley	Director	August 19, 2025
L. Jack Staley

44