Form 10-Q/A
period 2025-03-31
Cardiff Lexington Corp
filed 2025-08-19
CIK 811222

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

EXPLANATORY NOTE

Cardiff Lexington Corporation is filing this Amendment No. 1 on Form 10-Q (“Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2025, which was originally filed with the Securities and Exchange Commission on May 9, 2025 (the “Form 10-Q”).

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

2

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended March 31, 2025

3

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Three Months Ended March 31,
	2025 (Restated)	2024 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(450,777)	$(283,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,365	3,365
Amortization of debt discount	–	13,515
Provision for credit losses	112,727	–
Conversion and note issuance cost	–	1,000
Loss on disposal of assets	12,593	–
Interest included in line of credit	1,137,308	152,795
Share issuance for compensation to directors and officers	–	288,600
Share issuance for service rendered	–	11,625
(Increase) decrease in:
Accounts receivable	(1,680,291)	(1,344,676)
Right of use – assets	58,492	59,259
Prepaids and other current assets	(19,593)	(4,200)
Increase (decrease) in:
Accounts payable and accrued expense	230,608	56,978
Due to related party	–	(75,153)
Accrued officers’ compensation	55,923	90,000
Accrued interest	101,773	48,446
Right of use – liabilities	(53,548)	(53,471)
Net cash used in operating activities	(491,420)	(1,035,021)

Net cash provided by discontinued operations – operating	–	111,312

FINANCING ACTIVITIES
Repayment of SBA loans	(2,193)	(160)
Net proceeds from line of credit	427,186	1,310,478
Payment of note payable	(75,000)	–
Payment of dividends on preferred stock	(50,000)	–
Net cash provided by financing activities	299,993	1,310,318

NET (DECREASE) INCREASE IN CASH	(191,427)	386,609
CASH, BEGINNING OF PERIOD	1,188,185	866,943
CASH, END OF PERIOD	$996,758	$1,253,552

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$5,322	$50,000

NON-CASH INVESTING AND FINANCING ACTIVITIES*:
Common stock issued upon conversion of notes payable	$–	$1,680
Common stock issued upon conversion of preferred stock	$29,800	$–
Dividends on preferred stock, including accrued dividends on preferred stock	$228,023	$151,634

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

During the three months ended June 30, 2025, as part of the Company’s ongoing enhancements to internal controls over financial reporting, a detailed review of its interest expense-related cash flow classification was performed. As a result, the Company restated certain amounts within the condensed consolidated statement of cash flows for the three months ended March 31, 2025 and 2024. These were reclassified to correct the presentation of $1,137,308 and $152,795 of non-cash interest accrual adjustments related to the Company’s line of credit as of March 31, 2025 and 2024, respectively. These amounts, previously presented within net proceeds from the line of credit in financing activities, are now presented within operating activities. This change in presentation has no impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or total cash flows for any related period.

The following tables summarize the impact of the correction on the Company’s condensed consolidated statement of cash flows for the periods ending March 31, 2025 and 2024.

	Impact of correction of error
Three months ended March 31, 2025 (Unaudited)	As previously reported	Adjustments	As restated

Net cash used in operating activities of continuing operations	$(1,628,728)	$1,137,308	$(491,420)
Net cash provided by financing activities of continuing operations	$1,437,301	$(1,137,308)	$299,993

	Impact of correction of error
Three months ended March 31, 2024 (Unaudited)	As previously reported	Adjustments	As restated

Net cash used in operating activities of continuing operations	$(1,187,816)	$152,795	$(1,035,021)
Net cash provided by financing activities of continuing operations	$1,463,113	$(152,795)	$1,310,318

	Impact of correction of error
	As previously reported	Adjustments	As restated

Three months ended March 31, 2025 (unaudited)
Net cash used in operating activities of continuing operations	$(1,628,728)	$1,137,308	$(491,420)
Net cash provided by financing activities of continuing operations	$1,437,301	$(1,137,308)	$299,993

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025 (Restated)	2024 (Restated)
Net cash used in operating activities from continuing operations	$(491,420)	$(1,035,021)
Net cash provided by financing activities from continuing operations	299,993	1,310,318
Net change in cash	(191,427)	386,609
Cash at beginning of period	1,188,185	866,943
Cash at end of period	$996,758	$1,253,552

Our net cash used in operating activities from continuing operations was $491,420 for the three months ended March 31, 2025, as compared to $1,035,021 for the three months ended March 31, 2024. The primary drivers of our net cash used in operating activities for the three months ended March 31, 2025 are our net loss of $450,777 and an increase of $1,680,291 in accounts receivable, offset by increases of $1,137,308 in interest included in the line of credit, $230,608 in accounts payable and other accrued expenses and $101,773 in accrued interest. For the three months ended March 31, 2024, the primary drivers of our net cash used in operating activities were our net loss of $283,104 and an increase in accounts receivable of $1,344,676, offset by increases of $300,225 forshare based compensation and $152,195 in interest included in the line of credit.

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

Our net cash provided by financing activities was $299,993 for the three months ended March 31, 2025, as compared to $1,310,318 for the three months ended March 31, 2024. Net cash provided by financing activities for the three months ended March 31, 2025 consisted of proceeds from line of credit of $427,186, offset by the payment of note payable of $75,000, payment of preferred stock dividends of $50,000 and repayments of the Small Business Administration loan described below of $2,193. Net cash provided by financing activities for the three months ended March 31, 2024 consisted of proceeds from line of credit of $1,310,478, offset by repayments of the Small Business Administration loan described below of $160.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC, on August 19, 2025.

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

There have been no material changes to the risk factors previously disclosed in our amended Annual Report on Form 10-K/A for the year ended December 31, 2024. We have evaluated the impact of the restatement on our previously disclosed risk factors and determined there is no effect.

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

