Form 10-Q
period 2025-06-30
Cardiff Lexington Corp
filed 2025-08-19
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended June 30, 2025

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	4

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 (Unaudited) and 2024 (Unaudited and Restated)	5

Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 (Unaudited) and 2024 (Unaudited and Restated)	6-7

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 (Unaudited) and 2024 (Unaudited and Restated)	8

Notes to Condensed Consolidated Financial Statements (Unaudited and Restated)	9

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$559,715	$1,188,185
Accounts receivable, net	19,193,419	15,934,490
Prepaid and other current assets	114,398	89,901
Total current assets	19,867,532	17,212,576

Property and equipment, net	4,477	21,198
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use – assets, net	356,848	406,950
Due from related party	4,979	4,979
Other assets	71,235	73,368
Total assets	$26,511,679	$23,925,679

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$1,493,025	$1,379,760
Accrued expenses – related parties	4,665,525	4,553,057
Accrued interest	566,411	429,200
Right of use – lease liabilities	256,550	223,330
Notes payable – current portion	275,830	312,180
Line of credit	12,690,193	8,645,991
Convertible notes payable	105,000	105,000
Net liabilities of discontinued operations	238,285	238,285
Total current liabilities	20,290,819	15,886,803

Notes payable	140,374	251,725
Operating lease liability – long term	108,979	185,877
Total liabilities	20,540,172	16,324,405

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 977,297 and 921,636 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,561,955	3,339,317
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00 par value; 417,255 and 397,464 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,655,948	1,576,788
Total Mezzanine Equity	5,217,903	4,916,105

Stockholders' equity
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value of $4.00, 0 and 1,279,867 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	–	5,119,468
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value of $4.00, 0 and 74 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	–	296
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 0 and 175,375 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	–	701,500
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 3,875 shares issued and outstanding at June 30, 2025 and December 31, 2024	15,500	15,500
Series I Preferred Stock - 15,000,000 shares authorized, $0.001 par value, stated value $4.00, 10,075,092 and 10,469,092 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	40,300,368	41,876,368
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at June 30, 2025 and December 31, 2024	1,277,972	1,277,972
Series Y Senior Convertible Preferred Stock - 1,250,000 shares authorized, $0.001 par value, stated value of $4.00, 1,016,015 and 979,125 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4,064,060	3,916,500
Common Stock: 300,000,000 shares authorized, $0.001 par value; 19,679,713 and 15,300,475 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	19,680	15,300
Additional paid-in capital	30,201,734	22,711,350)
Accumulated deficit	(75,125,710)	(72,949,085)
Total stockholders’ equity	753,604	2,685,169
Total liabilities, mezzanine equity and stockholders’ equity	$26,511,679	$23,925,679

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024 (Restated)	2025	2024 (Restated)
REVENUE	$2,789,007	$1,471,643	$5,704,574	$3,793,775
COST OF SALES	1,093,748	793,010	2,168,782	1,741,164
GROSS PROFIT	1,695,259	678,633	3,535,792	2,052,611

OPERATING EXPENSES
Depreciation expense	763	3,366	4,128	6,731
Loss on disposal of fixed assets	–	–	12,593	–
Share based compensation	97,500	–	97,500	300,225
Selling, general and administrative	987,319	834,750	2,267,960	1,686,146
Total operating expenses	1,085,582	838,116	2,382,181	1,993,102

INCOME (LOSS) FROM OPERATIONS	609,677	(159,483)	1,153,611	59,509

OTHER INCOME (EXPENSE)
Other income (expense)	–	2,047	(1,597)	2,047
Gain on debt refinance and forgiveness	–	78,834	–	78,834
Penalties and fees	–	(330)	–	(1,330)
Interest expense	(1,836,072)	(41,347)	(2,829,186)	(417,616)
Amortization of debt discounts	–	(11,306)	–	(24,821)
Total other (expense) income	(1,836,072)	27,898	(2,830,783)	(362,886)

LOSS FROM CONTINUING OPERATIONS	(1,226,395)	(131,585)	(1,677,172)	(303,377)
LOSS FROM DISCONTINUED OPERATIONS	–	–	–	(111,312)
NET LOSS FOR THE PERIOD	$(1,226,395)	$(131,585)	$(1,677,172)	$(414,689)

PREFERRED STOCK DIVIDENDS	$(254,008)	$(326,174)	$(499,453)	$(477,808)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,480,403)	$(457,759)	$(2,176,625)	$(892,497)

BASIC AND DILUTED LOSS PER SHARE
CONTINUING OPERATIONS	$(0.08)	$(0.04)	$(0.13)	$(0.11)
DISCONTINUED OPERATIONS	$0.00	$0.00	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	18,751,196	12,792,767	16,952,419	8,305,493

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

Three and Six Months Ended June 30, 2025:

	Preferred Stock Series A, I and Y		Preferred Stock Series B, E, F-1, and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	11,448,219	$45,792,868	1,778,610	$7,114,440	74	$296	15,300,475	$15,300	$22,711,350	$(72,949,085)	$2,685,169
Conversion of series B preferred stock	–	–	(12,400)	(49,600)	–	–	24,800	25	49,575	–	–
Conversion of series I preferred stock	(2,500)	(10,000)	–	–	–	–	5,000	5	9,995	–	–
Issuance of series Y preferred stock	11,775	47,100	–	–	–	–	–	–	–	–	47,100
Preferred stock dividends	–	–	–	–	–	–	–	–	–	(245,445)	(245,445)
Net loss	–	–	–	–	–	–	–	–	–	(450,777)	(450,777)
Balance, March 31, 2025	11,457,494	$45,829,968	1,766,210	$7,064,840	74	$296	15,330,275	$15,330	$22,770,920	$(73,645,307)	$2,036,047
Conversion of series B preferred stock	–	–	(1,567,467)	(6,269,868)	–	–	3,134,936	3,135	6,266,733	–	–
Conversion of series C preferred stock	–	–	–	–	(80)	(320)	800,000	800	(480)	–	–
Conversion of series E preferred stock	–	–	(229,375)	(917,500)	–	–	458,750	459	917,041	–	–
Issuance of series Y preferred stock	25,115	100,460	–	–	–	–	–	–	–	–	100,460
Issuance of B, C and E preferred stock in exchange for series I preferred stock	(391,500)	(1,566,000)	354,000	1,416,000	6	24	–	–	149,976	–	–
Common stock issued for services	–	–	–	–	–	–	15,000	15	97,485	–	97,500
Common stock cancelled for legal settlement	–	–	–	–	–	–	(59,248)	(59)	59	–	–
Preferred stock dividends	–	–	–	–	–	–	–	–	–	(254,008)	(254,008)
Net loss	–	–	–	–	–	–	–	–	–	(1,226,395)	(1,226,395)
Balance, June 30, 2025	11,091,109	$44,364,428	323,368	$1,293,472	–	$–	19,679,713	$19,680	$30,201,734	$(75,125,710)	$753,604

Three and Six Months Ended June 30, 2024:

	Preferred Stock Series A and I		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023 (Restated)	14,885,002	$59,540,000	4,364,057	$17,456,228	123	$492	25,121	$25	$(7,581,212)	$(68,684,115)	$731,418
Conversion of convertible notes payable	–	–	–	–	–	–	1,222	1	1,679	–	1,680
Conversion of series B preferred stock	–	–	(778,799)	(3,115,196)	–	–	1,557,598	1,558	3,113,638	–	–
Conversion of series C preferred stock	–	–	–	–	(22)	(88)	220,000	220	(132)	–	–
Conversion of series I preferred stock	(2,928,500)	(11,714,000)	–	–	–	–	5,857,000	5,857	11,708,143	–	–
Conversion of series J preferred stock	–	–	(1,542,225)	(6,168,900)	–	–	3,084,450	3,084	6,165,816	–	–
Issuance of series I preferred stock to officers	132,500	530,000	–	–	–	–	–	–	63,600	–	593,600
Cancellation of series C preferred stock	–	–	–	–	(2)	(8)	–	–	8	–	–
Common stock issued for services	–	–	–	–	–	–	7,500	8	11,617	–	11,625
Common stock issued to board members	–	–	–	–	–	–	30,000	30	194,970	–	195,000
Common stock issued in Red Rock settlement	–	–	–	–	–	–	37,104	37	111,275	–	111,312
Preferred stock dividends	–	–	–	–	–	–	–	–	–	(151,634)	(151,634)
Net loss	–	–	–	–	–	–	–	–	–	(283,104)	(283,104)
Balance, March 31, 2024 (Restated)	12,089,002	$48,356,000	2,043,033	$8,172,132	99	$396	10,819,995	$10,820	$13,789,402	$(69,118,853)	$1,209,897
Conversion of series B preferred stock	–	–	(380,500)	(1,522,000)	–	–	761,000	760	1,521,240	–	–
Conversion of series C preferred stock	–	–	–	–	(39)	(156)	390,000	390	(234)	–	–
Conversion of series E preferred stock	–	–	(80,375)	(321,500)	–	–	160,750	161	321,339	–	–
Conversion of series F-1 preferred stock	–	–	(10,002)	(40,008)	–	–	20,004	20	39,988	–	–
Conversion of series I preferred stock	(448,500)	(1,794,000)	–	–	–	–	897,000	897	1,793,103	–	–
Conversion of series J preferred stock	–	–	(171,359)	(685,436)	–	–	342,718	343	685,093	–	–
Issuance of series Y preferred stock	938,908	3,755,632	–	–	–	–	–	–	–	–	3,755,632
Preferred stock dividends	–	–	–	–	–	–	234,909	235	1,372,269	(326,174)	1,046,330
Net loss	–	–	–	–	–	–	–	–	–	(131,585)	(131,585)
Balance, June 30, 2024 (Restated)	12,579,410	$50,317,632	1,400,797	$5,603,188	60	$240	13,626,376	$13,626	$19,522,200	$(69,576,612)	$5,880,274

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,677,172)	$(414,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,128	6,731
Amortization of debt discount	–	24,820
Provision for credit losses	112,727	–
Conversion and note issuance cost	–	1,000
Loss on disposal of assets	12,593	–
Interest included in line of credit	2,579,283	845,427
Gain on settlement or forgiveness of debt	–	(78,834)
Share issuance for compensation to directors and officers	–	288,600
Share issuance for service rendered	97,500	11,625
(Increase) decrease in:
Accounts receivable	(3,371,656)	(1,555,885)
Right of use – assets	133,771	(59,640)
Prepaids and other current assets	(22,364)	(17,425)
Increase (decrease) in:
Accounts payable and accrued expense	119,855	(367,400)
Accrued officers’ compensation	112,468	119,999
Accrued interest	137,211	(6,700)
Right of use – liabilities	(127,347)	67,071
Net cash used in operating activities	(1,889,003)	(1,135,300)

Net cash provided by discontinued operations – operating	–	111,312

FINANCING ACTIVITIES
Payments to director	–	(120,997)
Repayment of SBA loans	(4,386)	(2,352)
Net proceeds from line of credit	1,464,919	3,677,268
Payment on convertible notes	–	(100,079)
Payment on note payable	(150,000)	–
Payment of dividends on preferred stock	(50,000)	(100,000)
Net cash provided by financing activities	1,260,533	3,353,840

NET (DECREASE) INCREASE IN CASH	(628,470)	2,329,852
CASH, BEGINNING OF PERIOD	1,188,185	866,943
CASH, END OF PERIOD	$559,715	$3,196,795

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$6,685	$122,279

NON-CASH INVESTING AND FINANCING ACTIVITIES*:
Common stock issued upon conversion of notes payable	$–	$1,680
Common stock issued upon conversion of preferred stock	$4,423	$13,290
Series Y preferred stock issued in exchange of convertible notes payable	$–	$3,755,632
Promissory note payable issued in settlement agreement	$–	$535,000
Dividends on preferred stock, including accrued dividends on preferred stock	$514,608	$449,371

*For the six months ended June 30, 2025, a lease modification recorded during the first quarter of 2025 increased right of use assets and right of use liabilities by $83,669. For the six months ended June 30, 2024, a lease modification recorded during the first quarter of 2024 increased right of use assets and right of use liabilities by $139,232 and a new lease recorded during the second quarter of 2024 increased right of use assets and right of use liabilities by $47,406.

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff and its wholly owned subsidiaries, Nova and Edge View (collectively, the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation. The loss from discontinued operations presented in the condensed consolidated statement of operations for the six months ended June 30, 2024 is a part of the execution of a settlement that was previously reached in July 2022 with six previous owners of Red Rock Travel Group, LLC (“Red Rock”), an entity that was discontinued by the Company in May 2019. Net liabilities from discontinued operations on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 include the residual liabilities related to the sale of Platinum Tax Defenders (“Platinum Tax”), a business previously owned by the Company, which was sold in November 2023. Please refer to Note 11. Discontinued Operations for further detail.

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

Accounts Receivable

In the normal course of business, the Company is in the lien based medical industry providing orthopedic healthcare servicing an uninsured market insulated by a letter of protection which insulates the Company and insures payment in full from insurance settlements. Accounts receivable consists of amounts due from attorneys and insurance providers for services provided to patients under the letter of protection. Accounts receivable are recorded at the expected settlement realization amount, which is less contractual adjustments and an allowance for credit losses. The Company recognizes an allowance for credit losses for its accounts receivable to present the net amount expected to be collected as of the balance sheet date. This allowance is determined based on the history of net settlements received, where the net settlement amount is not collected. No collection can happen if no settlement is reached with the defendant’s insurance company and the plaintiff (the patient) loses the case at trial, or the case is abandoned, then the Company will not be able to collect on its letter of protection and its receivable will not be collected. The Company monitors outstanding cases as they develop through ongoing discussions with attorneys, doctors and third-party medical billing company and additionally monitors settlement realization rates over time. Additionally, the Company considers economic factors and events or trends expected to affect future collections experience. The no collection history of the Company’s customers is considered in future assessments of collectability as these patterns are established over a longer period. The Company uses the term collection and collection rate in its disclosures to describe the historical less than 1.0% occurrence of not collecting under a contract, which aligns with the Company’s credit loss accounting under ASC 326.

The Company does not have a significant exposure to credit losses as it has historically had a less than 1.0% loss rate where the Company received no settlement amount for its outstanding accounts receivable. Although possible, claims resulting in zero collection upon settlement are rare based on the Company’s historical experience and has historically been less than 1.0% of its outstanding accounts receivable, thereby resulting in a collection rate of 99%. The Company uses the loss rate method to record its allowance for credit losses. The Company applies the loss rate method by reviewing its zero collection history on a quarterly basis and updating its estimates of credit losses to adjust for changes in loss data. The Company typically collects on its accounts receivable between eighteen and twenty-four months after recording. The Company does not record an allowance for credit losses based on an aging of its accounts receivable as the aging of the Company’s receivables do not influence the credit loss rate due to the nature of its business and the letter of protection. The Company does not adjust its receivables for the effects of a significant financing component at contract inception as the timing of variable consideration is determined by the settlement, which is outside of the Company’s control. As of June 30, 2025 and December 31, 2024, the Company’s allowance for credit losses was $249,799 and $255,215, respectively. As of June 30, 2024 and December 31, 2023, the Company’s allowance for credit losses was $122,190 for each period, respectively. The Company recognized $0 and $112,727 of credit loss expense during the three and six months ended June 30, 2025, respectively, and $0 during the three and six months ended June 30, 2024, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations. The balance of accounts receivable, net as of January 1, 2024 was $13,305,254.

The following table shows the allowance for credit losses activity:

	2025	2024
Balance at January 1	$(255,215)	$(122,190)
Current period provision	(112,727)	–
Write off charged against the allowance	118,143	–
Balance at June 30	$(249,799)	$(122,190)

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

Goodwill

Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors as such to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the six months ended June 30, 2025 and 2024, the Company did not recognize any goodwill impairment and noted there were no such triggering events.

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

The Company satisfies performance obligations as services are performed and then billed to the patient. Payment in most cases is made by an attorney for such services to our patients which are due upon final settlement of patients’ claims. During the claims process, legal counsel warranties such claim through the letter of protection, which is sent to the Company, as a medical provider, on behalf of the client patient. This letter states that the attorney is responsible for paying the client’s medical bills when the case is fully developed and settles. The medical professional agrees to provide treatment to the injured person and refrain from attempting to collect payment as it is developing and until the case is resolved. Once the personal injury case is finalized with the insurance company, the attorney pays the outstanding medical bills from the settlement.

Settlement Rates

Prior to fiscal year 2024, the Company historically realized a 49% settlement rate from total gross billed charges. Accordingly, the Company had historically recognized net healthcare service revenue as 49% of gross billed amounts. During the six months ended June 30, 2024, the Company underwent efforts to accelerate cash settlement of its accounts receivable to generate cash flow for operations. The Company did this by shortening its settlement negotiations with insurance companies and accepting lower settlement amounts. Additionally, during 2024, the Company completed a thorough review of its third-party billing data, including reviewing historical reports and new reporting methods as a part of its updated analysis. Based upon this review, it was determined that a 24-month lookback period should be used in the analysis of the Company’s historical settlement realization rates. As a result of the new efforts to accelerate cash settlement during the six months ended June 30, 2024, the Company realized a 42.3% average settlement rate of its gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. Accordingly, the Company recorded reductions to net revenue of $859,321 and $1,199,155 for the three and six months ended June 30, 2024. The Company will continue to evaluate its estimate of its settlement realization rates in the future, which will include a monthly review of the Company’s trailing 24-month historical settlement realization rate, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and the Company’s third-party medical billing company in order to determine its variable consideration under ASC 606 and the net transaction price. The Company will update its settlement realization rate estimate used in determining its accounts receivable and revenue each quarter based on this review. As of June 30, 2025, the settlement realization rate at which the Company’s accounts receivable and revenue is recorded is 43.18%.

Contract Fees (Non-PIP)

The Company has contract fees for amounts earned from its Non PIP related procedures, typically car accidents, and are settled on a contingency basis. Prior to April 2023, these cases were sold to a factor who bears the risk of economic benefit or loss. Generally, the sale of these cases to a third-party factor resulted in an approximate 54% reduction from the accounts receivables amounts. After selling patient cases to the factor, any additional funds settled by the Company were remitted to the factor. The Company evaluated the factored adjustments considering the actual factored amounts per patient on a quarterly interval, and the reductions from accounts receivable that were factored were recorded in finance charges as other expenses on the consolidated statement of operations. As a result of the Company’s eighteen to twenty-four month settlement realization time frame, the Company has an accrued liability resulting from the settlement of receivables sold to the third-party factors which fluctuates as settlements are made and remitted to those third-party factors. These accounts receivables sold to these third-party factors are not included in the Company’s financial statements accounts receivable balance once sold and therefore are not part of the assessment of the net realizable value of accounts receivable. The Company ceased factoring of accounts receivable in the first quarter of 2023.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations and changes in stockholders’ equity. The Company recognized advertising and marketing expense of $113,169 and $96,899 for the three months ended June 30, 2025 and 2024, respectively. The Company recognized advertising and marketing expense of $203,338 and $171,950 for the six months ended June 30, 2025 and 2024, respectively.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. A deferred tax asset is recognized only if the underlying tax position meets the ASC 740 recognition threshold and is therefore not an uncertain tax position. Even if it meets the recognition threshold, a valuation allowance may be necessary if the future benefits are not likely to materialize (e.g., insufficient future taxable income).

As of June 30, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company had sustained recurring operating losses since its inception and has an accumulated deficit of $75,125,710 as of June 30, 2025. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

The FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within that period. The FASB also specified that an entity must adopt the guidance as of the beginning of its annual fiscal year and is not permitted to adopt the guidance in an interim period, other than the first interim period of their fiscal year. ASU 2020-06 reduces the number of accounting models for convertible debt and convertible preferred stock instruments and makes certain disclosure amendments to improve the information provided to users. There was no impact to the consolidated financial statements at adoption.

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

The Company previously restated its financial statements for the three and six months ended June 30, 2024 via Form 10-Q/A, filed October 17, 2024, as a result of a change in classification of credit loss expense to net revenue. During the original preparation of the financial statements for the three and six months ended June 30, 2024, the Company identified and corrected its accounting for its credit loss expense of $859,321 and $1,199,155, respectively, which was reclassified to net revenue as variable consideration accounted for under ASC 606.

The following table summarizes the impact of the correction on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2024. This adjustment had no effect on the Company’s condensed consolidated balance sheet, reported loss from operations, net loss, or cash used in operating activities for the periods adjusted. There have been no further corrections from the amended Form 10-Q/A as filed on October 17, 2024.

Balance sheet

	Impact of correction of error
June 30, 2024 (Unaudited)	As previously reported	Adjustments	As restated in Form 10-Q/A

Total assets	$24,659,020	$42,862	$24,701,882

Total stockholders’ equity	$5,837,412	$42,862	$5,880,274

Statement of operations

	Impact of correction of error
Three months ended June 30, 2024 (Unaudited)	As previously reported	Adjustments	As restated in Form 10-Q/A

Revenue	$2,330,964	$(859,321)	$1,471,643
Cost of sales	793,010	–	793,010
Gross profit	1,537,954	(859,321)	678,633
Operating expense	1,740,299	(902,183)	838,116
Loss from operations	$(202,345)	$42,862	$(159,483)
Other income, net	27,898	–	27,898
Net loss for the period	$(174,447)	$42,862	$(131,585)
Preferred stock dividends	$(326,174)	$–	$(326,174)
Net loss attributable to common shareholders	$(500,621)	$42,862	$(457,759)

	Impact of correction of error
Six months ended June 30, 2024 (Unaudited)	As previously reported	Adjustments	As restated in Form 10-Q/A

Revenue	$4,992,930	$(1,199,155)	$3,793,775
Cost of sales	1,741,164	–	1,741,164
Gross profit	3,251,766	(1,199,155)	2,052,611
Operating expense	3,235,119	(1,242,017)	1,993,102
Loss from operations	$16,647	$42,862	$59,509
Other income, net	(362,886)	–	(362,886)
Net loss before discontinued operations	(346,239)	42,862	(303,377)
Loss from discontinued operations	(111,312)	–	(111,312)
Net loss for the period	$(457,551)	$42,862	$(414,689)
Preferred stock dividends	$(477,808)	$–	$(477,808)
Net loss attributable to common shareholders	$(935,359)	$42,862	$(892,497)

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2025	December 31, 2024
Accounts payable	$722,335	$684,324
Accrued credit cards	1,088	14,322
Accrued liability for settlements of previously factored receivables	357,578	242,292
Accrued income and property taxes	3,687	3,317
Accrued professional fees	29,122	29,122
Accrued board fees	–	15,000
Accrued expense – dividend payable	32,290	32,190
Accrued public company fees	5,000	5,000
Accrued payroll and bonuses	341,925	346,347
Accrued expense – medical procedures	–	7,846
Total	$1,493,025	$1,379,760

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Medical equipment	$23,640	$96,532
Computer equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	15,079
Leasehold improvement	15,950	15,950
Total	63,858	136,750
Less: accumulated depreciation	(59,381)	(115,552)
Property and equipment, net	$4,477	$21,198

For the three months ended June 30, 2025 and 2024, depreciation expense was $763 and $3,366, respectively. For the six months ended June 30, 2025 and 2024, depreciation expense was $4,128 and $6,731, respectively. During the first quarter of 2025, the Company identified assets that were no longer functional in its medical facilities. As such, the Company has recorded a reduction in medical equipment and the related depreciation which resulted in a loss from the disposal of $12,593 in the condensed consolidated statement of operations for the six months ended June 30, 2025.

5.	LAND

As of June 30, 2025 and December 31, 2024, the Company had 27 acres of land of approximately $540,000. The land is currently vacant and is expected to be developed into a residential community.

6.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due from previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts is $4,979 due from the previous owners as of June 30, 2025 and December 31, 2024.

The Company previously obtained $120,997 in short-term advances from the Chairman of the Board that were non-interest bearing and due on demand. During the six months ended June 30, 2024, the Company fully repaid the $120,997 owed to the Chairman.

On August 25, 2023, the Company issued a twelve-month convertible promissory note in the principal amount of $5,000 to the Company’s CEO for the Company’s operating expenses. The rate of interest is 10% per annum. In August of 2024, the remaining outstanding principal and interest of $5,501 was paid in full.

See also Note 13. Commitments and Contingencies for compensation paid to employees of the Company.

7.	NOTES AND LOANS PAYABLE

Notes payable at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
Notes and loans payable	$13,106,397	$9,209,896
Less current portion	(12,966,023)	(8,958,171)
Long-term portion	$140,374	$251,725

Long-term debt matures as follows:

Amount
2025 (remainder of year)	$12,853,602
2026	114,841
2027	4,841
2028	4,841
2029	4,840
Thereafter	123,432
Total	$13,106,397

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

The note does not bear interest and requires fixed payments as follows: (i) if the Company raises at least $5 million but less than $6 million in its planned underwritten public offering (the “Offering”), then it must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th, 180th, and 240th days following the closing of the Offering, respectively; (ii) if the Company raises at least $6 million but less than $7 million in the Offering, then it must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if the Company raises at least $7 million in the Offering, then it must repay the entire principal amount on the closing date of the Offering. If the Offering is not completed by August 15, 2024, then the Company is required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. Notwithstanding the foregoing, if the Company abandons the Offering and conducts a new public offering thereafter, then the Company is required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the note, it shall become immediately due and payable on such date. The Company may prepay the entire principal amount at any time without penalty. The note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest would automatically begin to accrue at a simple interest rate of ten percent per annum. This transaction was accounted for as a debt extinguishment and a gain on settlement of $78,834 was recorded to the unaudited, consolidated statement of operations for quarter ended June 30, 2024, in accordance with FASB Topic 470 Borrower’s Accounting for Debt Modifications. During the six months ended June 30, 2025, the Company paid $150,000 against the outstanding principal balance. At June 30, 2025 and December 31, 2024, the remaining principal balance was $260,000 and $410,000, respectively.

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at June 30, 2025 and December 31, 2024. The accrued interest of the debenture was $9,523 and $8,869 at June 30, 2025 and December 31, 2024, respectively. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The principal balance and accrued interest at June 30, 2025 was $145,215 and $0, respectively, and principal balance and accrued interest at December 31, 2024 was $142,916 and $0, respectively.

Line of Credit

On September 29, 2023, the Company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC (“DML”). This revolving and purchase security agreement is structured as a secured borrowing, under which accounts receivable are pledged as collateral to secure advances under our line of credit. The related accounts receivable remain recorded as assets on our balance sheet, and the amounts drawn are recorded as a liability under ‘Line of Credit’ until repaid. Under the terms of the facility, the Company may request advances up to 70% of eligible receivables, with the remaining balance held as a reserve. The Company is required to repurchase or replace certain ineligible or uncollected receivables. All collections on pledged receivables are remitted directly to the lender and applied to the outstanding borrowing. The lender has recourse to the Company for uncollected balances and maintains the right to enforce its security interest upon default. Initially, accounts receivables pledged for this revolving and purchase security agreement for up to a maximum advance amount of $4.5 million. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by the Company and DML, the maximum amount may be increased. On April 24, 2024, the Company and Nova entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, the Company and Nova entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. On December 27, 2024, the Company and Nova entered into amendment No. 3 with DML which further increased the maximum advance amount to $15,000,000.

Under the terms of the facility, collections from these receivables are used to repay advances outstanding, which are recognized as secured borrowings totaling $12,690,193 and $8,645,991, as of June 30, 2025 and December 31, 2024, respectively. The unused line of credit balance as of June 30, 2025 and December 31, 2024 was $2,309,807 and $6,354,009, respectively. The accrued interest related to the line of credit was $441,174 and $315,031 as of June 30, 2025 and December 31, 2024, respectively. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025. The facility is subject to customary recourse and repurchase provisions, and includes certain covenants and restrictions on further pledge or sale of receivables.

8.	CONVERTIBLE NOTES PAYABLE

As of June 30, 2025 and December 31, 2024, the Company had convertible debt outstanding net of amortized debt discount of $105,000. During the six months ended June 30, 2025, the Company did not receive any proceeds from convertible notes and no interest was repaid. During the six months ended June 30, 2024, the Company made $100,080 in principal payments to the holder of Notes 9 and 10-1 and paid the total outstanding accrued interest on these notes on the amount of $22,279. The Company also paid $100,000 of accrued interest to convertible noteholder related to note 40-1. On June 11, 2024, the Company entered into a settlement agreement and release of claims with the holder of Notes 29-2, 37-1, 37-2 and 37-3 (see below and also Note 7. Notes and Loans Payable for further details). Pursuant to the settlement agreement and release of claims, the holder agreed to cancel these notes in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000. Additionally, during the six months ended June 30, 2024, the Company exchanged Notes 40-1, 40-2, 40-3, 40-4, 40-5, 40-6, 40-7, 40-8, 40-9 and 40-10 for the issuance of 938,908 shares of series Y senior convertible preferred stock to the noteholder. See also Note 9. Capital Stock.

There are no unamortized debt discounts associated with the convertible debt at June 30, 2025 and December 31, 2024. For the three months ended June 30, 2025 and 2024, the Company recorded amortization of debt discounts of $0 and $11,306, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded amortization of debt discounts of $0 and $24,821, respectively.

During the six months ended June 30, 2024, the Company converted $680 in accrued interest and $1,000 in conversion cost into 1,222 shares of common stock. The Company recognized $1,679 of additional paid-in capital to adjust fair value for the debt settlement during the six months ended June 30, 2024.

Convertible notes as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
Convertible notes payable	$105,000	$105,000
Discounts on convertible notes payable	–	–
Total convertible debt less debt discount	105,000	105,000
Current portion	105,000	105,000
Long-term portion	$–	$–

The following is a schedule of convertible notes payable as of and for six months ended June 30, 2025.

Note #	Issuance	Maturity	Principal Balance 12/31/24	Settlements and/or Principal Conversions	New Loans or (Cash Paydown)	Shares Issued Upon Conversion or Exchange	Principal Balance 6/30/25	Accrued Interest on Convertible Debt at 12/31/24	Interest On Convertible Debt For the Period Ended 6/30/25	Accrued Interest on Convertible Debt at 6/30/25
10	01/24/2017	01/24/2018	55,000	–	–	–	55,000	91,905	5,456	97,361
10-2	03/30/2023	03/30/2024	25,000	–	–	–	25,000	7,538	2,479	10,017
10-3	08/11/2023	08/11/2024	25,000	–	–	–	25,000	5,859	2,480	8,339
			$105,000	$–	$–	–	$105,000	$105,302	$10,415	$115,717

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

Notes 10-2 and 10-3 are currently in default and accrue interest at a default interest rate of 20% per annum. At the sole option of the holder, Notes 10-2 and 10-3 may convert the outstanding principal amount, or any portion of the principal amount, and any accrued interest, in whole or in part, into shares of the Company’s common stock. The conversion price is $0.25 per share or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the last ten trading days immediately prior to but not including the conversion date, whichever is lower.

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

On June 11, 2024, the Company entered into a settlement agreement and release of claims with the holder of Notes 29-2, 37-1, 37-2 and 37-3. Pursuant to the settlement agreement and release of claims, the holder agreed to cancel these notes, along with the cancellation of their holding in the series R preferred stock, in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000. See Note 7. Notes and Loans Payable for further details.

Notes 40-1, 40-2, 40-3, 40-4, 40-5, 40-6, 40-7, 40-8, 40-9 and 40-10

On September 22, 2022, the Company issued a convertible promissory note in the principal amount of $2,600,000 in exchange for a total of $4,791,099 of defaulted promissory notes balances (Note 40-1). On November 4, 2022, the Company executed a second tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-2). On November 28, 2022, the Company executed the third tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-3). On December 21, 2022, the Company executed a fourth tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667 (Note 40-4). On January 24, 2023, the Company executed a fifth tranche under this note in the principal amount of $90,166, less an original issue discount and fee of $25,166 (Note 40-5). On March 21, 2023, the Company executed a sixth tranche under this note in the principal amount of $136,666, less an original issue discount and fee of $39,166 (Note 40-6). On June 5, 2023, the Company executed a seventh tranche under this note in the principal amount of $136,667, less original issue discount and fee of $39,167 (Note 40-7). On June 13, 2023, the Company executed an eighth tranche under this note in the principal amount of $21,167, less original issue discount and fee of $5,167 (Note 40-8). On July 19, 2023, the Company executed a ninth tranche under this note in the principal amount of $35,500, less an original issue discount and fee of $8,875 (Note 40-9). On July 24, 2023, the Company executed a tenth tranche under this note in the principal amount of $14,000, less an original issue discount and fee of $3,500 (Note 40-10). On December 1, 2023, the Company executed an amendment on Notes series 40 consolidated senior secured convertible promissory note to extend the expired tranche note 40-1 through 40-5’ due date to September 20, 2024. All of the Note 40 tranches matured in one year from the note issuance date and accrued interest at a rate of 10% per annum.

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

Series N Senior Convertible Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 977,297 and 921,636 shares of series N senior convertible preferred stock issued and outstanding, respectively.

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

Dividend Rights. Holders of series N senior convertible preferred stock are entitled to dividends at a rate per annum of 12.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series N senior convertible preferred stock), such rate would increase by 8% per annum. Dividends accrued from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date in cash or common stock at the Company’s discretion. Dividends payable in common stock are to be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common stock on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date. For the six months ended June 30, 2025, cumulative dividends earned on the series N senior convertible preferred stock were $222,638. The cumulative accrued dividends as of June 30, 2025 were paid by the Company via the issuance of 55,661 shares of series N senior convertible preferred stock.

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

Series R Convertible Preferred Stock

As of June 30, 2025 and December 31, 2024, there were no shares of series R convertible preferred issued and outstanding. The series R convertible preferred stock was cancelled as part of the June 2024 promissory note and settlement agreement. See also Note 7. Notes and Loans Payable and Note 8. Convertible Notes Payable.

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

Series X Senior Convertible Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 417,255 and 397,464 shares of series X senior convertible preferred stock issued and outstanding, respectively.

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

Dividend Rights. Holders of series X senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series X senior convertible preferred stock), such rate was to increase by 5% per annum. Dividends accrue from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date. For the six months ended June 30, 2025, cumulative dividends earned on the series X senior convertible preferred stock were $79,161. The cumulative accrued dividends as of June 30, 2025 were paid by the Company via the issuance of 19,791 shares of series X senior convertible preferred stock.

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

Non-redeemable Preferred Stock

Series A Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 2 shares of series A preferred stock issued and outstanding.

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

Series B Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 0 and 1,279,867 shares of series B preferred stock issued and outstanding, respectively. During the six months ended June 30, 2025, all outstanding shares of series B preferred stock were converted into common stock.

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

Series C Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 0 and 74 shares of series C preferred stock issued and outstanding, respectively. During the six months ended June 30, 2025, all outstanding shares of series C preferred stock were converted into common stock.

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

Series E Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 0 and 175,375 shares of series E preferred stock issued and outstanding, respectively. During the six months ended June 30, 2025, all outstanding shares of series E preferred stock were converted into common stock.

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

Series F-1 Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 3,875 shares of series F-1 preferred stock issued and outstanding.

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

Series I Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 10,075,092 and 10,469,092 shares of series I preferred stock issued and outstanding, respectively.

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

Series J Preferred Stock

As of June 30, 2025 and December 31, 2024, there were no shares of series J preferred stock issued and outstanding. During the six months ended June 30, 2024, all outstanding shares of series J preferred stock were converted into common stock.

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

Series L Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 319,493 shares of series L preferred stock issued and outstanding.

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

Series Y Senior Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 1,016,015 and 979,125 shares of series Y senior convertible preferred stock issued and outstanding, respectively.

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

Dividend Rights. Holders of series Y senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series Y senior convertible preferred stock), such rate shall increase by 5% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date and may be paid in cash or common stock at our discretion; provided that the Company may only pay dividends in common stock if such common stock is free-trading, freely transferable, and does not contain a legend (or be subject to stop transfer or similar instructions) restricting the resale or transferability thereof. Dividends payable in common stock shall be calculated based on a price equal to eighty percent (80%) of the VWAP during the five (5) trading days immediately prior to the applicable payment date. For the six months ended June 30, 2025, cumulative dividends earned on the series Y senior convertible preferred stock were $197,657. The cumulative accrued dividends as of June 30, 2025 were paid by the Company via the issuance of 36,890 shares of series Y senior convertible preferred stock and $50,000 in cash. At June 30, 2025, the total dividends payable was $32,290.

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

Preferred Stock Transactions

During the six months ended June 30, 2025, the Company executed the following transactions:

•	An aggregate of 300,000 shares of series B preferred stock, 6 shares of series C preferred stock and 54,000 shares of series E preferred stock were issued in exchange for the cancellation of an aggregate of 391,500 shares of series I preferred stock.

•	An aggregate of 1,579,867 shares of series B preferred stock were converted into an aggregate of 3,159,736 shares of common stock.

•	An aggregate of 80 shares of series C preferred stock were converted into an aggregate of 800,000 shares of common stock.

•	An aggregate of 229,375 shares of series E preferred stock were converted into an aggregate of 458,750 shares of common stock.

•	An aggregate of 2,500 shares of series I preferred stock were converted into an aggregate of 5,000 shares of common stock.

•	An aggregate of 36,890 shares of series Y senior convertible preferred stock were issued with an aggregate value of $147,560.

•	An aggregate of 55,661 shares of series N senior convertible preferred stock were issued with an aggregate value of $222,638.

•	An aggregate of 19,791 shares of series X senior convertible preferred stock were issued with an aggregate value of $79,161.

During the six months ended June 30, 2024, the Company executed the following transactions:

•	On January 19, 2024, the Company issued 62,500 shares of series I preferred stock to each of Daniel R. Thompson, the Chairman of the Board, and Alex Cunningham, the Company’s Chief Executive Officer, for $250,000 bonus compensation for the fiscal year of 2023, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 5,000 shares of series I preferred stock to Matthew Shafer, the Company’s Chief Financial Officer, for $20,000, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 2,500 shares of series I preferred stock to Zia Choe, the Company’s former Chief Accounting Officer, for $10,000, at the fair value of $4.48 per share.

•	An aggregate of 1,159,299 shares of series B preferred stock were converted into an aggregate of 2,318,598 shares of common stock.

•	An aggregate of 61 shares of series C preferred stock were converted into an aggregate of 610,000 shares of common stock.

•	An aggregate of 80,375 shares of series E preferred stock were converted into an aggregate of 160,750 shares of common stock.

•	An aggregate of 10,002 shares of series F-1 preferred stock were converted into an aggregate of 20,004 shares of common stock.

•	An aggregate of 3,377,000 shares of series I preferred stock were converted into an aggregate of 6,754,000 shares of common stock.

•	An aggregate of 1,713,584 shares of series J preferred stock were converted into an aggregate of 3,427,168 shares of common stock.

•	2 shares of series C preferred stock were cancelled, which were issued erroneously.

•	165 shares of series R preferred stock were cancelled as part of the settlement agreement described in Note 7. Notes and Loans Payable

•	On May 15, 2024, in conjunction with the exchange of certain senior secured convertible promissory notes, 938,908 shares of series Y senior convertible preferred stock were issued with an aggregate value of $3,755,632.

In connection with the aforementioned share issuances on January 19, 2024 and January 31, 2024, the Company engaged a valuation specialist to perform a business valuation Monte Carlo simulation for the series I preferred stock resulting in those indicated fair values.

Common Stock

During the six months ended June 30, 2025, in addition to the conversions of preferred stock noted above, the Company issued common stock as part of the following transactions:

•	In June 2025, as part of a legal settlement, the Company retired 59,248 shares of common stock.

•	On June 30, 2025, the Company issued 15,000 shares of common stock to an investor relation service provider. The Company recognized the fair value for the issuance of the 15,000 shares at $6.50 per share on the closing market price of June 30, 2025 and recorded selling, general and administrative expense of $97,500 in the consolidated statement of operations.

During the six months ended June 30, 2024, in addition to the conversions of preferred stock noted above, the Company issued common stock as part of the following transactions:

•	The Company issued an aggregate of 234,909 shares of common stock in payment of various accrued dividends on the series N, series X and series Y preferred stock.

•	The Company issued 1,222 shares of common stock upon conversion of certain convertible notes.

•	In February 2024, as part of the Red Rock settlement executed in July 2022, the Company issued an aggregate of 37,104 shares of common stock to six previous owners. The Company recognized the fair value for the issuance of 37,104 shares at $3 per share on the closing market price of February 4 through February 6, 2024, and recorded share loss from discontinued operations of $111,312 in the consolidated statement of operations.

•	On March 5, 2024, the Company issued 7,500 shares of common stock to an investor relation service provider. The Company recognized the fair value for the issuance of the 7,500 shares at $1.55 per share on the closing market price of March 5, 2024 and recorded selling, general and administrative expense of $11,617 in the consolidated statement of operations.

•	On March 26, 2024, the Company issued an aggregate of 30,000 shares of common stock to three board members. The Company recognized the fair value for the issuance of 30,000 shares at $6.50 per share on the closing market price of March 26, 2024 and recorded share-based compensation expense of $195,000 in the consolidated statement of operations.

10.	WARRANTS

The table below sets forth warrant activity during the six months ended June 30, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2025	3,144	$1,164.72
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at June 30, 2025	3,144	1,164.72
Warrants Exercisable at June 30, 2025	3,144	$1,164.72

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2024	3,150	$1,162.76
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at June 30, 2024	3,150	1,162.76
Warrants Exercisable at June 30, 2024	3,150	$1,162.76

11.	DISCONTINUED OPERATIONS

Net liabilities from discontinued operations on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 include residual liabilities related to the sale of Platinum Tax which was sold in November 2023. The $111,312 loss from discontinued operations presented in the condensed consolidated statement of operations for the six months ended June 30, 2024 is a part of the execution of a settlement reached in July 2022 with six previous owners of Red Rock, an entity that was discontinued by the Company in May 2019. As a result, the Company recognized the fair value for the issuance of 37,104 shares at $3 per share on the closing market price of February 4 through February 6, 2024, and recorded share loss from discontinued operations of $111,312 in the consolidated statement of operations.

Net liabilities of discontinued operations	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$238,285	$238,285
Net liabilities of discontinued operations	$(238,285)	$(238,285)

	Six Months Ended June 30,
Gain (Loss) from discontinued operations	2025	2024
Loss on settlement	$–	$(111,312)
Loss from discontinued operations	$–	$(111,312)

12.	GOODWILL

The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the six months ended June 30, 2025 and 2024, the Company determined there to be no impairment.

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

The Company leases twelve medical facilities and one vehicle as operating leases as of June 30, 2025. The Company recorded operating lease expenses of $115,447 and $99,815 for the three months ended June 30, 2025 and 2024, respectively, and $234,518 and $200,177 for the six months ended June 30, 2025 and 2024, respectively.

The Company has operating leases with future commitments as follows:

Amount
July 2025 – June 2026	$273,568
July 2026 – June 2027	112,932
Total Future Undiscounted Lease Payments	$386,500
Less imputed interest	20,971
Total lease obligations	$365,529

The following table summarizes supplemental information about the Company’s leases:

Weighted-average remaining lease term	1.56 years
Weighted-average discount rate	7.02%

Employees

Effective January 1, 2025, the Company entered into an employment agreement with Alex Cunningham, the Company’s President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Cunningham is entitled to an initial base salary of $885,000 per year and is eligible for an annual bonus. The base salary shall be increased by a minimum of 10% per year beginning on January 1, 2026. Mr. Cunningham’s base salary shall be automatically and permanently increased by $100,000 upon the successful acquisition of certain companies in 2025. His base salary will also be automatically and permanently increased by $100,000 following the Company’s successful listing on Nasdaq and a corresponding $4 million dollar capital raise beginning the month after the uplisting and commensurate close of the equity raise. Mr. Cunningham is entitled to a one-time performance bonus of $100,000 following the Company’s successful listing on Nasdaq with a corresponding $4 million dollar capital raise. Mr. Cunningham shall also earn a one-time performance bonus of $100,000 following each future successful acquisition. In the event that the Company is unable to pay his base salary or bonus in dollars, a portion of, or all compensation due to Mr. Cunningham, may be converted to a promissory note bearing an annual interest rate of 5.00% with interest to be paid quarterly. In addition, effective as of January 1, 2025, all past due amounts owed to Mr. Cunningham shall earn interest at a rate of 5% with interest paid quarterly. For the year ended December 31, 2024, the Company agreed to pay $360,000 per year and $250,000 of targeted annual incentives to Mr. Cunningham based on his prior employment agreement and its related amendments since July 1, 2020, of which 75% was being paid in cash and 25% was accrued as of December 31, 2024. The total outstanding accrued compensation as of June 30, 2025 and December 31, 2024 was $2,215,500 which is included in, accrued expenses – related parties, in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The total interest accrued for the three and six months ended June 30, 2025 was $27,618 and $54,932, respectively.

Effective July 15, 2020, the Company entered into an employment agreement with Daniel Thompson, the Company’s Chairman, which was amended January 1, 2025. Pursuant to the employment agreement, Mr. Thompson is entitled to a base salary of $360,000 per year through 2024 and $700,000 for calendar year 2025. Mr. Thompson is eligible for an incentive annual bonus, for a one-time performance bonus of $200,000 following the Company’s successful listing on Nasdaq with a corresponding $4 million dollar capital raise and for a one-time performance bonus of $250,000 upon the successful closing of any acquisition in 2025. Through calendar year 2024, Mr. Thompson was also eligible to receive compensation in shares of preferred stock in the event that the Company was unable to pay his base salary in dollars. For calendar year 2025, in the event that the Company is unable to pay his base salary or bonus in dollars, a portion of or all compensation due to Mr. Thompson may be converted to a promissory note bearing an annual interest rate of 5.00% with interest to be paid quarterly. In addition, effective as of January 1, 2025, all past due amounts owed to Mr. Thompson shall earn interest at a rate of 5% with interest paid quarterly. For the year ended December 31, 2024, the Company agreed to pay $360,000 per year and $250,000 of targeted annual incentives to the Mr. Thompson based on his employment agreement and its related amendments since July 15, 2020, of which 56% was paid in cash and 44% was accrued at December 31, 2024. The total outstanding accrued compensation as of June 30, 2025 and December 31, 2024 was $2,320,500 which is included in, accrued expenses – related parties, in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The total interest accrued for the three and six months ended June 30, 2025 was $28,927 and $57,536, respectively.

On January 2, 2024, the Company entered into an employment agreement with Matthew T. Shafer, the Company’s Chief Financial Officer. Pursuant to the employment agreement, Mr. Shafer is entitled to an annual base salary of $228,000, which may be increased from time to time, provided that the base salary shall increase by a minimum of 10% after each of the first two years of service. Accordingly, Mr. Shafer’s base salary was increased to $250,800 effective as of January 1, 2025. He is also eligible for consideration for a one-time achievement bonus equal to 35% of base salary within sixty (60) days upon our company uplisting to a national securities exchange. In addition, he is also eligible for an annual target bonus equal to 25% of base salary based on the achievement of certain performance goals and annual stock option grants. There was no outstanding accrued compensation as of June 30, 2025 and December 31, 2024.

The Company entered into a management agreement effective May 31, 2021 for compensation to the principals of Nova in the form of an annual base salaries of $372,000 to one of the three doctors, $450,000 to the second, and $372,000 to the third doctor. Collectively, as a group, such principals will receive an annual cash bonus and stock equity set forth below, which will be conditioned upon the Company achieving 100% of the annual objectives of financial performance goals as set forth below. The Company did not record an accrual for the bonus for the six months ended June 30, 2025 and the year ended December 31, 2024, as the financial performance objectives were not expected to be met.

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

At June 30, 2025, the Company had federal and state net operating loss carry forwards of approximately $21.2 million that expire in various years through the year 2040. Due to current period losses and carryforwards of past net operating losses, there is no provision for current federal or state income taxes for the three and six months ended June 30, 2025 and 2024.

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

As of June 30, 2025, the Company had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

	June 30, 2025	December 31, 2024
Asset:
Healthcare	$24,361,871	$21,298,866
Real Estate	547,730	576,478
Corporate, administration and other	1,602,078	2,050,335
Consolidated assets	$26,511,679	$23,925,679

	Three Months Ended June 30,
	2025	2024 (Restated)
Revenues:
Healthcare	$2,789,007	$1,471,643
Real Estate	–	–
Consolidated revenues	$2,789,007	$1,471,643

Cost of sales:
Healthcare	$1,093,748	$793,010
Real Estate	–	–
Consolidated cost of sales	$1,093,748	$793,010

Operating Expenses:
Healthcare
Depreciation expense	$763	$3,366
Selling, general and administrative	217,453	225,649
Total Healthcare	218,216	229,015
Real Estate	18,350	3,962
Corporate, administration and other expenses (a)	849,016	605,139
Consolidated operating expenses	$1,085,582	$838,116

Income (loss) from operations from subsidiaries:
Healthcare	$1,477,043	$449,618
Real Estate	(18,350)	(3,962)
Income from operations from subsidiaries	1,458,693	445,656
Loss from operations from Cardiff Lexington	(849,016)	(605,139)
Total income (loss) from operations	$609,677	$(159,483)

Income (loss) before taxes
Healthcare	$1,477,043	$449,618
Real Estate	(18,350)	(3,962)
Corporate, administration and other non-operating expenses (b)	(2,685,088)	(577,241)
Consolidated loss from continuing operations	$(1,226,395)	$(131,585)

	Six Months Ended June 30,
	2025	2024 (Restated)
Revenues:
Healthcare	$5,704,574	$3,793,775
Real Estate	–	–
Consolidated revenues	$5,704,574	$3,793,775

Cost of sales:
Healthcare	$2,168,782	$1,741,164
Real Estate	–	–
Consolidated cost of sales	$2,168,782	$1,741,164

Operating Expenses:
Healthcare
Depreciation expense	$4,128	$6,731
Loss on disposal of fixed assets	12,593	–
Selling, general and administrative	587,689	444,978
Total Healthcare	604,410	451,709
Real Estate	29,118	4,836
Corporate, administration and other expenses (a)	1,748,653	1,536,557
Consolidated operating expenses	$2,382,181	$1,993,102

Income (loss) from operations from subsidiaries:
Healthcare	$2,931,382	$1,600,902
Real Estate	(29,118)	(4,836)
Income from operations from subsidiaries	2,902,264	1,596,066
Loss from operations from Cardiff Lexington	(1,748,653)	(1,536,557)
Total income from operations	$1,153,611	$59,509

Income (loss) before taxes
Healthcare	$2,929,785	$1,600,902
Real Estate	(29,118)	(4,836)
Corporate, administration and other non-operating expenses (b)	(4,577,839)	(1,899,443)
Consolidated loss from continuing operations	$(1,677,172)	$(303,377)

(a)	Corporate, administration and other operating expenses includes payroll, management fees, stock compensation, legal fees, accounting fees and public company/investor relations fees.

(b)	Corporate, administration and other non-operating expenses includes corporate selling, general and administrative expenses such as noted above as well as interest, amortization of notes payable discount and gain on settlement of debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Segments

As of June 30, 2025, we had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended June 30, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,
	2025			2024 (Restated – as reflected in Form 10-Q/A, filed October 17, 2024)
	Amount	% of Revenue		Amount	% of Revenue
Total revenue	$2,789,007	100.00%		$1,471,643	100.00%
Total cost of sales	1,093,748	39.22%		793,010	53.89%
Gross profit	1,695,259	60.78%		678,633	46.11%
Operating expenses
Depreciation expense	763	0.03%		3,366	0.23%
Share based compensation	97,500	3.50%		–	–
Selling, general and administrative	987,319	35.40%		834,750	56.72%
Total operating expenses	1,085,582	38.92%		838,116	56.95%
Income (loss) from operations	609,677	21.86%		(159,483)	(10.84%	)
Other (expense) income
Other income	–	–		2,047	0.14%
Gain on debt refinance and forgiveness	–	–		78,834	5.36%
Penalties and fees	–	–		(330)	(0.02%	)
Interest expense	(1,836,072)	(65.83%	)	(41,347)	(2.81%	)
Amortization of debt discounts	–	–		(11,306)	(0.77%	)
Total other (expense) income	(1,836,072)	(65.83%	)	27,898	1.90%
Net loss	$(1,226,395)	(43.97%	)	$(131,585)	(8.94%	)

Revenue. For the three months ended June 30, 2025 and 2024, all of our revenue was generated by our healthcare segment, which is through a full range of diagnostic and surgical services. Our total revenue increased by $1,317,364, or 89.52%, to $2,789,007 for the three months ended June 30, 2025 from $1,471,643 for the three months ended June 30, 2024. The increase in revenue is mainly attributable to the higher settlement realization rate on gross billed charges of 43.18% as of June 30, 2025, versus the settlement realization rate of 41.80% as of June 30, 2024. For the three months ended June 30, 2024, we recorded a cumulative catch up reduction to net revenue of $859,321 which adjusted our accounts and receivable and revenue to the 41.80% settlement realization rate.

Cost of sales. Our cost of sales consists of surgical center and laboratory fees, physician and professional fees, salaries and wages and medical supplies. Our total cost of sales increased by $300,738, or 37.92%, to $1,093,748 for the three months ended June 30, 2025 from $793,010 for the three months ended June 30, 2024.

As a percentage of revenue, cost of sales decreased from 53.89% for the three months ended June 30, 2024 to 39.22% for the three months ended June 30, 2025. Excluding the cumulative catch up reduction to revenue of $859,321 noted above, as a percentage of revenue, cost of sales increased from 34.02% to 39.22% for the three months ended June 30, 2025. The increase is attributable to increases in laboratory fees and personnel related fees.

Gross profit. As a result of the foregoing, our total gross profit increased by $1,016,626, or 149.80%, to $1,695,259 for the three months ended June 30, 2025 from $678,633 for the three months ended June 30, 2024. Our total gross margin (as a percentage of revenue) increased from 46.11% for the three months ended June 30, 2024 to 60.78% for the three months ended June 30, 2025.

Depreciation expense. Our depreciation expense was $763, or 0.03% of revenue, for the three months ended June 30, 2025, as compared to $3,366, or 0.23% of revenue, for the three months ended June 30, 2024.

Share based compensation expense. Share based compensation expense was $97,500 and $0 for the three months ended June 30, 2025 and 2024, respectively.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel related expenses, advertising expenses, professional advisor fees, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses increased by $152,569, or 18.28%, to $987,319 for the three months ended June 30, 2025 from $834,750 for the three months ended June 30, 2024. As a percentage of revenue, our selling, general and administrative expenses were 35.40% and 56.72% for the three months ended June 30, 2025 and 2024, respectively. The increase in selling, general and administrative expenses was primarily attributable to higher personnel related expenses.

Total other (expense) income. We had $1,836,072 in total other expense, net, for the three months ended June 30, 2025, as compared to total other income, net, of $27,898 for the three months ended June 30, 2024. Total other expense, net, for the three months ended June 30, 2025 consisted entirely of interest expense. Other income, net, for the three months ended June 30, 2024 consisted of gain on debt refinance and forgiveness of $78,834 and other income of $2,047, offset by interest expense of $41,347, amortization of debt discounts of $11,306 and penalties and fees of $330. The increase in interest expense is primarily attributable to the increase in initial and incremental fees charged on the number of existing purchases and claims under the line of credit for the three months ended June 30, 2025 versus the three months ended June 30, 2024.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $1,226,395 for the three months ended June 30, 2025, as compared to $131.585 for the three months ended June 30, 2024, an increase of $1,094,810, or 832.00%.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the six months ended June 30, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30,
	2025			2024 (Restated – as reflected in Form 10-Q/A, filed October 17, 2024)
	Amount	% of Revenue		Amount	% of Revenue
Total revenue	$5,704,574	100.00%		$3,793,775	100.00%
Total cost of sales	2,168,782	38.02%		1,741,164	45.90%
Gross profit	3,535,792	61.98%		2,052,611	54.10%
Operating expenses
Depreciation expense	4,128	0.07%		6,731	0.18%
Loss on disposal of fixed assets	12,593	0.22%		–	–
Share based compensation	97,500	1.71%		300,225	7.91%
Selling, general and administrative	2,267,960	39.76%		1,686,146	44.45%
Total operating expenses	2,382,181	41.76%		1,993,102	52.54%
Income from operations	1,153,611	20.22%		59,509	1.57%
Other (expense) income
Other (expense) income	(1,597)	(0.03%	)	2,047	0.05%
Gain on debt refinance and forgiveness	–	–		78,834	2.08%
Penalties and fees	–	–		(1,330)	(0.04%	)
Interest expense	(2,829,186)	(49.60%	)	(417,616)	(11.01%	)
Amortization of debt discounts	–	–		(24,821)	(0.65%	)
Total other expense	(2,830,783)	(49.62%	)	(362,886)	(9.57%	)
Loss from continuing operations	(1,677,172)	(29.40%	)	(303,377)	(8.00%	)
Loss from discontinued operations	–	–		(111,312)	(2.93%	)
Net loss	$(1,677,172)	(29.40%	)	$(414,689)	(10.93%	)

Revenue. Our total revenue increased by $1,910,799, or 50.37%, to $5,704,574 for the six months ended June 30, 2025 from $3,793,775 for the six months ended June 30, 2024. The increase in revenue is mainly attributable to the higher settlement realization rate on gross billed charges of 43.18% as of June 30, 2025, versus the settlement realization rate of 41.80% as of June 30, 2024. For the six months ended June 30, 2024, we recorded a cumulative catch up reduction to net revenue of $1,199,155 which adjusted our accounts and receivable and revenue to the 41.80% settlement realization rate.

Cost of sales. Our total cost of sales increased by $427,618, or 25.46%, to $2,168,782 for the six months ended June 30, 2025 from $1,741,164 for the six months ended June 30, 2024.

As a percentage of revenue, cost of sales decreased from 45.90% for the six months ended June 30, 2024 to 38.02% for the six months ended June 30, 2025. Excluding the cumulative catch up reduction to revenue of $1,199,155 noted above, as a percentage of revenue, cost of sales increased from 34.87% to 38.02% for the six months ended June 30, 2025. The increase is attributable to increases in laboratory fees and personnel related fees.

Gross profit. As a result of the foregoing, our total gross profit increased by $1,483,181, or 72.26%, to $3,535,792 for the six months ended June 30, 2025 from $2,052,611 for the six months ended June 30, 2024. Our total gross margin (as a percentage of revenue) increased from 54.10% for the six months ended June 30, 2024 to 61.98% for the six months ended June 30, 2025.

Depreciation expense. Our depreciation expense was $4,128 or 0.07% of revenue, for the six months ended June 30, 2025, as compared to $6,731, or 0.18% of revenue, for the six months ended June 30, 2024.

Loss on disposal of fixed assets. For the six months ended June 30, 2025, we recorded a loss on disposal of fixed assets of $12,593 due to the disposal of medical equipment that was no longer functional in our medical facilities.

Share based compensation expense. Share based compensation expense was $97,500 and $300,225 for the six months ended June 30, 2025 and 2024, respectively.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased by $581,814, or 34.51%, to $2,267,960 for the six months ended June 30, 2025 from $1,686,146 for the six months ended June 30, 2024. As a percentage of revenue, our selling, general and administrative expenses were 39.76% and 44.45% for the six months ended June 30, 2025 and 2024, respectively. The increase in selling, general and administrative expenses was primarily attributable to higher personal related expenses of $432,746 and bad debt expense of $112,727.

Total other expense. We had $2,830,783 in total other expense, net, for the six months ended June 30, 2025, as compared to total other expense, net, of $362,886 for the six months ended June 30, 2024. Total other expense, net, for the six months ended June 30, 2025 consisted of interest expense of $2,829,186 and other expense of $1,597. Other expense, net, for the six months ended June 30, 2024 consisted of interest expense of $417,616, amortization of debt discounts of $24,821 and penalties and fees of $1,330, offset by a gain on debt refinance and forgiveness of $78,834 and other income of $2,047. The increase in interest expense is primarily attributable to the increase in initial and incremental fees charged on the number of existing purchases and claims under the line of credit for the six months ended June 30, 2025 versus the six months ended June 30, 2024.

Discontinued operations. For the six months ended June 30, 2025 and 2024, we recorded a loss from discontinued operations of $0 and $111,312, respectively.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $1,677,172 for the six months ended June 30, 2025, as compared to $414,689 for the six months ended June 30, 2024, an increase of $1,262,483, or 304.44%.

Liquidity and Capital Resources

As of June 30, 2025, we had $559,715 in cash. This Quarterly Report on Form 10-Q reflects a restatement limited to reclassifying noncash interest expense in the consolidated statements of cash flows from financing to operating activities for the six months ended June 30, 2024. This change in presentation did not affect our cash balance for any period presented. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024 (Restated)
Net cash used in operating activities from continuing operations	$(1,889,003)	$(1,135,300)
Net cash provided by financing activities	1,260,533	3,353,840
Net change in cash	(628,470)	2,329,852
Cash at beginning of period	1,188,185	866,943
Cash at end of period	$559,715	$3,196,795

Our net cash used in operating activities from continuing operations was $1,889,003 for the six months ended June 30, 2025, as compared to $1,135,300 for the six months ended June 30, 2024. The primary drivers of our net cash used in operating activities for the six months ended June 30, 2025 are our net loss of $1,677,172 and an increase of $3,371,656 in accounts receivable, offset by increases of $2,579,283 in interest expense in the line of credit balance, $119,855 in accounts payable and other accrued expenses, $112,468 in accrued officers compensation, and $137,211 in accrued interest. For the six months ended June 30, 2024, the primary drivers of our net cash used in operating activities was our net loss of $414,689, decreases of $1,555,885 in accounts receivable and $367,400 in accounts payable and other accrued expenses, offset by increases in interest expense in the line of credit balance of $845,427 and share based compensation of $300,225.

We monitor outstanding cases as they develop through ongoing discussions with attorneys, doctors and our third-party medical billing company and additionally monitor our settlement realization rates over time. We currently have one primary method of accelerating our cash settlement of our revenue and related accounts receivable through accepting lower settlement amounts during the final negotiations of the settlement, which is coordinated through our third-party medical billing company. When our third-party medical billing company is provided with a settlement amount of 49% of gross charges or greater they will accept. When presented with a lower amount we will discuss the reasons for the reduced rate and negotiate a higher rate. Shortening our negotiation time frame will typically result in a lower settlement realization rate, but will accelerate the cash settlement of the outstanding accounts receivable. We began employing this method in 2024, which reduced our settlement realization rate as described below. We may employ this method in the future. The most recent average realization time for accounts receivable was approximately 18 to 24 months from the initial date of service. Typically, a patient will have a series of dates of service over an average of 12 to 16 months.

Prior to fiscal year 2024, we historically realized a 49% settlement rate from total gross billed charges. Accordingly, we had historically recognized net healthcare service revenue as 49% of gross billed amounts. During 2024, we underwent efforts to accelerate cash settlement of our accounts receivable to generate cash flow for operations. We did this by shortening our settlement negotiations with insurance companies and accepting lower settlement amounts. Additionally, during 2024, we completed a thorough review of our third-party billing data, including reviewing historical reports and new reporting methods as a part of our updated analysis. Based upon this review, we determined that a 24-month lookback period should be used in the analysis of our historical settlement realization rates. As a result of the new efforts to accelerate cash settlement, during the six months ended June 30, 2024 we realized a 42.3% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. As of June 30, 2025 the settlement realization rate was 43.18%.

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

We had no investing activities for the three months ended June 30, 2025 and 2024.

Our net cash provided by financing activities was $1,260,533 for the six months ended June 30, 2025, as compared to $3,353,840 for the six months ended June 30, 2024. Net cash provided by financing activities for the six months ended June 30, 2025 consisted of proceeds from line of credit of $1,464,919, offset by the payment of note payable of $150,000, payment of preferred stock dividends of $50,000 and repayments of the Small Business Administration loan described below of $4,386. Net cash provided by financing activities for the six months ended June 30, 2024 consisted of proceeds from line of credit of $3,677,268, offset by the payment of $120,997 to a director, $100,079 paid on convertible notes payable, $100,000 in dividend payments and $2,352 in payments on the Small Business Administration loan described below.

Convertible Notes

As of June 30, 2025, we had convertible debt outstanding net of amortized debt discount of $105,000.

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

The note does not bear interest and requires fixed payments as follows: (i) if we raise at least $5 million but less than $6 million in our planned underwritten public offering, or the Offering, then we must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th, 180th, and 240th days following the closing of the Offering, respectively; (ii) if we raise at least $6 million but less than $7 million in the Offering, then we must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if we raise at least $7 million in the Offering, then we must repay the entire principal amount on the closing date of the Offering. As the Offering was not completed by August 15, 2024, we are required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. If the Offering is completed after August 15, 2024, then we are required to make payments as described in the schedule above. Notwithstanding the foregoing, if we abandon the Offering and conduct a new public offering thereafter, then we are required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the note, it shall become immediately due and payable on such date. We may prepay the entire principal amount at any time without penalty. The note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest would automatically begin to accrue at a simple interest rate of ten percent per annum. During the six months ended June 30, 2025, we paid a total of $150,000 against the outstanding principal due.

Small Business Administration Loans

On June 2, 2020, we obtained a loan from the Small Business Administration of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at June 30, 2025 was $145,215 and $0, respectively.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at June 30, 2025 and the accrued interest was $9,523. We assigned all of our receivables from consumer activations of the rewards program as collateral on this debenture.

Line of Credit

On September 29, 2023, our company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC, or DML, to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by us and DML, the maximum amount may be increased. On April 24, 2024, we entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, we entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. On December 27, 2024, we and Nova entered into amendment No. 3 with DML which further increased the maximum advance amount to $15,000,000. As of June 30, 2025, we had an outstanding balance of $12,690,193 against the revolving receivable line of credit and accrued interest of $441,174. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2025.

Related Party Loans

In connection with the acquisition of Edge View on July 16, 2014, we assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts is $4,979 as of June 30, 2025.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission, or the SEC, on August 19, 2025.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2025. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we are still in the process of remediating as of June 30, 2025, along with the error identified in our Quarterly Reports on Form 10-Q for the six months ended June 30, 2024 and the three months ended March 31, 2024, our disclosure controls and procedures were not effective. The errors identified in our Quarterly Reports on Form 10-Q were corrected in amended filings. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for the description of these weaknesses.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2025, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the three months ended June 30, 2025 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended June 30, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2025 but was not reported.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of fiscal year 2025.

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

