Form 10-Q
period 2025-09-30
Cardiff Lexington Corp
filed 2025-11-12
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

As of November 10, 2025, there were 19,954,708 shares of common stock of the registrant issued and outstanding.

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended September 30, 2025

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	4

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 (Unaudited) and 2024 (Unaudited)	5

Condensed Consolidated Statements of Stockholders’ (Deficit)/Equity for the Three and Nine Months Ended September 30, 2025 (Unaudited) and 2024 (Unaudited and Restated)	6-7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 (Unaudited) and 2024 (Unaudited and Restated)	8

Notes to Condensed Consolidated Financial Statements (Unaudited and Restated)	9

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$232,033	$1,188,185
Accounts receivable, net	20,699,999	15,934,490
Prepaid and other current assets	112,514	89,901
Total current assets	21,044,546	17,212,576

Property and equipment, net	3,715	21,198
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use – assets, net	281,514	406,950
Due from related party	4,979	4,979
Other assets	68,154	73,368
Total assets	$27,609,516	$23,925,679

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current liabilities
Accounts payable and accrued expense	$1,659,791	$1,379,760
Accrued expenses – related parties	4,722,691	4,553,057
Accrued interest	567,986	429,200
Right of use – lease liabilities	214,002	223,330
Notes payable – current portion	200,803	312,180
Line of credit	14,727,190	8,645,991
Convertible notes payable	50,000	105,000
Net liabilities of discontinued operations	238,285	238,285
Total current liabilities	22,380,748	15,886,803

Notes payable	139,590	251,725
Operating lease liability – long term	75,727	185,877
Total liabilities	22,596,065	16,324,405

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 1,006,857 and 921,636 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,680,194	3,339,317
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00 par value; 427,690 and 397,464 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,697,687	1,576,788
Total Mezzanine Equity	5,377,881	4,916,105

Stockholders' (deficit)/equity
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value of $4.00, 0 and 1,279,867 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	–	5,119,468
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value of $4.00, 0 and 74 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	–	296
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 0 and 175,375 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	–	701,500
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 3,875 shares issued and outstanding at September 30, 2025 and December 31, 2024	15,500	15,500
Series I Preferred Stock - 15,000,000 shares authorized, $0.001 par value, stated value $4.00, 10,075,092 and 10,469,092 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	40,300,368	41,876,368
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at September 30, 2025 and December 31, 2024	1,277,972	1,277,972
Series Y Senior Convertible Preferred Stock - 1,500,000 shares authorized, $0.001 par value, stated value of $4.00, 1,041,764 and 979,125 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4,167,056	3,916,500
Common Stock: 300,000,000 shares authorized, $0.001 par value; 19,904,708 and 15,300,475 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	19,905	15,300
Additional paid-in capital	30,388,568	22,711,350
Accumulated deficit	(76,533,799)	(72,949,085)
Total stockholders’ (deficit)/equity	(364,430)	2,685,169
Total liabilities, mezzanine equity and stockholders’ (deficit)/equity	$27,609,516	$23,925,679

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE	$3,058,740	$1,355,641	$8,763,314	$5,149,416
COST OF SALES	1,149,161	1,000,601	3,317,943	2,741,765
GROSS PROFIT	1,909,579	355,040	5,445,371	2,407,651

OPERATING EXPENSES
Depreciation expense	762	3,365	4,890	10,096
Loss on disposal of fixed assets	–	–	12,593	–
Share based compensation	41,188	–	138,688	300,225
Selling, general and administrative	1,224,350	936,835	3,492,310	2,622,981
Total operating expenses	1,266,300	940,200	3,648,481	2,933,302

INCOME (LOSS) FROM OPERATIONS	643,279	(585,160)	1,796,890	(525,651)

OTHER (EXPENSE) INCOME
Other expense	(20,550)	(6,767)	(22,147)	(4,720)
Gain on debt refinance and forgiveness	–	–	–	78,834
Penalties and fees	(1,500)	–	(1,500)	(1,330)
Interest expense	(1,765,528)	(1,386,041)	(4,594,714)	(1,803,657)
Amortization of debt discounts	–	–	–	(24,821)
Total other expense	(1,787,578)	(1,392,808)	(4,618,361)	(1,755,694)

LOSS FROM CONTINUING OPERATIONS	(1,144,299)	(1,977,968)	(2,821,471)	(2,281,345)
LOSS FROM DISCONTINUED OPERATIONS	–	–	–	(111,312)
NET LOSS FOR THE PERIOD	$(1,144,299)	$(1,977,968)	$(2,821,471)	$(2,392,657)

PREFERRED STOCK DIVIDENDS	$(263,790)	$(238,009)	$(763,243)	$(715,817)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,408,089)	$(2,215,977)	$(3,584,714)	$(3,108,474)

BASIC AND DILUTED LOSS PER SHARE
CONTINUING OPERATIONS	$(0.07)	$(0.16)	$(0.20)	$(0.30)
DISCONTINUED OPERATIONS	$0.00	$0.00	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	19,755,907	14,075,296	17,897,184	10,242,799

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

Three and Nine Months Ended September 30, 2025:

	Preferred Stock Series A, I and Y		Preferred Stock Series B, E, F-1, and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	11,448,219	$45,792,868	1,778,610	$7,114,440	74	$296	15,300,475	$15,300	$22,711,350	$(72,949,085)	$2,685,169
Conversion of series B preferred stock	–	–	(12,400)	(49,600)	–	–	24,800	25	49,575	–	–
Conversion of series I preferred stock	(2,500)	(10,000)	–	–	–	–	5,000	5	9,995	–	–
Issuance of series Y preferred stock	11,775	47,100	–	–	–	–	–	–	–	–	47,100
Preferred stock dividends	–	–	–	–	–	–	–	–	–	(245,445)	(245,445)
Net loss	–	–	–	–	–	–	–	–	–	(450,777)	(450,777)
Balance, March 31, 2025	11,457,494	$45,829,968	1,766,210	$7,064,840	74	$296	15,330,275	$15,330	$22,770,920	$(73,645,307)	$2,036,047
Conversion of series B preferred stock	–	–	(1,567,467)	(6,269,868)	–	–	3,134,936	3,135	6,266,733	–	–
Conversion of series C preferred stock	–	–	–	–	(80)	(320)	800,000	800	(480)	–	–
Conversion of series E preferred stock	–	–	(229,375)	(917,500)	–	–	458,750	459	917,041	–	–
Issuance of series Y preferred stock	25,115	100,460	–	–	–	–	–	–	–	–	100,460
Issuance of B, C and E preferred stock in exchange for series I preferred stock	(391,500)	(1,566,000)	354,000	1,416,000	6	24	–	–	149,976	–	–
Common stock issued for services	–	–	–	–	–	–	15,000	15	97,485	–	97,500
Common stock cancelled for legal settlement	–	–	–	–	–	–	(59,248)	(59)	59	–	–
Preferred stock dividends	–	–	–	–	–	–	–	–	–	(254,008)	(254,008)
Net loss	–	–	–	–	–	–	–	–	–	(1,226,395)	(1,226,395)
Balance, June 30, 2025	11,091,109	$44,364,428	323,368	$1,293,472	–	$–	19,679,713	$19,680	$30,201,734	$(75,125,710)	$753,604
Conversion of convertible notes payable	–	–	–	–	–	–	192,495	192	145,679	–	145,871
Issuance of series Y preferred stock	25,749	102,996	–	–	–	–	–	–	–	–	102,996
Common stock issued for services	–	–	–	–	–	–	32,500	33	41,155	–	41,188
Preferred stock dividends	–	–	–	–	–	–	–	–	–	(263,790)	(263,790)
Net loss	–	–	–	–	–	–	–	–	–	(1,144,299)	(1,144,299)
Balance, September 30, 2025	11,116,858	$44,467,424	323,368	$1,293,472	–	$–	19,904,708	$19,905	$30,388,568	$(76,533,799)	$(364,430)

Three and Nine Months Ended September 30, 2024:

	Preferred Stock Series A and I		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C		Common Stock			Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Deficit	Equity
Balance, December 31, 2023 (Restated)	14,885,002	$59,540,000	4,364,057	$17,456,228	123	$492	25,121	$25		$(7,581,212)	$(68,684,115)	$731,418
Conversion of convertible notes payable	–	–	–	–	–	–	1,222	1		1,679	–	1,680
Conversion of series B preferred stock	–	–	(778,799)	(3,115,196)	–	–	1,557,598	1,558		3,113,638	–	–
Conversion of series C preferred stock	–	–	–	–	(22)	(88)	220,000	220		(132)	–	–
Conversion of series I preferred stock	(2,928,500)	(11,714,000)	–	–	–	–	5,857,000	5,857		11,708,143	–	–
Conversion of series J preferred stock	–	–	(1,542,225)	(6,168,900)	–	–	3,084,450	3,084		6,165,816	–	–
Issuance of series I preferred stock to officers	132,500	530,000	–	–	–	–	–	–		63,600	–	593,600
Cancellation of series C preferred stock	–	–	–	–	(2)	(8)	–	–		8	–	–
Common stock issued for services	–	–	–	–	–	–	7,500	8		11,617	–	11,625
Common stock issued to board members	–	–	–	–	–	–	30,000	30		194,970	–	195,000
Common stock issued in Red Rock settlement	–	–	–	–	–	–	37,104	37		111,275	–	111,312
Preferred stock dividends	–	–	–	–	–	–	–	–		–	(151,634)	(151,634)
Net loss	–	–	–	–	–	–	–	–		–	(283,104)	(283,104)
Balance, March 31, 2024 (Restated)	12,089,002	$48,356,000	2,043,033	$8,172,132	99	$396	10,819,995	$10,820		$13,789,402	$(69,118,853)	$1,209,897
Conversion of series B preferred stock	–	–	(380,500)	(1,522,000)	–	–	761,000	760		1,521,240	–	–
Conversion of series C preferred stock	–	–	–	–	(39)	(156)	390,000	390		(234)	–	–
Conversion of series E preferred stock	–	–	(80,375)	(321,500)	–	–	160,750	161		321,339	–	–
Conversion of series F-1 preferred stock	–	–	(10,002)	(40,008)	–	–	20,004	20		39,988	–	–
Conversion of series I preferred stock	(448,500)	(1,794,000)	–	–	–	–	897,000	897		1,793,103	–	–
Conversion of series J preferred stock	–	–	(171,359)	(685,436)	–	–	342,718	343		685,093	–	–
Issuance of series Y preferred stock	938,908	3,755,632	–	–	–	–	–	–		–	–	3,755,632
Preferred stock dividends	–	–	–	–	–	–	234,909	235		1,372,269	(326,174)	1,046,330
Net loss	–	–	–	–	–	–	–	–		–	(131,585)	(131,585)
Balance, June 30, 2024 (Restated)	12,579,410	$50,317,632	1,400,797	$5,603,188	60	$240	13,626,376	$13,626		$19,522,200	$(69,576,612)	$5,880,274
Conversion of series B preferred stock	–	–	(226,250)	(905,000)	–	–	452,500	453		904,547	–	–
Conversion of series C preferred stock	–	–	–	–	(17)	(68)	170,000	170		(102)	–	–
Conversion of series F-1 preferred stock	–	–	(16,250)	(65,000)	–	–	32,500	33		64,967	–	–
Conversion of series I preferred stock	(100,000)	(400,000)	–	–	–	–	200,000	200		399,800	–	–
Issuance of series Y preferred stock	16,206	64,824	–	–	–	–	–	–	–	(1)	–	64,823
Common stock issued in legal settlement	–	–	–	–	–	–	74,225	74		(74)	–	–
Preferred stock dividends	–	–	–	–	–	–	–	–		–	(238,009)	(238,009)
Net loss	–	–	–	–	–	–	–	–		–	(1,977,968)	(1,977,968)
Balance, September 30, 2024	12,495,616	$49,982,456	1,158,297	$4,633,188	43	$172	14,555,601	$14,556		$20,891,337	$(71,792,589)	$3,729,120

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,821,471)	$(2,392,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,890	10,096
Amortization of debt discount	–	24,821
Provision for credit losses	112,727	–
Change in estimate for settlement realization rate	–	1,650,474
Conversion and note issuance cost	1,500	1,000
Loss on disposal of assets	12,593	–
Interest included in line of credit	4,292,471	1,953,667
Gain on settlement of forgiveness of debt	–	(78,834)
Share issuance for compensation to directors and officers	28,688	288,600
Share issuance for service rendered	110,000	11,625
(Increase) decrease in:
Accounts receivable	(4,878,236)	(3,143,440)
Right of use – assets	209,105	(176,327)
Prepaids and other current assets	(17,399)	(27,098)
Increase (decrease) in:
Accounts payable and accrued expense	287,188	(691,072)
Accrued officers’ compensation	169,634	119,999
Accrued interest	228,157	218,174
Right of use – liabilities	(203,147)	187,734
Net cash used in operating activities	(2,463,300)	(2,043,238)

Net cash provided by discontinued operations – operating	–	111,312

FINANCING ACTIVITIES
Payments to director	–	(120,997)
Repayment of SBA loans	(6,579)	(4,545)
Net proceeds from line of credit	1,788,727	3,395,204
Payment on convertible notes	–	(105,079)
Payment on note payable	(225,000)	(50,000)
Payment of dividends on preferred stock	(50,000)	(100,000)
Net cash provided by financing activities	1,507,148	3,014,583

NET (DECREASE) INCREASE IN CASH	(956,152)	1,082,657
CASH, BEGINNING OF PERIOD	1,188,185	866,943
CASH, END OF PERIOD	$232,033	$1,949,600

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$8,067	$126,732

NON-CASH INVESTING AND FINANCING ACTIVITIES*:
Common stock issued upon conversion of notes payable	$145,871	$1,680
Common stock issued upon conversion of preferred stock	$4,423	$14,158
Series Y preferred stock issued in exchange of convertible notes payable	$–	$3,755,632
Promissory note payable issued in settlement agreement	$–	$535,000
Dividends on preferred stock, including accrued dividends on preferred stock	$810,688	$592,202

*For the nine months ended September 30, 2025 and 2024, lease modifications recorded increased right of use assets and right of use liabilities by $83,669 and $139,232, respectively. For the nine months ended September 30, 2024, two new leases recorded during the period increased right of use assets and right of use liabilities by a total of $224,179.

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Cardiff and its wholly owned subsidiaries, Nova and Edge View (collectively, the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation. The loss from discontinued operations presented in the condensed consolidated statement of operations for the nine months ended September 30, 2024 is a part of the execution of a settlement that was previously reached in July 2022 with six previous owners of Red Rock Travel Group, LLC (“Red Rock”), an entity that was discontinued by the Company in May 2019. Net liabilities from discontinued operations on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 include the residual liabilities related to the sale of Platinum Tax Defenders (“Platinum Tax”), a business previously owned by the Company, which was sold in November 2023. Please refer to Note 11. Discontinued Operations for further detail.

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

The Company does not have a significant exposure to credit losses as it has historically had a less than 1.0% loss rate where the Company received no settlement amount for its outstanding accounts receivable. Although possible, claims resulting in zero collection upon settlement are rare based on the Company’s historical experience and has historically been less than 1.0% of its outstanding accounts receivable, thereby resulting in a collection rate of 99%. The Company uses the loss rate method to record its allowance for credit losses. The Company applies the loss rate method by reviewing its zero collection history on a quarterly basis and updating its estimates of credit losses to adjust for changes in loss data. The Company typically collects on its accounts receivable between eighteen and twenty-four months after recording. The Company does not record an allowance for credit losses based on an aging of its accounts receivable as the aging of the Company’s receivables do not influence the credit loss rate due to the nature of its business and the letter of protection. The Company does not adjust its receivables for the effects of a significant financing component at contract inception as the timing of variable consideration is determined by the settlement, which is outside of the Company’s control. As of September 30, 2025 and December 31, 2024, the Company’s allowance for credit losses was $249,799 and $255,215, respectively. As of September 30, 2024 and December 31, 2023, the Company’s allowance for credit losses was $122,190 for each period, respectively. The Company recognized $0 and $112,727 of credit loss expense during the three and nine months ended September 30, 2025, respectively, and $0 during the three and nine months ended September 30, 2024, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations. The balance of accounts receivable, net as of January 1, 2024 was $13,305,254.

The following table shows the allowance for credit losses activity:

	2025	2024
Balance at January 1	$(255,215)	$(122,190)
Current period provision	(112,727)	–
Write off charged against the allowance	118,143	–
Balance at September 30	$(249,799)	$(122,190)

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

Goodwill

Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors as such to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the nine months ended September 30, 2025 and 2024, the Company did not recognize any goodwill impairment and noted there were no such triggering events.

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

Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration, which has been based on a historical lookback of its actual settlement realization rates. The estimates of reserves established for variable consideration reflect current contractual requirements, the Company’s historical experience, specific known market events and trends, industry data and forecasted patient data and settlement patterns. Settlement realization patterns are assessed based on actual settlements and based on expected settlement realization trends obtained from discussions with attorneys, doctors and our third-party medical billing company. Settlement amounts are negotiated, and prolonged settlement negotiations are not indicative of a greater likelihood of reduced settlement realization or zero settlement.

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

Settlement Rates

Prior to fiscal year 2024, the Company historically realized a 49% settlement rate from total gross billed charges. Accordingly, the Company had historically recognized net healthcare service revenue as 49% of gross billed amounts. During the nine months ended September 30, 2024, the Company underwent efforts to accelerate cash settlement of its accounts receivable to generate cash flow for operations. The Company did this by shortening its settlement negotiations with insurance companies and accepting lower settlement amounts. Additionally, during 2024, the Company completed a thorough review of its third-party billing data, including reviewing historical reports and new reporting methods as a part of its updated analysis. Based upon this review, it was determined that a 24-month lookback period should be used in the analysis of the Company’s historical settlement realization rates. As a result of the efforts to accelerate cash settlement during the nine months ended September 30, 2024, the Company realized a 44% average settlement rate of its gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. This resulted in a $1,650,474 million reduction in its accounts receivable and revenue during the third quarter of 2024 related to the change in estimate. Additionally, as a result of this reduced settlement realization experience, the Company recorded reductions to net revenue of $0 and $1,199,155 for the three and nine months ended September 30, 2024, respectively. The Company will continue to evaluate its estimate of its settlement realization rates in the future, which will include a monthly review of the Company’s historical settlement realization rates, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and the Company’s third-party medical billing company in order to determine its variable consideration under ASC 606 and the net transaction price. The Company will update its settlement realization rate estimate used in determining its accounts receivable and revenue each quarter based on this review. As of September 30, 2025, the settlement realization rate at which the Company’s accounts receivable and revenue is recorded is 42%.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations and changes in stockholders’ equity. The Company recognized advertising and marketing expense of $104,663 and $84,914 for the three months ended September 30, 2025 and 2024, respectively. The Company recognized advertising and marketing expense of $308,001 and $263,864 for the nine months ended September 30, 2025 and 2024, respectively.

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

Share-Based Compensation

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

The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete, or the date on which it is probable that performance will occur.

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.

The expense resulting from share-based payments is recorded in general and administrative expense in the consolidated statements of operations.

Income Taxes

Income taxes are determined in accordance with ASC Topic 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The One Big Beautiful Bill Act (the “OBBBA”), which was enacted on July 4, 2025, makes numerous tax changes. The Company does not expect the tax provisions of the OBBBA will have a material impact on the Company’s effective tax rate.

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

As of September 30, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

Income (Loss) per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Income available to common stockholders consists of net (loss) income less any preferred stock dividends. Potentially dilutive securities include non-vested restricted stock, outstanding stock options, warrants, and debts convertible into common stock. The dilutive effect of stock options and warrants are reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The diluted effect of debt convertibles is reflected utilizing the if converted method.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company had sustained recurring operating losses since its inception and has an accumulated deficit of $76,533,799 as of September 30, 2025. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

Recently Issued Accounting Standards

The FASB issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments – Credit Losses (Topic 326); Measurement of Credit Losses for Accounts Receivable and Contract Assets” in July 2025. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The amendments will be applied prospectively. The amendments in this update provide (1) all entities with a practical expedient wherein as part of developing reasonable and supportable forecasts when estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset, and (2) entities other than public business entities are now allowed an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 to consider collection activity after the balance sheet date when estimating expected credit losses. The Company is analyzing the impact that ASU 2025-05 will have on the Company’s consolidated financial statements but does not expect any material impacts.

The FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” in November 2024. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments require disclosure in the notes to financial statements of specified information about certain costs and expenses related to selling expenses and in annual reporting periods, an entity’s definition of selling expenses, among other qualitative descriptions of relevant expense captions that are not separately disaggregated quantitatively. The Company is analyzing the impact that ASU 2024-03 will have on the Company’s required disclosures but does not expect any material impacts.

Recently Adopted Accounting Standards

The FASB issued ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures” (“Topic 280”) in November 2023. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Topic 280 improves “reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” There were no material impacts on the consolidated financial statements at adoption.

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

During the second quarter of 2025, as part of the Company’s ongoing enhancements to internal controls over financial reporting, a detailed review of its interest expense-related cash flow classification was performed. As a result, the Company restated certain amounts within the condensed consolidated statement of cash flows for the nine months ended September 30, 2024. This was reclassified to correct the presentation of $1,953,667 of non-cash interest accrual adjustments related to the Company’s line of credit as of September 30, 2024. These amounts, previously presented within net proceeds from the line of credit in financing activities, are now presented within operating activities. This change in presentation has no impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or total cash flows for any related period.

The following table summarizes the impact of the correction on the Company’s condensed consolidated statement of cash flows for the period ending September 30, 2024.

	Impact of correction of error
Nine months ended September 30, 2024 (Unaudited)	As previously reported	Adjustments	As restated

Net cash used in operating activities of continuing operations	$(3,996,905)	$1,953,667	$(2,043,238)
Net cash provided by financing activities of continuing operations	$4,968,250	$(1,953,667)	$3,014,583

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2025	December 31, 2024
Accounts payable	$846,429	$684,324
Accrued credit cards	17,791	14,322
Accrued liability for settlements of previously factored receivables	281,967	242,292
Accrued income and property taxes	3,687	3,317
Accrued professional fees	99,114	29,122
Accrued board fees	–	15,000
Accrued expense – dividend payable	33,108	32,190
Accrued public company fees	5,000	5,000
Accrued payroll and bonuses	372,695	346,347
Accrued expense – medical procedures	–	7,846
Total	$1,659,791	$1,379,760

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Medical equipment	$23,640	$96,532
Computer equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	15,079
Leasehold improvement	15,950	15,950
Total	63,858	136,750
Less: accumulated depreciation	(60,143)	(115,552)
Property and equipment, net	$3,715	$21,198

For the three months ended September 30, 2025 and 2024, depreciation expense was $762 and $3,365, respectively. For the nine months ended September 30, 2025 and 2024, depreciation expense was $4,890 and $10,096, respectively. During the first quarter of 2025, the Company identified assets that were no longer functional in its medical facilities. As such, the Company has recorded a reduction in medical equipment and the related depreciation which resulted in a loss from the disposal of $12,593 in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

5.	LAND

As of September 30, 2025 and December 31, 2024, the Company had 27 acres of land of approximately $540,000. The land is currently vacant and is expected to be developed into a residential community.

6.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due from previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts is $4,979 due from the previous owners as of September 30, 2025 and December 31, 2024.

The Company previously obtained $120,997 in short-term advances from the Chairman of the Board that were non-interest bearing and due on demand. During the nine months ended September 30, 2024, the Company fully repaid the $120,997 owed to the Chairman.

See also Note 8. Convertible Notes Payable and the disclosure regarding Note payable 41.

See also Note 13. Commitments and Contingencies for compensation paid to employees of the Company.

7.	NOTES AND LOANS PAYABLE

Notes payable and line of credit at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
Notes and loans payable	$15,067,583	$9,209,896
Less current portion	(14,927,993)	(8,958,171)
Long-term portion	$139,590	$251,725

Long-term debt matures as follows:

Amount
2025 (remainder of year)	$14,814,382
2026	114,814
2027	4,814
2028	4,813
2029	4,813
Thereafter	123,947
Total	$15,067,583

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

The note does not bear interest and requires fixed payments as follows: (i) if the Company raises at least $5 million but less than $6 million in its planned underwritten public offering (the “Offering”), then it must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th, 180th, and 240th days following the closing of the Offering, respectively; (ii) if the Company raises at least $6 million but less than $7 million in the Offering, then it must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if the Company raises at least $7 million in the Offering, then it must repay the entire principal amount on the closing date of the Offering. If the Offering is not completed by August 15, 2024, then the Company is required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. Notwithstanding the foregoing, if the Company abandons the Offering and conducts a new public offering thereafter, then the Company is required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the note, it shall become immediately due and payable on such date. The Company may prepay the entire principal amount at any time without penalty. The note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest would automatically begin to accrue at a simple interest rate of ten percent per annum. This transaction was accounted for as a debt extinguishment and a gain on settlement of $78,834 was recorded to the unaudited, consolidated statement of operations for the quarter ended June 30, 2024, in accordance with FASB Topic 470 Borrower’s Accounting for Debt Modifications. During the nine months ended September 30, 2025, the Company paid $225,000 against the outstanding principal balance. At September 30, 2025 and December 31, 2024, the remaining principal balance was $185,000 and $410,000, respectively.

Loans and Notes Payable – Unrelated Party

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at September 30, 2025 and December 31, 2024. The accrued interest of the debenture was $9,856 and $8,869 at September 30, 2025 and December 31, 2024, respectively. The Company assigned all its receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The principal balance and accrued interest at September 30, 2025 was $144,404 and $0, respectively, and principal balance and accrued interest at December 31, 2024 was $142,916 and $0, respectively.

Line of Credit

On September 29, 2023, the Company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC (“DML”) which was automatically renewed for a term of one year on September 29, 2025. This revolving and purchase security agreement is structured as a secured borrowing, under which accounts receivable are pledged as collateral to secure advances under our line of credit. The related accounts receivable remain recorded as assets on our balance sheet, and the amounts drawn are recorded as a liability under ‘Line of Credit’ until repaid. Under the terms of the facility, the Company may request advances up to 70% of eligible receivables, with the remaining balance held as a reserve. The Company is required to repurchase or replace certain ineligible or uncollected receivables. All collections on pledged receivables are remitted directly to the lender and applied to the outstanding borrowing. The lender has recourse to the Company for uncollected balances and maintains the right to enforce its security interest upon default. Initially, accounts receivables pledged for this revolving and purchase security agreement for up to a maximum advance amount of $4.5 million. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by the Company and DML, the maximum amount may be increased. On April 24, 2024, the Company and Nova entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, the Company and Nova entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. On December 27, 2024, the Company and Nova entered into amendment No. 3 with DML which further increased the maximum advance amount to $15,000,000. See also Note 17. Subsequent Events.

Under the terms of the facility, collections from these receivables are used to repay advances outstanding, which are recognized as secured borrowings totaling $14,727,190 and $8,645,991, as of September 30, 2025 and December 31, 2024, respectively. The unused line of credit balance as of September 30, 2025 and December 31, 2024 was $272,810 and $6,354,009, respectively. The accrued interest related to the line of credit was $537,284 and $315,031 as of September 30, 2025 and December 31, 2024, respectively. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2026. The facility is subject to customary recourse and repurchase provisions, and includes certain covenants and restrictions on further pledge or sale of receivables.

8.	CONVERTIBLE NOTES PAYABLE

As of September 30, 2025 and December 31, 2024, the Company had convertible debt outstanding net of amortized debt discount of $50,000 and $105,000, respectively. During the nine months ended September 30, 2025, the Company did not receive any proceeds from convertible notes and no interest was repaid. During the nine months ended September 30, 2024, the Company paid the total principal outstanding of $100,080 and the total outstanding interest of $22,279 to the holder of Notes 9 and 10-1. The Company also paid the total principal outstanding of $5,000 and the total outstanding interest of $501 to the holder of Note 41. Additionally, the Company paid $100,000 of accrued interest to convertible noteholder related to note 40-1. On June 11, 2024, the Company entered into a settlement agreement and release of claims with the holder of Notes 29-2, 37-1, 37-2 and 37-3 (see below and also Note 7. Notes and Loans Payable for further details). Pursuant to the settlement agreement and release of claims, the holder agreed to cancel these notes in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000. Additionally, during the nine months ended September 30, 2024, the Company exchanged Notes 40-1, 40-2, 40-3, 40-4, 40-5, 40-6, 40-7, 40-8, 40-9 and 40-10 for the issuance of 938,908 shares of series Y senior convertible preferred stock to the noteholder. See also Note 9. Capital Stock.

During the nine months ended September 30, 2025, the Company converted $154,049 in principal and accrued interest on Note 10 and $1,500 in conversion cost into 192,495 shares of common stock. The Company recognized $145,679 of additional paid-in capital to adjust the fair value for the debt settlement during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company converted $680 in accrued interest and $1,000 in conversion cost into 1,222 shares of common stock. The Company recognized $1,679 of additional paid-in capital to adjust the fair value for the debt settlement during the nine months ended September 30, 2024.

There are no unamortized debt discounts associated with the convertible debt at September 30, 2025 and December 31, 2024. For the three months ended September 30, 2025 and 2024, the Company recorded amortization of debt discounts of $0. For the nine months ended September 30, 2025 and 2024, the Company recorded amortization of debt discounts of $0 and $24,821, respectively.

Convertible notes as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
Convertible notes payable	$50,000	$105,000
Discounts on convertible notes payable	–	–
Total convertible debt less debt discount	50,000	105,000
Current portion	50,000	105,000
Long-term portion	$–	$–

The following is a schedule of convertible notes payable as of and for nine months ended September 30, 2025.

Note #	Issuance	Maturity	Principal Balance 12/31/24	Settlements and/or Principal Conversions	New Loans or (Cash Paydown)	Shares Issued Upon Conversion or Exchange	Principal Balance 9/30/25	Accrued Interest on Convertible Debt at 12/31/24	Interest On Convertible Debt For the Period Ended 9/30/25	Accrued Interest on Convertible Debt at 9/30/25
10	01/24/2017	01/24/2018	55,000	(55,000)	–	192,495	–	91,905	(91,905)	–
10-2	03/30/2023	03/30/2024	25,000	–	–	–	25,000	7,538	3,725	11,263
10-3	08/11/2023	08/11/2024	25,000	–	–	–	25,000	5,859	3,724	9,583
			$105,000	$–	$–	–	$50,000	$105,302	$(84,456)	$20,846

Note 9

On September 12, 2016, the Company issued a convertible promissory note in the principal of $80,000 for services rendered, which matured on September 12, 2017. In May of 2024, the $58,846 total outstanding principal and interest was paid in full.

Note 10, 10-1, 10-2 and 10-3

On January 24, 2017, the Company issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. On August 26, 2025, the total outstanding principal and accrued interest of $154,049 was converted into 192,495 shares of the Company’s common stock. Note 10 accrued interest at a default interest rate of 20% per annum. On February 10, 2023, the Company executed a second tranche under this note in the principal amount of $50,000 (Note 10-1). On March 30, 2023, the Company executed a third tranche under this note in the principal amount of $25,000 (Note 10-2). On August 11, 2023, the Company executed a fourth tranche under this note in the principal amount of $25,000 (Note 10-3). In May of 2024, the $63,513 total outstanding principal and interest on Note 10-1 was paid in full.

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

Preferred Stock

The Company has designated multiple series of preferred stock, including 2 shares of series A preferred stock, 3,000,000 shares of series B preferred stock, 500 shares of series C preferred stock, 1,000,000 shares of series E preferred stock, 50,000 shares of series F-1 preferred stock, 15,000,000 shares of series I preferred stock, 2,000,000 shares of series J preferred stock, 400,000 shares of series L preferred stock, 3,000,000 shares of series N senior convertible preferred stock, 5,000 shares of series R convertible preferred stock, 5,000,000 shares of series X senior convertible preferred stock and 1,500,000 shares of series Y senior convertible preferred stock.

The following is a description of the rights and preferences of each series of preferred stock.

Redeemable Preferred Stock

The Company recognizes the series N senior convertible preferred stock and series X senior convertible preferred stock as mezzanine equity in accordance with ASC 480, “Distinguishing Liabilities from Equity”.

Series N Senior Convertible Preferred Stock

As of September 30, 2025 and December 31, 2024, there were 1,006,857 and 921,636 shares of series N senior convertible preferred stock issued and outstanding, respectively.

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

Dividend Rights. Holders of series N senior convertible preferred stock are entitled to dividends at a rate per annum of 12.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series N senior convertible preferred stock), such rate would increase by 8% per annum. Dividends accrued from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date in cash or common stock at the Company’s discretion. Dividends payable in common stock are to be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common stock on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date. For the nine months ended September 30, 2025, cumulative dividends earned on the series N senior convertible preferred stock were $340,877. The cumulative accrued dividends for the nine months ended September 30, 2025 were paid by the Company via the issuance of 85,221 shares of series N senior convertible preferred stock.

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

Series R Convertible Preferred Stock

As of September 30, 2025 and December 31, 2024, there were no shares of series R convertible preferred issued and outstanding. The series R convertible preferred stock was cancelled as part of the June 2024 promissory note and settlement agreement. See also Note 7. Notes and Loans Payable and Note 8. Convertible Notes Payable.

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

Series X Senior Convertible Preferred Stock

As of September 30, 2025 and December 31, 2024, there were 427,690 and 397,464 shares of series X senior convertible preferred stock issued and outstanding, respectively.

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

Dividend Rights. Holders of series X senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series X senior convertible preferred stock), such rate was to increase by 5% per annum. Dividends accrue from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date. For the nine months ended September 30, 2025, cumulative dividends earned on the series X senior convertible preferred stock were $120,900. The cumulative accrued dividends for the nine months ended September 30, 2025 were paid by the Company via the issuance of 30,226 shares of series X senior convertible preferred stock.

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

Non-redeemable Preferred Stock

Series A Preferred Stock

As of September 30, 2025 and December 31, 2024, there were 2 shares of series A preferred stock issued and outstanding.

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

Series B Preferred Stock

As of September 30, 2025 and December 31, 2024, there were 0 and 1,279,867 shares of series B preferred stock issued and outstanding, respectively. During the nine months ended September 30, 2025, all outstanding shares of series B preferred stock were converted into common stock.

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

Series C Preferred Stock

As of December 30, 2025 and December 31, 2024, there were 0 and 74 shares of series C preferred stock issued and outstanding, respectively. During the nine months ended September 30, 2025, all outstanding shares of series C preferred stock were converted into common stock.

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

Series E Preferred Stock

As of September 30, 2025 and December 31, 2024, there were 0 and 175,375 shares of series E preferred stock issued and outstanding, respectively. During the nine months ended September 30, 2025, all outstanding shares of series E preferred stock were converted into common stock.

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

Series F-1 Preferred Stock

As of September 30, 2025 and December 31, 2024, there were 3,875 shares of series F-1 preferred stock issued and outstanding.

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

Series I Preferred Stock

As of September 30, 2025 and December 31, 2024, there were 10,075,092 and 10,469,092 shares of series I preferred stock issued and outstanding, respectively.

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

Series J Preferred Stock

As of September 30, 2025 and December 31, 2024, there were no shares of series J preferred stock issued and outstanding. During the nine months ended September 30, 2024, all outstanding shares of series J preferred stock were converted into common stock.

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

Series L Preferred Stock

As of September 30, 2025 and December 31, 2024, there were 319,493 shares of series L preferred stock issued and outstanding.

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

Series Y Senior Preferred Stock

As of September 30, 2025 and December 31, 2024, there were 1,041,764 and 979,125 shares of series Y senior convertible preferred stock issued and outstanding, respectively.

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

Dividend Rights. Holders of series Y senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series Y senior convertible preferred stock), such rate shall increase by 5% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date and may be paid in cash or common stock at our discretion; provided that the Company may only pay dividends in common stock if such common stock is free-trading, freely transferable, and does not contain a legend (or be subject to stop transfer or similar instructions) restricting the resale or transferability thereof. Dividends payable in common stock shall be calculated based on a price equal to eighty percent (80%) of the VWAP during the five (5) trading days immediately prior to the applicable payment date. For the nine months ended September 30, 2025, cumulative dividends earned on the series Y senior convertible preferred stock were $301,470. The cumulative accrued dividends for the nine months ended September 30, 2025 were paid by the Company via the issuance of 62,639 shares of series Y senior convertible preferred stock and $50,000 in cash. At September 30, 2025, the total dividends payable was $33,108.

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

Preferred Stock Transactions

During the nine months ended September 30, 2025, the Company executed the following transactions:

•	An aggregate of 300,000 shares of series B preferred stock, 6 shares of series C preferred stock and 54,000 shares of series E preferred stock were issued in exchange for the cancellation of an aggregate of 391,500 shares of series I preferred stock.

•	An aggregate of 1,579,867 shares of series B preferred stock were converted into an aggregate of 3,159,736 shares of common stock.

•	An aggregate of 80 shares of series C preferred stock were converted into an aggregate of 800,000 shares of common stock.

•	An aggregate of 229,375 shares of series E preferred stock were converted into an aggregate of 458,750 shares of common stock.

•	An aggregate of 2,500 shares of series I preferred stock were converted into an aggregate of 5,000 shares of common stock.

•	An aggregate of 62,639 shares of series Y senior convertible preferred stock were issued with an aggregate value of $250,554.

•	An aggregate of 85,221 shares of series N senior convertible preferred stock were issued with an aggregate value of $340,877.

•	An aggregate of 30,226 shares of series X senior convertible preferred stock were issued with an aggregate value of $120,900.

During the nine months ended September 30, 2024, the Company executed the following transactions:

•	On January 19, 2024, the Company issued 62,500 shares of series I preferred stock to each of Daniel R. Thompson, the Chairman of the Board, and Alex Cunningham, the Company’s Chief Executive Officer, for $250,000 bonus compensation for the fiscal year of 2023, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 5,000 shares of series I preferred stock to Matthew Shafer, the Company’s Chief Financial Officer, for $20,000, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 2,500 shares of series I preferred stock to Zia Choe, the Company’s former Chief Accounting Officer, for $10,000, at the fair value of $4.48 per share.

•	An aggregate of 1,385,549 shares of series B preferred stock were converted into an aggregate of 2,771,098 shares of common stock.

•	An aggregate of 78 shares of series C preferred stock were converted into an aggregate of 780,000 shares of common stock.

•	An aggregate of 80,375 shares of series E preferred stock were converted into an aggregate of 160,750 shares of common stock.

•	An aggregate of 26,252 shares of series F-1 preferred stock were converted into an aggregate of 52,504 shares of common stock.

•	An aggregate of 3,477,000 shares of series I preferred stock were converted into an aggregate of 6,954,000 shares of common stock.

•	An aggregate of 1,713,584 shares of series J preferred stock were converted into an aggregate of 3,427,168 shares of common stock.

•	2 shares of series C preferred stock were cancelled, which were issued erroneously.

•	165 shares of series R preferred stock were cancelled as part of the settlement agreement described in Note 7. Notes and Loans Payable

•	On May 15, 2024, in conjunction with the exchange of certain senior secured convertible promissory notes, 938,908 shares of series Y senior convertible preferred stock were issued with an aggregate value of $3,755,632.

•	On September 25, 2024, 16,206 shares of series Y senior convertible preferred stock were issued with an aggregate value of $64,824 as payment of accrued dividends.

In connection with the aforementioned share issuances on January 19, 2024 and January 31, 2024, the Company engaged a valuation specialist to perform a business valuation Monte Carlo simulation for the series I preferred stock resulting in those indicated fair values.

Common Stock

During the nine months ended September 30, 2025, in addition to the conversions of preferred stock noted above, the Company issued common stock as part of the following transactions:

•	On June 5, 2025, as part of a legal settlement, the Company retired 59,248 shares of common stock.

•	On June 30, 2025, the Company issued 15,000 shares of common stock to an investor relation service provider. The Company recognized the fair value for the issuance of the 15,000 shares at $6.50 per share on the closing market price of June 30, 2025, and recorded selling, general and administrative expense of $97,500 in the consolidated statement of operations.

•	On September 2, 2025, the Company issued 192,495 shares of common stock upon conversion of a convertible note.

•	On July 31, 2025, the Company issued 2,500 shares of common stock to an employee for services rendered. The Company recognized the fair value for the issuance of the 2,500 shares at $5.00 per share on the closing market price of July 30, 2025, and recorded share-based compensation expense of $12,500 in the consolidated statement of operations.

•	On September 26, 2025, the Company issued an aggregate of 15,000 shares of restricted common stock under the Company’s 2024 Equity Incentive Plan to three board members for their annual retainer grants for the fiscal year 2024, which vested in full on the date of grant. The Company recognized the fair value for the issuance of the shares at $1.53 per share based on the closing market price on the grant date. Share-based compensation expense of $22,950 was recorded in the consolidated statement of operations.

•	On September 26, 2025, the Company also issued an aggregate of 15,000 shares of restricted common stock under the Company’s 2024 Equity Incentive Plan to three board members for their annual retainer grants for the fiscal year 2025, with 3,750 shares vesting on the date of grant and the remaining shares vesting in equal parts over the course of three quarters commencing on October 1, 2025. The Company recognized the fair value for the issuance of the shares at $1.53 per share based on the closing market price on the grant date. Share-based compensation expense of $5,738 was recorded in the consolidated statement of operations.

During the nine months ended September 30, 2024, in addition to the conversions of preferred stock noted above, the Company issued common stock as part of the following transactions:

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

Share-based compensation

Share-based compensation expense is attributable to restricted common stock awards granted to our non-employee independent directors as well as common or preferred stock issued to employees and service providers for services rendered. We recognize expense using a straight-line amortization method as reflected in general and administrative expense in the condensed consolidated statement of operations. Share-based compensation expense for the three months ended September 30, 2025 and 2024, was $41,188 and $0, respectively. Share-based compensation for the nine months ended September 30, 2025 and 2024 was $138,688 and $300,225, respectively.

Generally, all forms of share-based payments, including restricted stock grants, are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. Grant date fair value of restricted common stock and common stock awards is determined using the Company’s closing share price on the grant date. Grant date fair value of any preferred stock awards is determined utilizing a third-party valuation. Total unearned stock-based compensation was $17,213 at September 30, 2025 as compared to $0 at September 30, 2024. These costs will be charged to expense and amortized on a straight-line basis during the fourth quarter of 2025 as well as the first and second quarters of 2026.

A summary of non-vested restricted stock activity for the nine months ended September 30, 2025 is presented as follows:

	Number of Non-vested Restricted Common Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	–	$–
Granted	30,000	1.53
Vested	(18,750)	1.53
Balance at September 30, 2025	11,250	$1.53

10.	WARRANTS

The table below sets forth warrant activity during the nine months ended September 30, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2025	3,144	$1,164.72
Granted	–	–
Exercised	–	–
Expired	(3)	9,000.00
Balance at September 30, 2025	3,141	1,157.23
Warrants Exercisable at September 30, 2025	3,141	$1,157.23

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2024	3,150	$1,162.76
Granted	–	–
Exercised	–	–
Expired	(3)	135.00
Balance at September 30, 2024	3,147	1,163.74
Warrants Exercisable at September 30, 2024	3,147	$1,163.74

11.	DISCONTINUED OPERATIONS

Net liabilities from discontinued operations on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 include residual liabilities related to the sale of Platinum Tax which was sold in November 2023. The $111,312 loss from discontinued operations presented in the condensed consolidated statement of operations for the nine months ended September 30, 2024 is a part of the execution of a settlement reached in July 2022 with six previous owners of Red Rock, an entity that was discontinued by the Company in May 2019. As a result, the Company recognized the fair value for the issuance of 37,104 shares at $3 per share on the closing market price of February 4 through February 6, 2024, and recorded share loss from discontinued operations of $111,312 in the consolidated statement of operations.

Net liabilities of discontinued operations	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$238,285	$238,285
Net liabilities of discontinued operations	$(238,285)	$(238,285)

	Nine Months Ended September 30,
Gain (Loss) from discontinued operations	2025	2024
Loss on settlement	$–	$(111,312)
Loss from discontinued operations	$–	$(111,312)

12.	GOODWILL

The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the nine months ended September 30, 2025 and 2024, the Company determined there were no triggering events which may suggest impairment indicators were present.

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

The Company leases twelve medical facilities and one vehicle as operating leases as of September 30, 2025. The Company recorded operating lease expenses of $112,832 and $126,831 for the three months ended September 30, 2025 and 2024, respectively, and $347,350 and $327,008 for the nine months ended September 30, 2025 and 2024, respectively.

The Company has operating leases with future commitments as follows:

Amount
October 2025 – September 2026	$226,891
October 2026 – September 2027	77,871
Total Future Undiscounted Lease Payments	$304,762
Less imputed interest	15,033
Total lease obligations	$289,729

The following table summarizes supplemental information about the Company’s leases:

Weighted-average remaining lease term	1.40 years
Weighted-average discount rate	7.17%

Employees

Effective January 1, 2025, the Company entered into an employment agreement with Alex Cunningham, the Company’s President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Cunningham is entitled to an initial base salary of $885,000 per year and is eligible for an annual bonus. The base salary shall be increased by a minimum of 10% per year beginning on January 1, 2026. Mr. Cunningham’s base salary shall be automatically and permanently increased by $100,000 upon the successful acquisition of certain companies in 2025. His base salary will also be automatically and permanently increased by $100,000 following the Company’s successful listing on Nasdaq and a corresponding $4 million dollar capital raise beginning the month after the uplisting and commensurate close of the equity raise. Mr. Cunningham is entitled to a one-time performance bonus of $100,000 following the Company’s successful listing on Nasdaq with a corresponding $4 million dollar capital raise. Mr. Cunningham shall also earn a one-time performance bonus of $100,000 following each future successful acquisition. In the event that the Company is unable to pay his base salary or bonus in dollars, a portion of, or all compensation due to Mr. Cunningham, may be converted to a promissory note bearing an annual interest rate of 5.00% with interest to be paid quarterly. In addition, effective as of January 1, 2025, all past due amounts owed to Mr. Cunningham shall earn interest at a rate of 5% with interest paid quarterly. For the year ended December 31, 2024, the Company agreed to pay $360,000 per year and $250,000 of targeted annual incentives to Mr. Cunningham based on his prior employment agreement and its related amendments since July 1, 2020, of which 75% was being paid in cash and 25% was accrued as of December 31, 2024. The total outstanding accrued compensation as of September 30, 2025 and December 31, 2024 was $2,215,500 which is included in, accrued expenses – related parties, in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The total interest accrued for the three and nine months ended September 30, 2025 was $27,921 and $82,854 respectively.

Effective July 15, 2020, the Company entered into an employment agreement with Daniel Thompson, the Company’s Chairman, which was amended January 1, 2025. Pursuant to the employment agreement, Mr. Thompson is entitled to a base salary of $360,000 per year through 2024 and $700,000 for calendar year 2025. Mr. Thompson is eligible for an incentive annual bonus, for a one-time performance bonus of $200,000 following the Company’s successful listing on Nasdaq with a corresponding $4 million dollar capital raise and for a one-time performance bonus of $250,000 upon the successful closing of any acquisition in 2025. Through calendar year 2024, Mr. Thompson was also eligible to receive compensation in shares of preferred stock in the event that the Company was unable to pay his base salary in dollars. For calendar year 2025, in the event that the Company is unable to pay his base salary or bonus in dollars, a portion of or all compensation due to Mr. Thompson may be converted to a promissory note bearing an annual interest rate of 5.00% with interest to be paid quarterly. In addition, effective as of January 1, 2025, all past due amounts owed to Mr. Thompson shall earn interest at a rate of 5% with interest paid quarterly. For the year ended December 31, 2024, the Company agreed to pay $360,000 per year and $250,000 of targeted annual incentives to the Mr. Thompson based on his employment agreement and its related amendments since July 15, 2020, of which 56% was paid in cash and 44% was accrued at December 31, 2024. The total outstanding accrued compensation as of September 30, 2025 and December 31, 2024 was $2,320,500 which is included in, accrued expenses – related parties, in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The total interest accrued for the three and nine months ended September 30, 2025 was $29,245 and $86,780, respectively.

On January 2, 2024, the Company entered into an employment agreement with Matthew T. Shafer, the Company’s Chief Financial Officer. Pursuant to the employment agreement, Mr. Shafer is entitled to an annual base salary of $228,000, which may be increased from time to time, provided that the base salary shall increase by a minimum of 10% after each of the first two years of service. Accordingly, Mr. Shafer’s base salary was increased to $250,800 effective as of January 1, 2025. He is also eligible for consideration for a one-time achievement bonus equal to 35% of base salary within sixty (60) days upon our company uplisting to a national securities exchange. In addition, he is also eligible for an annual target bonus equal to 25% of base salary based on the achievement of certain performance goals and annual stock option grants. There was no outstanding accrued compensation as of September 30, 2025 and December 31, 2024.

The Company entered into a management agreement effective May 31, 2021 for compensation to the principals of Nova in the form of an annual base salaries of $372,000 to one of the three doctors, $450,000 to the second, and $372,000 to the third doctor. Collectively, as a group, such principals will receive an annual cash bonus and stock equity set forth below, which will be conditioned upon the Company achieving 100% of the annual objectives of financial performance goals as set forth below. The Company did not record an accrual for the bonus for the nine months ended September 30, 2025 and the year ended December 31, 2024, as the financial performance objectives were not expected to be met.

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

At September 30, 2025, the Company had federal and state net operating loss carry forwards of approximately $21.2 million that expire in various years through the year 2040. Due to current period losses and carryforwards of past net operating losses, there is no provision for current federal or state income taxes for the three and nine months ended September 30, 2025 and 2024.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes. The Company has a deferred tax asset that consists of net operating loss carry forwards calculated using federal and state effective tax rates. Because of the Company’s lack of past earnings history, the deferred tax asset has been fully offset by a valuation allowance. The OBBBA, which was enacted on July 4, 2025, makes numerous tax changes. The Company does not expect the tax provisions of the OBBBA will have a material impact on the Company’s effective tax rate.

16.	SEGMENT REPORTING

As of September 30, 2025, the Company had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

	September 30, 2025	December 31, 2024
Asset:
Healthcare	$25,975,901	$21,298,866
Real Estate	547,705	576,478
Corporate, administration and other	1,085,910	2,050,335
Consolidated assets	$27,609,516	$23,925,679

	Three Months Ended September 30,
	2025	2024
Revenues:
Healthcare	$3,058,740	$1,355,641
Real Estate	–	–
Consolidated revenues	$3,058,740	$1,355,641

Cost of sales:
Healthcare	$1,149,161	$1,000,601
Real Estate	–	–
Consolidated cost of sales	$1,149,161	$1,000,601

Operating Expenses:
Healthcare
Depreciation expense	$762	$3,365
Selling, general and administrative	265,289	213,478
Total Healthcare	266,051	216,843
Real Estate	25	4,000
Corporate, administration and other expenses (a)	1,000,224	719,357
Consolidated operating expenses	$1,266,300	$940,200

Income (loss) from operations from subsidiaries:
Healthcare	$1,643,528	$138,197
Real Estate	(25)	(4,000)
Income from operations from subsidiaries	1,643,503	134,197
Loss from operations from Cardiff Lexington	(1,000,224)	(719,357)
Total income (loss) from operations	$643,279	$(585,160)

Income (loss) before taxes
Healthcare	$1,643,528	$138,197
Real Estate	(25)	(4,000)
Corporate, administration and other non-operating expenses (b)	(2,787,802)	(2,112,165)
Consolidated loss from continuing operations	$(1,144,299)	$(1,977,968)

	Nine Months Ended September 30,
	2025	2024
Revenues:
Healthcare	$8,763,314	$5,149,416
Real Estate	–	–
Consolidated revenues	$8,763,314	$5,149,416

Cost of sales:
Healthcare	$3,317,943	$2,741,765
Real Estate	–	–
Consolidated cost of sales	$3,317,943	$2,741,765

Operating Expenses:
Healthcare
Depreciation expense	$4,890	$10,096
Loss on disposal of fixed assets	12,593	–
Selling, general and administrative	852,978	658,456
Total Healthcare	870,461	668,552
Real Estate	29,143	8,836
Corporate, administration and other expenses (a)	2,748,877	2,255,914
Consolidated operating expenses	$3,648,481	$2,933,302

Income (loss) from operations from subsidiaries:
Healthcare	$4,574,910	$1,739,099
Real Estate	(29,143)	(8,836)
Income from operations from subsidiaries	4,545,767	1,730,263
Loss from operations from Cardiff Lexington	(2,748,877)	(2,255,914)
Total income (loss) from operations	$1,796,890	$(525,651)

Income (loss) before taxes
Healthcare	$4,573,313	$1,739,099
Real Estate	(29,143)	(8,836)
Corporate, administration and other non-operating expenses (b)	(7,365,641)	(4,011,608)
Consolidated loss from continuing operations	$(2,821,471)	$(2,281,345)

(a)	Corporate, administration and other operating expenses includes payroll, management fees, stock compensation, legal fees, accounting fees and public company/investor relations fees.

(b)	Corporate, administration and other non-operating expenses includes corporate selling, general and administrative expenses such as noted above as well as interest, amortization of notes payable discount and gain on settlement of debt.

17.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to September 30, 2025 to the date these consolidated financial statements were available to be issued and determined the following subsequent event and transaction required disclosure in these consolidated financial statements.

Effective October 1, 2025, the Company and Nova entered into amendment No. 4 to the purchase and security agreement with DML which further increased the maximum advance amount to $23,000,000 (See Note 7. Notes and Loan Payable).

On October 31, 2025, the Company entered into a service agreement with Greentree Financial Group, Inc. (“Greentree”), pursuant to which the Company engaged Greentree to provide certain advisory services relating to, among other things, the Company’s planned uplisting to a national securities exchange (the “Uplisting”). As compensation for its services, Greentree shall receive (i) 50,000 shares of common stock, which were issued on November 3, 2025, (ii) 200,000 shares of common stock within two days after the Uplisting and (iii) a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 (subject to adjustments), which shall vest 30 days prior to the Uplisting, which was issued on October 31, 2025.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K/A for the year ended December 31, 2024. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Recent Developments

On October 1, 2025, we and Nova entered into amendment No. 4 to the revolving purchase and security agreement described below, which further increased the maximum advance amount to $23,000,000.

Segments

As of September 30, 2025, we had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended September 30, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$3,058,740	100.00%	$1,355,641	100.00%
Total cost of sales	1,149,161	37.57%	1,000,601	73.81%
Gross profit	1,909,579	62.43%	355,040	26.19%
Operating expenses
Depreciation expense	762	0.02%	3,365	0.25%
Share based compensation	41,188	1.35%	–	–
Selling, general and administrative	1,224,350	40.03%	936,835	69.11%
Total operating expenses	1,266,300	41.40%	940,200	69.35%
Income (loss) from operations	643,279	21.03%	(585,160)	(43.16)%
Other (expense) income
Other expense	(20,550)	(0.67)%	(6,767)	(0.50)%
Penalties and fees	(1,500)	(0.05)%	–	–
Interest expense	(1,765,528)	(57.72)%	(1,386,041)	(102.24)%
Total other expense	(1,787,578)	(58.44)%	(1,392,808)	(102.74)%
Net loss	$(1,144,299)	(37.41)%	$(1,977,968)	(145.91)%

Revenue. For the three months ended September 30, 2025 and 2024, all of our revenue was generated by our healthcare segment, which is through a full range of diagnostic and surgical services. Our total revenue increased by $1,703,099, or 125.63%, to $3,058,740 for the three months ended September 30, 2025 from $1,355,641 for the three months ended September 30, 2024. Excluding the one-time change to revenue of $1,650,474 for a change in accounting estimate recorded in the third quarter of 2024 (discussed below), revenue increased by $52,625, or 1.75%.

For the three months ended September 30, 2024, we completed a thorough review of our third-party billing data, including reviewing historical reports and new reporting methods as a part of our updated analysis. Based upon this review it was determined that a 24-month lookback period should be used in the analysis of our historical settlement realization rates. As a result, we realized a 44% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. With the reduction in our estimate of our settlement realization rate from 49% to 44%, a $1,650,474 change in accounting estimate was taken during the third quarter of 2024 in our accounts receivable and revenue.

Cost of sales. Our cost of sales consists of surgical center and laboratory fees, physician and professional fees, salaries and wages and medical supplies. Our total cost of sales increased by $148,560, or 14.85%, to $1,149,161 for the three months ended September 30, 2025 from $1,000,601 for the three months ended September 30, 2024.

As a percentage of revenue, cost of sales decreased from 73.81% for the three months ended September 30, 2024 to 37.57% for the three months ended September 30, 2025. Excluding the cumulative catch up reduction to revenue of $1,650,474 noted above, as a percentage of revenue, cost of sales decreased from 39.17% for the three months ended September 30, 2024 to 37.57% for the three months ended September 30, 2025. The decrease is attributable to an increase in revenue as noted above, partially offset by increased laboratory fees and personnel-related fees.

Gross profit. As a result of the foregoing, our total gross profit increased by $1,554,539, or 437.85%, to $1,909,579 for the three months ended September 30, 2025 from $355,040 for the three months ended September 30, 2024. Our total gross margin (as a percentage of revenue) increased from 26.19% for the three months ended September 30, 2024 to 62.43% for the three months ended September 30, 2025.

Depreciation expense. Our depreciation expense was $762, or 0.02% of revenue, for the three months ended September 30, 2025, as compared to $3,365, or 0.25% of revenue, for the three months ended September 30, 2024.

Share based compensation expense. Share based compensation expense was $41,188 and $0 for the three months ended September 30, 2025 and 2024, respectively.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel related expenses, advertising expenses, professional advisor fees, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses increased by $287,515, or 30.69%, to $1,224,350 for the three months ended September 30, 2025 from $936,835 for the three months ended September 30, 2024. As a percentage of revenue, our selling, general and administrative expenses were 40.03% and 69.11% for the three months ended September 30, 2025 and 2024, respectively. The increase in selling, general and administrative expenses was primarily attributable to higher personnel and business development consulting related expenses.

Total other (expense) income. We had $1,787,578 in total other expense, net, for the three months ended September 30, 2025, as compared to $1,392,808 in total other expense, net, for the three months ended September 30, 2024. Total other expense, net, for the three months ended September 30, 2025 consisted of interest expense of $1,765,528, a conversion penalty of $1,500 and other expense of $20,550. Other expense, net, for the three months ended September 30, 2024 consisted of interest expense of $1,386,041 and other expense of $6,767. The increase in interest expense is primarily attributable to the increase in initial and incremental fees charged on the number of existing purchases and claims under the line of credit described below.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $1,144,299 for the three months ended September 30, 2025, as compared to $1,977,968 for the three months ended September 30, 2024, a decrease in loss of $833,669, or 42.15%.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations during the nine months ended September 30, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Nine Months Ended September 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$8,763,314	100.00%	$5,149,416	100.00%
Total cost of sales	3,317,943	37.86%	2,741,765	53.24%
Gross profit	5,445,371	62.14%	2,407,765	46.76%
Operating expenses
Depreciation expense	4,890	0.06%	10,096	0.20%
Loss on disposal of fixed assets	12,593	0.14%	–	–
Share based compensation	138,688	1.58%	300,225	5.83%
Selling, general and administrative	3,492,310	39.85%	2,622,981	50.94%
Total operating expenses	3,648,481	41.63%	2,933,302	56.96%
Income (loss) from operations	1,796,890	20.50%	(525,651)	(10.21)%
Other (expense) income
Other expense	(22,147)	(0.25)%	(4,720)	(0.09)%
Gain on debt refinance and forgiveness	–	–	78,834	1.53%
Penalties and fees	(1,500)	(0.02)%	(1,330)	(0.03)%
Interest expense	(4,594,714)	(52.43)%	(1,803,657)	(35.03)%
Amortization of debt discounts	–	–	(24,821)	(0.48)%
Total other expense	(4,618,361)	(52.70)%	(1,755,694)	(34.10)%
Loss from continuing operations	(2,821,471)	(32.20)%	(2,281,345)	(44.30)%
Loss from discontinued operations	–	–	(111,312)	(2.16)%
Net loss	$(2,821,471)	(32.20)%	$(2,392,657)	(46.46)%

Revenue. Our total revenue increased by $3,613,898, or 70.18%, to $8,763,314 for the nine months ended September 30, 2025 from $5,149,416 for the nine months ended September 30, 2024. Excluding the cumulative catch up reduction to revenue of $1,199,155 and the one-time change in accounting estimate of $1,650,474 (both discussed below), revenue increased by $764,269, or 9.55%. The increase in revenue is mainly attributable to an increase in both office visits and surgical procedures performed year over year.

For the nine months ended September 30, 2024, we realized a 44% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. Accordingly, we recorded a cumulative catch up reduction to net revenue of $1,199,155 for the nine months ended September 30, 2024. Additionally, with the reduction in our estimate of our settlement realization rate from 49% to 44%, a $1,650,474 change in accounting estimate was taken during the third quarter of 2024 in our accounts receivable and revenue.

Cost of sales. Our total cost of sales increased by $576,178, or 21.01%, to $3,317,943 for the nine months ended September 30, 2025 from $2,741,765 for the nine months ended September 30, 2024.

As a percentage of revenue, cost of sales decreased from 53.24% for the nine months ended September 30, 2024 to 37.86% for the nine months ended September 30, 2025. Excluding the cumulative catch up reduction to revenue of $1,199,155 noted above, as a percentage of revenue, cost of sales decreased from 40.32% for the nine months ended September 30, 2024 to 37.86% for the nine months ended September 30, 2025. The decrease is attributable to an increase in revenue as noted above, partially offset by increased laboratory fees and personnel-related fees.

Gross profit. As a result of the foregoing, our total gross profit increased by $3,037,720, or 126.17%, to $5,445,371 for the nine months ended September 30, 2025 from $2,407,651 for the nine months ended September 30, 2024. Our total gross margin (as a percentage of revenue) increased from 46.76% for the nine months ended September 30, 2024 to 62.14% for the nine months ended September 30, 2025.

Depreciation expense. Our depreciation expense was $4,890 or 0.06% of revenue, for the nine months ended September 30, 2025, as compared to $10,096, or 0.20% of revenue, for the nine months ended September 30, 2024.

Loss on disposal of fixed assets. For the nine months ended September 30, 2025, we recorded a loss on disposal of fixed assets of $12,593 due to the disposal of medical equipment that was no longer functional in our medical facilities.

Share based compensation expense. Share based compensation expense was $138,688 and $300,225 for the nine months ended September 30, 2025 and 2024, respectively.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased by $869,329, or 33.14%, to $3,492,310 for the nine months ended September 30, 2025 from $2,622,981 for the nine months ended September 30, 2024. As a percentage of revenue, our selling, general and administrative expenses were 39.85% and 50.94% for the nine months ended September 30, 2025 and 2024, respectively. The increase in selling, general and administrative expenses was primarily attributable to higher personnel and business development consulting related expenses of $664,909 and bad debt expense of $112,727.

Total other expense. We had $4,618,361 in total other expense, net, for the nine months ended September 30, 2025, as compared to total other expense, net, of $1,755,694 for the nine months ended September 30, 2024. Total other expense, net, for the nine months ended September 30, 2025 consisted of interest expense of $4,594,714, a conversion penalty of $1,500, and other expense of $22,147. Other expense, net, for the nine months ended September 30, 2024 consisted of interest expense of $1,803,657, amortization of debt discounts of $24,821, penalties and fees of $1,330, and other expenses of $4,720, offset by a gain on debt refinance and forgiveness of $78,834. The increase in interest expense is primarily attributable to the increase in initial and incremental fees charged on the number of existing purchases and claims under the line of credit described below.

Discontinued operations. For the nine months ended September 30, 2025 and 2024, we recorded a loss from discontinued operations of $0 and $111,312, respectively.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $2,821,471 for the nine months ended September 30, 2025, as compared to $2,392,657 for the nine months ended September 30, 2024, an increase of $428,814, or 17.92%.

Liquidity and Capital Resources

As of September 30, 2025, we had $232,033 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024 (Restated)
Net cash used in operating activities from continuing operations	$(2,463,300)	$(2,043,238)
Net cash provided by financing activities	1,507,148	3,014,583
Net change in cash	(956,152)	1,082,657
Cash at beginning of period	1,188,185	866,943
Cash at end of period	$232,033	$1,949,600

Our net cash used in operating activities from continuing operations was $2,463,300 for the nine months ended September 30, 2025, as compared to $2,043,238 for the nine months ended September 30, 2024. The primary drivers of our net cash used in operating activities for the nine months ended September 30, 2025 are our net loss of $2,821,471 and an increase of $4,878,236 in accounts receivable, offset by an increase of $4,292,471 in interest expense in the line of credit balance. For the nine months ended September 30, 2024, the primary drivers of our net cash used in operating activities was our net loss of $2,392,657, an increase of $3,143,440 in accounts receivable and a decrease of $691,072 in accounts payable and accrued expense, offset by an increase of $1,953,667 in interest expense in the line of credit balance and a $1,650,474 one-time change in estimate for the adjustment to the realization rate.

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

Prior to fiscal year 2024, we historically realized a 49% settlement rate from total gross billed charges. Accordingly, we had historically recognized net healthcare service revenue as 49% of gross billed amounts. During 2024, we underwent efforts to accelerate cash settlement of our accounts receivable to generate cash flow for operations. We did this by shortening our settlement negotiations with insurance companies and accepting lower settlement amounts. Additionally, during 2024, we completed a thorough review of our third-party billing data, including reviewing historical reports and new reporting methods as a part of our updated analysis. Based upon this review, we determined that a 24-month lookback period should be used in the analysis of our historical settlement realization rates. As a result of the new efforts to accelerate cash settlement, during the nine months ended September 30, 2024 we realized a 44% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. Accordingly, we recorded reductions to net revenue of $1,199,155 for the nine months ended September 30, 2024. Additionally, with the reduction in our estimate of our settlement realization rate from 49% to 44%, a $1,650,474 change in accounting estimate was taken during the third quarter of 2024 in our accounts receivable and revenue. As of September 30, 2025 the settlement realization rate was 42%.

We will continue to evaluate our estimate of our settlement realization rates in the future, which will include a monthly review of historical settlement realization rates, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and our third-party medical billing company in order to determine our variable consideration under ASC 606 and the net transaction price. We will update our settlement realization rate estimate used in determining our accounts receivable and revenue each quarter based on this review.

We had no investing activities for the three months ended September 30, 2025 and 2024.

Our net cash provided by financing activities was $1,507,148 for the nine months ended September 30, 2025, as compared to $3,014,583 for the nine months ended September 30, 2024. Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of proceeds from line of credit of $1,788,727, offset by the payment of note payable of $225,000, payment of preferred stock dividends of $50,000 and repayments of the Small Business Administration loan described below of $6,579. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of proceeds from line of credit of $3,395,204, offset by the payment of $120,997 to a director, $105,079 paid on convertible notes payable, $100,000 in dividend payments, $50,000 paid on a note payable, and $4,545 in payments on the Small Business Administration loan described below.

Convertible Notes

On January 24, 2017, we issued a convertible promissory note in the principal amount of $80,000 for services rendered, the remaining balance of which was converted into common stock on August 26, 2025. On March 30, 2023, we executed an additional tranche under this note in the principal amount of $25,000. This note is currently in default and accrues interest at a default interest rate of 20% per annum. On August 11, 2023, we executed an additional tranche under this note in the principal amount of $25,000. This note accrues interest at a rate of 15% per annum.

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

The note does not bear interest and requires fixed payments as follows: (i) if we raise at least $5 million but less than $6 million in our planned underwritten public offering, or the Offering, then we must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th, 180th, and 240th days following the closing of the Offering, respectively; (ii) if we raise at least $6 million but less than $7 million in the Offering, then we must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if we raise at least $7 million in the Offering, then we must repay the entire principal amount on the closing date of the Offering. As the Offering was not completed by August 15, 2024, we are required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. If the Offering is completed after August 15, 2024, then we are required to make payments as described in the schedule above. Notwithstanding the foregoing, if we abandon the Offering and conduct a new public offering thereafter, then we are required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the note, it shall become immediately due and payable on such date. We may prepay the entire principal amount at any time without penalty. The note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest would automatically begin to accrue at a simple interest rate of ten percent per annum. During the nine months ended September 30, 2025, we paid a total of $225,000 against the outstanding principal due.

Small Business Administration Loans

On June 2, 2020, we obtained a loan from the Small Business Administration of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at September 30, 2025 was $144,404 and $0, respectively.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at September 30, 2025 and the accrued interest was $9,856. We assigned all our receivables from consumer activations of the rewards program as collateral on this debenture.

Line of Credit

On September 29, 2023, our company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC, or DML, which was automatically renewed for a term of one year on September 29, 2025, to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by us and DML, the maximum amount may be increased. On April 24, 2024, we entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, we entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. On December 27, 2024, we and Nova entered into amendment No. 3 with DML which further increased the maximum advance amount to $15,000,000. As of September 30, 2025, we had an outstanding balance of $14,727,190 against the revolving receivable line of credit and accrued interest of $537,284. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 29, 2026.

Related Party Loans

In connection with the acquisition of Edge View on July 16, 2014, we assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts is $4,979 as of September 30, 2025.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2025. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024, which we are still in the process of remediating as of September 30, 2025, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 for the description of these weaknesses.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Other than in connection with the implementation of the remedial measures described below, there were no changes in our internal controls over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024, our management has identified the steps necessary to address the material weaknesses, and in the three months ended September 30, 2025, we continued to implement the following remedial procedures:

•	We have made strategic hiring decisions and have provided, and will continue to provide, training to our financial team, and other relevant personnel, on the GAAP accounting guidelines applicable to financial reporting requirements.

•	We continue to implement high quality proper documentation procedures for key functional areas, control objectives, and our workflows.

•	We are continuing to enhance our processes, routine and non-routine, on an ongoing basis to encompass segregation of duties as well as oversight of secondary independent reviews.

•	We reinforce effective compensating controls in order to improve the design of the current process with limited human resources.

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

Except as set forth below, we have not sold any equity securities during the three months ended September 30, 2025 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

•	On July 31, 2025, we issued 2,500 shares of common stock to an employee for services rendered.

•	On August 27, 2025, we issued 25,749 shares of series Y senior convertible preferred stock as payment of dividends.

•	On September 15, 2025, we issued 29,560 shares of series N senior convertible preferred stock and 10,435 shares of series X senior convertible preferred stock as payment of dividends.

The issuance of these securities was made in reliance upon an exemption from the registration requirements of Section 5 of the Securities Act.

We did not repurchase any shares of our common stock during the three months ended September 30, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended September 30, 2025 but was not reported.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 10, 2024)
3.3	Certificate of Designation of Series A Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.4	Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.5	Certificate of Correction of Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed on March 27, 2024)
3.6	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on December 4, 2024)
3.7	Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.8	Certificate of Correction of Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Annual Report on Form 10-K filed on March 27, 2024)
3.9	Certificate of Amendment to Certificate of Designation of Series C Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on December 4, 2024)
3.10	Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.11	Certificate of Correction of Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.8 to Annual Report on Form 10-K filed on March 27, 2024)
3.12	Certificate of Amendment to Certificate of Designation of Series E Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed on December 4, 2024)
3.13	Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.14	Certificate of Correction of Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.10 to Annual Report on Form 10-K filed on March 27, 2024)
3.15	Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.16	Certificate of Correction of Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Annual Report on Form 10-K filed on March 27, 2024)
3.17	Certificate of Amendment to Certificate of Designation of Series I Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed on December 4, 2024)
3.18	Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.19	Certificate of Correction of Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.16 to Annual Report on Form 10-K filed on March 27, 2024)
3.20	Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.21	Certificate of Designation of Series X Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.22	Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
3.23	Certificate of Amendment to Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Annual Report on Form 10-K filed on December 4, 2024)
3.24*	Certificate of Amendment to Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation
3.25	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)

4.1*	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on October 31, 2025
4.2	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to SILAC Insurance Company on May 21, 2021 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.3*	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Leonite Capital LLC on July 10, 2018
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2025	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Shafer
Name: Matthew Shafer
Title: Chief Financial Officer
(Principal Financial Officer)

