Form 10-K
period 2025-12-31
Cardiff Lexington Corp
filed 2026-03-10
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-49709

CARDIFF LEXINGTON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	84-1044583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

710 East Main Street Lexington, KY	40502
(Address of principal executive offices)	(Zip Code)

(800) 530-2100
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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on OTCQB Market) was approximately $45.4 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2026, there were a total of 15,159,403 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cardiff Lexington Corporation

Annual Report on Form 10-K

Year Ended December 31, 2025

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	70
Item 16.	Form 10-K Summary.	73

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

Reverse Stock Split

We effected a 1-for-3 reverse stock split of our outstanding common stock on January 12, 2026. All share and per share data set forth in this report has been retroactively adjusted to reflect this reverse stock split.

iii

PART I

ITEM 1.	BUSINESS.

Overview

Our company is a targeted healthcare holding company dedicated to acquiring and building middle-market niche healthcare clinics, primarily in orthopedics, spine care, and pain management. Our partnership-driven culture emphasizes service excellence, teamwork, accountability, and performance.

We have a geographic specific acquisition strategy driven by targeted merger and acquisition execution across three synergistic complementary pillars:

•	Core Cash Flow – Acquiring, optimizing, and managing physician practices to drive recurring revenue and operational efficiency.

•	Asset Acquisition – Expanding our footprint through ownership of real estate assets such as ambulatory surgery centers and orthopedic clinics.

•	Finance – Retaining and managing personal injury practice accounts receivable to capture long-term income rather than selling at deep discounts, strengthening sustainable profitability.

We are focused on the acquisition of orthopedic and related modality practices with strong organic growth plans that are materially cash generative to maximize value and providing greater coverage for our patients, and diversification and risk mitigation for our stockholders.

All current revenue is derived from Nova Ortho and Spine, LLC, or Nova, which was acquired on May 31, 2021. It operates a group of regional primary specialty and ancillary care facilities across Florida and Georgia that provide traumatic injury victims with primary care evaluations, interventional pain management, and specialty consultation services, including emergency medical condition, or EMC, assessments. We currently primarily focus on plaintiff-related care and provide healthcare to uninsured patients. Our patients have typically been in an accident and have filed a lawsuit as a plaintiff against the defendant who is allegedly responsible for the accident as the result of negligence or another tort. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. From sports injuries, to sprains, strains, and fractures, our doctors are dedicated to helping patients return to active lifestyles.

We also own a real estate company, Edge View Properties, Inc., or Edge View, which we acquired on July 16, 2014. Edge View owns five (5) acres zoned medium density residential (MDR) with 12 lots already platted, six (6) acres zoned high-density residential (HDR) that can be platted in various configurations to meet current housing needs, and twelve (12) acres zoned in Lemhi County as Agriculture that is available for further annexation into the City of Salmon for development, as well as a common area for landowners to view wildlife, provide access to the Salmon River and fishing in a two (2) acre pond. Management does not currently have any plans to develop this property and expects to eventually sell the property.

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

The following chart depicts our current organizational structure:

Our Business Strategy

We employ an acquisition and value creation strategy, with the goal of locating undervalued and undercapitalized healthcare companies and providing them capitalization and leadership in order to maximize the value and potential of their private, often family run, enterprises while also providing diversification and risk mitigation for our stockholders. Our primary focus is on the healthcare sector, where we utilize our management team’s relationship networks, industry experience and deal sourcing capabilities to target companies we believe have an experienced management team and compelling assets which we believe are well positioned for growth. Our culture emphasizes core values, teamwork, accountability, and performance. Specifically, we have and will continue to look at a diverse variety of acquisitions in the healthcare sector in terms of growth stages and capital structures and we intend to focus our portfolio of subsidiaries to established profitable niche small to mid-sized healthcare companies. Our acquisition strategy is driven by structure, transaction value, alignment, resources and return on investment. As we identify potential targets, it is also our strategy and goal to identify and recruit the right operating executive partners that have the requisite tools and experience to manage and grow our existing and newly acquired subsidiaries. Based on our management’s long history and experience in building relationships with a vast number of executives and their teams, we are confident that we have placed or left successful executives in charge of our current subsidiaries and will be able to identify appropriate executives to add long-term value to any future acquisitions.

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

We anticipate structuring our acquisitions in such a way so that the post-business combination subsidiary company will directly or indirectly own, acquire, or control 100% of the equity interests or assets of the target business or businesses. We may, however, structure future acquisitions such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for legal or other reasons, but we will only complete such acquisition if the post-business subsidiary company owns or acquires 49% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Our Competition

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

Our Competitive Strengths

We believe that we have several competitive advantages that differentiate us from other holding companies. Our competitive strengths include:

•	Management Operating and Investing Experience. Our directors and executive officers have significant executive, investment and operational experience in managing and growing small and middle market healthcare companies. We believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities.

•	Extensive Network of Small to Middle Market Companies. As a result of their experience with acquisitions and in providing services to small to middle market companies around the United States, our management team members have developed a broad array of contacts at private and closely held companies. We believe that these contacts will be important in generating potential acquisition opportunities for us.

•	Public Company Benefits. We believe our structure will make us an attractive business transaction partner to prospective acquisition targets. As an existing public company, we will be able to raise capital to deploy to our acquired businesses for their business operations. Additionally, we will be able to offer to the employees of our subsidiaries equity in our company as an additional means of creating management incentives that are better aligned with stockholders’ interests.

•	Maintaining of day-to-day control of operations. As part of our acquisition criteria for a target company, we search for companies with what we believe are strong management teams, which allows us to have the management team maintain control of the day-to-day operations of the companies. We believe this model is attractive to target companies with management desiring to obtain the benefits of being a public company while maintaining control over the operations of their company.

Our Intellectual Property

We do not have any intellectual property at our holding company.

Our Employees

As of December 31, 2025, our company had 18 employees, of which 15 of these employees were full time (including our operating subsidiaries described below). None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

We do not expect that our holding company will be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Our Healthcare Business

Our healthcare business is operated by Nova, which we acquired on May 31, 2021. This business accounted for all of our revenues for the years ended December 31, 2025 and 2024.

Overview

We operate a group of regional primary specialty and ancillary care facilities throughout Florida and Georgia that provide traumatic injury victims with primary care evaluations, interventional pain management, and specialty consultation services. We focus on plaintiff-related care and are a highly efficient provider of EMC assessments. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. From sports injuries, to sprains, strains, and fractures, our doctors are dedicated to helping patients return to active lifestyles.

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

As noted above, we focus on plaintiff-related care, so our revenue is primarily provided by bodily injury policies, general liability policies, and personal injury protection policies, rather than directly from patients, private insurance or Medicare/Medicaid, which partially insulates our business from the declining reimbursement programs paid from or correlated to Medicare/Medicaid and traditional health insurance companies. However, since most of our patients are uninsured and involved in lawsuits, we must wait for payments of amounts owed to us until the patient’s lawyer settles the claim against the defendant’s insurance company or the defendant. As a result of our need to wait for such a settlement, we experience an extended accounts receivable collection period, which typically ranges from 12 to 24 months. See also Item 1A “Risk Factors—Risks Related to Our Business and Structure—Our typical accounts receivable collection lifecycle is between twelve and twenty-four months. This extended period creates several risks relating to our liquidity and cash flow, exposure to credit losses, dependence on external financing, negative impact on our financial metrics and operational challenges.”

Healthcare Facilities

The main office for our healthcare business is located at 1903 S 25th Street, Suite 103, Fort Pierce, FL 34947. We currently operate eleven facilities. As of December 31, 2025, management estimates that the eleven facilities are operating at 35% capacity. We believe that the most important factors relating to the overall utilization of a facility include adequate working capital, the quality and market position of the facility and the number, quality and specialties of physicians providing patient care within the facility. Other factors that affect utilization include general and local economic conditions, market penetration, the degree of outpatient use, the availability of reimbursement programs such as Medicare and Medicaid, and demographic changes such as the growth in local populations. Utilization across the industry is also being affected by improvements in clinical practice, medical technology and pharmacology. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payers. We are also unable to predict the extent to which these industry trends will continue or accelerate.

Customers, Sales and Marketing

As of December 31, 2025, we provide services to approximately 270 - 375 patients per month on average at eleven facilities. Patients are primarily referred through a growing network of personal injury attorneys, insurance carriers, physical therapy providers, and chiropractic care providers.

Competition

The healthcare industry is highly competitive. In recent years, competition among healthcare providers for patients, such as our company, has intensified in the United States due to, among other things, regulatory and technological changes, increasing use of managed care payment systems, cost containment pressures and a shift toward outpatient treatment. In all of the geographical areas in which we operate, there are other facilities that provide services comparable to those offered by our facilities. In addition, some of our competitors include hospitals that are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sale and income taxes. Such exemptions and support are not available to us.

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

In addition, we depend on the efforts, abilities, and experience of our medical support personnel, including our nurses, pharmacists and lab technicians and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified management, nurses and other medical personnel. Our healthcare facilities are experiencing the effects of a nationwide staffing shortage, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. In addition, there are requirements to maintain specified nurse-staffing levels. To the extent we cannot meet those levels, we may be required to limit the healthcare services provided, which would have a corresponding adverse effect on our net operating revenues.

Although most of our revenue is provided by bodily injury insurance policies, general liability policies, and personal injury protection policies, our ability to negotiate favorable service contracts with purchasers of group healthcare services also affects our competitive position and significantly affects the revenues and operating results of our facilities. Managed care plans attempt to direct and control the use of services and to demand that we accept lower rates of payment. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with facilities for managed care programs and discounts from established charges. In return, facilities secure commitments for a larger number of potential patients. Generally, facilities compete for service contracts with group healthcare service purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from market to market depending on the market strength of such organizations.

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

Competitive Strengths

We believe that our healthcare business has several competitive advantages, including the following:

•	Broad array of services focusing on plaintiff-related care. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves with a focus on plaintiff-related care. From sports injuries, to sprains, strains, and fractures, orthopedic and pain procedure services include hip and knee replacement, shoulder reconstruction, fracture care and hand surgery, as well as spinal surgery. Our service model is designed to promote referral relationships, facilitate patient access, and coordinate administration among our company, as a medical provider, personal injury attorneys, and chiropractors. As a result, our revenue is primarily provided by bodily injury insurance policies, general liability policies, and personal injury protection policies, which partially insulates our business from the declining reimbursement programs paid from or correlated to Medicare/ Medicaid and traditional health insurance companies.

•	Opportunities for accelerated growth. We have a track record of delivering strong growth through a combination of organic growth, new contract additions and selective acquisitions. Organic growth has historically been supported by consistent underlying market volume trends, stable pricing and a diversified payor mix. We believe that our networks of high-quality providers position us to take advantage of these trends. We have successfully executed on new contract growth by providing a set of differentiated services and delivering integrated, efficient, high-quality care, which has helped us expand our relationships with our existing customers and compete effectively in the bidding process for new contracts. Additionally, we believe we will have opportunities to expand our services through acquisitions, as discussed in more detail below.

•	Focus on clinical excellence. We are focused on achieving the best clinical outcomes for our patients through the application of rigorous recruiting and credentialing standards, the promotion of a physician-led leadership culture and the monitoring of our clinical quality measures. Through extensive clinical and leadership development programs, we train our healthcare professionals to continually enhance their skills and deliver innovative and patient-focused experiences and outcomes. We provide internally developed continuing medical education accredited courses to our healthcare professionals, including instructor-led and on-line education sessions. We have developed and implemented quality measurement systems that track multiple key indicators, which assist our professionals in systematically monitoring, examining and analyzing outcomes and processes. These quality measurement systems are supplemented by our active peer review infrastructure designed to ensure the development and implementation of actionable items that will improve patient outcomes. Our ability to deliver high levels of customer service and patient care is a direct result of this focus, which helps us to differentiate our services, and to attract and retain providers.

•	Ability to attract and retain high-quality providers. Through our processes, we are able to identify and target high-quality providers to match the needs of our customers. We believe that our operating infrastructure enables us to provide attractive opportunities for our providers to enhance their skills through extensive clinical and leadership development programs. We believe that our differentiated recruiting, training and development programs strengthen our customer and provider relationships, enhance our contract and clinician retention rates and allow us to efficiently recruit providers to support our new contract pipeline.

Growth Strategies

The key elements of our strategy to grow our business include:

•	Capitalize on organic growth opportunities. As noted above, management estimates that our eleven facilities are operating at 35% capacity as of December 31, 2025. Accordingly, we believe that we have an opportunity for organic growth at our existing facilities. We also believe our physician-led, patient-focused culture and approach to clinical solutions will allow us to continue to successfully recruit and retain clinical professionals.

•	Supplement organic growth with strategic acquisitions. The market in which we compete is highly fragmented, presenting significant opportunities for additional acquisitions. We will continue to follow a disciplined strategy in exploring future acquisitions by analyzing the strategic rationale, financial impact and organic growth profile of each potential opportunity. Our current focus for future acquisitions is outpatient Orthopedic Surgery Centers and related Clinics. We have been in discussions with several privately owned Surgery Centers and Clinics. Key targets are strategically located within eighteen states that we have identified to have a combination of favorable dynamics.

•	Enhance operational efficiencies and productivity. We believe there are significant opportunities to continue to build upon our success in improving our productivity and profitability. We continue to focus on initiatives to improve productivity, including more efficient scheduling, continued use of mid-level providers, enhancing our leadership training programs, improving and realigning compensation programs. We believe that our processes related to managed care contracting, billing, coding, collection and compliance have driven a strong track record of efficient revenue cycle management. We have made significant investments in infrastructure, including management information systems that we believe will continue to enable us to improve clinical results and key client metrics while reducing the cost of providing patient care. We have dedicated teams with business and clinical expertise that are responsible for implementing best practices. Furthermore, we will continue to utilize risk mitigation programs for loss prevention and early intervention. We believe that our significant investments in scalable technology systems will facilitate additional cost reductions and efficiencies.

Intellectual Property

Our healthcare business does not own any intellectual property.

Employees and Medical Staff

As of December 31, 2025, Nova had 13 employees. Our facilities are staffed by licensed physicians who have been admitted to the medical staff of individual facilities. Members of the medical staff of our facilities also serve on the medical staffs of facilities not owned by us and may terminate their affiliation with our facilities at any time. Each of our facilities is managed on a day-to-day basis by a managing director. In addition, a Board of Governors, including members of the facility’s medical staff, governs the medical, professional and ethical practices at each facility. We believe that our relationships with our employees are satisfactory.

None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal or state healthcare programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to additional governmental inquiries or actions, or that we would not be faced with sanctions, fines or penalties if so subjected. Even if we were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse impact on us.

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

Certificates of Need: Many states, including Florida, have enacted CON laws as a condition prior to capital expenditures, construction, expansion, modernization or initiation of major new services. Failure to obtain necessary state approval can result in our inability to complete an acquisition, expansion or replacement, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility’s license, which could harm our business. In addition, significant CON reforms have been proposed in a number of states that would increase the capital spending thresholds and provide exemptions of various services from review requirements. In the past, we have not experienced any material adverse effects from those requirements, but we cannot predict the impact of these changes upon our operations.

Conversion Legislation: Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit healthcare facilities to for-profit entities. These laws generally require prior approval from the attorney general, advance notification and community involvement. In addition, attorneys general in states without specific conversion legislation may exercise discretionary authority over these transactions. Although the level of government involvement varies from state to state, the trend is to provide for increased governmental review and, in some cases, approval of a transaction in which a not-for-profit entity sells a healthcare facility to a for-profit entity. The adoption of new or expanded conversion legislation and the increased review of not-for-profit conversions may limit our ability to grow through acquisitions of not-for-profit facilities.

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

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $26,125 for each violation, and up to $174,172 for sham arrangements. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire facility as opposed to an ownership interest in a facility department unit, service or subpart. However, federal laws and regulations now limit the ability of facilities relying on this exception to expand aggregate physician ownership interest or to expand certain facilities. This regulation also places a number of compliance requirements on physician-owned facilities related to reporting of ownership interest. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements. The CMS issued a final rule in 2020 that created a new Stark exception for value-based models. Although the final regulations provide exceptions to the Stark Law, there may remain regulatory risks for participating hospitals, as well as financial and operational risks. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Nonetheless, because the law in this area is complex and constantly evolving, there can be no assurance that federal regulatory authorities will not determine that any of our arrangements with physicians violate the Stark Law.

Anti-kickback Statute: A provision of the Social Security Act known as the “anti-kickback statute” prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying money or other remuneration to other individuals and entities in return for using, referring, ordering, recommending or arranging for such referrals or orders of services or other items covered by a federal or state healthcare program. However, changes to the anti-kickback statute have reduced the intent required for violation; one is no longer required to have actual knowledge or specific intent to commit a violation of the anti-kickback statute in order to be found in violation of such law. The anti-kickback statute contains certain exceptions, and the Office of the Inspector General of the Department of Health and Human Services, or the OIG, has issued regulations that provide for “safe harbors,” from the federal anti-kickback statute for various activities. These activities, which must meet certain requirements, include (but are not limited to) the following: investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, donation of technology for electronic health records and referral agreements for specialty services. In 2020, the OIG issued a final rule that established an anti-kickback statute safe harbor for value based models. Although the final regulations provide safe harbors, there may remain regulatory risks for participating facilities, as well as financial and operational risks. The fact that conduct or a business arrangement does not fall within a safe harbor or exception does not automatically render the conduct or business arrangement illegal under the anti-kickback statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities. Although we believe that our arrangements with physicians and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws. Violations of the anti-kickback statute may be punished by a criminal fine of up to $100,000 for each violation or imprisonment, however, under 18 U.S.C. Section 3571, this fine may be increased to $250,000 for individuals and $500,000 for organizations. Civil money penalties may include fines of up to $105,563 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Medicare and Medicaid.

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

Federal False Claims Act and Similar State Regulations: A current trend affecting the healthcare industry is the increased use of the federal False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s qui tam, or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government by alleging that the defendant has defrauded the Federal government. When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $12,537 to $25,076 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act of 2009, or FERA, amended and expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. FERA also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. The False Claims Act requires that federal healthcare program overpayments be returned within 60 days from the date the overpayment was identified, or by the date any corresponding cost report was due, whichever is later. Failure to return an overpayment within this period may result in additional civil False Claims Act liability.

Other Fraud and Abuse Provisions: The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, billing for services without prescribed documentation, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the anti-kickback statute, these provisions are very broad. Further, HIPAA broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs, whether or not payments under such programs are paid pursuant to federal programs. HIPAA also introduced enforcement mechanisms to prevent fraud and abuse in Medicare. There are civil penalties for prohibited conduct, including, but not limited to billing for medically unnecessary products or services.

HIPAA Administrative Simplification and Privacy Requirements: The administrative simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HIPAA also established federal rules protecting the privacy and security of personal health information. The privacy and security regulations address the use and disclosure of individual healthcare information and the rights of patients to understand and control how such information is used and disclosed. Violations of HIPAA can result in both criminal and civil fines and penalties. We believe that we are in material compliance with the privacy regulations of HIPAA, as we continue to develop training and revise procedures to address ongoing compliance. The HIPAA security regulations require healthcare providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of patient information. HITECH has since strengthened certain HIPAA rules regarding the use and disclosure of protected health information, extended certain HIPAA provisions to business associates, and created new security breach notification requirements. HITECH has also extended the ability to impose civil money penalties on providers not knowing that a HIPAA violation has occurred. We believe that we have been in substantial compliance with HIPAA and HITECH requirements to date. Recent changes to the HIPAA regulations may result in greater compliance requirements for healthcare providers, including expanded obligations to report breaches of unsecured patient data, as well as create new liabilities for the actions of parties acting as business associates on our behalf.

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

Corporate Practice of Medicine: Several states, including Florida, have laws and/or regulations that prohibit corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. These statutes and/or regulations vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We do not expect these state corporate practice of medicine proscriptions to significantly affect our operations. Many states have laws and regulations which prohibit payments for referral of patients and fee-splitting with physicians. We do not make any such payments or have any such arrangements.

Healthcare Industry Investigations: We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our facilities and are party to various government investigations and litigation. In addition, currently, and from time to time, some of our facilities are subjected to inquiries and/or actions and receive notices of potential non-compliance of laws and regulations from various federal and state agencies. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to potential licensure, certification, and/or accreditation revocation, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to inquiries or actions, or that we will not be faced with sanctions, fines or penalties in connection with the investigations. Even if we were to ultimately prevail, the government’s inquiry and/or action in connection with these matters could have a material adverse effect on our future operating results. It is possible that governmental entities could initiate additional investigations or litigation in the future and that such matters could result in significant penalties as well as adverse publicity. It is also possible that our executives and/or managers could be included as targets or witnesses in governmental investigations or litigation and/or named as defendants in private litigation.

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

Property

We own five (5) acres zoned medium density residential (MDR) with 12 lots already platted; six (6) acres zoned high-density residential (HDR) that can be platted in various configurations to meet current housing needs; and twelve (12) acres zoned in Lemhi County as Agriculture that is available for further annexation into the City of Salmon for development, as well as a common area for landowners to view wildlife, provide access to the Salmon River and fishing in a two (2) acre pond. Salmon is known as Idaho’s premier whitewater destination as well as one of the easier accesses to the Frank Church Wilderness Area - the largest wilderness in the lower 48 states. Salmon’s airport has service to Boise, Idaho and serves as a hub to access whitewater rafting start points and wilderness landing strips. Management does not currently have any plans to develop this property and expects to eventually sell the property.

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

The report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2025 contains an explanatory paragraph relating to our ability to continue as a going concern. We had previously sustained operating losses since our inception, have an accumulated deficit of $79,490,980 and $72,949,085 as of December 31, 2025 and 2024, respectively, and had negative cash flow from operating activities of $2,853,274 and $2,765,797 during the years ended December 31, 2025 and 2024, respectively. These factors raise a substantial doubt about our ability to continue as a going concern.

However, management believes, based on our operating plan, that current working capital and current and expected additional financing should be sufficient to fund operations and satisfy our obligations as they come due for at least one year. However, additional funds from new financing and/or future equity raises are required for continued operations and to execute our business plan and our strategy of acquiring additional businesses. The funds required to execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan on the low end (assuming target company sellers accept a significant portion of the purchase price in the form of seller notes or our equity or equity in one of our subsidiaries) ranges between $5 million to $10 million. If, and to the extent, that sellers are unwilling to accept a significant portion of the purchase price in seller notes and equity, then the cash required to execute our business plan could be as much as $10 million.

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

Our typical accounts receivable collection lifecycle is between 12 and 24 months. This extended period creates several risks relating to our liquidity and cash flow, exposure to credit losses, dependence on external financing, negative impact on our financial metrics and operational challenges.

We focus on plaintiff-related care and provide orthopedic healthcare to uninsured patients. Our patients have typically been in an accident and have filed a lawsuit as a plaintiff against the defendant who is allegedly responsible for the accident as the result of negligence or another tort. Since the patient is uninsured, we must wait for payments of amounts owed to us until the patient’s lawyer settles the claim against the defendant’s insurance company or the defendant. As a result of our need to wait for such a settlement, we experience an extended accounts receivable collection period, which typically ranges from 12 to 24 months. This extended accounts receivable collection period is very different from a traditional product or service business that collects a majority of receivables within 30, 60, and/or 90-day increments. We routinely receive a letter of protection from our patient and its legal counsel which ensures payment in full from insurance settlements. A letter of protection is a legally binding contract that exists between the patient’s personal injury attorney, the patient, and our company, as the healthcare provider. The letter promises that the patient will pay the medical expenses after the patient’s injury claim reaches its settlement.

This prolonged collection cycle presents several risks that could materially and adversely affect our business, financial condition, and results of operations, including the following.

•	Liquidity and Cash Flow Constraints: The long duration between the sale of our services and the receipt of payment from our customers can significantly strain our liquidity and cash flow. This extended time period can limit our ability to invest in growth opportunities, meet our operating expenses, and fulfill our obligations as they become due.

•	Increased Exposure to Credit Losses: Notwithstanding that we typically receive a letter of protection, extended collection periods increase the risk that a net settlement will not be collected in cases where no settlement is reached with the defendant’s insurance company and the plaintiff (our patient) loses the case at trial, or the case is abandoned, potentially leading to higher than anticipated credit losses. For the years ended December 31, 2025 and 2024, we recognized credit losses of $262,928 and $266,000, respectively.

•	Dependence on External Financing: To mitigate the impact of delayed collections, we may need to rely more heavily on external financing sources such as factoring arrangements, lines of credit, loans, or equity financing. Such dependence may result in increased interest expenses, dilution of stockholders' equity, or restrictive covenants that could limit our operational flexibility.

•	Impact on Financial Metrics: Prolonged accounts receivable cycles can distort our financial metrics, including working capital ratios, days sales outstanding (DSO), and cash conversion cycle. These distorted metrics may negatively influence investor perceptions, credit ratings, and our overall financial health.

•	Operational Challenges: Managing long accounts receivable cycles requires robust credit risk management and collections processes. Failure to effectively manage these processes could lead to inefficiencies and higher operational costs.

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

Our business model involves providing healthcare services to patients who have been involved in accidents, with payment for these services typically collected from the patient’s settlement with the defendant’s insurer. This business model results in an extended accounts receivable collection period of 12 to 24 months. The lengthy collection period may adversely impact our cash flow and liquidity, making it more challenging to meet operational and financial obligations.

Historically, we have not maintained systematic processes and resources to manage and monitor the aging of our accounts receivables. The settlement process is complex and ongoing patient care can further complicate the accurate aging of receivables. These complexities may lead to difficulties in assessing the true financial health of our company and in predicting cash flow accurately. Currently, our third-party billing company only captures the first date of service for each patient. This first date of service may be months before surgery or before any significant services have been rendered. The receivable relating to the patient continues to grow over time, which distorts the actual aging of the receivable. With regard to facilities and anesthesiology services, our third-party billing company historically had not captured any first date of service, so we do not have historical data relating to the aging of accounts receivable relating to these services. Recently, we have been working with our third-party billing company to resolve the systematic issue with respect to facilities and anesthesiology services in order to begin to capture the first date of service. We believe that these changes to our financial systems will assist us going forward, but we expect a 12 to 24 month lag before we are able to obtain relevant aging data with regard to these receivables.

We expect that it will take 12 to 24 months to support the aging of our accounts receivables and ensure accurate estimation of the receivable lifecycle, and will require us to devote significant resources during that period. These resources include additional dedicated personnel. We do not expect a significant additional out-of-pocket cost to remedy this situation.

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

If we are able to successfully grow our operations, which cannot be assured, we expect to encounter additional challenges to our internal processes, capital commitment process, and acquisition funding and financing capabilities. Our existing operations, personnel, systems, and internal control may not be adequate to support our growth and expansion and may require us to make additional unanticipated investments in our infrastructure. To manage the future growth of our operations, we will be required to improve our administrative, operational, and financial systems, procedures, and controls, and maintain, expand, train, and manage our growing employee base. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies successfully or respond to competitive pressures. As a result, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

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

We have historically financed acquisitions primarily through additional equity and debt financings. Because the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. The sale of additional shares of any class of equity will be subject to market conditions and investor demand for such shares at prices that may not be in the best interest of our stockholders. The sale of additional equity securities could also result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. These risks may materially adversely affect our ability to pursue our acquisition strategy.

We may change our management and acquisition strategies without the consent of our stockholders, which may result in a determination by us to pursue riskier business activities.

We may change our strategy at any time without the consent of our stockholders, which may result in our acquiring businesses or assets that are different from, and possibly riskier than, the strategy described in this report. A change in our strategy may increase our exposure to interest rate and currency fluctuations, subject us to regulation under the Investment Company Act of 1940, as amended, or the Investment Company Act, or subject us to other risks and uncertainties that affect our operations and profitability.

We are a holding company and rely on distributions and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.

We are a holding company and have no material assets other than ownership of equity interests in our subsidiaries. We have no independent means of generating revenue. We intend to cause our subsidiaries to make distributions to our company in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us. Our ability to service our debt, if any, depends on the results of operations of our subsidiaries and upon the ability of our subsidiaries to provide us with cash, whether in the form of dividends, loans or other distributions, to pay amounts due on our obligations. Future financing arrangements may contain negative covenants that limit the ability of our subsidiaries to declare or pay dividends or make distributions. Our subsidiaries are separate and distinct legal entities. To the extent that we need funds, and our subsidiaries are restricted from declaring or paying such dividends or making such distributions under applicable law or regulations or are otherwise unable to provide such funds (for example, due to restrictions in future financing arrangements that limit the ability of our operating subsidiaries to distribute funds), our liquidity and financial condition could be materially harmed.

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

The operational objectives and business plans of our businesses may conflict with our operational and business objectives or with the plans and objectives of another business we own and operate.

Our businesses face different risks and opportunities depending on market and economic conditions in their respective regions. A business’ operational objectives and business plans may not be similar to our objectives and plans or the objectives and plans of another business that we own and operate. This could create competing demands for resources, such as management attention and funding needed for operations or acquisitions, in the future.

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

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Significant changes in business office operations, payor mix, economic conditions, or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in credit losses, our results of operations will be harmed.

Failure to timely or accurately bill for services could have a negative impact on our net revenue and cash flow.

Billing for healthcare services is an important but complex aspect of our business. In particular, the current practice of providing physician services in advance of payment or, in some cases, irrespective of the patient’s ability to pay for such services, may have significant negative impact on our net revenue, credit losses and cash flow. We bill numerous and varied payors, such as bodily injury policies, general liability policies, and personal injury protection policies, self-pay patients, managed care payors and Medicare and Medicaid. These different payors typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. Reimbursement is typically conditioned on our documenting medical necessity, the appropriate level of service and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered.

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

To the extent that the complexity associated with billing for healthcare services we provide causes delays in our cash collections, we may experience increased carrying costs associated with the aging of our accounts receivable as well as increased potential for credit losses.

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

Natural disasters, unusually adverse weather conditions or pandemic outbreaks could cause permanent or temporary facility closures or cause patient traffic to decline, all of which could result in lost revenue and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires or floods, unusually adverse weather conditions, pandemic outbreaks, terrorist acts, or similar disruptions could adversely affect our operations and financial performance. For instance, our operations were severely impacted by the COVID-19 pandemic and several of our facilities were temporarily closed due to hurricanes in 2024. To the extent these events result in the closure of one or more of our facilities, our operations and financial performance could be materially adversely affected through lost revenue. In addition, these events could result in the temporary lack of an adequate work force in a facility or the temporary or long-term disruption in the supply of materials from suppliers. These events also could have indirect consequences, such as increases in the cost of insurance, if they were to result in significant loss of property or other insurable damage.

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

Among these laws are the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA and the federal anti-kickback statute and the provision of the Social Security Act commonly known as the “Stark Law.” These laws, and particularly the anti-kickback statute and the Stark Law, impact the relationships that we may have with physicians and other referral sources. We have a variety of financial relationships with physicians who refer patients to our facilities. The Office of the Inspector General of the Department of Health and Human Services, or OIG, has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. A number of our current arrangements, including financial relationships with physicians and other referral sources, may not qualify for safe harbor protection under the anti-kickback statute. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute but may subject the arrangement to greater scrutiny. We cannot assure you that practices that are outside of a safe harbor will not be found to violate the anti-kickback statute. The Centers for Medicare and Medicaid Services published a Medicare self-referral disclosure protocol, which is intended to allow providers to self-disclose actual or potential violations of the Stark Law. Because there are only a few judicial decisions interpreting the Stark Law, there can be no assurance that our facilities will not be found in violation of the Stark Law or that self-disclosure of a potential violation would result in reduced penalties.

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

State efforts to regulate the construction or expansion of healthcare facilities could impair our ability to expand.

Many states, including Florida, have enacted certificates of need, or CON, laws as a condition prior to capital expenditures, construction, expansion, modernization, or initiation of major new services. Failure to obtain necessary state approval can result in our inability to complete an acquisition, expansion or replacement, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility’s license, which could harm our business. In addition, significant CON reforms have been proposed in a number of states that would increase the capital spending thresholds and provide exemptions of various services from review requirements. In the past, we have not experienced any material adverse effects from those requirements, but we cannot predict the impact of these changes upon our operations.

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

Demand for properties similar to that owned by us is subject to fluctuations that are often due to factors outside our control. We are not able to predict the course of the real estate markets or whether the current favorable trends in those markets can, or will, continue. In the event of an economic downturn, our results of operations may be adversely affected, and we may incur significant impairments and other write-offs and substantial losses from this business.

Adverse weather conditions, natural disasters, and other unforeseen and/or unplanned conditions could have serious impacts on our ability to develop and market or sell our real estate asset.

Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods, droughts, and fires, could have serious impacts on our ability to develop and market or sell our real estate asset. Our property may also be affected by unforeseen planning, engineering, environmental, or geological conditions or problems, including conditions or problems which arise on third party properties adjacent to or in the vicinity of the property we own, and which may result in unfavorable impacts on our property. Any adverse event or circumstance could cause a delay in, prevent the completion of, or increase the cost of, the development or sale of our property, thereby resulting in a negative impact on our operations and financial results..

If the market value of our real estate investment decreases, our results of operations will also likely decrease.

The market value of our real estate asset will depend on market conditions. If local and/or global economic conditions deteriorate, or if the demand for our property decreases, we may not be able to make a profit on such property. As a result of declining economic conditions, we may experience lower than anticipated profits and/or may not be able to recover our costs.

Changes in tax laws, taxes or fees may increase the cost of development or sale of our property.

Any increase or change in tax laws, taxes, or fees, including real estate property taxes, could increase the cost of development and thus have an adverse effect on our operations. Such changes could also negatively impact potential and/or actual users and purchasers of our property because potential buyers may factor such changes into their decisions to utilize or purchase a property.

We may incur environmental liabilities with respect to our real estate asset.

Our property is subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict development. Furthermore, under various federal, state, and local laws, ordinances and regulations, an owner of real property may be liable for the costs or removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and our liability therefor as to our property are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of our company. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect our ability to sell real estate or to borrow using such property as collateral.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect the value of your stock.

The nature of our activities could expose us to potential liability for personal injuries and, in certain instances, property damage claims. For instance, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters, or extreme weather conditions such as hurricanes, floods, and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may not carry all the usual and customary insurance policies which would be carried by a similarly-positioned company, and we may not be carrying those insurance policies in amounts and types sufficient to cover every risk which may be encountered by our company. Insurance risks associated with potential terrorist acts could sharply increase the premiums we will pay for coverage against property and casualty claims. We cannot assure you that we will have adequate coverage for all losses. If any of our property incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we do not expect to have any contingent sources of funding in place to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in a decreased value attributed to our publicly traded stock.

Risks Related to Ownership of Our Common Stock

Our common stock is eligible for quotation on the OTCQB Market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is eligible for quotation on the OTCQB Market operated by OTC Markets Group Inc. The OTCQB Market is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCQB Market is not an issuer listing service, market, or exchange. The requirements for quotation on the Pink Market are considerably lower and less regulated than those of an exchange. Because of this, it is possible that fewer brokers or dealers will be interested in making a market in our common stock because the market for such securities is more limited, the stocks are more volatile, and the risk to investors is greater, which may impact the liquidity of our common stock. Even if an active market begins to develop in our common stock, the quotation of our common stock on the OTCQB Market may result in a less liquid market available for existing and potential stockholders to trade common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. If an active market is never developed for our common stock, it will be difficult or impossible for you to sell any common stock you purchase.

The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

The market for our common stock may be characterized by significant price volatility when compared to the shares of larger, more established companies that have large public floats, and we expect that our stock price will be more volatile than the shares of such larger, more established companies for the indefinite future, which volatility may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

The market price of our common stock is likely to be volatile due to a number of factors. First, as noted above, our common stock is likely to be more sporadically and thinly traded compared to the shares of such larger, more established companies. The price for our common stock could, for example, decline precipitously in the event that a large number of shares is sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our lack of profits. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance. The market price of our common stock could also be subject to wide fluctuations in response to a broad and diverse range of factors, including the following:

•	actual or anticipated variations in our periodic operating results;

•	increases in market interest rates that lead investors of our common stock to demand a higher investment return;

•	changes in earnings estimates;

•	changes in market valuations of similar companies;

•	actions or announcements by our competitors;

•	adverse market reaction to any increased indebtedness we may incur in the future;

•	additions or departures of key personnel;

•	actions by stockholders; and

•	speculation in the media, online forums, or investment community.

Two stockholders own a significant percentage of our outstanding voting securities which could reduce the ability of minority stockholders to effect certain corporate actions.

Two stockholders, including our Chief Executive Officer and our former Chairman, are collectively able to exercise approximately 74% of our total voting power. As a result, they will possess significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions without the votes of any other stockholders. They are expected to have significant influence over decisions to enter into corporate transactions and have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in our best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our common stock or prevent our stockholder from realizing a premium over the then-prevailing market price for their common stock.

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

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, could result in significant market volatility and could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur could adversely affect the market price of our common stock.

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

As a smaller reporting company, we will not be required to, and may not, include a compensation discussion and analysis section in our proxy statements and we will provide only two years of financial statements. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies.

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

In addition, various provisions of our amended and restated bylaws may also have an anti-takeover effect. These provisions may delay, defer or prevent a tender offer or takeover attempt of our company that a stockholder might consider in his or her best interest, including attempts that might result in a premium over the market price for the shares held by our stockholders. Our amended and restated bylaws may be adopted, amended or repealed only by our board of directors. Our amended and restated bylaws also contain limitations as to who may call special meetings as well as require advance notice of stockholder matters to be brought at a meeting. Additionally, our amended and restated bylaws also provide that no director may be removed by less than a two-thirds vote of the issued and outstanding shares entitled to vote on the removal. Our amended and restated bylaws also permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships. These provisions will prevent a stockholder from increasing the size of our board of directors and gaining control of our board of directors by filling the resulting vacancies with its own nominees.

Our amended and restated bylaws also establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors. Stockholders at an annual meeting will only be able to consider proposals or nominations specified in the notice of meeting or brought before the meeting by or at the direction of the board of directors or by a stockholder who was a stockholder of record on the record date for the meeting, who is entitled to vote at the meeting and who has given us timely written notice, in proper form, of the stockholders’ intention to bring that business before the meeting. Although our amended and restated bylaws do not give the board of directors the power to approve or disapprove stockholder nominations of candidates or proposals regarding other business to be conducted at a special or annual meeting, our amended and restated bylaws may have the effect of precluding the conduct of certain business at a meeting if the proper procedures are not followed or may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of our company.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

An investment in our company may involve tax implications, and you are encouraged to consult your own advisors as neither we nor any related party is offering any tax assurances or guidance regarding our company or your investment.

An investment in our company generally involves complex federal, state and local income tax considerations. Neither the Internal Revenue Service nor any State or local taxing authority has reviewed the transactions described herein and may take different positions than the ones contemplated by management. You are strongly urged to consult your own tax and other advisors prior to investing, as neither we nor any of our officers, directors or related parties is offering you tax or similar advice, nor are any such persons making any representations and warrants regarding such matters.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings; or

•	changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by federal, state and local authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

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

Our principal office is located at 710 East Main Street, Lexington, Kentucky 40502.

Nova operates a group of regional primary specialty and ancillary care facilities throughout Florida and Georgia. The main office is located at 1903 S 25th Street, Suite 103 Fort Pierce, FL 34947. We lease all of these facilities.

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

Market Information

Our common stock eligible for quotation on the OTCQB Market operated by OTC Markets Group Inc. under the symbol “CDIX.” The OTCQB Market is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Number of Holders of Our Common Stock

As of March 9, 2026, there were approximately 995 stockholders of record of our common stock. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

Except as set forth below, we have not sold any equity securities during the 2025 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2025 fiscal year.

•	On October 31, 2025, we issued a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 (subject to adjustments) to a service provider.

•	On November 3, 2025, we issued 16,667 shares of common stock to a service provider.

•	On November 19, 2025, we issued an aggregate of 6,716,728 shares of common stock upon the conversion of an aggregate of 10,075,092 shares of series I preferred stock.

•	On November 25, 2025, we issued 30,454 shares of series N senior convertible preferred stock, 10,698 shares of series X senior convertible preferred stock and 26,114 shares of series Y senior convertible preferred stock as payment of accrued dividends.

•	On November 25, 2025, we issued 100,000 shares of common stock to a consultant for services rendered.

•	See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Notes” for a description of certain convertible promissory notes, warrants and shares of common stock issued in December 2025.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2025.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Our company is a targeted healthcare holding company dedicated to acquiring and building middle-market niche healthcare clinics, primarily in orthopedics, spine care, and pain management. Our partnership-driven culture emphasizes service excellence, teamwork, accountability, and performance.

We are focused on the acquisition of orthopedic and related modality practices with strong organic growth plans that are materially cash generative to maximize value and providing greater coverage for our patients, and diversification and risk mitigation for our stockholders.

All current revenue is derived from Nova, which was acquired on May 31, 2021. It operates a group of regional primary specialty and ancillary care facilities across Florida and Georgia that provide traumatic injury victims with primary care evaluations, interventional pain management, and specialty consultation services, including EMC assessments. We currently primarily focus on plaintiff-related care and provide healthcare to uninsured patients. Our patients have typically been in an accident and have filed a lawsuit as a plaintiff against the defendant who is allegedly responsible for the accident as the result of negligence or another tort. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. From sports injuries, to sprains, strains, and fractures, our doctors are dedicated to helping patients return to active lifestyles.

We also own a real estate company, Edge View, which we acquired on July 16, 2014. Edge View owns five (5) acres zoned medium density residential (MDR) with 12 lots already platted, six (6) acres zoned high-density residential (HDR) that can be platted in various configurations to meet current housing needs, and twelve (12) acres zoned in Lemhi County as Agriculture that is available for further annexation into the City of Salmon for development, as well as a common area for landowners to view wildlife, provide access to the Salmon River and fishing in a two (2) acre pond. Management does not currently have any plans to develop this property and expects to eventually sell the property.

All of our operations are conducted through, and our income derived from, our two subsidiaries.

Recent Developments

Bridge Loan

In December 2025 and January 2026, we entered into loan agreements with two accredited investors, pursuant to which we issued to such investors (i) convertible promissory notes in the aggregate principal amount of $80,000, which also provide for a second tranche of up to an additional $80,000 upon the mutual agreement of the parties, all of which were issued in January 2026, (ii) warrants for the purchase of an aggregate of 73,334 shares of common stock, of which 33,334 were issued in December 2025 and 40,000 were issued in January 2026, and (iii) 36,667 shares of common stock, all of which were issued in January 2026, for total gross proceeds of $80,000 and net proceeds of approximately $269,500, all of which were received in January 2026.

These convertible promissory notes accrue interest at a rate of twelve percent (12%) per annum, payable in shares of common stock, cash or a combination thereof at our option quarterly commencing on April 1, 2026, with all principal and accrued interest being due and payable five (5) years after issuance. If a quarterly interest payment is paid in shares of common stock, then the interest rate used in connection with such issuance shall be fifteen percent (15%) per annum. We may prepay the principal and accrued interest at any time without penalty upon fifteen (15) days’ notice. In addition, if we complete a financing of at least $2.5 million, then, if requested by a holder, we must repay the remaining principal and interest from the proceeds of such financing. These convertible promissory notes are unsecured and contain customary events of default for a loan of this type. These convertible promissory notes are convertible into shares of common stock at a conversion price of $0.825 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications or similar transactions). In addition, these convertible promissory note provide that if the closing price of our common stock on the sixth (6th) month anniversary of the issuance date is less than the conversion price then in effect, then the conversion price shall be adjusted to such lower price, and also provide that if we issue any shares of common stock, or securities convertible into common stock, at a price that is less than the conversion price then in effect, then the conversion price shall be adjusted to such lower price, subject to certain exceptions.

All of the warrants may be exercised for a period of three years at an exercise price of $9.00 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications, mergers, consolidations, reorganizations or similar transactions) and may be exercised on a cashless basis if there is no effective registration statement covering the shares of common stock issuable upon the exercise of the warrants.

All of the convertible promissory notes and warrants contain ownership limitations, which provide that we shall not effect any conversion or exercise, and a holder shall not have the right to convert or exercise any portion of a note or a warrant, to the extent that after giving effect to the issuance of common stock upon such conversion or exercise, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion or exercise. This limitation may be waived, up to a maximum of 9.99%, by a holder upon not less than sixty-one (61) days’ prior notice to us.

Conversion of Deferred Compensation

On January 29, 2026, we entered into a conversion agreement with Alex Cunningham, our Chief Executive Officer, pursuant to which deferred compensation in the amount of $2,365,242 owed to Mr. Cunningham was cancelled in exchange for 556,528 shares of common stock, of which the conversion was valued as of January 28, 2026.

On March 6, 2026, we entered into a conversion agreement with Daniel Thompson, our former Chairman of the Board, pursuant to which deferred compensation in the amount of $2,352,994 owed to Mr. Thompson was cancelled in exchange for 588,249 shares of common stock, of which the conversion was valued as of March 4, 2026.

Compensation Resolution Agreement

On March 6, 2026, we entered into a lock-up and compensation resolution agreement with Daniel Thompson, our former Chairman of the Board, to resolve outstanding accrued compensation obligations. Under the agreement, we issued an unsecured promissory note in the principal amount of $116,666.66 bearing interest at 10% annually, payable interest-only in year one and 50% principal in each of years two and three, with all amounts due within three years. The agreement also required Mr. Thompson to execute a lock-up agreement in connection with our planned public offering.

Amendment to Series N Certificate of Designation

On January 29, 2026, we filed a certificate of amendment to the certificate of designation for our series N senior convertible preferred stock with the Nevada Secretary of State’s Office to amend the certificate of designation to remove the redemption provisions, which previously provided for an optional redemption by us and a mandatory redemption at the option of the holder in certain circumstances.

Impact of Recent Developments on Stockholders’ Equity

Our capital structure changed materially after the balance-sheet date as a result of the aforementioned transactions. On a pro forma basis as of December 31, 2025, after giving effect to these transactions, our stockholders’ equity would have been approximately $6,018,864.  The impact on stockholder’s equity from the bridge loan transactions was $58,934, the conversions of deferred compensation by Mr. Cunningham $2,274,587 and Mr. Thompson $2,352,994, respectively, and the removal of the redemption provisions from the series N senior convertible preferred stock was $3,802,010.

Segments

As of December 31, 2025, we had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

The following table sets forth key components of our results of operations during the years ended December 31, 2025 and 2024, both in dollars and as a percentage of our revenue.

	December 31, 2025		December 31, 2024
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$11,535,577	100.00%	$8,270,126	100.00%
Total cost of sales	4,329,330	37.53%	3,841,628	46.45%
Gross profit	7,206,247	62.47%	4,428,498	53.55%
Operating expenses
Depreciation expense	5,652	0.05%	13,461	0.16%
Loss on disposal	12,593	0.11%	–	–
Share based compensation	754,475	6.54%	544,725	6.59%
Selling, general and administrative	5,332,941	46.23%	4,063,816	49.14%
Total operating expense	6,105,661	52.93%	4,622,002	55.89%
Income (loss) from continuing operations	1,100,586	9.54%	(193,504)	(2.34)%
Other (expense) income
Other expense	(22,147)	(0.19)%	(5,362)	(0.06)%
Gain on debt refinance and forgiveness	–	–	78,834	0.95%
Penalties and fees	(1,500)	(0.01)%	(1,330)	(0.02)%
Interest expense	(6,822,816)	(59.15)%	(3,045,504)	(36.83)%
Amortization of debt discounts	–	–	(24,821)	(0.30)%
Total other expense	(6,846,463)	(59.35)%	(2,998,183)	(36.25)%
Net loss before discontinued operations	(5,745,877)	(49.81)%	(3,191,687)	(38.59)%
Income (loss) from discontinued operations	238,285	2.07%	(111,312)	(1.35)%
Net loss	$(5,507,592)	(47.74)%	$(3,302,999)	(39.94)%

Revenue. For the years ended December 31, 2025 and 2024, all our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue increased by $3,265,451, or 39.48%, to $11,535,577 for the year ended December 31, 2025 from $8,270,126 for the year ended December 31, 2024. Excluding the cumulative catch up reduction to revenue of $1,005,764 and the one-time change in accounting estimate of $1,650,474 (both discussed below), revenue increased by $609,213, or 5.58%. The increase in revenue is driven by an increase in both patient office visits and a shift to more complex higher-value surgical procedures performed on patients year over year. For the year ended December 31, 2025, these office visits and surgical procedures were provided to approximately 270 - 375 patients per month on average at eleven facilities, an increase over the year ended December 31, 2024, where we provided services to approximately 250 – 325 patients per month on average at twelve facilities.

For the year ended December 31, 2024, we realized a 44% average settlement rate of our gross billed charges during this time frame, which were historically recorded in accounts receivable and revenue at 49% of gross billings. Accordingly, we recorded reductions to net revenue of $1,005,764 for the year ended December 31, 2024. Additionally, with the reduction in our estimate of our settlement realization rate from 49% to 44%, a $1,650,474 change in accounting estimate was taken during the third quarter of 2024 in our accounts receivable and revenue. For the year ended December 31, 2025, we realized a 41% average settlement rate.

Cost of sales. Our cost of sales consists of surgical center and laboratory fees, physician and professional fees, salaries and wages and medical supplies. Our total cost of sales increased by $487,702, or 12.70%, to $4,329,330 for the year ended December 31, 2025 from $3,841,628 for the year ended December 31, 2024. As a percentage of revenue, cost of sales decreased from 46.45% for the year ended December 31, 2024 to 37.53% for the year ended December 31, 2025. Excluding the reductions to revenue of $1,650,474 and $1,005,764 noted above, as a percentage of revenue, cost of sales increased from 35.16% for the year ended December 31, 2024 to 37.53% for the year ended December 31, 2025. The increase is attributable to an increase in revenue as noted above, offset by a corresponding increase in laboratory fees and personnel-related fees.

Gross profit. As a result of the foregoing, our total gross profit increased by $2,777,749, or 62.72%, to $7,206,247 for the year ended December 31, 2025 from $4,428,498 for the year ended December 31, 2024. Our total gross margin (percent of revenue) increased from 53.55% for the year ended December 31, 2024 to 62.47% for the year ended December 31, 2025.

Depreciation expense. Our depreciation expense was $5,652, or 0.05% of revenue, for the year ended December 31, 2025, as compared to $13,461, or 0.16% of revenue, for the year ended December 31, 2024. The decrease is related to the loss on disposal of fixed assets described below and the related reduction of depreciation expense.

Loss on disposal of fixed assets. For the year ended December 31, 2025, we recognized a loss on disposal of fixed assets of $12,593, which resulted from the identification of certain medical equipment that was no longer functional in our medical facilities.

Share based compensation. Our share based compensation expense was $754,475, or 6.54% of revenue, for the year ended December 31, 2025, as compared to $544,725, or 6.59% of revenue, for the year ended December 31, 2024. Share based compensation expense in 2025 and 2024 consisted of expense related to the issuance of common stock to our board of directors, officers and employees, our investor relations firm and other consultants for services provided.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries and bonuses plus related payroll taxes, advertising expenses, professional advisor fees, credit losses, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses increased by $1,269,125, or 31.23%, to $5,332,941 for the year ended December 31, 2025 from $4,063,816 for the year ended December 31, 2024. As a percentage of revenue, our selling, general and administrative expenses were 46.23% and 49.14% for the years ended December 31, 2025 and 2024, respectively. Increases were primarily attributable to increases of $1,017,749 in salaries, related bonuses, payroll taxes and payroll fees while headcount remained the same during each period, as well as an increase of $166,138 in professional fees during the year ended December 31, 2025.

Total other expense. We had $6,846,463 in total other expense, net, for the year ended December 31, 2025, as compared to other expense, net, of $2,998,183 for the year ended December 31, 2024. Other expense, net, for the year ended December 31, 2025 consisted of interest expense of $6,822,816, financing penalties and fees of $1,500 and other expense of $22,147. Other expense, net, for the year ended December 31, 2024 consisted of interest expense of $3,045,504, amortization of note payable discounts of $24,821, financing penalties and fees of $1,330 and other expense of $5,362, offset by a gain on debt refinance and forgiveness of $78,834. The 124.03% increase in interest expense was primarily attributable to interest associated with the line of credit described below.

Discontinued operations. For the year ended December 31, 2025, we recorded a gain from discontinued operations of $238,285 and for the year ended December 31, 2024, we recorded a loss from discontinued operations of $111,312. The income from discontinued operations for the year ended December 31, 2025 is due to the final resolution and disposition of remaining claims in connection with Platinum Tax, which were reported as net liabilities from discontinued operations on the consolidated balance sheet as of December 31, 2024. The $111,312 loss from discontinued operations for the year ended December 31, 2024 is a part of the execution of a settlement reached in July 2022 with six previous owners of Red Rock, an entity that was discontinued in May 2019.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $5,507,592 for the year ended December 31, 2025, as compared to a net loss of $3,302,999 for the year ended December 31, 2024, a net increase of $2,204,593, or 66.75%.

Liquidity and Capital Resources

As of December 31, 2025, we had $318,535 in cash. To date, we have financed our operations primarily through revenue generated from operations, proceeds from issuance of securities, advances from stockholders and third-parties and related party debt.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	Years Ended December 31,
	2025	2024 (Restated)
Net cash used in operating activities from continuing operations	$(2,853,274)	$(2,765,797)
Net cash provided by financing activities	1,983,624	2,975,727
Net change in cash	(869,650)	321,242
Cash at beginning of year	1,188,185	866,943
Cash at end of year	$318,535	$1,188,185

Operating Activities

Our net cash used in operating activities from continuing operations was $2,853,274 for the year ended December 31, 2025, as compared to $2,765,797 for the year ended December 31, 2024. The primary drivers of our net cash used in operating activities for year ended December 31, 2025 are our net loss of $5,507,592, an increase of $6,399,392 in accounts receivable, an increase in officers’ compensation of $512,769, an increase of $459,766 in accounts payable and other accrued expenses, an increase in accrued interest of $367,745 and a $238,285 gain on final resolution and dismissal of remaining liabilities and legal claim of the discontinued operations. These increases were offset by $6,421,521 in interest expense from the line of credit, $754,475 in share based compensation expense, $593,450 in bonus expense and $262,928 in credit losses. The primary drivers of our net cash used in operating activities for year ended December 31, 2024 are our net loss of $3,302,999, increase of $4,545,068 in accounts receivable, and a decrease of $699,559 in accounts payable and other accrued expenses, offset by interest included in the line of credit of $3,092,350, a change in estimate adjustment for the change in realization rate of $1,650,474, share based compensation of $544,725 and credit losses of $266,000.

We monitor outstanding patient cases as they develop through ongoing discussions with attorneys, doctors and our third-party medical billing company and additionally monitor our settlement realization rates over time. We currently have one primary method of accelerating our cash settlement of our revenue and related accounts receivable through accepting lower settlement amounts during the final negotiations of the settlement, which is coordinated through our third-party medical billing company. When our third-party medical billing company is provided with a settlement amount of 49% of gross charges or greater they will accept. When presented with a lower amount we will discuss the reasons for the reduced rate and negotiate a higher rate. Shortening our negotiation time frame will typically result in a lower settlement realization rate, but will accelerate the cash settlement of the outstanding accounts receivable. We began employing this method in 2024, which reduced our settlement realization rate as described below. We may employ this method in the future. The most recent average realization time for accounts receivable was approximately 12 to 24 months from the initial date of service. Typically, a patient will have a series of dates of service over an average of 12 to 16 months.

Prior to fiscal year 2024, we historically realized a 49% settlement rate from total gross billed charges. Accordingly, we had historically recognized net healthcare service revenue as 49% of gross billed amounts. During the year ended December 31, 2024, we underwent efforts to accelerate cash settlement of our accounts receivable to generate cash flow for operations. We did this by shortening settlement negotiations with insurance companies and accepting lower settlement amounts. Additionally, during 2024, we completed a thorough review of our third-party billing data, including reviewing historical reports and new reporting methods as a part of the updated analysis. Based upon this review, it was determined that a lookback period should be used in the analysis of our historical settlement realization rates. As a result of the new efforts to accelerate cash settlement, and establishing a periodic lookback analysis, during the year ended December 31, 2024, we realized a 44% average settlement rate of our gross billed charges during this time frame, which were historically recorded in revenue at 49% of gross billings. We continue to periodically evaluate this estimated settlement realization rate in accordance with ASC 606. This includes a monthly review of our historical data and settlement realization rates, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and third-party medical billing company in order to determine the variable consideration under ASC 606 and the net transaction price. During 2025, we continued expanding the historical lookback period to 36 months based on the ongoing expanding data history and the timeframe in which collections have recently been occurring. We update the settlement realization rate estimate used in determining revenue periodically based on these reviews. As of December 31, 2025, the settlement realization rate at which revenue is recorded was at 41%.

Investing Activities

We had no investing activities for the years ended December 31, 2025 and 2024.

Financing Activities

Our net cash provided by financing activities was $1,983,624 for the year ended December 31, 2025, as compared to $2,975,727 for the year ended December 31, 2024. Net cash provided by financing activities for the year ended December 31, 2025 consisted of net proceeds from the line of credit of $2,142,396 and net proceeds from convertible notes payable of $200,000, offset by $300,000 paid on a note payable, $50,000 in dividend payments and $8,772 in payments on the Small Business Administration loan described below. Net cash provided by financing activities for the year ended December 31, 2024 consisted of net proceeds from the line of credit of $3,433,542, offset by $125,000 paid on a note payable, the payment of $120,997 to a director, $105,079 paid on convertible notes payable, $100,000 in dividend payments and $6,739 in payments on the Small Business Administration loan described below.

Convertible Notes

As of December 31, 2025, we had convertible debt outstanding net of amortized debt discount of $118,295. During the year ended December 31, 2025, we received $200,000 in proceeds from convertible notes and no interest was repaid, we converted $154,049 in principal and accrued interest and $1,500 in conversion cost into 64,165 shares of common stock and recognized $145,871 of additional paid-in capital to adjust the fair value for the debt settlement during the year ended December 31, 2025. Debt discounts associated with the convertible debt at December 31, 2025 were $131,705.

On January 24, 2017, we issued a convertible promissory note in the principal amount of $80,000 for services rendered, the remaining balance of which was converted into common stock on August 26, 2025. On March 30, 2023, we executed an additional tranche under this note in the principal amount of $25,000. This note is currently in default and accrues interest at a default interest rate of 20% per annum. On August 11, 2023, we executed an additional tranche under this note in the principal amount of $25,000. This note accrues interest at a rate of 15% per annum. As of December 31, 2025, the outstanding balance of these notes is $50,000 and they have accrued interest of $23,370.

In December 2025, we entered into loan agreements with two accredited investors, pursuant to which we issued to such investors (i) convertible promissory notes in the aggregate principal amount of $200,000, (ii) warrants for the purchase of an aggregate of 66,667 shares of common stock and (iii) 6,667 shares of common stock for total gross and net proceeds of $200,000. We concluded that the notes, warrants and common shares represent freestanding financial instruments issued as a single financing unit and, accordingly, allocated the total transaction proceeds to each instrument based on their relative fair values. The aggregate amount allocated to the warrants and common shares was recorded as a debt discount and is being amortized to interest expense over the contractual term of the notes. These convertible promissory notes accrue interest at a rate of twelve percent (12%) per annum, payable in shares of common stock, cash or a combination thereof at our option quarterly commencing on April 1, 2026, with all principal and accrued interest being due and payable one (1) year after issuance. We may prepay the principal and accrued interest at any time without penalty upon fifteen (15) days’ notice. These convertible promissory notes are unsecured and contain customary events of default for a loan of this type. These convertible promissory notes are convertible into shares of common stock at a conversion price of $3.00 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications or similar transactions). As of December 31, 2025, the outstanding balance of these notes is $200,000 and they have accrued interest of $499.

All of the December 2025 warrants may be exercised for a period of three years at an exercise price of $9.00 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications, mergers, consolidations, reorganizations or similar transactions) and may be exercised on a cashless basis if there is no effective registration statement covering the shares of common stock issuable upon the exercise of the warrants.

All of the December 2025 convertible promissory notes and warrants contain ownership limitations, which provide that we shall not effect any conversion or exercise, and a holder shall not have the right to convert or exercise any portion of a note or a warrant, to the extent that after giving effect to the issuance of common stock upon such conversion or exercise, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion or exercise. This limitation may be waived, up to a maximum of 9.99%, by a holder upon not less than sixty-one (61) days’ prior notice to us.

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

This transaction was accounted for as a debt extinguishment and a gain on settlement of $78,834 was recorded to the consolidated statement of operations for the year ended December 31, 2024, in accordance with FASB Topic 470 Borrower’s Accounting for Debt Modifications. During the year ended December 31, 2025, we paid $300,000 against the outstanding principal balance. At December 31, 2025, the remaining principal balance was $110,000.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at December 31, 2025 and the accrued interest was $10,188. We assigned all of our receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration Loans

On June 2, 2020, we obtained a loan from the Small Business Administration of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at December 31, 2025 was $143,558 and $0, respectively.

Line of Credit

On September 29, 2023, our company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC, or DML, which was automatically renewed for a term of one year on September 29, 2025, to sell, with recourse, Nova’s accounts receivables for a revolving financing up to a maximum advance amount of $4.5 million. Effective October 22, 2025, we entered into amendment No. 5 with DML, which extends the term of the revolving purchase and security agreement through September 28, 2028. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by us and DML, the maximum amount may be increased. On April 24, 2024, we entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, we entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. On December 27, 2024, we and Nova entered into amendment No. 3 with DML which further increased the maximum advance amount to $15,000,000. On October 1, 2025, we and Nova entered into amendment No. 4 with DML which further increased the maximum advance amount to $23,000,000. As of December 31, 2025, we had an outstanding balance $17,209,908 against the revolving receivable line of credit and accrued interest of $673,267. The unused line of credit balance as of December 31, 2025 was $5,790,092. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 28, 2028.

Related Party Loans

On December 21, 2025, in connection with bonuses earned by certain employees, we issued promissory notes in the aggregate principal amount of $1,085,703 (representing bonuses earned of $593,450 and $492,253 for the years ended December 31, 2025 and 2024, respectively), in lieu of cash payment, including a promissory note in the principal amount of $460,000 to Alex Cunningham, our Chairman and Chief Executive Officer, a promissory note in the principal amount of $122,550 to Matthew T. Shafer, our Chief Financial Officer, and a promissory note in the principal amount of $460,000 to Daniel Thompson, our Chairman at such time. These notes bear interest of 5% per annum and mature on June 30, 2026. The bonus expense was recognized in the period earned, and the issuance of the notes was accounted for as a non-cash financing activity.

In connection with the acquisition of Edge View on July 16, 2014, we assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 as of December 31, 2025.

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

Critical Accounting Policies

The following discussion relates to critical accounting policies for our consolidated company. The preparation of financial statements in conformity with GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition. Our primary source of revenue is our healthcare subsidiary, which records revenues from providing licensed and/or certified orthopedic procedures. Revenue is recognized at a point in time in accordance with Accounting Standards Codification, or ASC, 606 and at an estimated net settlement realization rate based on gross billed charges. Our healthcare subsidiary does not have contract liabilities or deferred revenue as there are no amounts prepaid for services. We apply the following five-step ASC 606 model to determine revenue recognition:

•	identification of a contract with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the separate performance obligations; and

•	recognition of revenue when performance obligations are satisfied.

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

Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration, which has been based on a historical lookback of our actual settlement realization rates. The estimates of reserves established for variable consideration reflect current contractual requirements, our historical experience, specific known market events and trends, industry data and forecasted patient data and settlement patterns. Settlement realization patterns are assessed based on actual settlements and based on expected settlement realization trends obtained from discussions with attorneys, doctors and our third-party medical billing company. Settlement amounts are negotiated, and prolonged settlement negotiations are not indicative of a greater likelihood of reduced settlement realization or zero settlement.

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

Settlement Rates

Prior to fiscal year 2024, we historically realized a 49% settlement rate from total gross billed charges. Accordingly, we had historically recognized net healthcare service revenue as 49% of gross billed amounts. During the year ended December 31, 2024, we underwent efforts to accelerate cash settlement of our accounts receivable to generate cash flow for operations. We did this by shortening settlement negotiations with insurance companies and accepting lower settlement amounts. Additionally, during 2024, we completed a thorough review of our third-party billing data, including reviewing historical reports and new reporting methods as a part of the updated analysis. Based upon this review, it was determined that a lookback period should be used in the analysis of our historical settlement realization rates. As a result of the new efforts to accelerate cash settlement, and establishing a periodic lookback analysis, during the year ended December 31, 2024, we realized a 44% average settlement rate of our gross billed charges during this time frame, which were historically recorded in revenue at 49% of gross billings. We continue to periodically evaluate this estimated settlement realization rate in accordance with ASC 606. This includes a monthly review of our historical data and settlement realization rates, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and third-party medical billing company in order to determine the variable consideration under ASC 606 and the net transaction price. During 2025, we continued expanding the historical lookback period to 36 months based on the ongoing expanding data history and the timeframe in which collections have recently been occurring. We update the settlement realization rate estimate used in determining revenue periodically based on these reviews. As of December 31, 2025, the settlement realization rate at which revenue is recorded was at 41%.

Contract Fees (Non-PIP)

We have contract fees for amounts earned from our Non-PIP related procedures, typically car accidents, and are settled on a contingency basis. Prior to April 2023, these cases were sold to a factor who bears the risk of economic benefit or loss. Generally, the sale of these cases to a third-party factor resulted in an approximate 54% reduction from the accounts receivables amounts. After selling patient cases to the factor, any additional funds settled by us were remitted to the factor. We evaluated the factored adjustments considering the actual factored amounts per patient on a quarterly interval, and the reductions from accounts receivable that were factored were recorded in finance charges as other expenses on the consolidated statement of operations. As a result of our 12 to 24 month settlement realization timeframe, we have an accrued liability resulting from the settlement of receivables sold to the third-party factors which fluctuates as settlements are made and remitted to those third-party factors. These accounts receivables sold to these third-party factors are not included in our financial statements accounts receivable balance once sold and therefore are not part of the assessment of the net realizable value of accounts receivable. We ceased factoring of accounts receivable in the first quarter of 2023.

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

We do not have a significant exposure to credit losses as we have historically had a less than 1.0% loss rate where we received no settlement amount for our outstanding accounts receivable. Although possible, claims resulting in zero collection upon settlement are rare based on our historical experience and has historically been 0.5% to 1.0% of our outstanding accounts receivable, thereby resulting in a collection rate of 99%. We use the loss rate method to record our allowance for credit losses. We apply the loss rate method by reviewing our zero collection history on a quarterly basis and updating our estimate of credit losses to adjust for changes in loss data. We typically collect on our accounts receivable between 12 to 24 months after recording. We do not record an allowance for credit losses based on an aging of our accounts receivable as the aging of our receivables do not influence the credit loss rate due to the nature of our business and the letter of protection. We do not adjust our receivables for the effects of a significant financing component at contract inception as the timing of variable consideration is determined by the settlement, which is outside of our control. As of December 31, 2025 and 2024, our allowance for credit losses was $400,000 and $255,215, respectively. We recognized $262,928 and $266,000 of credit loss expense during the years ended December 31, 2025 and 2024, respectively, which is included in selling, general and administrative expenses in the consolidated statement of operations. The balance of accounts receivable, net as of January 1, 2024 was $13,305,254. The balance of the allowance for credit losses was $122,190 as of January 1, 2024.

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

Goodwill. Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. We review goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation for impairment of goodwill, if needed, is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. For the years ended December 31, 2025 and 2024, we determined there to be no impairment. We based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors. The restatement of our previously issued consolidated financial statements, which corrects the classification of noncash interest expense in the consolidated statements of cash flows from financing activities to operating activities, did not constitute a ‘triggering event’ under our impairment assessment procedures, as it did not reflect a change in our operations, market conditions, or other circumstances that could indicate the fair value of goodwill may be below its carrying amount. Furthermore, even if a quantitative analysis had been performed, the correction would not have impacted the valuation models’ key inputs, including assumptions and internal projections of expected future cash flows and operating plans. Accordingly, the restatement had no effect on our goodwill impairment conclusion.

Valuation of Long-Lived Assets. In accordance with the provisions of ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets,” all long-lived assets such as plant and equipment and construction in progress held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. The restatement of our previously issued consolidated financial statements, which corrects the classification of noncash interest expense in the consolidated statements of cash flows from financing activities to operating activities, did not constitute an event or change in circumstances under ASC 360 that would trigger a recoverability test, and did not alter the estimated cash flows used in such an assessment.

Distinguishing Liabilities from Equity. We account for our series N senior convertible preferred stock and series X senior convertible preferred stock subject to possible redemption in accordance with ASC 480, “Distinguishing Liabilities from Equity”. Conditionally redeemable preferred shares are classified as temporary equity within our consolidated balance sheet.

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

Share-Based Compensation. We account for our stock-based compensation in which we obtain employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB ASC. Pursuant to paragraph 718-10-30-6 of the FASB ASC, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of equity-classified awards is the grant date, which is the date on which we and the grantee reach a mutual understanding of the award’s key terms and conditions. Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. The expense resulting from share-based payments is recorded in general and administrative expense in the consolidated statements of operations.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2025. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2025, our internal control over financial reporting was effective.

We reinforce both the importance of effective controls through ongoing communication with staff across the organization and compensating controls and oversight controls to improve the design of the current process with limited human resources on an ongoing basis to ensure a culture of awareness towards a strengthened internal control environment.

We believe designing and implementing effective disclosure controls and procedures is a continuous ongoing effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. As such, there can be no assurance a material weakness in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed when needed.

Changes in Internal Controls over Financial Reporting

In connection with the preparation of our financial statements for the quarter ended June 30, 2025, management identified a classification error in the presentation of noncash interest expense within the consolidated statements of cash flows, which resulted in the restatement of certain prior-period financial statements presented in this report. While this classification error did not result in a material weakness in internal control over financial reporting, we have further enhanced our review procedures for the statement of cash flows, including additional cross-checks between the disclosure checklist, supporting schedules, and the general ledger.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting

As originally described in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weakness in internal control over financial reporting and have devoted substantial resources to the implementation of remediation efforts as described below. During the fourth quarter of 2025, we successfully completed our assessment and evaluation to conclude that, as of December 31, 2025, the previously identified material weaknesses noted below have been remediated.

Remediated material weakness:

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

In order to cure this material weakness, we have completed the implementation of significant new and enhanced processes, policies and procedures to our control environment, which we believe address both the identified material weakness and strengthens our overall financial control environment, including the following completed remediation measures:

•

We made strategic hiring decisions and provided, and will continue to provide, technical training to our financial team, and other relevant operations personnel, on appropriate GAAP accounting guidelines applicable to financial reporting requirements and internal controls and operating procedures.

•	We implemented consistent application of new and existing policies and procedures across the organization that address technical, financial and operational controls and the forgoing weaknesses identified. We have developed and formally approved accounting policies and procedures aligned with applicable standards and clearly define roles, responsibilities, and standardized workflows. These policies and procedures have been communicated to all relevant staff and shared ongoing, and have been embedded into daily operation, system-based controls, and month-end checklists. Compliance is monitored through periodic and multiple level reviews, with deviations corrected immediately through root cause analysis, targeted retraining and process updates, ensuring consistent accounting practices and a strengthened internal control environment.

•	We implemented high quality proper documentation procedures for key functional areas, control objectives and workflows. We significantly improved and continuously enhance processes, routine and non-routine, debt and equity financing transactions including accounting for derivatives, convertible debt, preferred stock, and on occasion management has hired external experts to augment technical and valuation work in order to ensure technical accuracy and timeliness. On an ongoing basis we assess processes to ensure workflows encompass segregation of duties as well as oversight of secondary independent reviews.

We reinforce both the importance of effective controls through ongoing communication with staff across the organization and compensating controls and oversight controls in order to improve the design of the current process with limited human resources on an ongoing basis to ensure a culture of awareness towards a strengthened internal control environment.

Based on the results of our assessment and evaluation of these new and enhanced controls, we have determined that the updated controls and procedures are effective as of December 31, 2025. As a result, we believe these material weaknesses have been remediated. We believe designing and implementing an effective disclosure controls and procedures is a continuous ongoing effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. As such, however, there can be no assurance a material weakness in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed when needed. The remedial measures that we have taken have addressed the material weaknesses that were identified.

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On December 21, 2025, in connection with bonuses earned by certain employees, we issued promissory notes in the aggregate principal amount of $1,085,703 (representing bonuses earned of $593,450 and $492,253 for the years ended December 31, 2025 and 2024, respectively), in lieu of cash payment, including a promissory note in the principal amount of $460,000 to Alex Cunningham, our Chairman and Chief Executive Officer, a promissory note in the principal amount of $122,550 to Matthew T. Shafer, our Chief Financial Officer, and a promissory note in the principal amount of $460,000 to Daniel Thompson, our Chairman at such time. These notes bear interest of 5% per annum and mature on June 30, 2026.

Except for the foregoing, we have no information to disclose that was required to be in a report on Form 8-K during the fourth quarter of fiscal year 2025 but was not reported.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2025.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position
Alex Cunningham	70	Chairman, Chief Executive Officer and President
Matthew T. Shafer	55	Senior Vice President and Chief Financial Officer
Gillard B. Johnson, III	77	Director
Cathy Pennington	67	Director
L. Jack Staley	79	Director

Alex Cunningham. Mr. Cunningham has been our Chief Executive Officer and President and has served on our board of directors since June 2015 and was appointed as Chairman in December 2025. Prior to joining us, Mr. Cunningham founded Francnsult, Inc., a business development company representing franchise operations, where he was in charge of identifying prospects for franchising, mergers, and acquisitions, and was the managing partner at AH Cunningham & Associates, LLC, a firm which provided financial and operational consulting services to owners of small and medium-sized businesses, EB-5 immigrant investors, passive investment, franchise owners, and franchisors. Prior to his employment at Francnsult, Inc. and AH Cunningham & Associates, Mr. Cunningham was the president and chief executive officer of Profit Management Consulting, a management consulting company that assisted in the management of private and closely held middle-market companies, from 1996 to 2005. From 1991 to 1996, Mr. Cunningham was a partner at London Capital Corporation, a company which provides merger and acquisition services to small and medium-sized businesses. Mr. Cunningham received a BBA-Finance and Administration at the University of Kentucky and an MBA from Rollins College. We believe Cunningham is well suited to serve as a director because of his previous business management, financial, and merger and acquisition experience.

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

Corporate Governance

Governance Structure

Currently, our Chief Executive Officer is also our Chairman of the Board. Our board believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for our company. In making this determination, the board considered, among other matters, Mr. Cunningham’s experience and tenure with our company and believed that Mr. Cunningham is highly qualified to act as both Chairman and Chief Executive Officer due to his experience, knowledge, and personality. Among the benefits of a combined Chairman/Chief Executive Officer considered by the board is that such structure promotes clearer leadership and direction for us and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

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

Independent Directors

Our board of directors has determined that all of our directors, other than Mr. Cunningham, qualify as “independent” directors in accordance with the rules and regulations of The Nasdaq Stock Market, or Nasdaq.

Committees of the Board of Directors

We have established a standing audit committee, compensation committee and nominating and corporate governance committee of our board of directors, each with its own charter approved by the board, which are available on our website at www.cardifflexington.com.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that most of the reports were not timely filed for the year ended December 31, 2025. All of the delinquent reports were recently filed.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2025 and 2024

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Total ($)
Alex Cunningham, Chief Executive Officer(2)	2025	885,000	250,000	242,760	1,377,760
	2024	360,000	200,000	280,000	840,000
Daniel Thompson, former Chairman of the Board(3)	2025	700,000	250,000	242,760	1,192,760
	2024	360,000	200,000	280,000	840,000
Matthew T. Shafer, Chief Financial Officer(4)	2025	250,800	62,700	264,667	578,167
	2024	228,000	57,000	22,400	307,400

(1)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with ASC Topic 718.

(2)	For the year ended December 31, 2025, Mr. Cunningham was paid salary of $737,500, with the remaining salary and bonus amounts accrued, and for the year ended December 31, 2024, Mr. Cunningham was paid salary of $360,000, with the remaining salary and bonus amounts accrued. As of December 31, 2025, the total outstanding accrued compensation owed to Mr. Cunningham was $2,163,000. See also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Party Loans” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Conversion of Deferred Compensation.”

(3)	Mr. Thompson served as our Chairman from May 2024 to December 2025. For the year ended December 31, 2025, Mr. Thompson was paid salary of $583,333, with the remaining salary and bonus amounts accrued, and for the year ended December 31, 2024, Mr. Thompson was paid salary of $240,000, with the remaining salary and bonus amounts accrued. As of December 31, 2025, the total outstanding accrued compensation owed to Mr. Thompson was $2,237,167. See also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Party Loans.”

(4)	For the year ended December 31, 2025, Mr. Shafer was paid salary of $250,800, with the bonus amounts accrued, and for the year ended December 31, 2024, Mr. Shafer was paid salary of $228,000, with the bonus amounts accrued. As of December 31, 2025, the total outstanding accrued bonus and stock compensation owed to Mr. Shafer was $406,767. See also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Party Loans.”

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

Retirement and Healthcare Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan or a nonqualified deferred compensation plan. During 2024, we established a tax qualified 401(k) plan for our employees, including the named executive officers. We currently do not contribute to this plan.

Our named executive officers are eligible to participate in the same medical, life and disability insurance programs and other welfare plans as the rest of our employees.

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Messrs. Cunningham and Shafer are entitled severance if their employment is terminated without cause or for good reason.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2025.

Name	Stock Awards
	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Matthew T. Shafer (1)	8,334	$43,228.46	-	-

(1)	On December 11, 2025, Mr. Shafer was granted a restricted stock award for 8,334 shares of common stock, which shall vest in full on December 11, 2026.

Director Compensation

The table below sets forth the compensation paid to our independent directors during the fiscal years ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Gillard B. Johnson, III	42,500	15,300	85,786	143,586
Cathy Pennington	42,500	15,300	85,786	143,586
L. Jack Staley	42,500	15,300	85,786	143,586

(1)	On September 26, 2025, we granted to each independent director (i) a restricted stock award for 1,667 shares of common stock, which vested in full on the date of grant (as compensation for service in 2024) and (ii) a restricted stock award for 1,667 shares of common stock, with 556 shares vesting immediately and the remaining shares vesting in three (3) quarterly installments commencing on October 1, 2025. The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with ASC Topic 718.

(2)	On December 11, 2025, we granted to each independent director a stock option for the purchase of 16,667 shares of common stock at an exercise price of $5.187, which vests quarterly over one year commencing on January 1, 2026. The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with ASC Topic 718.

Effective as of April 1, 2024, we entered into independent director agreements with each of our independent directors, Gillard B. Johnson, III, Cathy Pennington and L. Jack Staley, pursuant to which we agreed to pay to each independent director (i) an annual fee of $20,000 for the first year of service, which increased to $40,000 commencing in the second year of service, which annual fee will be paid quarterly, and (ii) an attendance fee of $2,500 for each in person board meeting attended and $1,000 for each virtual board meeting attended. Upon appointment, we also issued 3,334 shares of common stock to each independent director and we have also agreed to grant to each independent director 1,667 shares of restricted stock under our 2024 Equity Incentive Plan for the first year of service and each subsequent year of service, which shares will vest in four (4) quarterly installments, subject to the director’s continuing service on the board. To the extent services require out-of-town travel, we have agreed to reimburse each independent director up to $1,000 per trip. We also agreed to reimburse each independent director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the director’s duties.

2024 Equity Incentive Plan

On January 31, 2024, our board of directors and stockholders adopted the Cardiff Lexington Corporation 2024 Equity Incentive Plan, or the Plan. The following is a summary which describes the principal features of the Plan, but it is qualified in its entirety by reference to the full text of the Plan.

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

Shares Available. As of December 31, 2025, pursuant to the Plan, the maximum number of shares of our common stock that could be issued to participants under the Plan was 921,675 (subject to adjustment for certain corporate changes affecting the common stock, such as stock splits); provided that the number of shares of common stock available for issuance under the Plan will automatically increase on January 1 of each calendar year during the term of the Plan by an amount equal five percent (5%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the Plan. On January 1, 2026, the number of shares increased to 1,606,718.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our voting stock as of March 9, 2026 by (i) each of our executive officers and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our outstanding common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 710 East Main Street, Lexington, KY 40502.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Voting Stock(2)
Alex Cunningham, Chairman Chief Executive Officer(3)	Common Stock	8,673,353	37.36%
Matthew T. Shafer, Chief Financial Officer	Common Stock	74,168	*
Gillard B. Johnson, III, Director(4)	Common Stock	15,002	*
Cathy Pennington, Director(5)	Common Stock	15,002	*
L. Jack Staley, Director(6)	Common Stock	15,002	*
All executive officers and directors (5 persons above)	Common Stock	8,792,527	37.86%
Daniel Thompson(7)	Common Stock	8,415,954	36.25%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 9, 2026 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)	Percentage of total voting stock represents total ownership with respect to all shares of our voting stock, which includes our common stock, series A preferred stock and series L preferred stock, voting as a single class. As of March 9, 2026, there were 15,159,403 shares of common stock, 2 shares of series A preferred stock and 319,493 shares of series L preferred stock issued and outstanding. Each share of common stock and series L preferred stock is entitled to one (1) vote per share. Each share of series A preferred stock is entitled to a number of votes at any time equal to 25% of the number of votes then held or entitled to be made by all other equity securities of our company, plus one (equivalent to 3,869,725 votes as of March 9, 2026). For each beneficial owner above, any options, warrants or other convertible securities exercisable within 60 days have been included in the denominator.

(3)	Includes (i) 3,914,230 shares of common stock held directly, (ii) 889,398 shares of common stock held by Alexander Hunt Cunningham, Sr. Revocable Trust and (iii) 1 share of series A preferred stock held directly. Mr. Cunningham is the Trustee of Alexander Hunt Cunningham, Sr. Revocable Trust and has voting and dispositive power over the shares held by it.

(4)	Includes 6,668 shares of common stock and 4,167 shares of common stock which Mr. Johnson has the right to acquire within 60 days through the exercise of vested stock options.

(5)	Includes 6,668 shares of common stock and 4,167 shares of common stock which Ms. Pennington has the right to acquire within 60 days through the exercise of vested stock options.

(6)	Includes 6,668 shares of common stock and 4,167 shares of common stock which Mr. Staley has the right to acquire within 60 days through the exercise of vested stock options.

(7)	Includes (i) 4,477,063 shares of common stock held directly, (ii) 69,166 shares of common stock held by the 2007 Thompson Family Trust and (iii) 1 share of series A preferred stock held directly. Mr. Thompson is the Trustee of the 2007 Thompson Family Trust and has voting and dispositive power over the shares held by it.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	90,002	$5.19	709,997
Equity compensation plans not approved by security holders	-	-	-
Total	90,002	-	709,997

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2024 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On December 21, 2025, we issued promissory notes to certain employees in settlement of bonuses earned for services rendered, including a promissory note in the principal amount of $460,000 to Alex Cunningham, our Chairman and Chief Executive Officer, a promissory note in the principal amount of $122,550 to Matthew T. Shafer, our Chief Financial Officer, and a promissory note in the principal amount of $460,000 to Daniel Thompson, our Chairman at such time. These notes accrue interest at a rate of 5.00% per year and mature on June 30, 2026.

We have obtained short-term advances from Daniel Thompson, the former Chairman of the Board, that are non-interest bearing and due on demand. As of December 31, 2023, we owed the Chairman $120,997, which was repaid in full during the year ended December 31, 2024.

Director Independence

Our board of directors has determined that all of our directors, other than Mr. Cunningham, qualify as “independent” directors in accordance with the rules and regulations of Nasdaq.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2025 and 2024. Fees include those paid to GBQ Partners, LLC and Grassi & Co., CPAs, P.C. for audit fees.

	Year Ended December 31,
	2025	2024
Audit Fees*	$165,000	$180,628
Audit-Related Fees	–	2,569
Tax Fees	6,950	6,950
All Other Audit Fees	10,275	59,081
TOTAL	$182,225	$249,228

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

Pre-Approval Policies and Procedures

Our audit committee charter provides that the audit committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be requested annually, with any pre-approval detailed as to the particular service, which must be classified in one of the four categories of services listed above. The audit committee may also, on a case-by-case basis, pre-approve particular services that are not contained in the annual pre-approval request. In connection with this pre-approval policy, the audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. The audit committee has pre-approved all services performed since our policy on pre-approval of audit and non-audit services was adopted and pre-approved the audit service performed by GBQ Partners, LLC for our financial statements as of and for the year ended December 31, 2025.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 1808)
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024 (Restated)
Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 10, 2024)
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
3.4	Certificate of Designation of Series A Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.5	Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.6	Certificate of Correction of Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.10 to Annual Report on Form 10-K filed on March 27, 2024)
3.7	Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.8	Certificate of Correction of Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.16 to Annual Report on Form 10-K filed on March 27, 2024)

Exhibit No.	Description
3.9	Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.10	Certificate of Amendment to Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 3, 2026)
3.11	Certificate of Designation of Series X Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.12	Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
3.13	Certificate of Amendment to Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Annual Report on Form 10-K filed on December 4, 2024)
3.14	Certificate of Amendment to Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.24 to Quarterly Report on Form 10-Q filed on November 12, 2025)
3.15	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.1*	Description of Securities of Cardiff Lexington Corporation
4.2	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to L&H, Inc. on January 14, 2026 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.3	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on December 29, 2025 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.4	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to James F. Sullivan on December 23, 2025 (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.5	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Odile Viviane Kaye on December 22, 2025 (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.6	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on October 31, 2025 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on November 12, 2025)
4.7	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to SILAC Insurance Company on May 21, 2021 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.7	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Leonite Capital LLC on July 10, 2018 (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q filed on November 12, 2025)
10.1	Management Agreement, dated June 4, 2021, among by Cardiff Lexington Corporation, Nova Ortho and Spine, LLC and Dr. Marc D Brodsky, Michael Wycoki, Jr., PA and Dr. Kevin Fitzgerald (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 7, 2021)
10.2*	Lock-Up and Compensation Resolution Agreement, dated March 6, 2026, between Cardiff Lexington Corporation and Daniel Thompson
10.3	Loan Agreement, dated January 14, 2026, between Cardiff Lexington Corporation and L&H, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
10.4	Convertible Promissory Note issued by Cardiff Lexington Corporation to L&H, Inc. on January 14, 2026 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
10.5	Loan Agreement, dated December 29, 2025, between Cardiff Lexington Corporation and Greentree Financial Group, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
10.6	Convertible Promissory Note issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on December 29, 2025 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)

Exhibit No.	Description
10.7	Loan Agreement, dated December 23, 2025, between Cardiff Lexington Corporation and James F. Sullivan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
10.8	Convertible Promissory Note issued by Cardiff Lexington Corporation to James F. Sullivan on December 23, 2025 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
10.9	Loan Agreement, dated December 22, 2025, between Cardiff Lexington Corporation and Odile Viviane Kaye on December 22, 2025 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
10.10	Convertible Promissory Note issued by Cardiff Lexington Corporation to Odile Viviane Kaye on December 22, 2025 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
10.11*	Promissory Note issued by Cardiff Lexington Corporation to Alex Cunningham on December 21, 2025 (2024 Bonus)
10.12*	Promissory Note issued by Cardiff Lexington Corporation to Alex Cunningham on December 21, 2025 (2025 Bonus)
10.13*	Promissory Note issued by Cardiff Lexington Corporation to Matthew T. Shafer on December 21, 2025 (2024 Bonus)
10.14*	Promissory Note issued by Cardiff Lexington Corporation to Matthew T. Shafer on December 21, 2025 (2025 Bonus)
10.15*	Promissory Note issued by Cardiff Lexington Corporation to Daniel Thompson on December 21, 2025 (2024 Bonus)
10.16*	Promissory Note issued by Cardiff Lexington Corporation to Daniel Thompson on December 21, 2025 (2025 Bonus)
10.17	Fixed Amount Settlement Promissory Note issued by Cardiff Lexington Corporation to GHS Investments, LLC on June 11, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2024)
10.18	Securities Exchange Agreement, dated May 13, 2024, between Cardiff Lexington Corporation and Leonite Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 14, 2024)
10.19	Security and Pledge Agreement, dated May 13, 2024, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC, Edge View Properties, Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 14, 2024)
10.20	Revolving Purchase and Security Agreement, dated September 29, 2023, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC, Platinum Tax Defenders, Edge View Properties, Inc. and DML HC Series, LLC Series 308 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 14, 2023)
10.21	Guaranty and Security Agreement, dated September 29, 2023, among Cardiff Lexington Corporation, Nova Ortho and Spine, LLC and DML HC Series, LLC Series 308 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2023)
10.22	Securities Purchase Agreement, dated June 1, 2021, between Cardiff Lexington Corporation and SILAC Insurance Company (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on June 6, 2023)
10.23	Guaranty, dated June 1, 2021, by Nova Ortho and Spine, LLC in favor of SILAC Insurance Company (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on June 6, 2023)
10.24	Security Agreement, dated June 1, 2021, between Nova Ortho and Spine, LLC and SILAC Insurance Company (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on June 6, 2023)
10.25	Security and Stock Pledge Agreement, dated June 1, 2021, between Cardiff Lexington Corporation and SILAC Insurance Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on June 6, 2023)
10.26	Convertible Promissory Note issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on January 24, 2017 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on June 6, 2023)
10.27†	Employment Agreement, dated January 1, 2025, between the Cardiff Lexington Corporation and Alex Cunningham (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 14, 2025)
10.28†	Employment Agreement, dated January 2, 2024, between the Cardiff Lexington Corporation and Matthew T. Shafer (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on March 27, 2024)
10.29	Form of Independent Director Agreement between Cardiff Lexington Corporation independent directors (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to the Registration Statement on Form S-1/A filed on April 5, 2024)

Exhibit No.	Description
10.30	Form of Indemnification Agreement between Cardiff Lexington Corporation directors and officers (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registration Statement on Form S-1/A filed on April 5, 2024)
10.31†	2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 2024)
10.32†	Form of Stock Option Agreement relating to 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on March 27, 2024)
10.33†	Form of Restricted Stock Award Agreement relating to 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on March 27, 2024)
10.34†	Form of Restricted Stock Unit Award Agreement relating to 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on March 27, 2024)
14.1	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on June 6, 2023)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 27, 2024)
21.1	List of Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 27, 2024)
23.1*	Consent of GBQ Partners, LLC
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 14, 2025)
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

__________

*	Filed herewith
**	Furnished herewith
†	Executive compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Cardiff Lexington Corporation

Lexington, Kentucky

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cardiff Lexington Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Estimates of Variable Consideration Related to Healthcare Revenue

Description of the Matter

As described in the notes to the consolidated financial statements, the Company recognizes revenue, net that includes estimates of variable consideration. For the year ended December 31, 2025, the Company recorded healthcare revenue, net of $11.5 million. The components of variable consideration include (a) settlement discounts relative to gross billings for procedures performed, and (b) price concessions to generate settlements and cash inflows. These estimates take into consideration established billing rates (gross charges); historical collection rates, including established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines that designates relative value units and a suggested range of charges for each procedure which is then assigned a CPT code, modifiers recognized by each insurance carrier for services, less deductible, co-pay, and contractual adjustments, as well as current settlement realization rates with payors based on discussions with doctors and attorneys and the third-party medical billing company vendor.

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

Columbus, Ohio

March 10, 2026

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	December 31,
	2025	2024
ASSETS
Current assets
Cash	$318,535	$1,188,185
Accounts receivable, net	22,070,954	15,934,490
Prepaid and other current assets	203,876	89,901
Total current assets	22,593,365	17,212,576

Property and equipment, net	2,953	21,198
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use – assets, net	214,858	406,950
Due from related party	4,979	4,979
Other assets	64,182	73,368
Total assets	$29,086,945	$23,925,679

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current liabilities
Accounts payable and accrued expense	$1,760,765	$1,379,760
Accrued expenses - related parties	4,645,826	4,553,057
Accrued interest	707,574	429,200
Right of use – operating lease liabilities	178,524	223,330
Notes payable – current portion	125,774	312,180
Notes payable related parties	1,085,703	–
Line of credit	17,209,908	8,645,991
Convertible notes payable, net of debt discounts of $131,705 and $0, respectively	118,295	105,000
Net liabilities of discontinued operations	–	238,285
Total current liabilities	25,832,369	15,886,803

Other liabilities
Notes payable	138,773	251,725
Operating lease liability – long term	42,976	185,877
Total liabilities	26,014,118	16,324,405

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 1,037,311 and 921,636 shares issued and outstanding at December 31, 2025 and 2024, respectively	3,802,010	3,339,317
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00 par value; 438,388 and 397,464 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,740,478	1,576,788
Total Mezzanine Equity	5,542,488	4,916,105

Stockholders' (deficit)/equity
Series B Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value of $4.00, 0 and 1,279,867 shares issued and outstanding at December 31, 2025 and 2024, respectively	–	5,119,468
Series C Preferred Stock - 500 shares authorized, $0.001 par value, stated value of $4.00, 0 and 74 shares issued and outstanding at December 31, 2025 and 2024, respectively	–	296
Series E Preferred Stock - 1,000,000 shares authorized, $0.001 par value, stated value $4.00, 0 and 175,375 shares issued and outstanding at December 31, 2025 and 2024, respectively	–	701,500
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 3,875 shares issued and outstanding at December 31, 2025 and 2024	15,500	15,500
Series I Preferred Stock - 15,000,000 shares authorized, $0.001 par value, stated value $4.00, 0 and 10,469,092 issued and outstanding at December 31, 2025 and 2024, respectively	–	41,876,368
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at December 31, 2025 and 2024	1,277,972	1,277,972
Series Y Senior Convertible Preferred Stock – 1,500,000 shares authorized, $0.001 par value, stated value $4.00, 1,067,878 and 979,125 shares issued and outstanding at December 31, 2025 and 2024, respectively	4,271,512	3,916,500
Common Stock; 300,000,000 shares authorized, $0.001 par value; 13,701,698 and 5,100,971 shares issued and outstanding at December 31, 2025 and 2024, respectively	13,702	5,101
Additional paid-in capital	72,021,848	22,721,549
Unearned stock-based compensation	(579,215)	–
Accumulated deficit	(79,490,980)	(72,949,085)
Total stockholders' (deficit)/equity	(2,469,661)	2,685,169
Total liabilities, mezzanine equity and stockholders' (deficit)/equity	$29,086,945	$23,925,679

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	December 31,
	2025	2024
REVENUE	$11,535,577	$8,270,126
COST OF SALES	4,329,330	3,841,628
GROSS PROFIT	7,206,247	4,428,498

OPERATING EXPENSES
Depreciation expense	5,652	13,461
Loss on disposal of fixed assets	12,593	–
Share based compensation	754,475	544,725
Selling, general and administrative	5,332,941	4,063,816
Total operating expenses	6,105,661	4,622,002

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,100,586	(193,504)

OTHER (EXPENSE) INCOME
Other expense	(22,147)	(5,362)
Gain on debt refinance and forgiveness	–	78,834
Penalties and fees	(1,500)	(1,330)
Interest expense	(6,822,816)	(3,045,504)
Amortization of notes payable discount	–	(24,821)
Total other expenses	(6,846,463)	(2,998,183)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(5,745,877)	(3,191,687)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	238,285	(111,312)
NET LOSS FOR THE YEAR	$(5,507,592)	$(3,302,999)

PREFERRED STOCK DIVIDENDS	(1,034,303)	(962,169)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,541,895)	$(4,265,168)

BASIC (LOSS) EARNINGS PER SHARE
CONTINUING OPERATIONS	$(0.98)	$(1.09)
DISCONTINUED OPERATIONS	$0.03	$(0.03)

DILUTED (LOSS) EARNINGS PER SHARE
CONTINUING OPERATIONS	$(0.98)	$(1.09)
DISCONTINUED OPERATIONS	$0.03	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC *	6,928,357	3,815,067
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED *	8,499,307	3,815,067

*	Shares outstanding have been restated for the 1-for-3 reverse stock split effective January 12, 2026. See Note 1. Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY *

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock Series A, I and Y		Preferred Stock Series B, E, F-1, J and L		Preferred Stock Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023 (restated)	14,885,002	$59,540,000	4,364,057	$17,456,228	123	$492
Conversion of convertible notes payable	–	–	–	–	–	–
Conversion of series B preferred stock	–	–	(1,609,611)	(6,438,444)	–	–
Conversion of series C preferred stock	–	–	–	–	(96)	(384)
Conversion of series E preferred stock	–	–	(80,375)	(321,500)	–	–
Conversion of series F-1 preferred stock	–	–	(31,877)	(127,508)	–	–
Conversion of series I preferred stock	(3,527,000)	(14,108,000)	–	–	–	–
Conversion of series J preferred stock	–	–	(1,713,584)	(6,854,336)	–	–
Issuance of series I preferred stock to officers	132,500	530,000	–	–	–	–
Issuance of series Y preferred stock	979,125	3,916,500	–	–	–	–
Exchange of series I for series B, C and E	(1,021,408)	(4,085,632)	850,000	3,400,000	49	196
Cancellation of series C preferred stock	–	–	–	–	(2)	(8)
Common stock issued for services	–	–	–	–	–	–
Common stock issued to board members	–	–	–	–	–	–
Common stock issued in Red Rock settlement	–	–	–	–	–	–
Common stock issued in legal settlement	–	–	–	–	–	–
Preferred stock Dividends	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, December 31, 2024	11,448,219	$45,792,868	1,778,610	$7,114,440	74	$296
Conversion of convertible notes payable	–	–	–	–	–	–
Conversion of series B preferred stock	–	–	(1,579,867)	(6,319,468)	–	–
Conversion of series C preferred stock	–	–	–	–	(80)	(320)
Conversion of series E preferred stock	–	–	(229,375)	(917,500)	–	–
Conversion of series I preferred stock	(10,077,592)	(40,310,368)	–	–	–	–
Issuance of series Y preferred stock	88,753	355,012	–	–	–	–
Issuance of B, C and E preferred stock in exchange for series I preferred stock	(391,500)	(1,566,000)	354,000	1,416,000	6	24
Issuance of common stock to correct series I surrender	–	–	–	–	–	–
Issuance of common shares related to bridge loans	–	–	–	–	–	–
Common stock issued for services	–	–	–	–	–	–
Common stock cancelled for legal settlement	–	–	–	–	–	–
Stock compensation expense	–	–	–	–	–	–
Preferred stock dividends	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, December 31, 2025	1,067,880	$4,271,512	323,368	$1,293,472	–	$–

(Continued)

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY *

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (Continued)

	Common Stock		Additional Paid-In	Unearned Stock-Based	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance, December 31, 2023 (restated)	9,067	$9	$(7,581,196)	$–	$(68,684,115)	$731,418
Conversion of convertible notes payable	408	1	1,679	–	–	1,680
Conversion of series B preferred stock	1,073,105	1,073	6,437,371	–	–	–
Conversion of series C preferred stock	320,062	320	64	–	–	–
Conversion of series E preferred stock	53,584	54	321,446	–	–	–
Conversion of series F-1 preferred stock	21,256	21	127,487	–	–	–
Conversion of series I preferred stock	2,351,347	2,351	14,105,649	–	–	–
Conversion of series J preferred stock	1,142,391	1,143	6,853,193	–	–	–
Issuance of series I preferred stock to officers	–	–	63,600	–	–	593,600
Issuance of series Y preferred stock	–	–	–	–	–	3,916,500
Exchange of series I for series B, C and E	–	–	685,436	–	–	–
Cancellation of series C preferred stock	–	–	8	–	–	–
Common stock issued for services	4,334	4	28,121	–	–	28,125
Common stock issued to board members	10,002	10	194,990	–	–	195,000
Common stock issued in Red Rock settlement	12,370	12	111,300	–	–	111,312
Common stock issued in legal settlement	24,742	25	(25)	–	–	–
Preferred stock Dividends	78,303	78	1,372,426	–	(961,971)	410,533
Net loss	–	–	–	–	(3,302,999)	(3,302,999)
Balance, December 31, 2024	5,100,971	$5,101	$22,721,549	$–	$(72,949,085)	$2,685,169
Conversion of convertible notes payable	64,165	64	145,807	–	–	145,871
Conversion of series B preferred stock	1,053,248	1,053	6,318,415	–	–	–
Conversion of series C preferred stock	266,668	267	53	–	–	–
Conversion of series E preferred stock	152,917	153	917,347	–	–	–
Conversion of series I preferred stock	6,718,395	6,718	40,303,650	–	–	–
Issuance of series Y preferred stock	–	–	–	–	–	355,012
Issuance of B, C and E preferred stock in exchange for series I preferred stock	–	–	149,976	–	–	–
Issuance of common stock to correct series I surrender	114,240	114	(114)	–	–	–
Issuance of common shares related to bridge loans	6,667	7	131,699	–	–	131,706
Common stock issued for services	244,177	245	1,176,158	(579,215)	–	597,188
Common stock cancelled for legal settlement	(19,750)	(20)	20	–	–	–
Stock compensation expense	–	–	157,288	–	–	157,288
Preferred stock dividends	–	–	–	–	(1,034,303)	(1,034,303)
Net loss	–	–	–	–	(5,507,592)	(5,507,592)
Balance, December 31, 2025	13,701,698	$13,702	$72,021,848	$(579,215)	$(79,490,980)	$(2,469,661)

*Shares outstanding have been restated for the 1-for-3 reverse stock split effective January 12, 2026. See Note 1. Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(5,507,592)	$(3,302,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,652	13,461
Credit losses	262,928	266,000
Change in estimate for settlement realization rate	–	1,650,474
Amortization of debt discount	–	24,821
Gain on resolution and disposition of discontinued operations claims	(238,285)	–
Conversion and note issuance cost	1,500	1,000
Loss on disposal of assets	12,593	–
Interest included in line of credit	6,421,521	3,092,350
Share issuance and compensation expense	754,475	544,725
Bonus expense settled with promissory notes	593,450	–
Gain on settlement or forgiveness of debt	–	(78,834)
(Increase) decrease in:
Accounts receivable	(6,399,392)	(4,545,068)
Right of use – assets	275,761	(117,888)
Prepaids and other current assets	(104,789)	(124,964)
Increase (decrease) in:
Accounts payable and accrued expense	459,766	(699,559)
Accrued officers compensation	512,769	92,000
Accrued interest	367,745	286,202
Right of use – liabilities	(271,376)	132,482
Net cash used in operating activities	(2,853,274)	(2,765,797)

Net cash provided by Discontinued Operations – Operating	–	111,312

FINANCING ACTIVITIES
Payments to director	–	(120,997)
Proceeds from convertible notes payable	200,000	–
Payments on convertible notes payable	–	(105,079)
Repayment on SBA loans	(8,772)	(6,739)
Payments on note payable	(300,000)	(125,000)
Net proceeds from line of credit	2,142,396	3,433,542
Payment of dividends on preferred stock	(50,000)	(100,000)
Net cash provided by financing activities	1,983,624	2,975,727

NET (DECREASE) INCREASE IN CASH	(869,650)	321,242
CASH, BEGINNING OF YEAR	1,188,185	866,943
CASH, END OF YEAR	$318,535	$1,188,185

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$9,414	$126,732

NON-CASH INVESTING AND FINANCING ACTIVITIES*:
Common stock issued upon conversion of notes payable	$145,871	$1,680
Common stock issued upon conversion of preferred stock	$8,191	$4,963
Series Y preferred stock issued in exchange of convertible notes payable	$–	$3,755,632
Dividends on preferred stock, including accrued dividends on preferred stock	$1,129,763	$1,016,264
Promissory note payable issued in settlement agreement	$–	$535,000
Promissory notes payable issued in settlement of bonuses	$1,085,703	$–
Discount on convertible notes payable	$131,705	$–
Unearned compensation on restricted common stock grant	$579,215	$–

*For the year ended December 31, 2025 and 2024, lease modifications recorded increased right of use assets and right of use liabilities by $83,669 and $139,232, respectively. For the year ended December 31, 2024, two new leases recorded during the period increased right of use assets and right of use liabilities by a total of $224,179.

The accompanying notes are an integral part of these consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Cardiff and its wholly owned subsidiaries, Nova and Edge View (collectively, the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation. The income from discontinued operations presented in the consolidated statement of operations for the year ended December 31, 2025 is the release of residual obligations which were reported as net liabilities from discontinued operations on the consolidated balance sheet as of December 31, 2024, related to the sale of Platinum Tax Defenders (“Platinum Tax”), a business previously owned by the Company, which was sold in November 2023. The loss from discontinued operations presented in the consolidated statement of operations for year ended December 31, 2024 is a part of the execution of a settlement that was previously reached in July 2022 with six previous owners of Red Rock Travel Group, LLC (“Red Rock”), an entity that was discontinued by the Company in May 2019. Please refer to Note 11. Discontinued Operations for further detail.

Reverse Stock Splits

On January 12, 2026, we implemented a 1-for-3 reverse split of our outstanding shares of common stock. All share and per share data throughout these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. The total number of authorized shares of common stock did not change. As a result of the reverse stock split, an amount equal to the decreased value of the common stock was reclassified from “common stock” to “additional paid-in capital.” In addition, the conversion prices of the outstanding convertible notes and certain series of preferred stock were adjusted to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. All fractional shares were rounded up.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The Company does not have a significant exposure to credit losses as it has historically had a less than 1.0% loss rate where the Company received no settlement amount for its outstanding accounts receivable. Although possible, claims resulting in zero collection upon settlement are rare based on the Company’s historical experience and has historically been less than 1.0% of its outstanding accounts receivable, thereby resulting in a collection rate of 99%. The Company uses the loss rate method to record its allowance for credit losses. The Company applies the loss rate method by reviewing its zero collection history on a quarterly basis and updating its estimates of credit losses to adjust for changes in loss data. The Company typically collects on its accounts receivable between twelve and twenty-four months after recording. The Company does not record an allowance for credit losses based on an aging of its accounts receivable as the aging of the Company’s receivables do not influence the credit loss rate due to the nature of its business and the letter of protection. The Company does not adjust its receivables for the effects of a significant financing component at contract inception as the timing of variable consideration is determined by the settlement, which is outside of the Company’s control. As of December 31, 2025 and 2024, the Company’s allowance for credit losses was $400,000 and $255,215, respectively. The Company recognized $262,928 and $266,000 of credit loss expense during the years ended December 31, 2025 and 2024, respectively, which is included in selling, general and administrative expenses in the consolidated statement of operations. The balance of accounts receivable, net as of January 1, 2024 was $13,305,254. The balance of the allowance for credit losses was $122,190 as of January 1, 2024.

The following table shows the allowance for credit losses activity:
	2025	2024
Balance at January 1	$(255,215)	$(122,190)
Current period provision	(262,928)	(266,000)
Write off charged against the allowance	118,143	132,975
Balance at December 31	$(400,000)	$(255,215)

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Goodwill

Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation for impairment of Goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. For the years ended December 31, 2025 and 2024, the Company determined there to be no impairment and noted no triggering events. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

Valuation of Long-lived Assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Revenue Recognition

The Company’s primary source of revenue is its healthcare subsidiary, which records revenues from providing licensed and/or certified orthopedic procedures. Revenue is recognized at a point in time in accordance with ASC 606 and at an estimated net settlement realization rate based on gross billed charges. The Company’s healthcare subsidiary does not have contract liabilities or deferred revenue as there are no amounts prepaid for services. The Company applies the following five-step ASC 606 model to determine revenue recognition:

•	Identification of a contract with a customer

•	Identification of the performance obligations in the contract

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

•	Determination of the transaction price

•	Allocation of the transaction price to the separate performance obligations

•	Recognition of revenue when performance obligations are satisfied.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Settlement Rates

Prior to fiscal year 2024, the Company historically realized a 49% settlement rate from total gross billed charges. Accordingly, the Company had historically recognized net healthcare service revenue as 49% of gross billed amounts. During the year ended December 31, 2024, the Company underwent efforts to accelerate cash settlement of its accounts receivable to generate cash flow for operations. The Company did this by shortening settlement negotiations with insurance companies and accepting lower settlement amounts. Additionally, during 2024, the Company completed a thorough review of its third-party billing data, including reviewing historical reports and new reporting methods as a part of the updated analysis. Based upon this review, it was determined that a lookback period should be used in the analysis of the Company’s historical settlement realization rates. As a result of the new efforts to accelerate cash settlement, and establishing a periodic lookback analysis, during the year ended December 31, 2024, the Company realized a 44% average settlement rate of its gross billed charges during this time frame, which were historically recorded in revenue at 49% of gross billings. The Company continues to periodically evaluate this estimated settlement realization rate in accordance with ASC 606. This includes a monthly review of historical data and settlement realization rates, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and third-party medical billing company in order to determine the variable consideration under ASC 606 and the net transaction price. During 2025, the Company continued expanding the historical lookback period to 36 months based on the ongoing expanding data history and the timeframe in which collections have recently been occurring. The Company updates the settlement realization rate estimate used in determining revenue periodically based on these reviews. As of December 31, 2025, the settlement realization rate at which revenue is recorded was at 41%.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Contract Fees (Non-PIP)

The Company has contract fees for amounts earned from its Non PIP related procedures, typically car accidents, and are settled on a contingency basis. Prior to April 2023, these cases were sold to a factor who bears the risk of economic benefit or loss. Generally, the sale of these cases to a third-party factor resulted in an approximate 54% reduction from the accounts receivables amounts. After selling patient cases to the factor, any additional funds settled by the Company were remitted to the factor. The Company evaluated the factored adjustments considering the actual factored amounts per patient on a quarterly interval, and the reductions from accounts receivable that were factored were recorded in finance charges as other expenses on the consolidated statement of operations. As a result of the Company’s twelve to twenty-four month settlement realization timeframe, the Company has an accrued liability resulting from the settlement of receivables sold to the third-party factors which fluctuates as settlements are made and remitted to those third-party factors. These accounts receivables sold to these third-party factors are not included in the Company’s financial statements accounts receivable balance once sold and therefore are not part of the assessment of the net realizable value of accounts receivable. The Company ceased factoring of accounts receivable in the first quarter of 2023.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations. The Company recognized advertising and marketing expense of $370,330 and $366,637 for the years ended December 31, 2025 and 2024, respectively.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Stock-Based Compensation

The Company accounts for its stock-based compensation in which the Company obtains employee/non-employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB ASC. Pursuant to paragraph 718-10-30-6 of the FASB ASC, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The measurement date used to determine the fair value of equity-classified awards is the grant date, which is the date on which the Company and the grantee reach a mutual understanding of the award’s key terms and conditions. Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. The Company has elected to account for forfeitures as they occur and expense is recognized over the requisite service period.

The expense resulting from share-based payments is recorded in general and administrative expense in the consolidated statements of operations.

Income Taxes

Income taxes are determined in accordance with ASC Topic 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates both positive and negative evidence in assessing the realizability of its net deferred tax assets and records a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. The One Big Beautiful Bill Act (the “OBBBA”), which was enacted on July 4, 2025, makes numerous tax changes. The tax provisions of the OBBBA did not have a material impact on the Company’s effective tax rate and it also did not impact the Company’s net deferred tax assets, as the Company continues to maintain a full valuation allowance against that balance.

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

For the years ended December 31, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company had previously sustained operating losses since its inception and has an accumulated deficit of $79,490,980 and $72,949,085 as of December 31, 2025 and 2024, respectively. The Company has a stockholders’ deficit of $2,469,661 and stockholders’ equity of $2,685,169 as of December 31, 2025 and 2024, respectively. The Company had negative cash flow from operations of $2,853,274 and $2,765,797 during the years ended December 31, 2025 and 2024, respectively. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

Recently Issued Accounting Standards

The FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” in November 2024. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments require disclosure in the notes to financial statements of specified information about certain costs and expenses related to selling expenses and in annual reporting periods, an entity’s definition of selling expenses, among other qualitative descriptions of relevant expense captions that are not separately disaggregated quantitatively. The Company is analyzing the impact that ASU 2024-03 will have on the Company’s required disclosures but does not expect any material impacts.

The FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements” in December 2025. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270 and result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The Company will review the clarifications in the update around the Topic 270 disclosures but do not expect this update to have a material impact on our financial statements.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Recently Adopted Accounting Standards

The FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326); Measurement of Credit Losses for Accounts Receivable and Contract Assets” in July 2025. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The amendments will be applied prospectively. The amendments in this update provide (1) all entities with a practical expedient wherein as part of developing reasonable and supportable forecasts when estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset, and (2) entities other than public business entities are now allowed an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 to consider collection activity after the balance sheet date when estimating expected credit losses. The were no material impacts to the Company’s consolidated financial statements at adoption.

The FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” in December 2023. The amendments are effective for annual periods beginning after December 15, 2024 with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments in this update also require that all entities disclose on an annual basis certain information about income taxes paid as well as information related to domestic and foreign income. The Company adopted this standard prospectively. The adoption did not have any impact on the consolidated financial statements or results of operations, focusing instead on enhanced disclosures.

2.	REVISED AND RESTATED FINANCIAL STATEMENTS

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

	Impact of correction of error
Twelve months ended December 31, 2024	As previously reported	Adjustments	As restated
Net cash used in operating activities of continuing operations	$(5,858,147)	$3,092,350	$(2,765,797)
Net cash provided by financing activities of continuing operations	$6,068,077	$(3,092,350)	$2,975,727

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2025	2024
Accounts payable	$1,091,113	$684,324
Accrued credit cards	12,206	14,322
Accrued liability for settlement of previously factored receivables	221,441	242,292
Accrued income and property taxes	3,687	3,317
Accrued professional fees	99,114	29,122
Accrued board fees	–	15,000
Accrued expense - dividend payable	35,108	32,190
Accrued public company fees	5,000	5,000
Accrued payroll and bonuses	268,346	346,347
Accrued expense - other	24,750	7,846
Total	$1,760,765	$1,379,760

4.	PLANT AND EQUIPMENT, NET

Property and equipment as of December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
Medical equipment	$23,640	$96,532
Computer equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	15,079
Leasehold improvement	15,950	15,950
Total	63,858	136,750
Less: accumulated depreciation	(60,905)	(115,552)
Property and equipment, net	$2,953	$21,198

For the years ended December 31, 2025 and 2024, depreciation expense was $5,652 and $13,461, respectively. During the first quarter of 2025, the Company identified assets that were no longer functional in its medical facilities. As such, the Company has recorded a reduction in medical equipment and the related depreciation which resulted in a loss from the disposal of $12,593 in the condensed consolidated statement of operations for year ended December 31, 2025.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

5.	LAND

As of December 31, 2025 and 2024, the Company had 27 acres of land of approximately $540,000. The land is currently vacant and management does not currently have any plans to develop this property and expects to eventually sell the property.

6.	RELATED PARTY TRANSACTIONS

On December 21, 2025, in connection with bonuses earned by certain employees, the Company issued promissory notes in the aggregate principal amount of $1,085,703 (representing bonuses earned of $593,450 and $492,253 for the years ended December 31, 2025 and 2024, respectively), in lieu of cash payment, including a promissory note in the principal amount of $460,000 to Alex Cunningham, the Company’s Chairman and Chief Executive Officer, a promissory note in the principal amount of $122,550 to Matthew T. Shafer, the Company’s Chief Financial Officer, and a promissory note in the principal amount of $460,000 to Daniel Thompson, the Company’s Chairman at such time. These notes bear interest of 5% per annum and mature on June 30, 2026. The bonus expense was recognized in the period earned, and the issuance of the notes was accounted for as a non-cash financing activity. See also Note 7. Notes And Loans Payable.

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due to previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts are $4,979 due from the previous owners as of December 31, 2025 and 2024.

The Company previously obtained $120,997 in short-term advances from the former Chairman of the Board that were non-interest bearing and due on demand. During the year ended December 31, 2024, the Company fully repaid the $120,997 owed to the former Chairman.

See also Note 8. Convertible Notes Payable and the disclosure regarding the note issued to the Chief Executive Officer on August 25, 2023.

See also Note 13. Commitments and Contingencies for compensation paid to employees of the Company.

7.	NOTES AND LOANS PAYABLE

Notes payable at December 31, 2025 and 2024, respectively, are summarized as follows:

	December 31,
	2025	2024
Notes payable – unrelated parties	$17,474,455	$9,209,896
Note payable – related parties	1,085,703	–
Less current portion	(18,421,385)	(8,958,171)
Long-term portion	$138,773	$251,725

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Long-term debt matures as follows:

Amount
2026	$18,421,385
2027	4,785
2028	4,785
2029	4,785
2030	4,785
Thereafter	119,633
Total	$18,560,158

Promissory Note – Settlement Agreement

On June 11, 2024, the Company entered into a settlement agreement and release of claims with the holder of 165 shares of series R convertible preferred stock and certain convertible promissory notes (see also Note 8. Convertible Notes Payable). Pursuant to the settlement agreement and release of claims, the holder agreed to cancel its shares of series R convertible preferred stock and convertible promissory notes in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000.

The note does not bear interest and requires fixed payments as follows: (i) if the Company raises at least $5 million but less than $6 million in its planned underwritten public offering (the “Offering”), then it must pay $250,000 on the closing date of the Offering, with payments of $125,000, $125,000 and $35,000 to follow on the 90th, 180th, and 240th days following the closing of the Offering, respectively; (ii) if the Company raises at least $6 million but less than $7 million in the Offering, then it must pay $390,000 on the closing date of the Offering and $145,000 on the 90th day following the closing of the Offering; and (iii) if the Company raises at least $7 million in the Offering, then it must repay the entire principal amount on the closing date of the Offering. If the Offering is not completed by August 15, 2024, then the Company is required to pay $25,000 on such date and to continue making payments of $25,000 on each monthly anniversary thereof until the entire principal amount is repaid in full. Notwithstanding the foregoing, if the Company abandons the Offering and conducts a new public offering thereafter, then the Company is required to make a payment of $100,000 on the closing date of such other public offering, a second payment of $100,000 on the 90th day following the closing of such offering and $35,000 each month thereafter until the entire principal amount is repaid in full. If any portion of the principal amount remains unpaid on the second (2nd) anniversary of the date of the note, it shall become immediately due and payable on such date. The Company may prepay the entire principal amount at any time without penalty. The note is unsecured and contains customary events of default for a loan of this type. Upon an event of default, interest would automatically begin to accrue at a simple interest rate of ten percent per annum. This transaction was accounted for as a debt extinguishment and a gain on settlement of $78,834 was recorded to the consolidated statement of operations for the year ended December 31, 2024, in accordance with FASB Topic 470 Borrower’s Accounting for Debt Modifications. During the years ended December 31, 2025 and 2024, the Company paid $300,000 and $125,000, respectively, against the outstanding principal balance. At December 31, 2025 and 2024, the remaining principal balance was $110,000 and $410,000, respectively.

Loans and Notes Payable

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at December 31, 2025 and 2024. The accrued interest of the debenture was $10,188 and $8,869 at December 31, 2025 and 2024, respectively. The Company assigned all of its receivables from consumer activations of the rewards program as collateral on this debenture.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Loans and Notes Payable – Related Parties

As of December 31, 2025, the outstanding principal on the related party notes was $1,085,703. Accrued interest outstanding on the related party notes was $1,636. See also Note 6. Related Party Transactions.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The principal balance and accrued interest at December 31, 2025 was $143,558 and $0, respectively, and principal and accrued interest at December 31, 2024 was $142,916 and $0, respectively.

Line of Credit

On September 29, 2023, the Company and Nova entered into a two-year revolving purchase and security agreement with DML HC Series, LLC (“DML”) which was automatically renewed for a term of one year on September 29, 2025. Effective October 22, 2025, the Company entered into amendment No. 5 with DML, which extends the term of the revolving purchase and security agreement through September 28, 2028. This revolving and purchase security agreement is structured as a secured borrowing, under which accounts receivable are pledged as collateral to secure advances under our line of credit. The related accounts receivable remain recorded as assets on our balance sheet, and the amounts drawn are recorded as a liability under ‘Line of Credit’ until repaid. Under the terms of the facility, the Company may request advances up to 70% of eligible receivables, with the remaining balance held as a reserve. The Company is required to repurchase or replace certain ineligible or uncollected receivables. All collections on pledged receivables are remitted directly to the lender and applied to the outstanding borrowing. The lender has recourse to the Company for uncollected balances and maintains the right to enforce its security interest upon default. Initially, accounts receivables pledged for this revolving and purchase security agreement for up to a maximum advance amount of $4.5 million. A review is performed on a quarterly basis to assess the adequacy of the maximum amount. If mutually agreed upon by the Company and DML, the maximum amount may be increased. On April 24, 2024, the Company and Nova entered into amendment No. 1 with DML which increased the maximum advance amount to $8,000,000 and defined the discount fee equal to 2.25% per purchase and claims balance forward on new purchases with a minimum fee to now be $10,000. On June 11, 2024, the Company and Nova entered into amendment No. 2 with DML which further increased the maximum advance amount to $11,000,000. On December 27, 2024, the Company and Nova entered into amendment No. 3 with DML which further increased the maximum advance amount to $15,000,000. On October 1, 2025, the Company and Nova entered into amendment No. 4 with DML which further increased the maximum advance amount to $23,000,000.

Under the terms of the facility, collections from these receivables are used to repay advances outstanding, which are recognized as secured borrowings totaling $17,209,908 and $8,645,991 as of December 31, 2025 and December 31, 2024, respectively. The unused line of credit balance as of December 31, 2025 and 2024 was $5,790,092 and $6,354,009, respectively. The accrued interest related to the line of credit was $673,267 and $315,031 as of December 31, 2025 and December 31, 2024, respectively. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 28, 2028. The facility is subject to customary recourse and repurchase provisions, and includes certain covenants and restrictions on further pledge or sale of receivables.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

8.	CONVERTIBLE NOTES PAYABLE

As of December 31, 2025 and December 31, 2024, the Company had convertible debt outstanding, net of amortized debt discount, of $118,295 and $105,000, respectively. Debt discounts associated with the convertible debt at December 31, 2025 were $131,705 and there was no debt discounts associated with the convertible debt at December 31, 2024. Due to the short time period between issuance and December 31, 2025, $0 amortization of debt discounts was recorded for the year ended December 31, 2025. For the year ended December 31, 2024, the Company recorded amortization of debt discounts of $24,821.

During the year ended December 31, 2025, the Company received $200,000 in proceeds from convertible notes and no interest was repaid. During the year ended December 31, 2025, the Company converted $154,049 in principal and accrued interest and $1,500 in conversion cost into 64,165 shares of common stock. The Company recognized $145,871 of additional paid-in capital to adjust the fair value for the debt settlement during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company made payments on outstanding principal and interest of $105,080 and $122,780, respectively. During the year ended December 31, 2024, the Company converted $680 in accrued interest and $1,000 in conversion cost into 1,222 shares of common stock. The Company recognized $1,679 of additional paid-in capital to adjust fair value for the debt settlement during the year ended December 31, 2024.

On June 11, 2024, the Company entered into a settlement agreement and release of claims with the holder of certain notes (see below and also Note 7. Notes and Loans Payable for further details). Pursuant to the settlement agreement and release of claims, the holder agreed to cancel these notes in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000. Additionally, during the year ended December 31, 2024, the Company exchanged certain notes for the issuance of 938,908 shares of series Y senior convertible preferred stock to the noteholder. See also Note 9. Capital Stock.

Convertible notes as of December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
Convertible notes payable	$250,000	$105,000
Discounts on convertible notes payable	(131,705)	–
Total convertible debt less debt discount	118,295	105,000
Current portion	118,295	105,000
Long-term portion	$–	$–

On September 12, 2016, the Company issued a convertible promissory note in the principal of $80,000 for services rendered, which matured on September 12, 2017. In May of 2024, the $58,846 total outstanding principal and interest was paid in full.

On January 24, 2017, the Company issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. On August 26, 2025, the total outstanding principal and accrued interest of $154,049 of this tranche was converted into 64,165 shares of the Company’s common stock. On February 10, 2023, the Company executed a second tranche under this note in the principal amount of $50,000. In May of 2024, $63,513 of outstanding principal and interest on this tranche was paid in full. On March 30, 2023, the Company executed a third tranche under this note in the principal amount of $25,000. On August 11, 2023, the Company executed a fourth tranche under this note in the principal amount of $25,000. As of December 31, 2025, the outstanding principal amount is $50,000 and accrued interest is $23,370. This note is currently in default and accrues interest at a default interest rate of 20% per annum. At the sole option of the holder, the holder may convert the outstanding principal amount, or any portion of the principal amount, and any accrued interest, in whole or in part, into shares of the Company’s common stock. The conversion price is $0.25 per share or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the last ten trading days immediately prior to but not including the conversion date, whichever is lower.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On May 10, 2019, the Company issued a convertible promissory note in the principal amount of $150,000. On November 8, 2019, this note was purchased by and assigned to an unrelated party. The amount assigned was the existing principal amount of $150,000 and accrued interest of $5,918, which was issued as a new note, plus a new convertible promissory note in the principal amount of $62,367. On September 3, 2020, the Company issued a convertible promissory note in the principal amount of $200,000 to the same holder, with an original issue discount of $50,000, which could be drawn in several tranches. On September 3, 2020, the Company executed the first tranche in the principal amount of $67,000, less an original issue discount of $17,000, which matured on June 30, 2021. On November 2, 2020, the Company executed the second tranche in the principal amount of $66,500, less an original issue discount of $16,500, which matured on August 31, 2021. On December 29, 2020, the Company executed the third tranche in the principal amount of $66,500, less an original issue discount of $16,500, which matured on September 30, 2021. On June 11, 2024, the Company entered into a settlement agreement and release of claims with the holder. Pursuant to the settlement agreement and release of claims, the holder agreed to cancel these notes, along with the cancellation of their shares of series R preferred stock, in exchange for a new fixed amount settlement promissory note in the principal amount of $535,000. See Note 7. Notes and Loans Payable for further details.

On September 22, 2022, the Company issued a convertible promissory note in the principal amount of $2,600,000 in exchange for a total of $4,791,099 of defaulted promissory notes balances. On November 4, 2022, the Company executed a second tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667. On November 28, 2022, the Company executed the third tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667. On December 21, 2022, the Company executed a fourth tranche under this note in the principal amount of $68,667, less an original issue discount and fee of $18,667. On January 24, 2023, the Company executed a fifth tranche under this note in the principal amount of $90,166, less an original issue discount and fee of $25,166. On March 21, 2023, the Company executed a sixth tranche under this note in the principal amount of $136,666, less an original issue discount and fee of $39,166. On June 5, 2023, the Company executed a seventh tranche under this note in the principal amount of $136,667, less original issue discount and fee of $39,167. On June 13, 2023, the Company executed an eighth tranche under this note in the principal amount of $21,167, less original issue discount and fee of $5,167. On July 19, 2023, the Company executed a ninth tranche under this note in the principal amount of $35,500, less an original issue discount and fee of $8,875. On July 24, 2023, the Company executed a tenth tranche under this note in the principal amount of $14,000, less an original issue discount and fee of $3,500. On December 1, 2023, the Company executed an amendment to extend the maturity date to September 20, 2024. All of the tranches matured in one year from the note issuance date and accrued interest at a rate of 10% per annum. On April 11, 2024, the Company issued 938,908 shares of series Y senior convertible preferred stock in exchange for the settlement of the principal and interest in full on these notes. See also Note 9. Capital Stock.

On August 25, 2023, the Company issued a twelve-month convertible promissory note in the principal amount of $5,000 to the Company’s Chief Executive Officer for the Company’s operating expenses. The rate of interest is 10% per annum. In August of 2024, the remaining outstanding principal and interest of $5,501 was paid in full.

In December 2025, the Company entered into loan agreements with two accredited investors, pursuant to which the Company issued to such investors (i) convertible promissory notes in the aggregate principal amount of $200,000, (ii) warrants for the purchase of an aggregate of 66,667 shares of common stock and (iii) 6,667 shares of common stock for total gross and net proceeds of $200,000. The Company concluded that the notes, warrants and common shares represent freestanding financial instruments issued as a single financing unit and, accordingly, allocated the total transaction proceeds to each instrument based on their relative fair values. The fair value of the warrants was estimated using the Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrants and common shares was recorded as a debt discount and is being amortized to interest expense over the contractual term of the notes. These notes accrue interest at a rate of twelve percent (12%) per annum, payable in shares of common stock, cash or a combination thereof at our option quarterly commencing on April 1, 2026, with all principal and accrued interest being due and payable one (1) year after issuance. The Company may prepay the principal and accrued interest at any time without penalty upon fifteen (15) days’ notice. These notes are unsecured and contain customary events of default for a loan of this type. These notes are convertible into shares of common stock at a conversion price of $3.00 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications or similar transactions). As of December 31, 2025, the outstanding balance of these notes is $200,000 and they have accrued interest of $499. See also Note 9. Capital Stock and Note 10. Warrants.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Series N Senior Convertible Preferred Stock

As of December 31, 2025 and 2024, there were 1,037,311 and 921,636 shares of series N senior convertible preferred stock issued and outstanding, respectively.

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

Dividend Rights. Holders of series N senior convertible preferred stock are entitled to dividends at a rate per annum of 12.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series N senior convertible preferred stock), such rate would increase by 8% per annum. Dividends accrued from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date in cash or common stock at the Company’s discretion. Dividends payable in common stock are to be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common stock on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date. At December 31, 2025 and 2024, cumulative dividends earned on the series N senior convertible preferred stock were $1,783,571 and $1,320,879, respectively. During the year ended December 31, 2025, $462,693 of the cumulative accrued dividends were paid by Company via the issuance of 115,675 shares of series N senior convertible preferred stock. During the year ended December 31, 2024, $1,106,562 of the cumulative accrued dividends were paid by the Company via the issuance of 197,601 shares of common stock and $214,317 of the cumulative accrued dividends were paid by the Company via the issuance of 53,580 shares of series N senior convertible preferred stock.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Conversion Rights. Each share of series N senior convertible preferred stock, plus all accrued and unpaid dividends thereon, are convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock determined by dividing the stated value ($4.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by a conversion price of $2,700 per share (subject to standard adjustments in the event of any stock splits, stock combinations, stock reclassifications, dividends paid in common stock, sales of substantially all assets, mergers, consolidations or similar transactions); provided that in no event shall the holder of any series N senior convertible preferred stock be entitled to convert any number of shares that upon conversion the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates and (ii) the number of shares of common stock issuable upon the conversion of the series N senior convertible preferred stock with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common stock. This limitation can be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

Redemption Rights. The Company may redeem the series N senior convertible preferred stock at any time by paying in cash therefore a sum equal to 115% of the stated value of $4.00 per share, plus the amount of accrued and unpaid dividends and any other amounts due pursuant to the terms of the certificate of designation. In addition, any holder may require the Company to redeem some or all of its shares of series N senior convertible preferred stock on the same terms after a period of twelve months from the date of issuance; provided, however, that such redemption right shall only be exercisable if the Company raises at least $5,000,000 or the common stock is trading on the Nasdaq Stock Market (“Nasdaq”) or the New York Stock Exchange.

Series R Convertible Preferred Stock

As of December 31, 2025 and December 31, 2024, there were no shares of series R convertible preferred issued and outstanding. The series R convertible preferred stock was cancelled as part of the June 2024 promissory note and settlement agreement. See also Note 7. Notes and Loans Payable and Note 8. Convertible Notes Payable.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Series X Senior Convertible Preferred Stock

As of December 31, 2025 and 2024, there were 438,388 and 397,464 shares of series X senior convertible preferred stock issued and outstanding, respectively.

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

Dividend Rights. Holders of series X senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series X senior convertible preferred stock), such rate was to increase by 5% per annum. Dividends accrue from day to day, whether or not declared, and are cumulative. Dividends are payable quarterly in arrears on each dividend payment date. At December 31, 2025 and 2024, cumulative dividends earned on the series X senior convertible preferred stock were $436,749 and $273,058, respectively. During the year ended December 31, 2025, $163,691 of the cumulative accrued dividends were paid by the Company via the issuance of 40,924 shares of common stock. During the year ended December 31, 2024, $183,210 of the cumulative accrued dividends were paid by the Company via the issuance of 25,173 shares of common stock and $76,788 of the cumulative accrued dividends were paid by the Company via the issuance of 22,464 shares of series X senior convertible preferred stock.

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

DECEMBER 31, 2025 AND 2024

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

Non-redeemable Preferred Stock

Series A Preferred Stock

As of December 31, 2025 and 2024, there were 2 shares of series A preferred stock issued and outstanding.

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

DECEMBER 31, 2025 AND 2024

Other Rights. Holders of series A preferred stock do not have any conversion (except as set forth above) or redemption rights.

Series B Preferred Stock

As of December 31, 2025 and 2024, there were 0 and 1,279,867 shares of series B preferred stock issued and outstanding, respectively. During the year ended December 31, 2025, all outstanding shares of series B preferred stock were converted into common stock.

Series C Preferred Stock

As of December 31, 2025 and 2024, there were 0 and 74 shares of series C preferred stock issued and outstanding, respectively. During the year ended December 31, 2025, all outstanding shares of series C preferred stock were converted into common stock.

Series E Preferred Stock

As of December 31, 2025 and 2024, there were 0 and 175,375 shares of series E preferred stock issued and outstanding, respectively. During the year ended December 31, 2025, all outstanding shares of series E preferred stock were converted into common stock.

Series F-1 Preferred Stock

As of December 31, 2025 and 2024, there were 3,875 shares of series F-1 preferred stock issued and outstanding.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Conversion Rights. Each share of series F-1 preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined as follows: (i) if the closing market price of the common stock on the principal trading market on which the common stock is then traded or quoted is less than $4.00 per share, then each share of series F-1 preferred stock shall be convertible into a number of shares of common stock equal to two (2) times the stated value ($4.00 per share), divided by such closing market price on the date of conversion; or (ii) if such closing market price is equal to or greater than $4.00 per share, then each share of series F-1 preferred stock shall be convertible into two (2) shares of common stock. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or Nasdaq (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series F-1 preferred stock, voting together as a single class, each share of series F-1 preferred stock shall be automatically converted into such number of shares of common stock as is determined in accordance with the provisions above. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock reclassifications and similar events (but not for reverse stock splits).

Redemption Rights. Holders of series F-1 preferred stock do not have any redemption rights.

Series I Preferred Stock

As of December 31, 2025 and 2024, there were 0 and 10,469,092 shares of series I preferred stock issued and outstanding, respectively. During the year ended December 31, 2025, all outstanding shares of series I preferred stock were converted into common stock.

Series J Preferred Stock

As of December 31, 2025 and 2024, there were no shares of series J preferred stock issued and outstanding. During the year ended December 31, 2024, all outstanding shares of series J preferred stock were converted into common stock.

Series L Preferred Stock

As of December 31, 2025 and 2024, there were 319,493 shares of series L preferred stock issued and outstanding.

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

DECEMBER 31, 2025 AND 2024

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

Voting Rights. On any matter presented to stockholders for their action or consideration, each holder of series L preferred stock shall be entitled to cast one (1) vote per share of series L preferred stock held. Except as provided by law, the holders of series L preferred stock shall vote together with the holders of shares of common stock as a single class. However, as long as any shares of series L preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of outstanding series L preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series L preferred stock or alter or amend the certificate of designation for the series L preferred stock, or (b) amend the Company’s amended and restated articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series L preferred stock.

Conversion Rights. Each share of series L preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into such number of shares of common stock as is determined as follows: (i) if the closing market price of the common stock on the principal trading market on which the common stock is then traded or quoted is less than $4.00 per share, then each share of series L preferred stock shall be convertible into a number of shares of common stock equal to two (2) times the stated value ($4.00 per share), divided by such closing market price on the date of conversion; or (ii) if such closing market price is equal to or greater than $4.00 per share, then each share of series L preferred stock shall be convertible into two (2) shares of common stock. In addition, upon the earlier to occur of: (a) the closing of the sale of shares of common stock to the public at a price of at least $3.00 per share in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $3,000,000 of gross proceeds to the Company, (b) the date on which the shares of common stock of the Company are listed on a national stock exchange, including without limitation the New York Stock Exchange, NYSE American or Nasdaq (any tier), or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of series L preferred stock, voting together as a single class, each share of series L preferred stock shall be automatically converted into such number of shares of common stock as is determined in accordance with the provisions above. Such conversion price is subject to standard adjustments in the event of any stock dividends, stock reclassifications and similar events (but not for reverse stock splits).

Redemption Rights. Holders of series L preferred stock do not have any redemption rights.

Series Y Senior Preferred Stock

As of December 31, 2025 and 2024, there were 1,067,878 and 979,125 shares of series Y senior convertible preferred stock issued and outstanding, respectively.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Dividend Rights. Holders of series Y senior convertible preferred stock are entitled to dividends at a rate per annum of 10.0% of the stated value ($4.00 per share); provided that upon an event of default (as defined in the certificate of designation for the series Y senior convertible preferred stock), such rate shall increase by 5% per annum. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date and may be paid in cash or common stock at our discretion; provided that the Company may only pay dividends in common stock if such common stock is free-trading, freely transferable, and does not contain a legend (or be subject to stop transfer or similar instructions) restricting the resale or transferability thereof. Dividends payable in common stock shall be calculated based on a price equal to eighty percent (80%) of the VWAP during the five (5) trading days immediately prior to the applicable payment date. For the year ended December 31, 2025, cumulative dividends earned on the series Y senior convertible preferred stock were $407,923. The cumulative accrued dividends for the year ended December 31, 2025 were paid by the Company via the issuance of 88,753 shares of series Y senior convertible preferred stock and $50,000 in cash. At December 31, 2025, the total dividends payable was $35,108. At December 31, 2024, cumulative dividends earned on the series Y senior convertible preferred stock were $275,789. During the year ended December 31, 2024, $147,555 of the cumulative accrued dividends was paid by the Company via the issuance of 12,135 shares of common stock and 40,217 shares of series Y senior convertible preferred stock. At December 31, 2024, the total dividends payable was $32,190.

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

Conversion Rights. Commencing on the first anniversary of the date on which the Company’s common stock begins trading on Nasdaq, each share of series Y senior convertible preferred stock, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock determined by dividing the stated value ($4.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by a conversion price equal to the lowest VWAP during the five (5) trading days immediately prior to the applicable conversion date. Such conversion price is subject to adjustment if the Company issues common stock at a price lower than such conversion price, subject to certain exceptions. Notwithstanding the foregoing, in no event shall the holder of any series Y senior convertible preferred stock be entitled to convert any number of shares that upon conversion the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates and (ii) the number of shares of common stock issuable upon the conversion of the series Y senior convertible preferred stock with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common stock. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Preferred Stock Transactions

During the year ended December 31, 2025, the Company executed the following transactions:

•	An aggregate of 300,000 shares of series B preferred stock, 6 shares of series C preferred stock and 54,000 shares of series E preferred stock were issued in exchange for the cancellation of an aggregate of 391,500 shares of series I preferred stock.

•	An aggregate of 1,579,867 shares of series B preferred stock were converted into an aggregate of 1,053,248 shares of common stock.

•	An aggregate of 80 shares of series C preferred stock were converted into an aggregate of 266,668 shares of common stock.

•	An aggregate of 229,375 shares of series E preferred stock were converted into an aggregate of 152,917 shares of common stock.

•	An aggregate of 10,077,592 shares of series I preferred stock were converted into an aggregate of 6,718,395 shares of common stock.

•	An aggregate of 88,753 shares of series Y senior convertible preferred stock were issued with an aggregate value of $355,012.

•	An aggregate of 115,675 shares of series N senior convertible preferred stock were issued with an aggregate value of $462,693.

•	An aggregate of 40,924 shares of series X senior convertible preferred stock were issued with an aggregate value of $163,691.

During the year ended December 31, 2024, the Company executed the following transactions:

•	On January 19, 2024, the Company issued 62,500 shares of series I preferred stock to each of Daniel R. Thompson, the Chairman of the Board, and Alex Cunningham, the Company’s Chief Executive Officer, for $250,000 bonus compensation for the fiscal year of 2023, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 5,000 shares of series I preferred stock to Matthew Shafer, the Company’s Chief Financial Officer, for $20,000, at the fair value of $4.48 per share.

•	On January 31, 2024, the Company issued 2,500 shares of series I preferred stock to Zia Choe, the Company’s Chief Accounting Officer, for $10,000, at the fair value of $4.48 per share.

•	On May 15, 2024, in conjunction with the exchange of certain senior secured convertible promissory notes, 938,908 shares of series Y senior convertible preferred stock were issued with an aggregate value of $3,755,632.

•	An aggregate of 1,609,611 shares of series B preferred stock were converted into an aggregate of 1,073,105 shares of common stock.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

•	An aggregate of 96 shares of series C preferred stock were converted into an aggregate of 320,062 shares of common stock.

•	An aggregate of 80,375 shares of series E preferred stock were converted into an aggregate of 53,584 shares of common stock.

•	An aggregate of 31,877 shares of series F-1 preferred stock were converted into an aggregate of 21,256 shares of common stock.

•	An aggregate of 3,527,000 shares of series I preferred stock were converted into an aggregate of 2,351,347 shares of common stock.

•	An aggregate of 1,713,584 shares of series J preferred stock were converted into an aggregate of 1,142,391 shares of common stock.

•	2 shares of series C preferred stock were cancelled, which were issued erroneously.

•	165 shares of series R preferred stock were cancelled as part of the settlement agreement described in Note 7. Notes and Loans Payable.

•	An aggregate of 1,021,408 shares of series I preferred stock were exchanged into an aggregate of 750,000 shares of series B preferred stock, 49 shares of series C preferred stock and 100,000 shares of series E preferred stock.

•	An aggregate 53,580 shares of series N senior convertible preferred stock were issued with an aggregate value of $214,317 as payment of accrued dividends.

•	An aggregate 22,464 shares of series X senior convertible preferred stock were issued with an aggregate value of $89,852 as payment of accrued dividends.

•	An aggregate of 979,125 shares of series Y senior convertible preferred stock were issued with an aggregate value of $3,916,500.

In connection with the aforementioned shares issuances on January 19, 2024 and January 31, 2024, the Company engaged a valuation specialist to perform a business valuation Monte Carlo simulation for the series I preferred stock resulting in those indicated fair values.

Common Stock

In addition to the issuance of common stock from the conversions of preferred stock noted above, during the year ended December 31, 2025, the Company executed the following transactions:

•	On June 5, 2025, as part of a legal settlement, the Company retired 19,750 shares of common stock.

•	On June 30, 2025, the Company issued 5,000 shares of common stock to an investor relation service provider. The Company recognized the fair value for the issuance of the 5,000 shares at $19.50 per share on the closing market price of June 30, 2025, and recorded selling, general and administrative expense of $97,500 in the consolidated statement of operations.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

•	On July 31, 2025, the Company issued 834 shares of common stock to an employee for services rendered. The Company recognized the fair value for the issuance of the 834 shares at $14.99 per share on the closing market price of July 30, 2025, and recorded share-based compensation expense of $12,500 in the consolidated statement of operations.

•	On September 2, 2025, the Company issued 64,165 shares of common stock upon conversion of a convertible note.

•	On September 26, 2025, the Company issued an aggregate of 5,001 shares of restricted common stock under the Company’s 2024 Equity Incentive Plan to three board members for their annual retainer grants for the fiscal year 2024, which vested in full on the date of grant. The Company recognized the fair value for the issuance of the shares at $4.59 per share based on the closing market price on the grant date. Share-based compensation expense of $22,950 was recorded in the consolidated statement of operations.

•	On September 26, 2025, the Company also issued an aggregate of 5,001 shares of restricted common stock under the Company’s 2024 Equity Incentive Plan to three board members for their annual retainer grants for the fiscal year 2025, with 1,250 shares vesting on the date of grant and the remaining shares vesting in equal parts over the course of three quarters on October 1, 2025, January 1, 2026 and April 1, 2026. As of December 31, 2025, the Company recognized the fair value for the issuance of the vested shares at $4.59 per share based on the closing market price on the grant date. Share-based compensation expense of $17,213 was recorded in the consolidated statement of operations for the year ended December 31, 2025.

•	On November 3, 2025, the Company issued 16,667 shares of common stock to an investor relation service provider. The Company recognized the fair value for the issuance of the 16,667 shares at $3.03 per share on the closing market price of October 31, 2025, and recorded share-based compensation expense of $50,500 in the consolidated statement of operations.

•	On November 25, 2025, the Company issued 100,000 shares of common stock to a consulting service provider. As the service agreement included a provision that entitles the provider to receive additional shares in the event of a reverse stock split, the Company calculated a weighted-average probability assessment to determine the number of incremental shares that would be required to be issued if the reverse stock split were to occur. These incremental shares were included in the calculation of the fair value of the overall award in accordance with ASC 718 and the Company recognized $408,000 of share-based compensation expense in the consolidated statement of operations for the fair value of the issuance at $2.55 per share based on the closing market price on November 24, 2025.

•	On December 11, 2025, the Company administratively issued an aggregate of 111,674 shares of restricted common stock for restricted stock awards to certain employees for services rendered. Although the shares were issued on December 11, 2025, in accordance with ASC 718, the Company determined that a grant-date did not occur until January 2026. As a result, the Company recorded the administratively issued shares in equity on December 11, 2025, with a corresponding contra-equity unearned compensation balance.

•	On December 22, 2025, the Company issued an aggregate of 114,240 shares of common stock for a correction on the surrender of excess preferred series I shares on November 20, 2024.

•	On December 29, 2025, the Company issued an aggregate of 6,667 shares of common stock in connection with financing transactions that also included the issuance of convertible promissory notes and warrants. As the common stock were freestanding equity instruments issued as part of a single financing unit, the fair value recognized by the Company was measured at its grant date fair value based on the closing market price as of December 29, 2025 of $1.80 per share and then allocated along with the fair values of the promissory notes and the warrants to each instrument in the financing units. The allocated fair value of the shares was then recorded to additional paid-in-capital with a corresponding debt discount recognized in connection with the related promissory note. See also Note 8. Convertible Notes Payable and Note 10. Warrants.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

In addition to the issuance of common stock from the conversions of preferred stock noted above, during the year ended December 31, 2024, the Company executed the following transactions:

•	In February 2024, as part of the Red Rock settlement executed in July 2022, the Company issued an aggregate of 12,370 shares of common stock to six previous owners. The Company recognized the fair value for the issuance of 12,370 shares at $9 per share on the closing market price of February 4 through February 6, 2024, and recorded share loss from discontinued operations of $111,312 in the consolidated statement of operations. This loss was also reflected as an addback to net income in the consolidated statement of cash flows.

•	On March 5, 2024, the Company issued 2,500 shares of common stock to an investor relation service provider. The Company recognized the fair value for the issuance of the 2,500 shares at $4.65 per share on the closing market price of March 5, 2024 and recorded selling, general and administrative expense of $11,617 in the consolidated statement of operations.

•	On March 26, 2024, the Company issued an aggregate of 10,002 shares of common stock to three board members. The Company recognized the fair value for the issuance of 10,002 shares at $19.50 per share on the closing market price of March 26, 2024 and recorded share-based compensation expense of $195,000 in the consolidated statement of operations.

•	In September 2024, the Company issued an aggregate of 24,742 shares of common stock as part of a legal settlement.

•	In December 2024, the Company issued 1,834 shares of common stock for services rendered by an employee. The Company recognized the fair value for the issuance of the 1,834 shares at $9.00 per share closing market price of December 5, 2024 and recorded share-based compensation expense of $16,500 in the consolidated statement of operations.

•	The Company issued an aggregate of 78,303 shares of common stock in payment of various accrued dividends on the series N, series X and series Y preferred stock.

•	The Company issued 408 shares of common stock upon conversion of certain convertible notes.

Share-based compensation

On January 31, 2024, the Company’s board of directors and stockholders adopted the Cardiff Lexington Corporation 2024 Equity Incentive Plan (the “Plan”). Awards that may be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, and performance compensation awards. As of December 31, 2025, pursuant to the Plan, the maximum number of shares of common stock that could be issued to participants under the Plan was 921,675 (subject to adjustment for certain corporate changes affecting the common stock, such as stock splits); provided that the number of shares of common stock available for issuance under the Plan will automatically increase on January 1 of each calendar year during the term of the Plan by an amount equal five percent (5%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the Plan. On January 1, 2026, the number of shares increased to 1,606,718.

Share-based compensation expense is attributable to restricted common stock awards, stock option awards and preferred stock granted to non-employee independent directors, employees and service providers for services rendered. The Company recognizes expense using a straight-line amortization method as reflected in general and administrative expense in the consolidated statement of operations. Share-based compensation expense for the year ended December 31, 2025 and 2024 was $754,475 and $544,725, respectively.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. The Company has elected to account for forfeitures as they occur and expense is recognized over the requisite service period. Grant date fair value of restricted common stock and common stock awards is determined using the Company’s closing share price on the grant date and the grant date fair value of stock options awarded is determined using a Black-Scholes valuation model. Grant date fair value of any preferred stock awards is determined utilizing a third-party valuation.

Non-Vested Common Stock

On September 26, 2025, the Company issued an aggregate of 5,001 shares of restricted common stock under the Plan to three board members for their annual retainer grants for the fiscal year 2024, which vested in full on the date of grant. The Company recognized the fair value for the issuance of the shares at $4.59 per share based on the closing market price on the grant date. Share-based compensation expense of $22,950 was recorded in the consolidated statement of operations. There is no unearned compensation as of December 31, 2025 related to this award.

Also on September 26, 2025, the Company issued an aggregate of 5,001 shares of restricted common stock under the Plan to three board members for their annual retainer grants for the fiscal year 2025, with 1,250 shares vesting on the date of grant and the remaining shares vesting in equal parts over the course of three quarters on October 1, 2025, January 1, 2026 and April 1, 2026. As of December 31, 2025, the Company recognized the fair value for the issuance of the vested shares at $4.59 per share based on the closing market price on the grant date. Share-based compensation expense of $17,213 was recorded in the consolidated statement of operations for the year ended December 31, 2025. As of December 31, 2025, the remaining unearned compensation related to this award is $5,738 with a weighted average amortization period remaining of 0.25 years. These costs will be charged to expense and amortized on a straight-line basis in the first quarter of 2026.

On December 11, 2025, the Company administratively issued an aggregate of 111,674 shares of restricted common stock for restricted stock awards to certain employees for services rendered under the Plan. Although the shares were issued on December 11, 2025, in accordance with ASC 718, the Company determined that a grant-date did not occur until January 2026. As a result, the Company recorded the issued shares in equity on December 11, 2025, with a corresponding contra-equity unearned compensation balance. As of December 31, 2025, unearned stock-based compensation related to this award was $579,215 with a weighted average amortization period remaining of 0.96 years. These costs will be charged to expense and amortized on a straight-line basis from its determined grant date in January 2026 through the remaining vesting periods in 2026.

A summary of non-vested restricted stock activity for the year ended December 31, 2025 is presented as follows:

	Number of Non-vested Restricted Common Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	–	$–
Granted	121,667	5.14
Vested	(8,750)	–
Forfeited	–	–
Balance at December 31, 2025	112,917	$5.14

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Stock Options

On December 11, 2025, the Company granted stock options to purchase 90,002 shares of its common stock to certain employees and directors under the Plan. The options have an exercise price equal to the fair market value of the Company’s common stock on the grant date of $5.187 per share, vest in equal parts over the course of four quarters beginning January 1, 2026, and expire six years from the grant date.

The Company estimated the grant-date fair value of the options using the Black-Scholes option-pricing model. The weighted-average assumptions used in the valuation were as follows:

•	Expected term: 3.5 years
•	Annualized volatility: 282.72%
•	Risk-free interest rate: 3.60%
•	Dividend yield: 0%

Expected volatility was estimated using a blended approach that incorporates both the Company’s historical volatility and the historical volatilities of a peer group of publicly traded healthcare companies with similar size, stage, and operating characteristics. The Company utilized the simplified method to estimate expected term due to limited historical exercise data.

The weighted-average grant-date fair value of options granted during the period was $5.15 per option, resulting in total grant date fair value of $463,251. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total unrecognized compensation cost at December 31, 2025 was $347,439 and the weighted-average remaining amortization period is 0.75 years. Intrinsic value is $0 at grant and will remain $0 until the stock trades above the exercise price.

The table below sets forth the option activity during the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2025	–	$–
Granted	90,002	5.15
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at December 31, 2025	90,002	5.15
Options Vested and Exercisable at December 31, 2025	22,500	$5.15

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

10.	WARRANTS

On October 31, 2025, the Company issued a three-year warrant to purchase 100,000 shares of common stock at $3.00 per share with an investor relations firm as part of a service agreement. The warrant will vest and become exercisable 30 days prior to the Company’s successful uplisting of its common stock to a national securities exchange. As of December 31, 2025, the uplisting event had not occurred and was not considered probable yet based on the status of the Company’s application and the remaining substantive listing requirements. Accordingly, no fair value has been calculated and no liability or equity instrument has been recognized related to the warrant as of December 31, 2025. If the uplisting occurs in a future period, the Company will recognize the warrant at its fair value on the date the uplist contingency becomes probable or is satisfied with the corresponding impact recorded in equity. See also Note 9. Capital Stock.

On December 22, 2025, the Company entered into a financing arrangement pursuant to which it issued a twelve-month convertible promissory note with a principal amount of $50,000, together with a warrant to purchase 16,667 shares of common stock at $9.00 per share and 1,667 shares of common stock. The Company concluded that the note, warrant and common shares represent freestanding financial instruments issued as a single financing unit and, accordingly, allocated the total transaction proceeds to each instrument based on their relative fair values. The $1.72 per share fair value of the warrant was estimated using a Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrant and common shares was recorded as a debt discount and is being amortized to interest expense over the contractual term of the note. See also Note 8. Convertible Notes Payable and Note 9. Capital Stock.

On December 23, 2025, the Company entered into a financing arrangement pursuant to which it issued a twelve-month convertible promissory note with a principal amount of $150,000, together with a warrant to purchase 50,000 shares of common stock at $9.00 per share and 5,000 shares of common stock. The Company concluded that the note, warrant and common shares represent freestanding financial instruments issued as a single financing unit and, accordingly, allocated the total transaction proceeds to each instrument based on their relative fair values. The $1.76 per share fair value of the warrant was estimated using a Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrant and common shares was recorded as a debt discount and is being amortized to interest expense over the contractual term of the note. See also Note 8. Convertible Notes Payable and Note 9. Capital Stock.

On December 29, 2025, the Company issued a three-year warrant to purchase 33,334 shares of common stock at $9.00 per share with an investor relations firm in connection with a financing transaction that also included the issuance of a convertible promissory note and restricted common shares. The related promissory note did not fund as of December 31, 2025 and as such, there is no consideration for the transaction in its entirety. In accordance with ASC 405 and ASC 470, there is no debt liability and no warrant value recorded as of December 31, 2025 because no cash was received in 2025.

The tables below set forth warrant activity during the years ended December 31, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2025	1,050	$3,538.93
Granted	200,001	6.00
Exercised	–	–
Expired	(3)	27,000.00
Balance at December 31, 2025	201,048	24.05
Warrants Exercisable at December 31, 2025	67,714	$62.54

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2024	1,056	$3,521.12
Granted	–	–
Exercised	–	–
Expired	(6)	405.00
Balance at December 31, 2024	1,050	3,538.93
Warrants Exercisable at December 31, 2024	1,050	$3,538.93

11.	DISCONTINUED OPERATIONS

The income from discontinued operations presented in the consolidated statement of operations for the year ended December 31, 2025 represents obligations which were reported as net liabilities from discontinued operations on the consolidated balance sheet as of December 31, 2024, related to the sale of Platinum Tax, a business previously owned by the Company, which was sold in November 2023, that have been subsequently determined no longer due and payable, due to the final resolution and dismissal of liabilities and legal claim, and therefore have been released. In accordance with ASC 205-20, this adjustment has been reflected within income (loss) from discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2025. The adjustment did not impact income from continuing operations.

The $111,312 loss from discontinued operations presented in the consolidated statement of operations for the year ended December 31, 2024 is a part of the execution of a settlement reached in July 2022 with six previous owners of Red Rock, an entity that was discontinued by the Company in May 2019. As a result, the Company recognized the fair value for the issuance of 12,370 shares at $9 per share on the closing market price of February 4 through February 6, 2024, and recorded share loss from discontinued operations of $111,312 in the consolidated statement of operations.

	December 31,
Net liabilities of discontinued operations	2025	2024
Accounts payable and accrued expenses	$–	$238,285
Net liabilities of discontinued operations	$–	$(238,285)

	Year Ended December 31,
Gain (Loss) from discontinued operations	2025	2024
Gain (loss) on settlement	$238,285	$(111,312)
Gain (loss) from discontinued operations	$238,285	$(111,312)

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

12.	GOODWILL

The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the years ended December 31, 2025 and 2024, the Company determined there to be no impairment. The Company based this decision on impairment testing of the underlying assets, expected cash flows, decreased asset value and other factors.

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

The Company leases eleven medical facilities and one vehicle as operating leases as of December 31, 2025. The Company recorded operating lease expenses of $449,796 and $447,402 for the years ended December 31, 2025 and 2024, respectively.

The Company has operating leases with future commitments as follows:

Amount
2026	$187,871
2027	43,892
Total Future Undiscounted Lease Payments	231,763
Less imputed interest	(10,263)
Total lease obligations	$221,500

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following table summarizes supplemental information about the Company’s leases:

Weighted-average remaining lease term	1.22 years
Weighted-average discount rate	7.29%

Employees

In connection with separate employment agreements and related addendums with Alex Cunningham, the Company’s Chairman, President and Chief Executive Officer, and Daniel Thompson, the Company’s former Chairman, from time to time the Company accrued each of their respective compensation elements at their election rather than pay them in cash to Accrued expenses - related parties in the Company’s consolidated balance sheet. The total outstanding accrued compensation as of December 31, 2025 and 2024 for Alex Cunningham was $2,163,000 and $2,215,500, respectively, and for Daniel Thompson was $2,237,167 and $2,320,500, respectively, all of which is included in Accrued expenses – related parties in the consolidated balance sheets as of December 31, 2025 and 2024, respectively. The total interest accrued as of December 31, 2025 was $111,588 for Alex Cunningham, and $117,014 for Daniel Thompson. See also Note 7. Notes and Loans Payable and Note 17. Subsequent Events.

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

At December 31, 2025, the Company had federal and state net operating loss carry forwards of approximately $24.4 million that expire in various years through the year 2041. Due to the current net loss and carryforwards of past net operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2025 and 2024.

The Company has not paid federal or state income taxes as a result of its net losses and the availability of its net operating loss carryforwards. The State of Nevada, the Company's state of incorporation, does not impose a corporate income tax. Florida, the state in which the Company's operating subsidiary conducts business, imposes a corporate income tax at a rate of 5.5%; however, the Company has not been required to pay Florida income taxes due to its net loss position and available net operating loss carryforwards. The Company does not conduct any business outside the United States and accordingly has no foreign income tax obligations.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The reconciliation of the Company’s U.S. federal statutory income tax rate to its effective income tax rate as of December 31, 2025 is as follows:

	2025
U.S. statutory federal tax	$(1,156,594)	21.0%
State tax, net of federal benefits	0	0.0%
Foreign jurisdictional tax	0	0.0%
Non-deductible items	22,812	(0.4)%
Valuation allowance	1,133,782	(20.6)%
Effective tax rate	$0	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2025 and 2024 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $7.0 million and $5.9 million, respectively, less a valuation allowance in the amount of approximately $7.0 million and $5.9 million, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in both 2025 and 2024. The OBBBA, which was enacted on July 4, 2025, makes numerous tax changes. The tax provisions of the OBBBA did not have a material impact on the Company’s effective tax rate and it also did not impact the Company’s net deferred tax assets, as the Company continues to maintain a full valuation allowance against that balance. During the year ended December 31, 2025, the valuation allowance increased by approximately $1.1 million from December 31, 2024.

The Company’s total deferred tax asset as of December 31, 2025 and 2024 is as follows:

	2025	2024
Deferred tax assets	$7,000,000	$5,900,000
Valuation allowance	(7,000,000)	(5,900,000)
Net deferred tax asset	$–	$–

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

16.	SEGMENT REPORTING

As of December 31, 2025 and 2024, the Company had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

	As of December 31,
Asset:	2025	2024
Healthcare	$27,349,522	$21,298,866
Real Estate	540,522	576,478
Corporate	1,196,901	2,050,335
Consolidated assets	$29,086,945	$23,925,679

	Years Ended December 31,
	2025	2024
Revenues:
Healthcare	$11,535,577	$8,270,126
Real Estate	–	–
Consolidated revenues	$11,535,577	$8,270,126

Cost of Sales:
Healthcare	$4,329,330	$3,841,628
Real Estate	–	–
Consolidated cost of sales	$4,329,330	$3,841,628

Operating Expenses:
Healthcare
Depreciation expense	$5,652	$13,461
Loss on disposal of fixed assets	12,593	–
Selling, General and Administrative	1,193,654	1,148,971
Total Healthcare	1,211,899	1,162,432
Real Estate	36,327	8,949
Corporate, administration and other expenses (a)	4,857,435	3,450,621
Consolidated Operating Expenses	$6,105,661	$4,622,002

Income (Loss) from Operations from Subsidiaries:
Healthcare	$5,994,348	$3,266,065
Real Estate	(36,327)	(8,949)
Income (loss) from operations from subsidiaries	5,958,021	3,257,116
Loss from operations from Cardiff Lexington	(4,857,435)	(3,450,620)
Total income (loss) from operations	$1,100,586	$(193,504)

Income (Loss) before taxes
Healthcare	$5,992,751	$3,266,065
Real Estate	(36,327)	(8,949)
Corporate, administration and non-operating expenses (b)	(11,702,301)	(6,448,803)
Consolidated loss before taxes	$(5,745,877)	$(3,191,687)

(a)	Corporate, administration and other operating expenses includes payroll, management fees, stock compensation, legal fees, accounting fees and public company/investor relations fees.

(b)	Corporate, administration and other non-operating expenses includes corporate selling, general and administrative expenses as noted above as well as interest, amortization of notes payable discount and gain on settlement of debt.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

17.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to December 31, 2025 to the date these consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

Reverse Stock Split

On January 12, 2026, the Company implemented a 1-for-3 reverse split of our outstanding shares of common stock. As a result of this reverse split, the Company’s issued and outstanding common stock decreased from 41,102,612 shares to 13,701,698 shares as of December 31, 2025. Accordingly, all share and per share information contained in these consolidated financial statements has been restated to retroactively show the effect of this reverse stock split. The conversion prices of the outstanding convertible notes and certain series of preferred stock were adjusted to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion.

Bridge Loan

In December 2025 and January 2026, the Company also entered into loan agreements with two additional accredited investors, pursuant to which the Company issued to such investors (i) convertible promissory notes in the aggregate principal amount of $80,000, which also provide for a second tranche of up to an additional $80,000 upon the mutual agreement of the parties, all of which were issued in January 2026, (ii) warrants for the purchase of an aggregate of 73,334 shares of common stock, of which 33,334 were issued in December 2025 and 40,000 were issued in January 2026, and (iii) 36,667 shares of common stock, all of which were issued in January 2026, for total gross proceeds of $80,000 and net proceeds of approximately $269,500, all of which were received in January 2026.

As noted above, although one of the loan agreements and one warrant were executed in December 2025, no proceeds were received as of December 31, 2025, and the promissory note was not funded or outstanding at year-end. In accordance with ASC 405 and ASC 470, the Company will record the convertible promissory notes, the related warrants, the issuance of the common stock and any associated debt discount in the period in which the proceeds were received based on their relative fair values.

These convertible promissory notes accrue interest at a rate of twelve percent (12%) per annum, payable in shares of common stock, cash or a combination thereof at the Company’s option quarterly commencing on April 1, 2026, with all principal and accrued interest being due and payable five (5) years after issuance. If a quarterly interest payment is paid in shares of common stock, then the interest rate used in connection with such issuance shall be fifteen percent (15%) per annum. The Company may prepay the principal and accrued interest at any time without penalty upon fifteen (15) days’ notice. In addition, if the Company completes a financing of at least $2.5 million, then, if requested by a holder, the Company must repay the remaining principal and interest from the proceeds of such financing. These convertible promissory notes are unsecured and contain customary events of default for a loan of this type. These convertible promissory notes are convertible into shares of common stock at a conversion price of $0.825 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications or similar transactions). In addition, these convertible promissory note provide that if the closing price of the Company’s common stock on the sixth (6th) month anniversary of the issuance date is less than the conversion price then in effect, then the conversion price shall be adjusted to such lower price, and also provide that if the Company issues any shares of common stock, or securities convertible into common stock, at a price that is less than the conversion price then in effect, then the conversion price shall be adjusted to such lower price, subject to certain exceptions.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

All of the warrants may be exercised for a period of three years at an exercise price of $9.00 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications, mergers, consolidations, reorganizations or similar transactions) and may be exercised on a cashless basis if there is no effective registration statement covering the shares of common stock issuable upon the exercise of the warrants.

All of the convertible promissory notes and warrants contain ownership limitations, which provide that the Company shall not effect any conversion or exercise, and a holder shall not have the right to convert or exercise any portion of a note or a warrant, to the extent that after giving effect to the issuance of common stock upon such conversion or exercise, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion or exercise. This limitation may be waived, up to a maximum of 9.99%, by a holder upon not less than sixty-one (61) days’ prior notice to us.

See also Note 8. Convertible Notes Payable, Note 9. Capital Stock and Note 10. Warrants.

Conversion of Deferred Compensation

On January 29, 2026, the Company entered into a conversion agreement with Alex Cunningham, the Company’s Chief Executive Officer, pursuant to which deferred compensation in the amount of $2,365,242 owed to Mr. Cunningham was cancelled in exchange for 556,528 shares of common stock. The number of shares issued was determined based on the closing market price of the Company’s common stock of $4.25 on January 28, 2026. Because the underlying compensation was fully earned and the fair value of equity issued equals the amount accrued, the settlement will be accounted for as an equity issuance with no impact on the Company’s consolidated statements of operations. The Company will record a reduction to accrued compensation and a corresponding increase to stockholders’ equity upon issuance of the shares.

On March 6, 2026, the Company entered into a conversion agreement with Daniel Thompson, the Company’s former Chairman of the Board, pursuant to which deferred compensation in the amount of $2,352,994 owed to Mr. Thompson was cancelled in exchange for 588,249 shares of common stock. The number of shares issued was determined based on the closing market price of the Company’s common stock of $4.00 on March 4, 2026. Because the underlying compensation was fully earned and the fair value of equity issued equals the amount accrued, the settlement will be accounted for as an equity issuance with no impact on the Company’s consolidated statements of operations. The Company will record a reduction to accrued compensation and a corresponding increase to stockholders’ equity upon issuance of the shares.

Compensation Resolution Agreement

On March 6, 2026, the Company entered into a lock-up and compensation resolution agreement with Daniel Thompson, the Company’s former Chairman of the Board, to resolve outstanding accrued compensation obligations. Under the agreement, the Company issued an unsecured promissory note in the principal amount of $116,666.66 bearing interest at 10% annually, payable interest-only in year one and 50% principal in each of years two and three, with all amounts due within three years. The agreement also required Mr. Thompson to execute a lock-up agreement in connection with the Company’s planned public offering.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Amendment to Series N Certificate of Designation

On January 29, 2026, the Company filed a certificate of amendment to the certificate of designation for its series N senior convertible preferred stock with the Nevada Secretary of State’s Office to amend the certificate of designation to remove the redemption provisions, which previously provided for an optional redemption by the Company and a mandatory redemption at the option of the holder in certain circumstances. As a result of this modification, the preferred stock no longer meets the criteria for classification outside of permanent equity. The $3,802,010 carrying value will be reclassified from mezzanine equity to permanent equity prospectively on the Company’s consolidated balance sheet.

Additional Stock Issuances

As described above, on November 25, 2025, the Company issued 100,000 shares of common stock to a consulting service provider. The service agreement included a provision that entitles the provider to receive additional shares in the event of a reverse stock split. The reverse stock split noted above became effective on January 12, 2026, and as a result, the Company issued 200,000 shares of common stock on January 13, 2026. The Company will recognize the incremental expense related to these shares based upon the fair value at the grant date. See also Note 9. Capital Stock.

On January 13, 2026, the Company issued a restricted stock award for 62,500 shares of common stock, of which 31,250 shares vested on the date of grant and 15,625 shares will vest on each of January 2, 2027 and January 2, 2028.

On January 14, 2026, the Company issued 13,761 to a service provider.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 10, 2026	CARDIFF LEXINGTON CORPORATION

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

SIGNATURE	TITLE	DATE

/s/ Alex Cunningham	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 10, 2026
Alex Cunningham

/s/ Matthew Shafer	Chief Financial Officer (principal financial officer)	March 10, 2026
Matthew Shafer

/s/ Gillard B. Johnson III	Director	March 10, 2026
Gillard B. Johnson III

/s/ Cathy Pennington	Director	March 10, 2026
Cathy Pennington

/s/ L. Jack Staley	Director	March 10, 2026
L. Jack Staley