Form 10-Q
period 2026-03-31
Cardiff Lexington Corp
filed 2026-05-13
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

As of May 12, 2026, there were 15,283,191 shares of common stock of the registrant issued and outstanding.

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended March 31, 2026

2

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash	$683,507	$318,535
Accounts receivable, net	22,890,899	22,070,954
Prepaid and other current assets	282,747	203,876
Total current assets	23,857,153	22,593,365

Property and equipment, net	2,360	2,953
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use – assets, net	155,237	214,858
Due from related party	4,979	4,979
Other assets	64,371	64,182
Total assets	$30,290,708	$29,086,945

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current liabilities
Accounts payable and accrued expense	$1,779,073	$1,760,765
Accrued expenses – related parties	237,277	4,645,826
Accrued interest	730,866	707,574
Right of use – operating lease liabilities	143,937	178,524
Notes payable – current portion	50,745	125,774
Notes payable related parties – current portion	1,085,703	1,085,703
Line of credit	18,922,173	17,209,908
Convertible notes payable, net of debt discounts of $815,228 and $131,705, respectively – current portion	279,772	118,295
Derivative liabilities – current portion	1,129,345	–
Total current liabilities	24,358,891	25,832,369

Other liabilities
Operating lease liability – long term	17,366	42,976
Notes payable	137,934	138,773
Notes payable – related parties	116,667	–
Total liabilities	24,630,858	26,014,118

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 0 and 1,037,311 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	–	3,802,010
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00; 449,117 and 438,388 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,783,394	1,740,478
Total Mezzanine Equity	1,783,394	5,542,488

Stockholders' equity/(deficit)
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 3,875 shares issued and outstanding at March 31, 2026 and December 31, 2025	15,500	15,500
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at March 31, 2026 and December 31, 2025	1,277,972	1,277,972
Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 1,068,004 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3,924,782	–
Series Y Senior Convertible Preferred Stock - 1,500,000 shares authorized, $0.001 par value, stated value of $4.00, 1,094,354 and 1,067,878 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4,377,413	4,271,512
Common Stock: 300,000,000 shares authorized, $0.001 par value; 15,167,350 and 13,701,698 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	15,167	13,702
Additional paid-in capital	77,453,073	72,021,848
Unearned stock-based compensation	(331,938)	(579,215)
Accumulated deficit	(82,855,513)	(79,490,980)
Total stockholders’ equity/(deficit)	3,876,456	(2,469,661)
Total liabilities, mezzanine equity and stockholders’ equity/(deficit)	$30,290,708	$29,086,945

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
REVENUE	$2,222,280	$2,915,567
COST OF SALES	904,225	1,075,034
GROSS PROFIT	1,318,055	1,840,533

OPERATING EXPENSES
Depreciation expense	593	3,365
Loss on disposal of fixed assets	–	12,593
Share based compensation	664,196	–
Selling, general and administrative	1,164,425	1,280,641
Total operating expenses	1,829,214	1,296,599

(LOSS) / INCOME FROM OPERATIONS	(511,159)	543,934

OTHER (EXPENSE) INCOME
Other income (expense)	10,081	(1,597)
Derivative liability loss on issuance and changes in fair value	(668,821)	–
Interest expense	(1,910,737)	(993,114)
Amortization of debt discounts	(11,438)	–
Total other expense	(2,580,915)	(994,711)

NET LOSS	$(3,092,074)	$(450,777)

PREFERRED STOCK DIVIDENDS	$(272,459)	$(245,445)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,364,533)	$(696,222)

BASIC AND DILUTED LOSS PER SHARE	$(0.23)	$(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED *	14,524,097	5,106,033

*	Shares outstanding for the three months ended March 31, 2025 have been restated for the 1-for-3 reverse stock split effective January 12, 2026. See Note 1. Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT) *

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

Three Months Ended March 31, 2026:

	Preferred Stock Series A, N & Y		Preferred Stock Series F-1 and L		Common Stock		Additional Paid-In	Unearned Stock-based	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Deficit)
Balance, December 31, 2025	1,067,880	$4,271,512	323,368	$1,293,472	13,701,698	$13,702	$72,021,848	$(579,215)	$(79,490,980)	$(2,469,661)
Issuance of common stock related to bridge loans	–	–	–	–	36,667	37	69,500	–	–	69,537
Common stock issued for services	–	–	–	–	295,875	296	574,989	84,715	–	660,000
Cancellation of common stock for award forfeiture	–	–	–	–	(11,667)	(12)	(51,905)	51,917	–	–
Conversion of deferred compensation to common stock	–	–	–	–	1,144,777	1,144	4,717,090	–	–	4,718,234
Reclassification of series N preferred stock from mezzanine equity to permanent equity	1,037,311	3,802,010	–	–	–	–	–	–	–	3,802,010
Issuance of series N preferred stock	30,693	122,770	–	–	–	–	–	–	–	122,770
Issuance of series Y preferred stock	26,476	105,903	–	–	–	–	–	–	–	105,903
Stock compensation expense	–	–	–	–	–	–	121,551	110,645	–	232,196
Preferred stock dividends	–	–	–	–	–	–	–	–	(272,459)	(272,459)
Net loss	–	–	–	–	–	–	–	–	(3,092,074)	(3,092,074)
Balance, March 31, 2026	2,162,360	$8,302,195	323,368	$1,293,472	15,167,350	$15,167	$77,453,073	$(331,938)	$(82,855,513)	$3,876,456

Three Months Ended March 31, 2025:

	Preferred Stock Series A, I & Y		Preferred Stock Series B, E, F-1 and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	11,448,219	$45,792,868	1,778,610	$7,114,440	74	$296	5,100,971	$5,101	$22,721,549	$(72,949,085)	$2,685,169
Conversion of series B preferred stock	–	–	(12,400)	(49,600)	–	–	8,268	8	49,592	–	–
Conversion of series I preferred stock	(2,500)	(10,000)	–	–	–	–	1,667	2	9,998	–	–
Issuance of series Y preferred stock	11,775	47,100	–	–	–	–	–	–	–	–	47,100
Preferred stock dividends	–	–	–	–	–	–	–	–	–	(245,445)	(245,445)
Net loss	–	–	–	–	–	–	–	–	–	(450,777)	(450,777)
Balance, March 31, 2025	11,457,494	$45,829,968	1,766,210	$7,064,840	74	$296	5,110,906	$5,111	$22,781,139	$(73,645,307)	$2,036,047

*Shares outstanding have been restated for the 1-for-3 reverse stock split effective January 12, 2026. See Note 1. Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,092,074)	$(450,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	593	3,365
Amortization of debt discount	11,438	–
Credit losses	–	112,727
Loss on disposal of assets	–	12,593
Loss on issuance / change in fair value of derivative liability	668,821	–
Interest included in line of credit	1,955,970	1,137,308
Share issuance and compensation expense	664,196	–
(Increase) decrease in:
Accounts receivable	(819,945)	(1,680,291)
Right of use – assets	59,621	58,492
Prepaids and other current assets	(79,060)	(19,593)
Increase (decrease) in:
Accounts payable and accrued expense	224,261	230,608
Accrued related parties compensation	410,629	55,923
Accrued interest	39,017	101,773
Right of use – liabilities	(60,197)	(53,548)
Net cash used in operating activities	(16,730)	(491,420)

FINANCING ACTIVITIES
Repayment of SBA loans	(2,193)	(2,193)
Net (payments) proceeds on line of credit	(243,705)	427,186
Proceeds from convertible notes payable	845,000	–
Payments of debt issuance costs	(142,400)	–
Payments on note payable	(75,000)	(75,000)
Payment of dividends on preferred stock	–	(50,000)
Net cash provided by financing activities	381,702	299,993

NET INCREASE (DECREASE) IN CASH	364,972	(191,427)
CASH, BEGINNING OF PERIOD	318,535	1,188,185
CASH, END OF PERIOD	$683,507	$996,758

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$1,325	$5,322

NON-CASH INVESTING AND FINANCING ACTIVITIES*:
Common stock issued upon conversion of preferred stock	$–	$9,935
Dividends on preferred stock, including accrued dividends on preferred stock	$307,568	$228,023
Common stock issued upon conversion of accrued salaries	$4,718,234	$–
Promissory notes payable issued in settlement of accrued salaries	$116,667	$–
Discount on convertible notes payable	$694,961	$–
Recognition of derivative liability upon issuance of convertible note	$1,653,164	$–
Change in fair value of derivative liability	$(523,819)	$–

*For the three months ended March 31, 2025, a lease modification recorded increased right of use assets and right of use liabilities by $83,669.

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Accounts Receivable

In the normal course of business, the Company is in the lien based medical industry, providing orthopedic healthcare servicing an uninsured market insulated by a letter of protection which insulates the Company from, and insures payment in full of, insurance settlements. Accounts receivable consists of amounts due from attorneys and insurance providers for services provided to patients under the letter of protection. Accounts receivable are recorded at the expected settlement realization amount, which is less contractual adjustments and an allowance for credit losses. The Company recognizes an allowance for credit losses for its accounts receivable to present the net amount expected to be collected as of the balance sheet date. This allowance is determined based on the history of net settlements received, where the net settlement amount is not collected. No collection can happen if no settlement is reached with the defendant’s insurance company and the plaintiff (the patient) loses the case at trial, or the case is abandoned, then the Company will not be able to collect on its letter of protection and its receivable will not be collected. The Company monitors outstanding cases as they develop through ongoing discussions with attorneys, doctors and third-party medical billing company and additionally monitors settlement realization rates over time. Additionally, the Company considers economic factors and events or trends expected to affect future collections experience. The no collection history of the Company’s customers is considered in future assessments of collectability as these patterns are established over a longer period. The Company uses the term collection and collection rate in its disclosures to describe the historical less than 1.0% occurrence of not collecting under a contract, which aligns with the Company’s credit loss accounting under ASC 326.

The Company does not have a significant exposure to credit losses as it has historically had a less than 1.0% loss rate where the Company received no settlement amount for its outstanding accounts receivable. Although possible, claims resulting in zero collection upon settlement are rare based on the Company’s historical experience and has historically been less than 1.0% of its outstanding accounts receivable, thereby resulting in a collection rate of 99%. The Company uses the loss rate method to record its allowance for credit losses. The Company applies the loss rate method by reviewing its zero collection history on a quarterly basis and updating its estimates of credit losses to adjust for changes in loss data. The Company typically collects on its accounts receivable between twelve and twenty-four months after recording. The Company does not record an allowance for credit losses based on an aging of its accounts receivable as the aging of the Company’s receivables do not influence the credit loss rate due to the nature of its business and the letter of protection. The Company does not adjust its receivables for the effects of a significant financing component at contract inception as the timing of variable consideration is determined by the settlement, which is outside of the Company’s control. As of March 31, 2026 and December 31, 2025, the Company’s allowance for credit losses was $400,000. The Company recognized $0 and $112,727 of credit loss expense during the three months ended March 31, 2026 and 2025, respectively, which is included in selling, general and administrative expenses in the consolidated statement of operations. The balance of accounts receivable, net as of January 1, 2025 was $15,934,490. The balance of the allowance for credit losses was $255,215 as of January 1, 2025.

The following table shows the allowance for credit losses activity:

	2026	2025
Balance at January 1	$(400,000)	$(255,215)
Current period provision	–	(112,727)
Write off charged against the allowance	–	118,143
Balance at March 31	$(400,000)	$(249,799)

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

Goodwill

Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the three months ended March 31, 2026 and 2025, the Company did not recognize any goodwill impairment and noted there were no such triggering events.

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

Settlement Rates

The Company periodically evaluates its estimated settlement realization rate at which revenue is recorded in accordance with ASC 606. This includes a monthly review of historical data and settlement realization rates, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and third-party medical billing company in order to determine the variable consideration under ASC 606 and the net transaction price. For the three months ended March 31, 2026 and 2025, the Company realized a 41% and 44% average settlement rate of its gross billed charges, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations. The Company recognized advertising and marketing expense of $62,530 and $90,169 for the three months ended March 31, 2026 and 2025, respectively.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). See also Note 7. Fair Value Measurements. The three levels of the fair value hierarchy are described below:

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

Distinguishing Liabilities from Equity

The Company accounts for its series X senior convertible preferred stock subject to possible redemption in accordance with ASC 480, “Distinguishing Liabilities from Equity”. Conditionally redeemable preferred shares are classified as temporary equity within the Company’s consolidated balance sheet.

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

For the three months ended March 31, 2026 and 2025, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company had sustained operating losses since its inception and has an accumulated deficit of $82,855,513 and $79,490,980 as of March 31, 2026 and December 31, 2025, respectively. The Company had negative cash flow from operations of $16,730 and $491,420 for the three months ended March 31, 2026 and 2025, respectively. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

During the second quarter of 2025, as part of the Company’s ongoing enhancements to internal controls over financial reporting, a detailed review of its interest expense-related cash flow classification was performed. As a result, the Company restated certain amounts within the condensed consolidated statement of cash flows for the three months ended March 31, 2025. This was reclassified to correct the presentation of $1,137,308 of non-cash interest accrual adjustments related to the Company’s line of credit as of March 31, 2025. These amounts, previously presented within net proceeds from the line of credit in financing activities, are now presented within operating activities. This change in presentation has no impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or total cash flows for any related period.

The following table summarizes the impact of the correction on the Company’s condensed consolidated statement of cash flows for the period ending March 31, 2025.

	Impact of correction of error
Three months ended March 31, 2025 (Unaudited)	As previously reported	Adjustments	As restated

Net cash used in operating activities of continuing operations	$(1,628,728)	$1,137,308	$(491,420)
Net cash provided by financing activities of continuing operations	$1,437,301	$(1,137,308)	$299,993

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2026	December 31, 2025
Accounts payable	$1,245,471	$1,091,113
Accrued credit cards	6,235	12,206
Accrued liability for settlements of previously factored receivables	296,650	221,441
Accrued income and property taxes	3,687	3,687
Accrued professional fees	99,114	99,114
Accrued expense – dividend payable	35,979	35,108
Accrued public company fees	5,000	5,000
Accrued payroll and bonuses	64,241	268,346
Accrued expense – other	22,696	24,750
Total	$1,779,073	$1,760,765

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Medical equipment	$23,640	$23,640
Computer equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	15,079
Leasehold improvement	15,950	15,950
Total	63,858	63,858
Less: accumulated depreciation	(61,498)	(60,905)
Property and equipment, net	$2,360	$2,953

For the three months ended March 31, 2026 and 2025, depreciation expense was $593 and $3,365, respectively. During the first quarter of 2025, the Company identified assets that were no longer functional in its medical facilities. As such, the Company has recorded a reduction in medical equipment and the related depreciation which resulted in a loss from the disposal of $12,593 in the condensed consolidated statement of operations for the three months ended March 31, 2025.

5.	LAND

As of March 31, 2026 and December 31, 2025, the Company had 27 acres of land of approximately $540,000. The land is currently vacant, and management does not currently have any plans to develop this property and expects to eventually sell the property.

6.	RELATED PARTY TRANSACTIONS

On March 6, 2026, the Company entered into a lock-up and compensation resolution agreement with Daniel Thompson, the Company’s former Chairman of the Board and a significant stockholder, to resolve outstanding accrued compensation obligations. Under the agreement, the Company issued an unsecured promissory note in the principal amount of $116,667 bearing interest at 10% annually, payable interest-only in year one and 50% principal in each of years two and three, with all amounts due within three years. The agreement also required Mr. Thompson to execute a lock-up agreement in connection with the Company’s planned public offering. See also Note 8. Notes and Loans Payable.

Also on March 6, 2026, the Company entered into a conversion agreement with Daniel Thompson, pursuant to which deferred compensation in the amount of $2,352,994 owed to Mr. Thompson was cancelled in exchange for 588,249 shares of common stock. The number of shares issued was determined based on the closing market price of the Company’s common stock of $4.00 on March 4, 2026. Because the underlying compensation was fully earned and the fair value of equity issued equals the amount accrued, the settlement was accounted for as an equity issuance with no impact on the Company’s consolidated statements of operations. The Company recorded a reduction to accrued compensation and a corresponding increase to stockholders’ equity upon issuance of the shares. See also Note 11. Capital Stock.

On January 29, 2026, the Company entered into a conversion agreement with Alex Cunningham, the Company’s Chief Executive Officer, pursuant to which deferred compensation in the amount of $2,365,242 owed to Mr. Cunningham was cancelled in exchange for 556,528 shares of common stock. The number of shares issued was determined based on the closing market price of the Company’s common stock of $4.25 on January 28, 2026. Because the underlying compensation was fully earned and the fair value of equity issued equals the amount accrued, the settlement was accounted for as an equity issuance with no impact on the Company’s consolidated statements of operations. The Company recorded a reduction to accrued compensation and a corresponding increase to stockholders’ equity upon issuance of the shares. See also Note 11. Capital Stock.

On December 21, 2025, in connection with bonuses earned by certain employees, the Company issued promissory notes in the aggregate principal amount of $1,085,703 (representing bonuses earned of $593,450 and $492,253 for the years ended December 31, 2025 and 2024, respectively), in lieu of cash payment, including a promissory note in the principal amount of $460,000 to Alex Cunningham, the Company’s Chairman and Chief Executive Officer, a promissory note in the principal amount of $122,550 to Matthew Shafer, the Company’s Chief Financial Officer, and a promissory note in the principal amount of $460,000 to Daniel Thompson. These notes bear interest of 5% per annum and mature on June 30, 2026. The bonus expense was recognized in the period earned, and the issuance of the notes was accounted for as a non-cash financing activity. See also Note 8. Notes And Loans Payable.

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due from previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts is $4,979 due from the previous owners as of March 31, 2026 and December 31, 2025.

See also Note 14. Commitments and Contingencies for compensation paid to employees of the Company.

7.	FAIR VALUE MEASUREMENTS

The Company measures certain liabilities at fair value on a recurring basis. These liabilities consist primarily of derivative liabilities associated with convertible notes (See Note 9. Convertible Notes Payable). These instruments are valued using significant unobservable inputs and are classified within Level 3 of the fair value hierarchy.

Valuation Methodology

The derivative liabilities relate to embedded features within the Company’s convertible notes, including variable conversion pricing, look-back provisions, contingent conversion price resets, default and delinquency adjustments, DTC trading restrictions, and change-of-control redemption alternatives. Because these features are not considered indexed to the Company’s own stock and may require net-cash settlement, they are accounted for as derivative liabilities under ASC 815.

The Company engaged an independent valuation specialist to estimate the fair value of the derivative liabilities using a Monte Carlo simulation model, which incorporates assumptions regarding expected volatility, risk-free interest rates, expected term, and probability-weighted assessments of contingent events.

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Derivative liability	$–	$–	$1,129,345	$1,129,345

Level 3 Roll-forward

Amount
Balance at beginning of period	$–
Initial recognition of derivative liability	1,653,164
Change in fair value gain	(523,819)
Settlements / conversions	–
Balance at end of period	$1,129,345

Sensitivity Analysis

The fair value of the derivative liability is sensitive to changes in several unobservable inputs, most notably expected volatility, expected term, and probability-weighted assessments of default, delinquency, and other contingent events. In general, increases in expected volatility, decreases in stock price, or increases in the probability of default or delinquency would result in a higher fair value of the derivative liability. Conversely, decreases in volatility or increases in stock price would reduce the fair value. Because of the path-dependent nature of the conversion features, the impact of changes in these inputs may not be linear. See also Note 10. Derivative Liabilities.

8.	NOTES AND LOANS PAYABLE

Notes payable and line of credit at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
Notes payable – unrelated parties	$19,110,852	$17,474,455
Notes payable – related parties	1,202,370	1,085,703
Less current portion	(20,058,621)	(18,421,385)
Long-term portion	$254,601	$138,773

Long-term debt matures as follows:

Amount
2026 (remainder of year)	$20,057,432
2027	58,229
2028	58,228
2029	14,479
2030	4,756
Thereafter	120,098
Total	$20,313,222

Promissory Note – Settlement Agreement

In June 2024, the Company issued a settlement promissory note in the amount of $535,000 in connection with the cancellation of certain preferred stock and convertible notes, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The note does not bear interest and requires fixed principal payments based on the timing and amount of capital raised in future offerings. During the three months ended March 31, 2026, the Company paid $75,000 toward the outstanding principal balance. At March 31, 2026 and December 31, 2025, the remaining principal balance was $35,000 and $110,000, respectively.

Loans and Notes Payable

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at March 31, 2026 and December 31, 2025. The accrued interest of the debenture was $10,513 and $10,188 at March 31, 2026 and December 31, 2025, respectively. The Company assigned all its receivables from consumer activations of the rewards program as collateral on this debenture.

Loans and Notes Payable – Related Parties

As of March 31, 2026 and December 31, 2025, the outstanding principal on the related party notes was $1,202,370 and $1,085,703, respectively. Accrued interest outstanding on the related party notes was $38,515 and $1,636 at March 31, 2026 and December 31, 2025, respectively. See also Note 6. Related Party Transactions.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The principal balance and accrued interest at March 31, 2026 was $142,690 and $0, respectively, and the principal balance and accrued interest at December 31, 2025 was $143,558 and $0, respectively.

Line of Credit

The Company maintains a revolving purchase and security agreement with DML HC Series, LLC (“DML”), which is accounted for as a secured borrowing. Under the facility, eligible accounts receivable are pledged as collateral, and advances of up to 70% of eligible receivables may be requested, subject to a maximum advance amount of $23,000,000. The related accounts receivable remain recorded as assets on our balance sheet, and the amounts drawn are recorded as a liability under ‘Line of Credit’ until repaid. The Company is required to repurchase or replace certain ineligible or uncollected receivables. Collections on pledged receivables are remitted directly to the lender and applied against outstanding borrowings. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding. The facility includes customary recourse, repurchase provisions, and covenants, and matures on September 28, 2028.

Under the terms of the facility, collections from these receivables are used to repay advances outstanding, which are recognized as secured borrowings totaling $18,922,173 and $17,209,908 as of March 31, 2026 and December 31, 2025, respectively. The unused line of credit balance as of March 31, 2026 and December 31, 2025 was $4,077,827 and $5,790,092, respectively. The accrued interest related to the line of credit was $660,979 and $673,267 as of March 31, 2026 and December 31, 2025, respectively.

9.	CONVERTIBLE NOTES PAYABLE

As of March 31, 2026 and December 31, 2025, the Company had convertible debt outstanding, at carrying value, of $279,772 and $118,295, respectively. Debt discounts associated with the convertible debt at March 31, 2026 and December 31, 2025, were $815,228 and $131,705, respectively. Amortization of debt discounts recorded for the three months ending March 31, 2026 and 2025 were $11,438 and $0, respectively.

During the three months ended March 31, 2026, the Company received $702,600 in net proceeds from the issuance of convertible notes (as detailed below) and no interest was repaid. During the three months ended March 31, 2025, the Company did not receive any proceeds from convertible notes and no interest was repaid.

The carrying amount of the convertible notes as of March 31, 2026 and December 31, 2025 represents the principal amount less the unamortized debt discount allocated to the host debt, as shown below:

	March 31, 2026	December 31, 2025
Convertible notes payable	$1,095,000	$250,000
Discounts on convertible notes payable	(815,228)	(131,705)
Total convertible debt less debt discount	279,772	118,295
Current portion	279,772	118,295
Long-term portion	$–	$–

The following maturity table reflects the full expected principal amounts due as follows:

Amount
2026 (remainder of year)	$923,750
2027	171,250
Total	$1,095,000

On January 24, 2017, the Company issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. On August 26, 2025, the total outstanding principal and accrued interest of $154,049 of this tranche was converted into 64,165 shares of the Company’s common stock. On February 10, 2023, the Company executed a second tranche under this note in the principal amount of $50,000. In May of 2024, $63,513 of outstanding principal and interest on this tranche was paid in full. On March 30, 2023, the Company executed a third tranche under this note in the principal amount of $25,000. On August 11, 2023, the Company executed a fourth tranche under this note in the principal amount of $25,000. As of March 31, 2026, the outstanding principal amount is $50,000 and accrued interest is $25,835. This note is currently in default and accrues interest at a default interest rate of 20% per annum. At the sole option of the holder, the holder may convert the outstanding principal amount, or any portion of the principal amount, and any accrued interest, in whole or in part, into shares of the Company’s common stock. The conversion price is $0.25 per share or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the last ten trading days immediately prior to but not including the conversion date, whichever is lower.

In December 2025, the Company entered into loan agreements with two accredited investors, pursuant to which the Company issued to such investors (i) convertible promissory notes in the aggregate principal amount of $200,000, (ii) warrants for the purchase of an aggregate of 66,667 shares of common stock and (iii) 6,667 shares of common stock for total gross and net proceeds of $200,000. The Company concluded that the notes, warrants and common shares represent freestanding financial instruments issued as a single financing unit and, accordingly, allocated the total transaction proceeds to each instrument based on their relative fair values. The fair value of the warrants was estimated using the Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrants and common shares was recorded as a debt discount and is being amortized to interest expense over the contractual term of the notes. These notes accrue interest at a rate of twelve percent (12%) per annum, payable in shares of common stock, cash or a combination thereof at the Company’s option quarterly commencing on April 1, 2026, with all principal and accrued interest being due and payable one (1) year after issuance. The Company may prepay the principal and accrued interest at any time without penalty upon fifteen (15) days’ notice. These notes are unsecured and contain customary events of default for a loan of this type. These notes are convertible into shares of common stock at a conversion price of $3.00 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications or similar transactions). As of March 31, 2026 and December 31, 2025, the outstanding principal balance of these notes was $200,000. Unamortized debt discount was $125,706 and $131,705 as of March 31, 2026 and December 31, 2025, respectively. Accrued interest was $6,499 and $499, as of March 31, 2026 and December 31, 2025, respectively. See also Note 11. Capital Stock and Note 12. Warrants.

In December 2025 and January 2026, the Company also entered into loan agreements with two additional accredited investors, pursuant to which the Company issued to such investors (i) convertible promissory notes in the aggregate principal amount of $80,000, which also provide for a second tranche of up to an additional $80,000 upon the mutual agreement of the parties, all of which were issued in the first quarter of 2026, (ii) warrants for the purchase of an aggregate of 73,334 shares of common stock, of which 33,334 were issued in December 2025 and 40,000 were issued in January 2026, and (iii) 36,667 shares of common stock, all of which were issued in January 2026, for total gross proceeds of $160,000 and net proceeds of approximately $139,000, all of which were received in the first quarter of 2026. As noted above, although one of the loan agreements and one warrant were executed in December 2025, no proceeds were received as of December 31, 2025, and the promissory note was not funded or outstanding at year-end. In accordance with ASC 815, the Company analyzed the notes for any embedded features that would need to be bifurcated from the host instrument and accounted for separately as a derivative. Several embedded features requiring bifurcation were noted and it was determined that the conversion option as a whole should be separated and accounted for as a single derivative liability (See Note 10. Derivative Liabilities). A Monte Carlo valuation was obtained from valuation specialists to fair value the derivative liability (See Note 7. Fair Value Measurement). The derivative liabilities were recorded first, and the host debt instruments were recorded at the residual amounts after allocating proceeds to the derivative liabilities based on the relative fair values. Issuance costs were also allocated between the derivative liabilities and the host instruments based on relative values. The warrants were valued using a Black-Scholes model and the common shares were valued at the closing market price. In accordance with ASC 405 and ASC 470, the remaining proceeds were then used to allocate the relative fair values of the convertible promissory notes, the related warrants and the issuance of the common stock. The allocated values of the warrants and the common shares were recorded with their debt discounts which will be amortized over the life of the notes. These convertible promissory notes accrue interest at a rate of twelve percent (12%) per annum, payable in shares of common stock, cash or a combination thereof at the Company’s option quarterly commencing on April 1, 2026, with all principal and accrued interest being due and payable five (5) years after issuance. If a quarterly interest payment is paid in shares of common stock, then the interest rate used in connection with such issuance shall be fifteen percent (15%) per annum. The Company may prepay the principal and accrued interest at any time without penalty upon fifteen (15) days’ notice. In addition, if the Company completes a financing of at least $2.5 million, then, if requested by a holder, the Company must repay the remaining principal and interest from the proceeds of such financing. As the Company determined the likelihood of a financing occurring as noted above is high, the notes have been classified as current on the condensed consolidated balance sheets. These convertible promissory notes are unsecured and contain customary events of default for a loan of this type. These convertible promissory notes are convertible into shares of common stock at a conversion price of $0.825 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications or similar transactions). In addition, these convertible promissory notes provide that if the closing price of the Company’s common stock on the sixth (6th) month anniversary of the issuance date is less than the conversion price then in effect, then the conversion price shall be adjusted to such lower price, and also provide that if the Company issues any shares of common stock, or securities convertible into common stock, at a price that is less than the conversion price then in effect, then the conversion price shall be adjusted to such lower price, subject to certain exceptions. All of the warrants may be exercised for a period of three years at an exercise price of $9.00 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications, mergers, consolidations, reorganizations or similar transactions) and may be exercised on a cashless basis if there is no effective registration statement covering the shares of common stock issuable upon the exercise of the warrants. All of the convertible promissory notes and warrants contain ownership limitations, which provide that the Company shall not effect any conversion or exercise, and a holder shall not have the right to convert or exercise any portion of a note or a warrant, to the extent that after giving effect to the issuance of common stock upon such conversion or exercise, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion or exercise. This limitation may be waived, up to a maximum of 9.99%, by a holder upon not less than sixty-one (61) days’ prior notice to the Company. As of March 31, 2026 and December 31, 2025, the outstanding principal balance of these notes is $160,000 and $0, respectively, they have accrued interest of $4,283 and $0, respectively, and they have unamortized debt discounts of $154,562. See also Note 11. Capital Stock and Note 12. Warrants.

In March 2026, the Company entered into securities purchase agreements with two additional accredited investors, pursuant to which the Company issued to such investors convertible promissory notes in the principal amount of $230,000 each, or $460,000 in the aggregate, with an aggregate $46,000 original issuance discount, $14,000 in associated legal fees and $24,000 in brokers fees for total net cash proceeds of $376,000. These convertible promissory notes accrue interest at a rate of six percent (6%) and ten percent (10%) per annum and mature as of March 26, 2027 and March 30, 2027. Interest is payable in shares of the Company’s common stock. The notes may be converted at any time after the six-month anniversary at a variable conversion price equal to 70% of the lowest trading price of the Company’s common stock over the twelve trading days prior to the conversion date. The notes contain multiple contingent features that may further adjust the conversion price, including adjustments triggered by events of default, DTC trading restrictions, and other operational or credit-related events. The notes also include redemption premiums ranging from 110% to 140% of principal if prepaid within specified timeframes. The notes contain ownership limitations, which provide that the Company shall not effect any conversion, and a holder shall not have the right to convert, to the extent that after giving effect to the issuance of common stock upon such conversion or exercise, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion. This limitation may be waived, up to a maximum of 9.99%, by a holder upon not less than sixty (60) days’ prior notice to the Company. In accordance with ASC 815, the embedded conversion options and related contingent features were bifurcated and accounted for as derivative liabilities (See Note 10. Derivative Liabilities). A Monte Carlo valuation was obtained from valuation specialists to fair value the derivative liabilities (See Note 7. Fair Value Measurement). The derivative liabilities were recorded first, and the host debt instruments were recorded at the residual amounts after allocating proceeds to the derivative liabilities based on the relative fair values. Issuance costs allocated to the host debt were recorded as debt discounts and are being amortized to interest expense over the life of the notes. The derivative liabilities will be remeasured at fair value each reporting period with changes in fair value recognized in other income (expense) in the consolidated statement of operations. As of March 31, 2026, the outstanding principal balance of these notes is $460,000, they have accrued interest of $256 and unamortized debt discounts of $341,774.

Also in March 2026, the Company entered into a securities purchase agreement with an additional accredited investor, pursuant to which the Company issued to such investor a convertible promissory note in the principal amount of $225,000 with a $20,500 original issuance discount, $3,500 in associated legal fees, $1,500 in due diligence costs and $11,900 in brokers fees for total net cash proceeds of $187,600. This convertible promissory note carries a one-time interest charge of $22,500 (rate of ten percent (10%)) which is guaranteed at issuance. The $22,500 guaranteed interest payment was recorded as a separate liability with the offset being recorded to the debt discount and is grouped with accrued interest on the Company’s condensed consolidated balance sheet. This note matures on March 31, 2027, and includes scheduled amortization payments beginning on September 30, 2026 with the remaining balance due at maturity. Each amortization payment is applied first to accrued interest, with the remainder reducing principal. Upon an event of default, the note becomes immediately due and payable at 150% of the outstanding principal plus accrued interest. The note may be converted at any time following the earlier of (i) the date that the Company fails to make an amortization payment, (ii) the date that is 180 days after the issuance date or (iii) the date that any of the shares of common stock issuable upon conversion of the note are registered for resale pursuant to a registration statement filed by the Company at a variable conversion price equal to 75% of the lowest closing bid price of the Company’s common stock over the ten trading days prior to the conversion date. The note contains multiple contingent features that may further adjust the conversion price, including full-ratchet anti-dilution adjustments and adjustments if the conversion price is less than the par value of the common stock. The notes contain ownership limitations, which provide that the Company shall not effect any conversion, and a holder shall not have the right to convert, to the extent that after giving effect to the issuance of common stock upon such conversion or exercise, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion. This limitation may be waived, up to a maximum of 9.99%, by a holder upon not less than sixty-one (61) days’ prior notice to the Company. In accordance with ASC 815, the embedded conversion option and related contingent features were bifurcated and accounted for as a derivative liability (See Note 10. Derivative Liabilities). A Monte Carlo valuation was obtained from valuation specialists to fair value the derivative liability (See Note 7. Fair Value Measurement). The derivative liability was recorded first, and the host debt instrument was recorded at the residual amount after allocating proceeds to the derivative liability based on the relative fair values. The derivative liability will be remeasured at fair value each reporting period with changes in fair value recognized in other income (expense) in the consolidated statement of operations. As of March 31, 2026, the outstanding principal balance of this note is $225,000 and the note has unamortized debt discounts of $193,187.

10.	DERIVATIVE LIABILITIES

Several of the Company’s convertible notes contain embedded features that require bifurcation of the conversion option and derivative liability accounting under ASC 815 (see also Note 9. Convertible Notes Payable). These features include:

Variable price conversion features:

•	Variable conversion pricing based on a discount to the lowest trading price over a look-back period.

•	Six-month conversion price reset wherein the conversion price automatically resets to the lower of the fixed price or the Company’s common stock closing bid price on each reset date.

•	DTC chill reset where the conversion discount increases and default reset where the conversion discount increases further.

•	Interest payable in shares at a floating conversion price.

•	Down-round protection wherein the conversion price adjusts downward to match any future issuance below the current conversion price.

Variable settlement features:

•	Make-whole conversion feature where a make-whole amount equal to interest that would have accrued through maturity is added to the conversion amount which increases the number of shares issued upon conversion.

•	Variable interest-in-shares feature in which interest is payable in shares at a deemed rate and the number of shares varies based on the conversion price in effect at that time.

•	Interest payable in shares at a floating conversion price.

•	Variable conversion pricing based on a discount to the lowest trading price over a look-back period.

Contingent conversion features:

•	Change-in-control conversion feature where the conversion price becomes the lower of the then-current conversion price or a 25% discount to the acquisition price.

•	Delinquency reset where the conversion price is reduced during the delinquency period.

•	Default conversion feature where upon default, the holder may immediately convert the entire outstanding balance with the conversion price still subject to all the variable-price mechanics.

•	Change-of-control (Sale Event) redemption or conversion alternatives.

•	Successor-security conversion rights.

•	Holder early-exercise rights.

Because these features are not considered indexed to the Company’s own stock and could require net-cash settlement, the embedded conversion options do not qualify for equity classification under ASC 815-40 and were bifurcated from the host debt instruments and recorded as derivative liabilities at fair value on the issuance date. The derivative liability is remeasured at fair value each reporting period, with changes recognized in earnings. Issuance costs, including original issue discounts, legal fees, and broker commissions, were allocated between the derivative liabilities and the host debt based on relative fair values. The portion allocated to the derivative liabilities reduced their initial carrying amount. Additional information regarding valuation techniques and fair value hierarchy classification is included in Note 7. Fair Value Measurements.

11.	CAPITAL STOCK

The Company is authorized to issue 350,000,000 shares of capital stock, consisting of 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Preferred Stock

The Company has designated multiple series of preferred stock, including 2 shares of series A preferred stock, 3,000,000 shares of series B preferred stock, 500 shares of series C preferred stock, 1,000,000 shares of series E preferred stock, 50,000 shares of series F-1 preferred stock, 15,000,000 shares of series I preferred stock, 400,000 shares of series L preferred stock, 3,000,000 shares of series N senior convertible preferred stock, 5,000,000 shares of series X senior convertible preferred stock and 1,500,000 shares of series Y senior convertible preferred stock.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2025 contains a description of the rights and preferences of each series of preferred stock.

Redeemable Preferred Stock

The Company recognizes the series X senior convertible preferred stock as mezzanine equity in accordance with ASC 480, “Distinguishing Liabilities from Equity”.

On January 29, 2026, the Company filed a certificate of amendment to the certificate of designation for its series N senior convertible preferred stock with the Nevada Secretary of State’s Office to amend the certificate of designation to remove the redemption provisions, which previously provided for an optional redemption by the Company and a mandatory redemption at the option of the holder in certain circumstances. As a result of this modification, the preferred stock no longer meets the criteria for classification outside of permanent equity. The $3,802,010 carrying value was reclassified from mezzanine equity to permanent equity on the Company’s condensed consolidated balance sheet as of March 31, 2026, prospectively.

Series X Senior Convertible Preferred Stock

As of March 31, 2026 and December 31, 2025, there were 449,117 and 438,388 shares of series X senior convertible preferred stock issued and outstanding, respectively. For the three months ended March 31, 2026, cumulative dividends earned on the series X senior convertible preferred stock were $42,916. The cumulative accrued dividends for the three months ended March 31, 2026 were paid by the Company via the issuance of 10,729 shares of series X senior convertible preferred stock.

Non-redeemable Preferred Stock

Series A Preferred Stock

As of March 31, 2026 and December 31, 2025, there were 2 shares of series A preferred stock issued and outstanding.

Series B Preferred Stock

As of March 31, 2026 and December 31, 2025, there were no shares of series B preferred stock issued and outstanding. During the year ended December 31, 2025, all outstanding shares of series B preferred stock were converted into common stock.

Series C Preferred Stock

As of March 31, 2026 and December 31, 2025, there were no shares of series C preferred stock issued and outstanding. During the year ended December 31, 2025, all outstanding shares of series C preferred stock were converted into common stock.

Series E Preferred Stock

As of March 31, 2026 and December 31, 2025, there were no shares of series E preferred stock issued and outstanding, respectively. During the year ended December 31, 2025, all outstanding shares of series E preferred stock were converted into common stock.

Series F-1 Preferred Stock

As of March 31, 2026 and December 31, 2025, there were 3,875 shares of series F-1 preferred stock issued and outstanding.

Series I Preferred Stock

As of March 31, 2026 and December 31, 2025, there were no shares of series I preferred stock issued and outstanding. During the year ended December 31, 2025, all outstanding shares of series I preferred stock were converted into common stock.

Series L Preferred Stock

As of March 31, 2026 and December 31, 2025, there were 319,493 shares of series L preferred stock issued and outstanding.

Series N Senior Convertible Preferred Stock

As of March 31, 2026 and December 31, 2025, there were 1,068,004 and 1,037,311 shares of series N senior convertible preferred stock issued and outstanding, respectively. For the three months ended March 31, 2026, cumulative dividends earned on the series N senior convertible preferred stock were $122,772. The cumulative accrued dividends for the three months ended March 31, 2026 were paid by the Company via the issuance of 30,693 shares of series N senior convertible preferred stock.

Series Y Senior Convertible Preferred Stock

As of March 31, 2026 and December 31, 2025, there were 1,094,354 and 1,067,878 shares of series Y senior convertible preferred stock issued and outstanding, respectively. For the three months ended March 31, 2026, cumulative dividends earned on the series Y senior convertible preferred stock were $106,772. The cumulative accrued dividends for the three months ended March 31, 2026 were paid by the Company via the issuance of 26,476 shares of series Y senior convertible preferred stock. At March 31, 2026, the total dividends payable was $35,979.

Preferred Stock Transactions

During the three months ended March 31, 2026, the Company executed the following transactions:

•	An aggregate of 26,476 shares of series Y senior convertible preferred stock were issued with an aggregate value of $105,902.

•	An aggregate of 30,693 shares of series N senior convertible preferred stock were issued with an aggregate value of $122,772.

•	An aggregate of 10,729 shares of series X senior convertible preferred stock were issued with an aggregate value of $42,916.

During the three months ended March 31, 2025, the Company executed the following transactions:

•	An aggregate of 12,400 shares of series B preferred stock were converted into an aggregate of 8,268 shares of common stock.

•	An aggregate of 2,500 shares of series I preferred stock were converted into an aggregate of 1,667 shares of common stock.

•	An aggregate of 11,775 shares of series Y senior convertible preferred stock were issued with an aggregate value of $47,100.

•	An aggregate of 27,271 shares of series N senior convertible preferred stock were issued with an aggregate value of $109,081.

•	An aggregate of 9,720 shares of series X senior convertible preferred stock were issued with an aggregate value of $38,880.

Common Stock

During the three months ended March 31, 2026, in addition to the conversions of preferred stock noted above, the Company issued common stock as part of the following transactions:

•	On January 6, 2026, the Company issued an aggregate of 16,667 shares of common stock in connection with a financing transaction that also included the issuance of convertible promissory notes and warrants. As the shares of common stock were freestanding equity instruments issued as part of a single financing unit, the fair value recognized by the Company was measured at its grant date fair value based on the closing market price as of January 6, 2026 of $5.10 per share and then allocated along with the fair values of the promissory note and the warrants to each instrument in the financing units. The allocated fair value of the shares was then recorded to additional paid-in-capital with a corresponding debt discount recognized in connection with the related promissory note. See also Note 9. Convertible Notes Payable and Note 12. Warrants.

•	On January 13, 2026, in accordance with an agreement effective November 24, 2025, which included a provision that entitles a consultant service provider to receive additional common shares in the event of a reverse stock split, the Company issued 200,000 shares of common stock to the provider subsequent to the reverse stock split which was effected by the Company on January 12, 2026. The Company recognized the fair value for the issuance of the 200,000 shares at the November 24, 2025 grant-date fair value of $2.55 per share, and recorded selling, general and administrative expense of $357,000 in the consolidated statement of operations.

•	On January 13, 2026, the Company issued 62,500 shares of common stock to an employee for services in settlement of a bonus payable totaling $228,000, of which 31,250 shares vested on the date of grant and 15,625 shares will vest on each of January 2, 2027 and January 2, 2028.

•	On January 14, 2026, the Company issued 13,761 shares of common stock to a legal service provider. The Company recognized the fair value for the issuance of the 13,761 shares of $60,000 per the service agreement, and recorded selling, general and administrative expense in the consolidated statement of operations.

•	On January 16, 2026, the Company issued an aggregate of 20,000 shares of common stock in connection with a financing transaction that also included the issuance of convertible promissory notes and warrants. As the shares of common stock were freestanding equity instruments issued as part of a single financing unit, the fair value recognized by the Company was measured at its grant date fair value based on the closing market price as of January 20, 2026 (date funds received by the Company) of $4.00 per share and then allocated along with the fair values of the promissory note and the warrants to each instrument in the financing unit. The allocated fair value of the shares was then recorded to additional paid-in-capital with a corresponding debt discount recognized in connection with the related promissory note. See also Note 9. Convertible Notes Payable and Note 12. Warrants.

•	On January 31, 2026, the Company cancelled 6,667 shares of common stock following the forfeiture of the underlying award. The cancelled shares were returned to the status of authorized and unissued common stock and the $29,667 value of the award was removed from unearned compensation. Stock Compensation expense had not yet been recorded for this award at the time of cancellation.

•	On February 3, 2026, the Company issued 556,528 shares of common stock pursuant to a conversion agreement with Alex Cunningham, the Company’s Chief Executive Officer, for which deferred compensation in the amount of $2,365,242 owed to Mr. Cunningham was cancelled. The number of shares issued was determined based on the closing market price of the Company’s common stock of $4.25 on January 28, 2026. Because the underlying compensation was fully earned and the fair value of equity issued equals the amount accrued, the settlement was accounted for as an equity issuance with no impact on the Company’s consolidated statements of operations. The Company recorded a reduction to accrued compensation and a corresponding increase to stockholders’ equity upon issuance of the shares. See also Note 6. Related Party Transactions.

•	On February 28, 2026, the Company cancelled 5,000 shares of common stock following the forfeiture of the underlying award. The cancelled shares were returned to the status of authorized and unissued common stock and the $22,250 value of the award was removed from unearned compensation. In accordance with ASC 718, previously recorded stock compensation expense of $1,854 was removed from the consolidated statement of operations at the time of cancellation.

•	On March 6, 2026, the Company issued 588,249 shares of common stock pursuant to a conversion agreement with Daniel Thompson, the Company’s former Chairman of the Board, for which deferred compensation in the amount of $2,352,994 owed to Mr. Thompson was cancelled. The number of shares issued was determined based on the closing market price of the Company’s common stock of $4.00 on March 4, 2026. Because the underlying compensation was fully earned and the fair value of equity issued equals the amount accrued, the settlement was accounted for as an equity issuance with no impact on the Company’s consolidated statements of operations. The Company recorded a reduction to accrued compensation and a corresponding increase to stockholders’ equity upon issuance of the shares. See also Note 6. Related Party Transactions.

•	On March 19, 2026, the Company issued 19,614 shares of common stock to an investor relations service provider. The Company recognized the fair value for the issuance of the 19,614 shares of $30,000 per the service agreement in settlement of stock compensation payable.

During the three months ended March 31, 2025, there were no additional issuances of common stock except from the conversions of preferred stock noted above.

Share-based compensation

On January 31, 2024, the Company’s board of directors and stockholders adopted the Cardiff Lexington Corporation 2024 Equity Incentive Plan (the “Plan”). Awards that may be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, and performance compensation awards. In accordance with the annual evergreen provision of the Plan, the number of shares available for issuance increased on January 1, 2026 to 1,606,718.

Share-based compensation expense is attributable to restricted common stock awards, stock option awards and preferred stock granted to non-employee independent directors, employees and service providers for services rendered. The Company recognizes expense using a straight-line amortization method as reflected in general and administrative expense in the consolidated statement of operations. Share-based compensation expense for the three months ended March 31, 2026 and 2025, was $664,196 and $0, respectively. This expense includes share-based compensation expense related to the issuance of shares to various service providers of $432,000 for which services were rendered and fully earned as well as to various employees for restricted stock and options grants.

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

Non-Vested Common Stock

Share-based compensation expense of $116,383 and $0 was recorded in the consolidated statement of operations for the three months ended March 31, 2026 and 2025, respectively. On January 13, 2026, the Company issued a restricted stock award for 62,500 shares of common stock. Total unrecognized compensation cost related to unvested awards was $331,938 and $0 as of March 31, 2026 and 2025, respectively, which is expected to be recognized over a weighted-average period of 0.67 of a year.

Stock Options

On December 11, 2025, the Company granted stock options to purchase 90,002 shares of its common stock to certain employees and directors under the Plan. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. During the three months ended March 31, 2026, the Company recognized $115,813 in share-based compensation expense related to these options. Total unrecognized compensation cost at March 31, 2026 is $231,626 and the weighted-average remaining amortization period is 0.50 of a year.

12.	WARRANTS

During the fourth quarter of 2025, the Company issued a three-year warrant to purchase 100,000 shares of common stock at $3.00 per share with an investor relations firm as part of a service agreement which provides that the warrant is subject to vesting 30 days prior to the date that the Company’s common stock is listed on a national securities exchange. As of March 31, 2026, the listing had not occurred and was not considered probable yet based on the status of the Company’s application and the remaining substantive listing requirements. Accordingly, no fair value has been calculated and no liability or equity instrument has been recognized related to the warrant as of March 31, 2026. If the listing occurs in a future period, the Company will recognize the warrant at its fair value on the date the listing becomes probable or is satisfied with the corresponding impact recorded in equity. See also Note 11. Capital Stock.

In December 2025, the Company entered into a financing arrangement pursuant to which it issued a twelve-month convertible promissory note with a principal amount of $50,000, together with a warrant to purchase 16,667 shares of common stock at $9.00 per share and 1,667 shares of common stock. The Company concluded that the note, warrant and common shares represent freestanding financial instruments issued as a single financing unit and, accordingly, allocated the total transaction proceeds to each instrument based on their relative fair values. The $1.72 per share fair value of the warrant was estimated using a Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrant and common shares was recorded as a debt discount and is being amortized to interest expense over the contractual term of the note. See also Note 9. Convertible Notes Payable and Note 11. Capital Stock.

In December 2025, the Company entered into a financing arrangement pursuant to which it issued a twelve-month convertible promissory note with a principal amount of $150,000, together with a warrant to purchase 50,000 shares of common stock at $9.00 per share and 5,000 shares of common stock. The Company concluded that the note, warrant and common shares represent freestanding financial instruments issued as a single financing unit and, accordingly, allocated the total transaction proceeds to each instrument based on their relative fair values. The $1.76 per share fair value of the warrant was estimated using a Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrant and common shares was recorded as a debt discount and is being amortized to interest expense over the contractual term of the note. See also Note 9. Convertible Notes Payable and Note 11. Capital Stock.

Also, during December 2025, the Company issued a three-year warrant to purchase 33,334 shares of common stock at $9.00 per share with an investor relations firm in connection with a financing transaction that also included the issuance of a convertible promissory note and restricted common shares. Upon funding of the convertible promissory note in January 2026, the note, warrant and common shares issued were accounted for as a single financing unit and, accordingly, the total transaction proceeds were allocated to each instrument based on their relative fair values. The $5.00 per share fair value of the warrant was estimated using a Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrant and common shares was recorded as a debt discount and is being amortized to interest expense over the contractual term of the note. See also Note 9. Convertible Notes Payable and Note 11. Capital Stock.

On January 14, 2026, the Company issued a three-year warrant to purchase 40,000 shares of common stock at $9.00 per share with an accredited investor in connection with a financing transaction that also included the issuance of a convertible promissory note and restricted common shares. Upon funding the convertible promissory note on January 20, 2026, the note, warrant and common shares issued were accounted for as a single financing unit and, accordingly, the total transaction proceeds were allocated to each instrument based on their relative fair values. The $3.91 per share fair value of the warrant was estimated using a Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrant and common shares was recorded as debt discount and is being amortized to interest expense over the contractual term of the note. See also Note 9. Convertible Notes Payable and Note 11. Capital Stock.

The table below sets forth warrant activity during the three months ended March 31, 2026 and 2025:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2026	201,048	$24.05
Granted	40,000	9.00
Exercised	–	–
Expired	–	–
Balance at March 31, 2026	241,048	21.55
Warrants Exercisable at March 31, 2026	141,048	$34.70

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2025	1,050	$3,538.93
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at March 31, 2025	1,050	3,538.93
Warrants Exercisable at March 31, 2025	1,050	$3,538.93

13.	GOODWILL

The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the three months ended March 31, 2026 and 2025, the Company determined there were no triggering events which may suggest impairment indicators were present.

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

The Company leases eleven medical facilities and one vehicle as operating leases as of March 31, 2026. The Company recorded operating lease expenses of $96,500 and $119,071 for the three months ended March 31, 2026 and 2025, respectively.

The Company has operating leases with future commitments as follows:

Amount
April 2026 – March 2027	$150,280
April 2027 – March 2028	17,612
Total Future Undiscounted Lease Payments	167,892
Less imputed interest	6,589
Total lease obligations	$161,303

The following table summarizes supplemental information about the Company’s leases:

Weighted-average remaining lease term	1.06 years
Weighted-average discount rate	7.36%

Employees

In connection with separate employment agreements and related addendums with Alex Cunningham, the Company’s Chairman, President and Chief Executive Officer, and Daniel Thompson, the Company’s former Chairman, from time to time the Company accrued each of their respective compensation elements at their election rather than pay them in cash to Accrued expenses - related parties in the Company’s consolidated balance sheet. The total outstanding accrued compensation as of March 31, 2026 and December 31, 2025 for Alex Cunningham was $121,688 and $2,163,000, respectively, and for Daniel Thompson was $58,333 and $2,237,167, respectively, all of which is included in Accrued expenses – related parties in the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. The total interest accrued as of March 31, 2026 was $1,500 for Alex Cunningham and $184 for Daniel Thompson. See also Note 6. Related Parties and Note 8. Notes and Loans Payable.

15.	LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. Please refer to Note 18. Subsequent Events, for further detail.

16.	INCOME TAXES

At March 31, 2026, the Company had federal and state net operating loss carry forwards of approximately $24.4 million that expire in various years through the year 2041. Due to current period losses and carryforwards of past net operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2026 and 2025.

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

17.	SEGMENT REPORTING

As of March 31, 2026, the Company had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

	March 31, 2026	December 31, 2025
Asset:
Healthcare	$28,462,156	$27,349,522
Real Estate	538,369	540,522
Corporate, administration and other	1,290,183	1,196,901
Consolidated assets	$30,290,708	$29,086,945

	Three Months Ended March 31,
	2026	2025
Revenues:
Healthcare	$2,222,280	$2,915,567
Real Estate	–	–
Consolidated revenues	$2,222,280	$2,915,567

Cost of sales:
Healthcare	$904,225	$1,075,034
Real Estate	–	–
Consolidated cost of sales	$904,225	$1,075,034

Operating Expenses:
Healthcare
Depreciation expense	$593	$3,365
Loss on disposal of fixed assets	–	12,593
Selling, general and administrative	201,447	370,236
Total Healthcare	202,040	386,194
Real Estate	2,153	10,768
Corporate, administration and other expenses (a)	1,625,021	899,637
Consolidated operating expenses	$1,829,214	$1,296,599

(Loss) Income from operations from subsidiaries:
Healthcare	$1,116,015	$1,454,339
Real Estate	(2,153)	(10,768)
Income from operations from subsidiaries	1,113,862	1,443,571
Loss from operations from Cardiff Lexington	(1,625,021)	(899,637)
Total (loss) income from operations	$(511,159)	$543,934

(Loss) Income before taxes
Healthcare	$1,116,015	$1,452,742
Real Estate	(2,153)	(10,768)
Corporate, administration and other non-operating expenses (b)	(4,205,936)	(1,892,751)
Consolidated loss from continuing operations	$(3,092,074)	$(450,777)

(a)	Corporate, administration and other operating expenses includes payroll, management fees, stock compensation, legal fees, accounting fees and public company/investor relations fees.

(b)	Corporate, administration and other non-operating expenses includes corporate selling, general and administrative expenses such as noted above as well as interest, amortization of notes payable discount and gain on settlement of debt.

18.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to March 31, 2026 to the date these consolidated financial statements were available to be issued and determined the following subsequent event and transaction required disclosure in these consolidated financial statements.

Convertible Promissory Note

On April 8, 2026, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued to such investor a convertible promissory note in the principal amount of $268,889 with a $26,889 original issuance discount, $5,000 in associated legal fees and $7,000 for due diligence costs, for total proceeds of $230,000. This convertible promissory note carries a one-time interest charge of $32,267 (rate of twelve percent (12%)) which is guaranteed at issuance. This note matures on April 8, 2027. The note may be converted at any time after issuance at a variable conversion price equal to 60% of the lowest trading price of the Company’s common stock the ten trading days prior to the conversion date. The note also contains an ownership limitation, which provides that the Company shall not effect any conversion, and a holder shall not have the right to convert, to the extent that after giving effect to the issuance of common stock upon such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion. In accordance with ASC 815, the Company will analyze the terms of the note to determine if there are any clauses that would require bifurcation of an embedded conversion option derivative. If deemed necessary, a Monte Carlo valuation will be obtained from valuation specialists to fair value the derivative liability.

Additional Stock Issuances

On April 1, 2026, the Company issued an aggregate of 4,175 shares of common stock in payment of accrued interest on convertible promissory notes outstanding as of March 31, 2026.

Also on April 1, 2026, the Company issued an aggregate of 15,000 shares of common stock for the annual Director’s share grant award. The award will vest in equal parts over the course of four (4) quarters (i.e., January 1, April 1, July 1 and October 1) commencing on July 1, 2026.

On April 17, 2026, in accordance with an extension of an agreement effective November 24, 2025, the Company issued 100,000 shares of common stock to the consulting service provider for services to be rendered.

Legal Proceeding

On May 1, 2026, Daniel R. Thompson, the Company’s former Chairman of the Board and a significant stockholder, commenced a lawsuit against the Company by filing a complaint against it in the Eighth Judicial District Court, Clark County, Nevada. In the complaint, Mr. Thompson alleges that he entered into an employment agreement and addendum thereto with the Company. He alleges that the Company failed to provide him with restricted preferred stock and separation compensation allegedly owed to him under those agreements, and he alleges that the Company has improperly continued to defer payment of accrued salary and other compensation he claims to be owed. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Mr. Thompson alleges damages in an unspecified amount in excess of $15,000 under each of those claims. Mr. Thompson also seeks declaratory relief regarding compensation that he claims to be owed and regarding the validity of a conversion agreement between him and the Company.  Pursuant to the conversion agreement, Mr. Thompson agreed to cancel $2,352,994 in deferred compensation owed to him in exchange for receiving 588,249 shares of common stock from the Company.  Mr. Thompson contends in the complaint that he revoked the conversion agreement or that it is otherwise unenforceable and, in the alternative, seeks its reformation to provide that it was contingent on the successful uplisting of the Company’s stock to the Nasdaq Stock Market. The complaint also asserts a claim for accounting, seeking inspection of the Company’s books, records, and accounts. The complaint also seeks an award of attorneys’ fees and costs. The Company intends to vigorously defend against Mr. Thompson's claims. Although the Company believes it has meritorious defenses to those claims, the Company is unable to reasonably estimate the potential loss or range of loss, if any, that may result from this matter because the case is in its preliminary stages and the outcome of litigation is inherently uncertain. It is possible that an adverse outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, and prospects. As of March 31, 2026, the Company had accrued for all earned and undisputed obligations due to Mr. Thompson within its consolidated balance sheets.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, or the Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

All current revenue is derived from Nova Ortho and Spine, LLC, or Nova,, which was acquired on May 31, 2021. It operates a group of regional primary specialty and ancillary care facilities across Florida and Georgia that provide traumatic injury victims with primary care evaluations, interventional pain management, and specialty consultation services, including emergency medical condition assessments. We currently primarily focus on plaintiff-related care and provide healthcare to uninsured patients. Our patients have typically been in an accident and have filed a lawsuit as a plaintiff against the defendant who is allegedly responsible for the accident as the result of negligence or another tort. We provide a full range of diagnostic and surgical services for injuries and disorders of the skeletal system and associated bones, joints, tendons, muscles, ligaments, and nerves. From sports injuries, to sprains, strains, and fractures, our doctors are dedicated to helping patients return to active lifestyles.

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

Recent Developments

Convertible Promissory Note

On April 8, 2026, we entered into a securities purchase agreement with an accredited investor, pursuant to which we issued to such investor a convertible promissory note in the principal amount of $268,889 with a $26,889 original issuance discount, $5,000 in associated legal fees and $7,000 for due diligence costs, for total proceeds of $230,000. This convertible promissory note carries a one-time interest charge of $32,267 (rate of twelve percent (12%)) which is guaranteed at issuance. This note matures on April 8, 2027. The note may be converted at any time after issuance at a variable conversion price equal to 60% of the lowest trading price of our common stock over the ten trading days prior to the conversion date. The note also contains an ownership limitation, which provide that we shall not effect any conversion, and a holder shall not have the right to convert, to the extent that after giving effect to the issuance of common stock upon such conversion such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion.

Segments

As of March 31, 2026, we had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended March 31, 2026 and 2025, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31,
	2026			2025
	Amount	% of Revenue		Amount	% of Revenue
Total revenue	$2,222,280	100.00%		$2,915,567	100.00%
Total cost of sales	904,225	40.69%		1,075,034	36.87%
Gross profit	1,318,055	59.31%		1,840,533	63.13%
Operating expenses
Depreciation expense	593	0.03%		3,365	0.12%
Loss on disposal of fixed assets	–	–		12,593	0.43%
Share based compensation	664,196	29.89%		–	–
Selling, general and administrative	1,164,425	52.40%		1,280,641	43.92%
Total operating expenses	1,829,214	82.31%		1,296,599	44.47%
(Loss) income from operations	(511,159)	(23.00%	)	543,934	18.66%
Other (expense) income
Other income (expense)	10,081	0.45%		(1,597)	(0.05%	)
Derivative liability loss on issuance and changes in fair value	(668,821)	(30.10%	)	–	–
Interest expense	(1,910,737)	(85.98%	)	(993,114)	(34.06%	)
Amortization of debt discounts	(11,438)	(0.51%	)	–	–
Total other expense	(2,580,915)	(116.14%	)	(994,711)	(34.12%	)
Net loss	$(3,092,074)	(139.14%	)	$(450,777)	(15.46%	)

Revenue. For the three months ended March 31, 2026 and 2025 all our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue decreased by $693,287, or 23.78%, to $2,222,280 for the three months ended March 31, 2026 from $2,915,567 for the three months ended March 31, 2025. The decrease in revenue is mainly attributable to a decrease in surgical procedures services in the first quarter of 2026 from the first quarter of 2025 and due to the decrease in the realization rate to 41% in the first quarter of 2026 from 44% the first quarter of 2025.

Cost of sales. Our cost of sales consists of surgical center and laboratory fees, physician and professional fees, salaries and wages and medical supplies. Our total cost of sales decreased by $170,809, or 15.89%, to $904,225 for the three months ended March 31, 2026 from $1,075,034 for the three months ended March 31, 2025. As a percentage of revenue, cost of sales increased from 36.87% for the three months ended March 31, 2025 to 40.69% for the three months ended March 31, 2026. The increase is attributable to a decrease in revenue as noted above, a decrease in personnel related expenses and a decrease in laboratory fees.

Gross profit. As a result of the foregoing, our total gross profit decreased by $522,478, or 28.39%, to $1,318,055 for the three months ended March 31, 2026 from $1,840,533 for the three months ended March 31, 2025. Our total gross margin (as a percentage of revenue) decreased from 63.13% for the three months ended March 31, 2025 to 59.31% for the three months ended March 31, 2026.

Depreciation expense. Our depreciation expense was $593, or 0.03% of revenue, for the three months ended March 31, 2026, as compared to $3,365, or 0.12% of revenue, for the three months ended March 31, 2025.

Loss on disposal of fixed assets. For the three months ended March 31, 2025, we recognized a loss on disposal of fixed assets of $12,593, which resulted from the identification of certain medical equipment that was no longer functional in our medical facilities.

Share based compensation expense. Share based compensation expense was $664,196 and $0 for the three months March 31, 2026 and 2025, respectively. Share based compensation expense in 2026 consisted of expense related to the issuance of common stock to our board of directors, officers and employees, our investor relations firm and other consultants for services provided.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries and bonuses plus related payroll taxes, advertising expenses, professional advisor fees, credit losses, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses decreased by $116,216, or 9.07%, to $1,164,425 for the three months ended March 31, 2026 from $1,280,641 for the three months ended March 31, 2025. As a percentage of revenue, our selling, general and administrative expenses were 52.40% and 43.92% for the three months ended March 31, 2026 and 2025, respectively. The decrease in selling, general and administrative expenses was primarily attributable to lower billing costs, rent expense and travel expenses. Additional there were no credit losses recorded for the three months ended March 31, 2026. These decreases were partially offset by an increase in professional fees.

Total other (expense) income. We had $2,580,915 in total other expense, net, for the three months ended March 31, 2026, as compared to $994,711 in total other expense, net, for the three months ended March 31, 2025. Total other expense, net, for the three months ended March 31, 2026 consisted of interest expense of $1,910,737, a $668,821 loss from issuance or change in fair value of the derivative liability, and amortization of debt discounts of $11,438. These expenses were offset slightly by other income of $10,081 from the return of funds related to a fraudulent bank transaction. Other expense, net, for the three months ended March 31, 2025 consisted of interest expense of $993,114 and other expense of $1,597. The increase in interest expense is primarily attributable to the increase in initial and incremental fees charged on the number of existing purchases and claims under the line of credit described below. We recorded a loss on issuance of derivative liability of $1,192,640 related to the bifurcation of conversion options in several convertible notes issued during the first quarter of 2026. This was offset by a $523,819 gain on the revaluation of the derivative liability as of March 31, 2026 for the change in fair value of the derivative liability. The derivative liability is remeasured at fair value each reporting period using a Monte Carlo simulation model. Changes in assumptions, as well as changes in our stock price during the period, resulted in a decrease in the estimated fair value of the derivative liability and the corresponding loss.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $3,092,074 for the three months ended March 31, 2026, as compared to $450,777 for the three months ended March 31, 2025, an increase in loss of $2,641,297, or 585.94%.

Liquidity and Capital Resources

As of March 31, 2026, we had $683,507 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025 (Restated)
Net cash used in operating activities	$(16,730)	$(491,420)
Net cash provided by financing activities	381,702	299,993
Net change in cash	364,972	(191,427)
Cash at beginning of period	318,535	1,188,185
Cash at end of period	$683,507	$996,758

Our net cash used in operating activities from continuing operations was $16,730 for the three months ended March 31, 2026, as compared to $491,420 for the three months ended March 31, 2025. The primary drivers of our net cash used in operating activities for the three months ended March 31, 2026 are our net loss of $3,092,074 and an increase of $819,945 in accounts receivable, offset by an increase of $1,955,970 in interest expense from the line of credit, the loss on issuance or change in value of the derivative liability of $668,821, stock compensation expense or shares issued for services rendered of $664,196, and increase of $224,261 in accounts payable and other accrued expenses, and an increase in accrued related parties compensation expense of $410,629. For the three months ended March 31, 2025, the primary drivers of our net cash used in operating activities was our net loss of $450,777 and an increase of $1,680,291 in accounts receivable, offset by increases of $1,137,308 in interest expense from the line of credit, $230,608 in accounts payable and other accrued expenses and $101,773 in accrued interest.

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

We periodically evaluate our estimated settlement realization rate at which revenue is recorded in accordance with ASC 606. This includes a monthly review of historical data and settlement realization rates, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and third-party medical billing company in order to determine the variable consideration under ASC 606 and the net transaction price. For the three months ended March 31, 2026 and 2025, we realized a 41% and 44% average settlement rate of its gross billed charges, respectively.

We had no investing activities for the three months ended March 31, 2026 and 2025.

Our net cash provided by financing activities was $381,702 for the three months ended March 31, 2026, as compared to $299,993 for the three months ended March 31, 2025. Net cash provided by financing activities for the three months ended March 31, 2026 consisted of proceeds from the issuance of convertible notes totaling $845,000, offset by net payments on the line of credit of $243,705, payments of debt issuance costs of $142,400, payment of note payable of $75,000 and repayments of the Small Business Administration loan described below of $2,193. Net cash provided by financing activities for the three months ended March 31, 2025 consisted of proceeds from line of credit of $427,186, offset by the payment of note payable of $75,000, payment of preferred stock dividends of $50,000 and repayments of the Small Business Administration loan described below of $2,193.

Convertible Notes

As of March 31, 2026, we had convertible debt outstanding, at carrying value, of $279,772. During the three months ended March 31, 2026, we received $702,600 in net proceeds from convertible notes and no interest was repaid. Debt discounts associated with the convertible debt at March 31, 2026 were $815,228. Please see Note 9 to the accompanying unaudited condensed consolidated financial statements for a description of the terms of our convertible debt.

Promissory Note – Settlement Agreement

In June 2024, we issued a settlement promissory note in the amount of $535,000 in connection with the cancellation of certain preferred stock and convertible notes. The note does not bear interest and requires fixed principal payments based on the timing and amount of capital raised in future offerings. During the three months ended March 31, 2026, we paid $75,000 toward the outstanding principal balance. At March 31, 2026 and December 31, 2025, the remaining principal balance was $35,000 and $110,000, respectively.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at March 31, 2026 and the accrued interest was $10,513. We assigned all our receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration Loans

On June 2, 2020, we obtained a loan from the Small Business Administration of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at March 31, 2026 was $142,690 and $0, respectively.

Line of Credit

We maintain a revolving purchase and security agreement with DML HC Series, LLC, or DML, which is accounted for as a secured borrowing. Under the facility, eligible accounts receivable are pledged as collateral, and advances of up to 70% of eligible receivables may be requested, subject to a maximum advance amount of $23,000,000. The related accounts receivable remain recorded as assets on our balance sheet, and the amounts drawn are recorded as a liability under ‘Line of Credit’ until repaid. We are required to repurchase or replace certain ineligible or uncollected receivables. Collections on pledged receivables are remitted directly to the lender and applied against outstanding borrowings. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 28, 2028. As of March 31, 2026, we had an outstanding balance of $18,922,173 against the revolving receivable line of credit and accrued interest of $660,979.

Related Party Loans

On March 6, 2026, we entered into a lock-up and compensation resolution agreement with Daniel Thompson, our former Chairman of the Board and a significant stockholder, to resolve outstanding accrued compensation obligations. Under the agreement, we issued an unsecured promissory note in the principal amount of $116,667 bearing interest at 10% annually, payable interest-only in year one and 50% principal in each of years two and three, with all amounts due within three years. As of March 31, 2026, we had an outstanding balance of $116,667 on this note and accrued interest of $23,493.

On December 21, 2025, in connection with bonuses earned by certain employees, we issued promissory notes in the aggregate principal amount of $1,085,703, in lieu of cash payment, including a promissory note in the principal amount of $460,000 to Alex Cunningham, our Chairman and Chief Executive Officer, a promissory note in the principal amount of $122,550 to Matthew T. Shafer, our Chief Financial Officer, and a promissory note in the principal amount of $460,000 to Daniel Thompson. These notes bear interest of 5% per annum and mature on June 30, 2026. As of March 31, 2026, we had an outstanding balance of $1,085,703 on these notes and accrued interest of $15,021.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Form 10-K.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2026. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On May 1, 2026, Daniel R. Thompson, our former Chairman of the Board and a significant stockholder, commenced a lawsuit against our company by filing a complaint against it in the Eighth Judicial District Court, Clark County, Nevada. In the complaint, Mr. Thompson alleges that he entered into an employment agreement and addendum thereto with us. He alleges that we failed to provide him with restricted preferred stock and separation compensation allegedly owed to him under those agreements, and he alleges that we have improperly continued to defer payment of accrued salary and other compensation he claims to be owed. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Mr. Thompson alleges damages in an unspecified amount in excess of $15,000 under each of those claims. Mr. Thompson also seeks declaratory relief regarding compensation that he claims to be owed and regarding the validity of a conversion agreement between him and our company.  Pursuant to the conversion agreement, Mr. Thompson agreed to cancel $2,352,994 in deferred compensation owed to him in exchange for receiving 588,249 shares of common stock from us. Mr. Thompson contends in the complaint that he revoked the conversion agreement or that it is otherwise unenforceable and, in the alternative, seeks its reformation to provide that it was contingent on the successful uplisting of our stock to the Nasdaq Stock Market. The complaint also asserts a claim for accounting, seeking inspection of our books, records, and accounts. The complaint also seeks an award of attorneys’ fees and costs. We intends to vigorously defend against Mr. Thompson’s claims. Although we believe we have meritorious defenses to those claims, we are unable to reasonably estimate the potential loss or range of loss, if any, that may result from this matter because the case is in its preliminary stages and the outcome of litigation is inherently uncertain. It is possible that an adverse outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as set forth below, we have not sold any equity securities during the three months ended March 31, 2026 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

•	On March 19, 2026, we issued 30,693 shares of series N senior convertible preferred stock, 10,729 shares of series X senior convertible preferred stock and 26,476 shares of series Y senior convertible preferred stock as payment of dividends.

•	On February 3, 2026, we issued 556,528 shares of common stock to Alex Cunningham, our Chief Executive Officer, in exchange for the cancellation of deferred compensation in the amount of $2,365,242.

•	On March 6, 2026, we issued 588,249 shares of common stock to Daniel Thompson, our former Chairman of the Board, in exchange for the cancellation of deferred compensation in the amount of $2,352,994.

•	During the three months ended March 31, 2026, we issued an aggregate of 233,375 shares of common stock to service providers.

•	During the three months ended March 31, 2026, we entered into financing transactions with certain accredited investors pursuant to which we issued (i) convertible promissory notes in the aggregate principal amount of $845,000, (ii) warrants to purchase an aggregate of 40,000 shares of common stock and (iii) an aggregate of 36,667 shares of common stock.

We did not repurchase any shares of our common stock during the three months ended March 31, 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended March 31, 2026, but was not reported.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 10, 2024)
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
3.4	Certificate of Designation of Series A Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.5	Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.6	Certificate of Correction of Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.10 to Annual Report on Form 10-K filed on March 27, 2024)
3.7	Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.8	Certificate of Correction of Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.16 to Annual Report on Form 10-K filed on March 27, 2024)
3.9	Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.10	Certificate of Amendment to Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 3, 2026)
3.11	Certificate of Designation of Series X Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)

3.12	Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
3.13	Certificate of Amendment to Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Annual Report on Form 10-K filed on December 4, 2024)
3.14	Certificate of Amendment to Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.24 to Quarterly Report on Form 10-Q filed on November 12, 2025)
3.15	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.1	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to L&H, Inc. on January 14, 2026 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.2	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on December 29, 2025 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.3	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to James F. Sullivan on December 23, 2025 (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.4	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Odile Viviane Kaye on December 22, 2025 (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.5	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on October 31, 2025 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on November 12, 2025)
4.6	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to SILAC Insurance Company on May 21, 2021 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.7	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Leonite Capital LLC on July 10, 2018 (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q filed on November 12, 2025)
10.1*	Securities Purchase Agreement, dated March 27, 2026, between Cardiff Lexington Corporation and Labrys Fund II, L.P.
10.2*	Promissory Note issued by Cardiff Lexington Corporation to Labrys Fund II, L.P. on March 27, 2026
10.3*	Securities Purchase Agreement, dated March 27, 2026, between Cardiff Lexington Corporation and Silvercrest Hybrid Capital LLC
10.4*	10% Convertible Redeemable Note issued by Cardiff Lexington Corporation to Silvercrest Hybrid Capital LLC on March 27, 2026
10.5*	Securities Purchase Agreement, dated March 26, 2026, between Cardiff Lexington Corporation and CFI Capital LLC
10.6*	6% Convertible Redeemable Note issued by Cardiff Lexington Corporation to CFI Capital LLC on March 26, 2026
10.7	Lock-Up and Compensation Resolution Agreement, dated March 6, 2026, between Cardiff Lexington Corporation and Daniel Thompson (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 10, 2026)
10.8	Loan Agreement, dated January 14, 2026, between Cardiff Lexington Corporation and L&H, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
10.9	Convertible Promissory Note issued by Cardiff Lexington Corporation to L&H, Inc. on January 14, 2026 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

______________

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2026	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Shafer
Name: Matthew Shafer
Title: Chief Financial Officer
(Principal Financial Officer)

