Form 10-Q
period 2026-06-30
Cardiff Lexington Corp
filed 2026-08-12
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

As of August 10, 2026, there were 15,637,361 shares of common stock of the registrant issued and outstanding.

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended June 30, 2026

2

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$217,654	$318,535
Accounts receivable, net	23,725,621	22,070,954
Prepaid and other current assets	352,603	203,876
Total current assets	24,295,878	22,593,365

Property and equipment, net	2,107	2,953
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use – assets, net	105,726	214,858
Due from related party	4,979	4,979
Other assets	65,539	64,182
Total assets	$30,680,837	$29,086,945

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable and accrued expense	$1,869,755	$1,760,765
Accrued expenses – related parties	232,393	4,645,826
Accrued interest	769,180	707,574
Right of use – operating lease liabilities	108,980	178,524
Notes payable – current portion	15,717	125,774
Notes payable related parties – current portion	1,085,703	1,085,703
Line of credit	21,138,949	17,209,908
Convertible notes payable, net of debt discounts of $1,061,124 and $131,705, respectively – current portion	302,765	118,295
Derivative liabilities	1,087,129	–
Total current liabilities	26,610,571	25,832,369

Other liabilities
Operating lease liability – long term	–	42,976
Notes payable	137,115	138,773
Notes payable – related parties	350,000	–
Total liabilities	27,097,686	26,014,118

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 0 and 1,037,311 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	–	3,802,010
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00; 460,233 and 438,388 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,827,857	1,740,478
Total Mezzanine Equity	1,827,857	5,542,488

Stockholders' equity/(deficit)
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 3,875 shares issued and outstanding at June 30, 2026 and December 31, 2025	15,500	15,500
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at June 30, 2026 and December 31, 2025	1,277,972	1,277,972
Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 1,099,957 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4,052,591	–
Series Y Senior Convertible Preferred Stock - 1,500,000 shares authorized, $0.001 par value, stated value of $4.00, 1,122,091 and 1,067,878 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4,488,358	4,271,512
Common Stock: 300,000,000 shares authorized, $0.001 par value; 15,283,191 and 13,701,698 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	15,283	13,702
Additional paid-in capital	77,763,975	72,021,848
Unearned stock-based compensation	(241,066)	(579,215)
Accumulated deficit	(85,617,319)	(79,490,980)
Total stockholders’ equity/(deficit)	1,755,294	(2,469,661)
Total liabilities, mezzanine equity and stockholders’ equity/(deficit)	$30,680,837	$29,086,945

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE	$2,159,557	$2,789,007	$4,381,837	$5,704,574
COST OF SALES	977,242	1,093,748	1,881,467	2,168,782
GROSS PROFIT	1,182,315	1,695,259	2,500,370	3,535,792

OPERATING EXPENSES
Depreciation expense	253	763	846	4,128
Loss on disposal of fixed assets	–	–	–	12,593
Share-based compensation	366,939	97,500	1,031,135	97,500
Selling, general and administrative	1,359,766	987,319	2,524,191	2,267,960
Total operating expenses	1,726,958	1,085,582	3,556,172	2,382,181

(LOSS) / INCOME FROM OPERATIONS	(544,643)	609,677	(1,055,802)	1,153,611

OTHER (EXPENSE) INCOME
Other income (expense)	–	–	10,081	(1,597)
Derivative liability gain (loss) on issuance and changes in fair value	226,049	–	(442,772)	–
Interest expense	(2,137,419)	(1,836,072)	(4,048,156)	(2,829,186)
Amortization of debt discounts	(22,893)	–	(34,331)	–
Total other expense	(1,934,263)	(1,836,072)	(4,515,178)	(2,830,783)

NET LOSS	$(2,478,906)	$(1,226,395)	$(5,570,980)	$(1,677,172)

PREFERRED STOCK DIVIDENDS	$(282,900)	$(254,008)	$(555,359)	$(499,453)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,761,806)	$(1,480,403)	$(6,126,339)	$(2,176,625)

BASIC AND DILUTED LOSS PER SHARE	$(0.18)	$(0.24)	$(0.41)	$(0.39)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED *	15,265,398	6,191,240	14,863,185	5,651,634

*	Shares outstanding for the three and six months ended June 30, 2025 have been restated for the 1-for-3 reverse stock split effective January 12, 2026. See Note 1. Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT) *

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

Three and Six Months Ended June 30, 2026:

	Preferred Stock Series A, N & Y		Preferred Stock Series F-1 and L		Common Stock		Additional Paid-In	Unearned Stock-based	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)
Balance, December 31, 2025	1,067,880	$4,271,512	323,368	$1,293,472	13,701,698	$13,702	$72,021,848	$(579,215)	$(79,490,980)	$(2,469,661)
Issuance of common stock related to bridge loans	–	–	–	–	36,667	37	69,500	–	–	69,537
Common stock issued for services	–	–	–	–	295,875	296	574,989	84,715	–	660,000
Cancellation of common stock for award forfeiture	–	–	–	–	(11,667)	(12)	(51,905)	51,917	–	–
Conversion of deferred compensation to common stock	–	–	–	–	1,144,777	1,144	4,717,090	–	–	4,718,234
Reclassification of series N preferred stock from mezzanine equity to permanent equity	1,037,311	3,802,010	–	–			–	–	–	3,802,010
Issuance of series N preferred stock	30,693	122,770	–	–			–	–	–	122,770
Issuance of series Y preferred stock	26,476	105,903	–	–			–	–	–	105,903
Stock compensation expense	–	–	–	–			121,551	110,645	–	232,196
Preferred stock dividends	–	–	–	–	–	–	–	–	(272,459)	(272,459)
Net loss	–	–	–	–	–	–	–	–	(3,092,074)	(3,092,074)
Balance, March 31, 2026	2,162,360	$8,302,195	323,368	$1,293,472	15,167,350	$15,167	$77,453,073	$(331,938)	$(82,855,513)	$3,876,456
Issuance of common stock in settlement of accrued interest	–	–	–	–	4,175	4	10,780	–	–	10,784
Common stock issued for services	–	–	–	–	115,000	115	199,140	(36,255)	–	163,000
Cancellation of common stock for award forfeiture	–	–	–	–	(3,334)	(3)	(14,830)	14,833	–	–
Issuance of series N preferred stock	31,953	127,809	–	–			–	–	–	127,809
Issuance of series Y preferred stock	27,737	110,945	–	–			–	–	–	110,945
Stock compensation expense	–	–	–	–			115,812	112,294	–	228,106
Preferred stock dividends	–	–	–	–	–	–	–	–	(282,900)	(282,900)
Net loss	–	–	–	–	–	–	–	–	(2,478,906)	(2,478,906)
Balance, June 30, 2026	2,222,050	$8,540,949	323,368	$1,293,472	15,283,191	$15,283	$77,763,975	$(241,066)	$(85,617,319)	$1,755,294

Three and Six Months Ended June 30, 2025:

	Preferred Stock Series A, I & Y		Preferred Stock Series B, E, F-1 and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	11,448,219	$45,792,868	1,778,610	$7,114,440	74	$296	5,100,971	$5,101	$22,721,549	$(72,949,085)	$2,685,169
Conversion of series B preferred stock	–	–	(12,400)	(49,600)	–	–	8,268	8	49,592	–	–
Conversion of series I preferred stock	(2,500)	(10,000)	–	–	–	–	1,667	2	9,998	–	–
Issuance of series Y preferred stock	11,775	47,100									47,100
Preferred stock dividends	–	–	–	–	–	–	–	–	–	(245,445)	(245,445)
Net loss	–	–	–	–	–	–	–	–	–	(450,777)	(450,777)
Balance, March 31, 2025	11,457,494	$45,829,968	1,766,210	$7,064,840	74	$296	5,110,906	$5,111	$22,781,139	$(73,645,307)	$2,036,047
Conversion of series B preferred stock	–	–	(1,567,467)	(6,269,868)	–	–	1,044,980	1,045	6,268,823	–	–
Conversion of series C preferred stock	–	–	–	–	(80)	(320)	266,668	267	53	–	–
Conversion of series E preferred stock	–	–	(229,375)	(917,500)	–	–	152,917	153	917,347	–	–
Issuance of series Y preferred stock	25,115	100,460	–	–	–	–	–	–	–	–	100,460
Issuance of B, C and E preferred stock in exchange for series I preferred stock	(391,500)	(1,566,000)	354,000	1,416,000	6	24	–	–	149,976	–	–
Common stock issued for services	–	–	–	–	–	–	5,000	5	97,495	–	97,500
Common stock cancelled for legal settlement	–	–	–	–	–	–	(19,750)	(20)	20	–	–
Preferred stock dividends	–	–	–	–	–	–	–	–	–	(254,008)	(254,008)
Net loss	–	–	–	–	–	–	–	–	–	(1,226,395)	(1,226,395)
Balance, June 30, 2025	11,091,109	$44,364,428	323,368	$1,293,472	–	$–	6,560,721	$6,561	$30,214,853	$(75,125,710)	$753,604

*Shares outstanding have been restated for the 1-for-3 reverse stock split effective January 12, 2026. See Note 1. Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,570,980)	$(1,677,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	846	4,128
Amortization of debt discount	34,331	–
Credit losses	30,000	112,727
Loss on disposal of assets	–	12,593
Loss on issuance / change in fair value of derivative liability	442,772	–
Interest included in line of credit	4,165,687	2,579,283
Share issuance and compensation expense	1,031,135	97,500
(Increase) decrease in:
Accounts receivable	(1,684,667)	(3,371,656)
Right of use – assets	109,132	133,771
Prepaids and other current assets	(125,917)	(22,364)
Increase (decrease) in:
Accounts payable and accrued expense	339,108	119,855
Accrued related parties compensation	626,247	112,468
Accrued interest	46,177	137,211
Right of use – liabilities	(112,520)	(127,347)
Net cash used in operating activities	(668,649)	(1,889,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA loans	(4,386)	(4,386)
Net (payments) proceeds on line of credit	(236,646)	1,464,919
Proceeds from convertible notes payable	1,113,889	–
Payments of debt issuance costs	(195,089)	–
Payments on note payable	(110,000)	(150,000)
Payment of dividends on preferred stock	–	(50,000)
Net cash provided by financing activities	567,768	1,260,533

NET DECREASE IN CASH	(100,881)	(628,470)
CASH, BEGINNING OF PERIOD	318,535	1,188,185
CASH, END OF PERIOD	$217,654	$559,715

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$6,283	$6,685

NON-CASH INVESTING AND FINANCING ACTIVITIES*:
Common stock issued upon conversion of preferred stock	$–	$4,423
Dividends on preferred stock, including accrued dividends on preferred stock	$590,468	$514,608
Common stock issued upon conversion of accrued salaries	$4,718,234	$–
Promissory notes payable issued in settlement of accrued salaries	$350,000	$–
Discount on convertible notes payable	$963,850	$–
Recognition of derivative liability upon issuance of convertible notes	$1,913,228	$–
Recognition of derivative liability related to commitment shares	$12,621	$–
Change in fair value of derivative liability	$(838,720)	$–

*For the six months ended June 30, 2025, a lease modification recorded during the first quarter of 2025, increased right of use assets and right of use liabilities by $83,669.

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Accounts Receivable

In the normal course of business, the Company is in the lien based medical industry, providing orthopedic healthcare servicing an uninsured market insulated by a letter of protection which insulates the Company from, and insures payment in full of, insurance settlements. Accounts receivable consists of amounts due from attorneys and insurance providers for services provided to patients under the letter of protection. Accounts receivable are recorded at the expected settlement realization amount, which is less contractual adjustments and an allowance for credit losses. The Company recognizes an allowance for credit losses for its accounts receivable to present the net amount expected to be collected as of the balance sheet date. This allowance is determined based on the history of net settlements received, where the net settlement amount is not collected. No collection can happen if no settlement is reached with the defendant’s insurance company and the plaintiff (the patient) loses the case at trial, or the case is abandoned, then the Company will not be able to collect on its letter of protection and its receivable will not be collected. The Company monitors outstanding cases as they develop through ongoing discussions with attorneys, doctors and its third-party medical billing company and additionally monitors settlement realization rates over time. Additionally, the Company considers economic factors and events or trends expected to affect future collections experience. The no collection history of the Company’s customers is considered in future assessments of collectability as these patterns are established over a longer period. The Company uses the term collection and collection rate in its disclosures to describe the historical less than 1.0% occurrence of not collecting under a contract, which aligns with the Company’s credit loss accounting under ASC 326.

The Company does not have a significant exposure to credit losses as it has historically had a less than 1.0% loss rate where the Company received no settlement amount for its outstanding accounts receivable. Although possible, claims resulting in zero collection upon settlement are rare based on the Company’s historical experience and has historically been less than 1.0% of its outstanding accounts receivable, thereby resulting in a collection rate of 99%. The Company uses the loss rate method to record its allowance for credit losses. The Company applies the loss rate method by reviewing its zero collection history on a quarterly basis and updating its estimates of credit losses to adjust for changes in loss data. The Company typically collects on its accounts receivable between twelve and twenty-four months after recording. The Company does not record an allowance for credit losses based on an aging of its accounts receivable as the aging of the Company’s receivables do not influence the credit loss rate due to the nature of its business and the letter of protection. The Company does not adjust its receivables for the effects of a significant financing component at contract inception as the timing of variable consideration is determined by the settlement, which is outside of the Company’s control. As of June 30, 2026 and December 31, 2025, the Company’s allowance for credit losses was $430,000 and $400,000, respectively. As of June 30, 2025 and December 31, 2024, the Company’s allowance for credit losses was $249,799 and $255,215, respectively. The Company recognized $30,000 credit loss expense during each of the three and six months ended June 30, 2026, and $0 and $112,727 of credit loss expense during the three and six months ended June 30 2025, respectively, which is included in selling, general and administrative expenses in the consolidated statement of operations. The balance of accounts receivable, net as of January 1, 2025 was $15,934,490. The balance of the allowance for credit losses was $255,215 as of January 1, 2025.

The following table shows the allowance for credit losses activity:

	2026	2025
Balance at January 1	$(400,000)	$(255,215)
Current period provision	(30,000)	(112,727)
Write off charged against the allowance	–	118,143
Balance at June 30	$(430,000)	$(249,799)

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

Goodwill

Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors to determine whether it is more likely than not the fair value is less than the carry amount, including goodwill. The annual evaluation is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the six months ended June 30, 2026 and 2025, the Company did not recognize any goodwill impairment and noted there were no such triggering events.

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

Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration, which has been based on a historical lookback of its actual settlement realization rates. The estimates of reserves established for variable consideration reflect current contractual requirements, the Company’s historical experience, specific known market events and trends, industry data and forecasted patient data and settlement patterns. Settlement realization patterns are assessed based on actual settlements and based on expected settlement realization trends obtained from discussions with attorneys, doctors and the Company’s third-party medical billing company. Settlement amounts are negotiated, and prolonged settlement negotiations are not indicative of a greater likelihood of reduced settlement realization or zero settlement.

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

Settlement Rates

The Company periodically evaluates its estimated settlement realization rate at which revenue is recorded in accordance with ASC 606. This includes a monthly review of historical data and settlement realization rates, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and the Company’s third-party medical billing company in order to determine the variable consideration under ASC 606 and the net transaction price. For each of the three and six months ended June 30, 2026, the Company realized a 41% average settlement rate of its gross billed charges. For each of the three and six months ended June 30, 2025, the Company realized a 43% average settlement rate of its gross billed charges.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations. The Company recognized advertising and marketing expense of $60,176 and $113,169 for the three months ended June 30, 2026 and 2025, respectively. The Company recognized advertising and marketing expense of $122,706 and $203,338 for the six months ended June 30, 2026 and 2025, respectively.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). See also Note 6. Fair Value Measurements. The three levels of the fair value hierarchy are described below:

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

For the three and six months ended June 30, 2026 and 2025, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has an accumulated deficit of $85,617,319 and $79,490,980 as of June 30, 2026 and December 31, 2025, respectively. The Company had negative cash flow from operations of $668,649 and $1,889,003 for the six months ended June 30, 2026 and 2025, respectively. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

2.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2026	December 31, 2025
Accounts payable	$1,517,782	$1,091,113
Accrued credit cards	22,523	12,206
Accrued liability for settlements of previously factored receivables	198,125	221,441
Accrued income and property taxes	3,687	3,687
Accrued professional fees	29,114	99,114
Accrued expense – dividend payable	35,661	35,108
Accrued public company fees	5,000	5,000
Accrued payroll and bonuses	31,720	268,346
Accrued expense – other	26,143	24,750
Total	$1,869,755	$1,760,765

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Medical equipment	$23,640	$23,640
Computer equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	15,079
Leasehold improvement	15,950	15,950
Total	63,858	63,858
Less: accumulated depreciation	(61,751)	(60,905)
Property and equipment, net	$2,107	$2,953

For the three months ended June 30, 2026 and 2025, depreciation expense was $253 and $763, respectively. For the six months ended June 30, 2026 and 2025, depreciation expense was $846 and $4,128, respectively. During the first quarter of 2025, the Company identified assets that were no longer functional in its medical facilities. As such, the Company has recorded a reduction in medical equipment and the related depreciation which resulted in a loss from the disposal of $12,593 in the condensed consolidated statement of operations for the six months ended June 30, 2025.

4.	LAND

As of June 30, 2026 and December 31, 2025, the Company had 27 acres of land of approximately $540,000. The land is currently vacant, and management does not currently have any plans to develop this property and expects to eventually sell the property.

5.	RELATED PARTY TRANSACTIONS

On June 30, 2026, the Company issued an unsecured promissory note in the principal amount of $233,333 to Daniel Thompson, the Company’s former Chairman of the Board and a significant stockholder, to resolve outstanding accrued compensation obligations. The note bears interest at 5% annually and matures June 30, 2028. See also Note 7. Notes and Loans Payable.

On March 6, 2026, the Company entered into a lock-up and compensation resolution agreement with Daniel Thompson to resolve outstanding accrued compensation obligations. Under the agreement, the Company issued an unsecured promissory note in the principal amount of $116,667 bearing interest at 10% annually, payable interest-only in year one and 50% principal in each of years two and three, with all amounts due within three years. The agreement also required Mr. Thompson to execute a lock-up agreement in connection with the Company’s planned public offering. See also Note 7. Notes and Loans Payable.

Also on March 6, 2026, the Company entered into a conversion agreement with Daniel Thompson, pursuant to which deferred compensation in the amount of $2,352,994 owed to Mr. Thompson was cancelled in exchange for 588,249 shares of common stock. The number of shares issued was determined based on the closing market price of the Company’s common stock of $4.00 on March 4, 2026. Because the underlying compensation was fully earned and the fair value of equity issued equals the amount accrued, the settlement was accounted for as an equity issuance with no impact on the Company’s consolidated statements of operations. The Company recorded a reduction to accrued compensation and a corresponding increase to stockholders’ equity upon issuance of the shares. See also Note 10. Capital Stock.

On January 29, 2026, the Company entered into a conversion agreement with Alex Cunningham, the Company’s Chief Executive Officer, pursuant to which deferred compensation in the amount of $2,365,242 owed to Mr. Cunningham was cancelled in exchange for 556,528 shares of common stock. The number of shares issued was determined based on the closing market price of the Company’s common stock of $4.25 on January 28, 2026. Because the underlying compensation was fully earned and the fair value of equity issued equals the amount accrued, the settlement was accounted for as an equity issuance with no impact on the Company’s consolidated statements of operations. The Company recorded a reduction to accrued compensation and a corresponding increase to stockholders’ equity upon issuance of the shares. See also Note 10. Capital Stock.

On December 21, 2025, in connection with bonuses earned by certain employees, the Company issued promissory notes in the aggregate principal amount of $1,085,703 (representing bonuses earned of $593,450 and $492,253 for the years ended December 31, 2025 and 2024, respectively), in lieu of cash payment, including a promissory note in the principal amount of $460,000 to Alex Cunningham, the Company’s Chairman and Chief Executive Officer, a promissory note in the principal amount of $122,550 to Matthew Shafer, the Company’s Chief Financial Officer, and a promissory note in the principal amount of $460,000 to Daniel Thompson. These notes bear interest of 5% per annum, matured on June 30, 2026 and are currently in default. The bonus expense was recognized in the period earned, and the issuance of the notes was accounted for as a non-cash financing activity. See also Note 7. Notes and Loans Payable.

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due from previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts is $4,979 due from the previous owners as of June 30, 2026 and December 31, 2025.

See also Note 13. Commitments and Contingencies for compensation paid to employees of the Company.

6.	FAIR VALUE MEASUREMENTS

The Company measures certain liabilities at fair value on a recurring basis. These liabilities consist primarily of derivative liabilities associated with convertible notes (See Note 8. Convertible Notes Payable) as well as a Commitment Shares derivative liability (See Note 9. Derivative Liabilities and Note 10. Capital Stock). These instruments are valued using significant unobservable inputs and are classified within Level 3 of the fair value hierarchy. The fair value of these instruments was updated as of June 30, 2026 in accordance with ASC 820, reflecting all relevant market inputs and valuation considerations as of the reporting date.

Convertible Notes Derivative Liabilities

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

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Derivative liability as of June 30, 2026	$–	$–	$1,076,951	$1,076,951

Level 3 Roll-forward

Amount
Balance at January 1, 2026	$–
Initial recognition of derivative liability	1,913,228
Change in fair value gain	(836,277)
Settlements / conversions	–
Balance at June 30, 2026	$1,076,951

Commitment Shares Derivative Liability

Valuation Methodology

The derivative liability related to the Commitment Shares feature of the Common Stock Purchase Agreement entered into on June 5, 2026 (see Note 10. Capital Stock) includes a contingent settlement provision wherein the shares will be issuable upon the date that the applicable Registration Statement has been declared effective by the Securities and Exchange Commission (the “SEC”). This affects when the shares can be issued and how many shares are issued. The number of shares to be issued is based on a future stock price determined on a future event outside the Company’s control. As such, the number of shares to be issued is variable, the denominator is a future stock price, and the share count is not fixed at inception. The Commitment Shares feature represents a variable-share obligation based on a future stock price which triggers derivative liability accounting requiring a fair value measurement at inception and settlement. A Black-Scholes option-pricing model is an acceptable method for fair-valuing the derivative liability as the payoff depends on a single future price, not a path-dependent minimum. Significant inputs include: current stock price, expected volatility, expected term and risk-free interest rate. Changes in any of these inputs could materially impact the fair value measurement.

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Derivative liability as of June 30, 2026	$–	$–	$10,178	$10,178

Level 3 Roll-forward

Amount
Balance at January 1, 2026	$–
Initial recognition of derivative liability	12,621
Change in fair value gain	(2,443)
Settlements / conversions	–
Balance at June 30, 2026	$10,178

Sensitivity Analysis

The fair value of the derivative liabilities is sensitive to changes in several unobservable inputs, most notably expected volatility, expected term, and probability-weighted assessments of default, delinquency, and other contingent events. In general, increases in expected volatility, decreases in stock price, or increases in the probability of default or delinquency would result in a higher fair value of the derivative liabilities. Conversely, decreases in volatility or increases in stock price would reduce the fair value. Because of the path-dependent nature of the conversion features in the Convertible Note derivative liabilities, the impact of changes in these inputs may not be linear. See also Note 9. Derivative Liabilities.

7.	NOTES AND LOANS PAYABLE

Notes payable and line of credit at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
Notes payable – unrelated parties	$21,291,781	$17,474,455
Notes payable – related parties	1,435,703	1,085,703
Less current portion	(22,240,369)	(18,421,385)
Long-term portion	$487,115	$138,773

Long-term debt matures as follows:

Amount
2026 (remainder of year)	$22,238,005
2027	33,895
2028	296,394
2029	33,895
2030	4,728
Thereafter	120,567
Total	$22,727,484

Promissory Note – Settlement Agreement

In June 2024, the Company issued a settlement promissory note in the amount of $535,000 in connection with the cancellation of certain preferred stock and convertible notes, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The note did not bear interest and required fixed principal payments based on the timing and amount of capital raised in any offerings. During the six months ended June 30, 2026, the Company paid $110,000 toward the outstanding principal balance. At June 30, 2026 and December 31, 2025, the remaining principal balance was $0 and $110,000, respectively.

Loans and Notes Payable

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at June 30, 2026 and December 31, 2025. The accrued interest of the debenture was $10,842 and $10,188 at June 30, 2026 and December 31, 2025, respectively. The Company assigned all its receivables from consumer activations of the rewards program as collateral on this debenture.

Loans and Notes Payable – Related Parties

As of June 30, 2026 and December 31, 2025, the outstanding principal on the related party notes was $1,435,703 and $1,085,703, respectively. Accrued interest outstanding on the related party notes was $52,073 and $1,636 at June 30, 2026 and December 31, 2025, respectively. See also Note 5. Related Party Transactions.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The principal balance and accrued interest at June 30, 2026 was $141,843 and $0, respectively, and the principal balance and accrued interest at December 31, 2025 was $143,558 and $0, respectively.

Line of Credit

The Company maintains a revolving purchase and security agreement with DML HC Series, LLC (“DML”), which is accounted for as a secured borrowing. Under the facility, eligible accounts receivable are pledged as collateral, and advances of up to 70% of eligible receivables may be requested, subject to a maximum advance amount of $23,000,000. The related accounts receivable remain recorded as assets on the Company’s balance sheet, and the amounts drawn are recorded as a liability under ‘Line of Credit’ until repaid. The Company is required to repurchase or replace certain ineligible or uncollected receivables. Collections on pledged receivables are remitted directly to the lender and applied against outstanding borrowings. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding. The facility includes customary recourse, repurchase provisions, and covenants, and matures on September 28, 2028.

Under the terms of the facility, collections from these receivables are used to repay advances outstanding, which are recognized as secured borrowings totaling $21,138,949 and $17,209,908 as of June 30, 2026 and December 31, 2025, respectively. The unused line of credit balance as of June 30, 2026 and December 31, 2025 was $1,861,051 and $5,790,092, respectively. The accrued interest related to the line of credit was $653,551 and $673,267 as of June 30, 2026 and December 31, 2025, respectively.

8.	CONVERTIBLE NOTES PAYABLE

As of June 30, 2026 and December 31, 2025, the Company had convertible debt outstanding, at carrying value, of $302,765 and $118,295, respectively. Debt discounts associated with the convertible debt at June 30, 2026 and December 31, 2025, were $1,061,124 and $131,705, respectively. Amortization of debt discounts recorded for the three months ended June 30, 2026 and 2025 were $22,893 and $0, respectively. Amortization of debt discounts recorded for the six months ended June 30, 2026 and 2025 were $34,331 and $0, respectively.

During the six months ended June 30, 2026, the Company received $918,800 in net proceeds from the issuance of convertible notes (as detailed below) and no interest was repaid in cash. During the six months ended June 30, 2025, the Company did not receive any proceeds from convertible notes and no interest was repaid. See also Note 10. Capital Stock for interest settled in shares of common stock during the second quarter of 2026.

The carrying amount of the convertible notes as of June 30, 2026 and December 31, 2025 represents the principal amount less the unamortized debt discount allocated to the host debt, as shown below:

	June 30, 2026	December 31, 2025
Convertible notes payable	$1,363,889	$250,000
Discounts on convertible notes payable	(1,061,124)	(131,705)
Total convertible debt less debt discount	302,765	118,295
Current portion	302,765	118,295
Long-term portion	$–	$–

The following maturity table reflects the full expected principal amounts due as follows:

Amount
2026 (remainder of year)	$682,726
2027	681,163
Total	$1,363,889

On January 24, 2017, the Company issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. On August 26, 2025, the total outstanding principal and accrued interest of $154,049 of this tranche was converted into 64,165 shares of the Company’s common stock. On February 10, 2023, the Company executed a second tranche under this note in the principal amount of $50,000. In May of 2024, $63,513 of outstanding principal and interest on this tranche was paid in full. On March 30, 2023, the Company executed a third tranche under this note in the principal amount of $25,000. On August 11, 2023, the Company executed a fourth tranche under this note in the principal amount of $25,000. As of June 30, 2026, the outstanding principal amount is $50,000 and accrued interest is $28,328. This note is currently in default and accrues interest at a default interest rate of 20% per annum. At the sole option of the holder, the holder may convert the outstanding principal amount, or any portion of the principal amount, and any accrued interest, in whole or in part, into shares of the Company’s common stock. The conversion price is $0.25 per share or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the last ten trading days immediately prior to but not including the conversion date, whichever is lower. Please also refer to Note 17. Subsequent Events.

In December 2025, the Company entered into loan agreements with two accredited investors, pursuant to which the Company issued to such investors (i) convertible promissory notes in the aggregate principal amount of $200,000, (ii) warrants for the purchase of an aggregate of 66,667 shares of common stock and (iii) 6,667 shares of common stock for total gross and net proceeds of $200,000. The Company concluded that the notes, warrants and common shares represent freestanding financial instruments issued as a single financing unit and, accordingly, allocated the total transaction proceeds to each instrument based on their relative fair values. The fair value of the warrants was estimated using the Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrants and common shares was recorded as a debt discount and is being amortized to interest expense over the contractual term of the notes. These notes accrue interest at a rate of twelve percent (12%) per annum, payable in shares of common stock, cash or a combination thereof at the Company’s option quarterly commencing on April 1, 2026, with all principal and accrued interest being due and payable one (1) year after issuance. On April 1, 2026, the Company paid the total accrued interest on these notes of $6,499 in 2,516 shares of the Company’s common stock. The Company may prepay the principal and accrued interest at any time without penalty upon fifteen (15) days’ notice. These notes are unsecured and contain customary events of default for a loan of this type. These notes are convertible into shares of common stock at a conversion price of $3.00 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications or similar transactions). As of June 30, 2026 and December 31, 2025, the outstanding principal balance of these notes was $200,000. Unamortized debt discount was $119,706 and $131,705 as of June 30, 2026 and December 31, 2025, respectively. Accrued interest was $6,067 and $499, as of June 30, 2026 and December 31, 2025, respectively. See also Note 10. Capital Stock and Note 11. Warrants.

In December 2025 and January 2026, the Company also entered into loan agreements with two additional accredited investors, pursuant to which the Company issued to such investors (i) convertible promissory notes in the aggregate principal amount of $80,000, which also provide for a second tranche of up to an additional $80,000 upon the mutual agreement of the parties, all of which were issued in the first quarter of 2026, (ii) warrants for the purchase of an aggregate of 73,334 shares of common stock, of which 33,334 were issued in December 2025 and 40,000 were issued in January 2026, and (iii) 36,667 shares of common stock, all of which were issued in January 2026, for total gross proceeds of $160,000 and net proceeds of approximately $139,000, all of which were received in the first quarter of 2026. As noted above, although one of the loan agreements and one warrant were executed in December 2025, no proceeds were received as of December 31, 2025, and the promissory note was not funded or outstanding at year-end. In accordance with ASC 815, the Company analyzed the notes for any embedded features that would need to be bifurcated from the host instrument and accounted for separately as a derivative. Several embedded features requiring bifurcation were noted and it was determined that the conversion option as a whole should be separated and accounted for as a single derivative liability. A Monte Carlo valuation was obtained from valuation specialists to fair value the derivative liability (See Note 6. Fair Value Measurements and Note 9. Derivative Liabilities)). The derivative liabilities were recorded first, and the host debt instruments were recorded at the residual amounts after allocating proceeds to the derivative liabilities based on the relative fair values. Issuance costs were also allocated between the derivative liabilities and the host instruments based on relative values. The warrants were valued using a Black-Scholes model and the common shares were valued at the closing market price. In accordance with ASC 405 and ASC 470, the remaining proceeds were then used to allocate the relative fair values of the convertible promissory notes, the related warrants and the issuance of the common stock. The allocated values of the warrants and the common shares were recorded with their debt discounts which will be amortized over the life of the notes. Upon initial recognition, the Company recorded a day-1 loss to other expense in the condensed consolidated income statements of $1,192,641, representing the excess of the fair value of the embedded derivative liabilities over the net proceeds allocated to the host debt instruments. These convertible promissory notes accrue interest at a rate of twelve percent (12%) per annum, payable in shares of common stock, cash or a combination thereof at the Company’s option quarterly commencing on April 1, 2026, with all principal and accrued interest being due and payable five (5) years after issuance. If a quarterly interest payment is paid in shares of common stock, then the interest rate used in connection with such issuance shall be fifteen percent (15%) per annum. On April 1, 2026, the Company paid the total accrued interest on these notes of $4,283 in 1,659 shares of the Company’s common stock.

The Company may prepay the principal and accrued interest at any time without penalty upon fifteen (15) days’ notice. In addition, if the Company completes a financing of at least $2.5 million, then, if requested by a holder, the Company must repay the remaining principal and interest from the proceeds of such financing. As the Company determined the likelihood of a financing occurring as noted above is high, the notes have been classified as current on the condensed consolidated balance sheets. These convertible promissory notes are unsecured and contain customary events of default for a loan of this type. These convertible promissory notes are convertible into shares of common stock at a conversion price of $0.825 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications or similar transactions). In addition, these convertible promissory notes provide that if the closing price of the Company’s common stock on the sixth (6th) month anniversary of the issuance date is less than the conversion price then in effect, then the conversion price shall be adjusted to such lower price, and also provide that if the Company issues any shares of common stock, or securities convertible into common stock, at a price that is less than the conversion price then in effect, then the conversion price shall be adjusted to such lower price, subject to certain exceptions. All of the warrants may be exercised for a period of three years at an exercise price of $9.00 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications, mergers, consolidations, reorganizations or similar transactions) and may be exercised on a cashless basis if there is no effective registration statement covering the shares of common stock issuable upon the exercise of the warrants. All of the convertible promissory notes and warrants contain ownership limitations, which provide that the Company shall not effect any conversion or exercise, and a holder shall not have the right to convert or exercise any portion of a note or a warrant, to the extent that after giving effect to the issuance of common stock upon such conversion or exercise, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion or exercise. This limitation may be waived, up to a maximum of 9.99%, by a holder upon not less than sixty-one (61) days’ prior notice to the Company. As of June 30, 2026 and December 31, 2025, the outstanding principal balance of these notes is $160,000 and $0, respectively, they have accrued interest of $6,067 and $0, respectively, and they have unamortized debt discounts of $148,838. See also Note 10. Capital Stock and Note 11. Warrants.

In March 2026, the Company entered into securities purchase agreements with two additional accredited investors, pursuant to which the Company issued to such investors convertible promissory notes in the principal amount of $230,000 each, or $460,000 in the aggregate, with an aggregate $46,000 original issuance discount, $14,000 in associated legal fees and $24,000 in brokers fees for total net cash proceeds of $376,000. These convertible promissory notes accrue interest at a rate of six percent (6%) and ten percent (10%) per annum and mature as of March 26, 2027 and March 30, 2027. Interest is payable in shares of the Company’s common stock. The notes may be converted at any time after the six-month anniversary at a variable conversion price equal to 70% of the lowest trading price of the Company’s common stock over the twelve trading days prior to the conversion date. The notes contain multiple contingent features that may further adjust the conversion price, including adjustments triggered by events of default, DTC trading restrictions, and other operational or credit-related events. The notes also include redemption premiums ranging from 110% to 140% of principal if prepaid within specified timeframes. The notes contain ownership limitations, which provide that the Company shall not effect any conversion, and a holder shall not have the right to convert, to the extent that after giving effect to the issuance of common stock upon such conversion or exercise, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion. This limitation may be waived, up to a maximum of 9.99%, by a holder upon not less than sixty (60) days’ prior notice to the Company. In accordance with ASC 815, the embedded conversion options and related contingent features were bifurcated and accounted for as derivative liabilities. A Monte Carlo valuation was obtained from valuation specialists to fair value the derivative liabilities (See Note 6. Fair Value Measurements and Note 9. Derivative Liabilities). The derivative liabilities were recorded first, and the host debt instruments were recorded at the residual amounts after allocating proceeds to the derivative liabilities based on the relative fair values. Issuance costs allocated to the host debt were recorded as debt discounts and are being amortized to interest expense over the life of the notes. The derivative liabilities will be remeasured at fair value each reporting period with changes in fair value recognized in other income (expense) in the consolidated statement of operations. As of June 30, 2026, the outstanding principal balance of these notes is $460,000, they have accrued interest of $9,558, and unamortized debt discounts of $339,393.

Also in March 2026, the Company entered into a securities purchase agreement with an additional accredited investor, pursuant to which the Company issued to such investor a convertible promissory note in the principal amount of $225,000 with a $20,500 original issuance discount, $3,500 in associated legal fees, $1,500 in due diligence costs and $11,900 in brokers fees for total net cash proceeds of $187,600. This convertible promissory note carries a one-time interest charge of $22,500 (rate of ten percent (10%)) which is guaranteed at issuance. The $22,500 guaranteed interest payment was recorded as a separate liability with the offset being recorded to the debt discount and is grouped with accrued interest on the Company’s condensed consolidated balance sheet. This note matures on March 31, 2027, and includes scheduled amortization payments beginning on September 30, 2026 with the remaining balance due at maturity. Each amortization payment is applied first to accrued interest, with the remainder reducing principal. Upon an event of default, the note becomes immediately due and payable at 150% of the outstanding principal plus accrued interest. The note may be converted at any time following the earlier of (i) the date that the Company fails to make an amortization payment, (ii) the date that is 180 days after the issuance date or (iii) the date that any of the shares of common stock issuable upon conversion of the note are registered for resale pursuant to a registration statement filed by the Company at a variable conversion price equal to 75% of the lowest closing bid price of the Company’s common stock over the ten trading days prior to the conversion date. The note contains multiple contingent features that may further adjust the conversion price, including full-ratchet anti-dilution adjustments and adjustments if the conversion price is less than the par value of the common stock. The notes contain ownership limitations, which provide that the Company shall not effect any conversion, and a holder shall not have the right to convert, to the extent that after giving effect to the issuance of common stock upon such conversion or exercise, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion. This limitation may be waived, up to a maximum of 9.99%, by a holder upon not less than sixty-one (61) days’ prior notice to the Company. In accordance with ASC 815, the embedded conversion option and related contingent features were bifurcated and accounted for as a derivative liability. A Monte Carlo valuation was obtained from valuation specialists to fair value the derivative liability (See Note 6. Fair Value Measurements and Note 9. Derivative Liabilities). The derivative liability was recorded first, and the host debt instrument was recorded at the residual amount after allocating proceeds to the derivative liability based on the relative fair values. The derivative liability will be remeasured at fair value each reporting period with changes in fair value recognized in other income (expense) in the consolidated statement of operations. As of June 30, 2026, the outstanding principal balance of this note is $225,000 and the note has unamortized debt discounts of $192,385.

On April 8, 2026, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued to such investor a convertible promissory note in the principal amount of $268,889 with a $26,889 original issuance discount, $5,000 in associated legal fees and $7,000 for due diligence costs, for total proceeds of $230,000. This convertible promissory note carries a one-time interest charge of $32,267 (rate of twelve percent (12%)) which is guaranteed at issuance. This note matures on April 8, 2027. The note may be converted at any time after issuance at a variable conversion price equal to 60% of the lowest trading price of the Company’s common stock for the ten trading days prior to the conversion date. The note also contains an ownership limitation, which provides that the Company shall not effect any conversion, and a holder shall not have the right to convert, to the extent that after giving effect to the issuance of common stock upon such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion. In accordance with ASC 815, the embedded conversion option and related contingent features were bifurcated and accounted for as a derivative liability. A Monte Carlo valuation was obtained from valuation specialists to fair value the derivative liability (See Note 6. Fair Value Measurements and Note 9. Derivative Liabilities). The derivative liability was recorded first, and the host debt instrument was recorded at the residual amount after allocating proceeds to the derivative liability at its fair value. Upon initial recognition, the Company recorded a day-1 loss to other expense in the condensed consolidated income statements of $76,230, representing the excess of the fair value of the embedded derivative liability over the net proceeds allocated to the host debt instrument. The derivative liability will be remeasured at fair value each reporting period with changes in fair value recognized in other income (expense) in the consolidated statement of operations. As of June 30, 2026, the outstanding principal balance of this note is $268,889 and the note has unamortized debt discounts of $260,802.

9.	DERIVATIVE LIABILITIES

Convertible Notes Derivative Liabilities

Several of the Company’s convertible notes contain embedded features that require bifurcation of the conversion option and derivative liability accounting under ASC 815 (see also Note 8. Convertible Notes Payable). These features include:

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

Key valuation inputs included:

•	Stock price: $2.10 - $4.075 per share
•	Expected term: 1 – 5 years
•	Volatility: 60%
•	Risk-free rate: 3.68% - 3.83% (continuously compounded)
•	Discount rate: 15%

Commitment Shares Derivative Liability

In connection with entering into a Common Stock Purchase Agreement on June 5, 2026 (refer to Note 10. Capital Stock for details), the Company is required to issue Commitment Shares equal to $250,000 divided by the closing price of the Company’s common stock on the Effective Date of the registration statement covering the resale of shares under the Purchase Agreement. Because the number of Commitment Shares is based on a future stock price (the Effective Date closing price), the Commitment Shares represent a freestanding derivative liability under ASC 815-40. The Company measured the derivative liability at fair value on the commitment date using a Black-Scholes option-pricing model.

Key valuation inputs included:

•	Stock price: $1.75
•	Expected term: 30 days (expected time to registration effectiveness)
•	Volatility: 63.8% (blended volatility)
•	Risk-free rate: 3.65% (continuously compounded)
•	Dividend yield: 0%

The Company recorded an initial derivative liability of $12,621 at inception and a decrease in derivative fair value adjustment of $2,443 at June 30, 2026 upon revaluation of the derivative liability at the reporting date in accordance with ASC 820 using the same valuation techniques and materially consistent inputs as those applied at inception. Changes in fair value are recognized in other income (expense) in the condensed consolidated statements of operations. The derivative liability is classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. A roll-forward of the derivative liability is presented in Note 6. Fair Value Measurements. Additional information regarding valuation techniques and fair value hierarchy classification is included in Note 6. Fair Value Measurements.

10.	CAPITAL STOCK

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

Series X Senior Convertible Preferred Stock

As of June 30, 2026 and December 31, 2025, there were 460,233 and 438,388 shares of series X senior convertible preferred stock issued and outstanding, respectively. For the six months ended June 30, 2026, cumulative dividends earned on the series X senior convertible preferred stock were $87,379. The cumulative accrued dividends for the six months ended June 30, 2026 were paid by the Company via the issuance of 21,845 shares of series X senior convertible preferred stock.

Non-redeemable Preferred Stock

Series A Preferred Stock

As of June 30, 2026 and December 31, 2025, there were 2 shares of series A preferred stock issued and outstanding.

Series B Preferred Stock

As of June 30, 2026 and December 31, 2025, there were no shares of series B preferred stock issued and outstanding. During the year ended December 31, 2025, all outstanding shares of series B preferred stock were converted into common stock.

Series C Preferred Stock

As of June 30, 2026 and December 31, 2025, there were no shares of series C preferred stock issued and outstanding. During the year ended December 31, 2025, all outstanding shares of series C preferred stock were converted into common stock.

Series E Preferred Stock

As of June 30, 2026 and December 31, 2025, there were no shares of series E preferred stock issued and outstanding, respectively. During the year ended December 31, 2025, all outstanding shares of series E preferred stock were converted into common stock.

Series F-1 Preferred Stock

As of June 30, 2026 and December 31, 2025, there were 3,875 shares of series F-1 preferred stock issued and outstanding.

Series I Preferred Stock

As of June 30, 2026 and December 31, 2025, there were no shares of series I preferred stock issued and outstanding. During the year ended December 31, 2025, all outstanding shares of series I preferred stock were converted into common stock.

Series L Preferred Stock

As of June 30, 2026 and December 31, 2025, there were 319,493 shares of series L preferred stock issued and outstanding.

Series N Senior Convertible Preferred Stock

As of June 30, 2026 and December 31, 2025, there were 1,099,957 and 1,037,311 shares of series N senior convertible preferred stock issued and outstanding, respectively. For the six months ended June 30, 2026, cumulative dividends earned on the series N senior convertible preferred stock were $250,581. The cumulative accrued dividends for the six months ended June 30, 2026 were paid by the Company via the issuance of 62,646 shares of series N senior convertible preferred stock.

Series Y Senior Convertible Preferred Stock

As of June 30, 2026 and December 31, 2025, there were 1,122,091 and 1,067,878 shares of series Y senior convertible preferred stock issued and outstanding, respectively. For the six months ended June 30, 2026, cumulative dividends earned on the series Y senior convertible preferred stock were $217,400. $216,848 in cumulative accrued dividends for the period December 2, 2025 through June 1, 2026 were paid by the Company via the issuance of 54,213 shares of series Y senior convertible preferred stock. At June 30, 2026, the total dividend payable was $35,661 (for the period June 2, 2026 through June 30, 2026).

Preferred Stock Transactions

During the six months ended June 30, 2026, the Company executed the following transactions:

•	An aggregate of 54,213 shares of series Y senior convertible preferred stock were issued with an aggregate value of $216,848.

•	An aggregate of 62,646 shares of series N senior convertible preferred stock were issued with an aggregate value of $250,581.

•	An aggregate of 21,845 shares of series X senior convertible preferred stock were issued with an aggregate value of $87,379.

During the six months ended June 30, 2025, the Company executed the following transactions:

•	An aggregate of 300,000 shares of series B preferred stock, 6 shares of series C preferred stock and 54,000 shares of series E preferred stock were issued in exchange for the cancellation of an aggregate of 391,500 shares of series I preferred stock.

•	An aggregate of 1,579,867 shares of series B preferred stock were converted into an aggregate of 1,053,248 shares of common stock.

•	An aggregate of 80 shares of series C preferred stock were converted into an aggregate of 266,668 shares of common stock.

•	An aggregate of 229,375 shares of series E preferred stock were converted into an aggregate of 152,917 shares of common stock.

•	An aggregate of 2,500 shares of series I preferred stock were converted into an aggregate of 1,667 shares of common stock.

•	An aggregate of 36,890 shares of series Y senior convertible preferred stock were issued with an aggregate value of $147,560.

•	An aggregate of 55,661 shares of series N senior convertible preferred stock were issued with an aggregate value of $222,638.

•	An aggregate of 19,791 shares of series X senior convertible preferred stock were issued with an aggregate value of $79,161.

Common Stock

Common Stock Purchase Agreement

On June 5, 2026, the Company entered into a Common Stock Purchase agreement (the “Purchase Agreement”) and a Registration Rights Agreement with an institutional investor (the “Investor”) pursuant to which the Investor has committed to purchase up to $25,000,000 of shares of the Company’s common stock; provided that such amount may be increased to $75,000,000 in the Company’s sole discretion (the “Total Purchase Commitment”). In consideration for the Investor’s commitment to purchase shares of common stock under the Purchase Agreement, the Company has agreed to issue to the Investor a number of shares of common stock equal to $250,000 (or $750,000 if the Total Purchase Commitment is increased to $75,000,000) equal to the closing price of the Company’s common stock on the effective date of the Registration Statement (as defined below) (the “Commitment Shares”), upon written demand by the Investor.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, shares of common stock in an amount of up to the Total Purchase Commitment. Sales under the Purchase Agreement will not commence until all of the conditions set forth in the Purchase Agreement have been satisfied, including that a registration statement on Form S-1 (the “Registration Statement”) is declared effective by the SEC and a final prospectus in connection therewith is filed (such conditions were satisfied effective as of July 7, 2026). Thereafter, the Company may, subject to the satisfaction of certain additional conditions set forth in the Purchase Agreement, from time to time and at its sole discretion, for a period of thirty-six (36) months, on any trading day that it selects, provided that the Closing Sale Price (as defined below) of the common stock is equal to or greater than $0.20 (unless such requirement is waived by the Investor) and that all shares of common stock subject to all prior purchases have been properly delivered to the Investor in accordance with the Purchase Agreement, direct the Investor to purchase up to a number of shares of common stock equal to the lesser of (i) 40% of the lowest Daily Value Traded (as defined below) of the common stock on the five (5) trading days immediately preceding the purchase date, (ii) 250,000 shares of common stock, or (iii) $250,000. For purposes of the Purchase Agreement, “Closing Sale Price” means the greater of (i) the then current book value of the common stock and (ii) the last closing trade price for the common stock on its principal trading market, as reported by Bloomberg L.P., and “Daily Value Traded” means the product obtained by multiplying the daily trading volume of the common stock during regular trading hours as reported by Bloomberg L.P. by the dollar volume-weighted average price for the common stock, as reported by Bloomberg L.P. through its “AQR” function, for such trading day.

The Company will control the timing and amount of any sales of common stock to the Investor. The purchase price of the shares that may be sold to the Investor under the Purchase Agreement will be equal to 97% of the lowest daily volume weighted average price of the common stock for the five (5) trading days immediately preceding the applicable purchase date; provided, however, that if the Investor waives the requirement that the Closing Sale Price is equal to or greater than $0.20 and purchases are made at less than $0.20, then the discount shall be adjusted to 90%, and the Company must reimburse the Investor for any incremental increase in trading commissions and clearing costs incurred in connection therewith. Pursuant to the Purchase Agreement, if the lowest trade price of the Company’s common stock on the trading day on which the shares are delivered via DWAC is lower than the price at which the shares were initially issued, the Company is required to issue additional shares, not to exceed 10% of the original purchase amount, to ensure the Investor receives the intended economic value of the purchase. These additional shares represent a post-settlement operational true-up and are recorded in equity when issued. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring after the date of the Purchase Agreement.

During the three months ended June 30, 2026, the Company did not issue any shares or receive any proceeds under the Purchase Agreement. Please also refer to Note 17. Subsequent Events.

The purchases are indexed to the Company’s own stock and meets the equity classification requirements of ASC 815-40. Accordingly, no derivative liability is recorded for this feature.

Common Stock Transactions

During the six months ended June 30, 2026, in addition to the conversions of preferred stock noted above, the Company issued common stock as part of the following transactions:

•	On January 6, 2026, the Company issued an aggregate of 16,667 shares of common stock in connection with a financing transaction that also included the issuance of convertible promissory notes and warrants. As the shares of common stock were freestanding equity instruments issued as part of a single financing unit, the fair value recognized by the Company was measured at its grant date fair value based on the closing market price as of January 6, 2026 of $5.10 per share and then allocated along with the fair values of the promissory note and the warrants to each instrument in the financing units. The allocated fair value of the shares was then recorded to additional paid-in-capital with a corresponding debt discount recognized in connection with the related promissory note. See also Note 8. Convertible Notes Payable and Note 11. Warrants.

•	On January 13, 2026, in accordance with an agreement effective November 24, 2025, which included a provision that entitles a consultant service provider to receive additional common shares in the event of a reverse stock split, the Company issued 200,000 shares of common stock to the provider subsequent to the reverse stock split which was effected by the Company on January 12, 2026. The Company recognized the fair value for the issuance of the 200,000 shares at the November 24, 2025 grant-date fair value of $2.55 per share, and recorded selling, general and administrative expense of $357,000 in the consolidated statement of operations.

•	On January 13, 2026, the Company issued 62,500 shares of common stock to an employee for services in settlement of a bonus payable totaling $228,000, of which 31,250 shares vested on the date of grant and 15,625 shares will vest on each of January 2, 2027 and January 2, 2028.

•	On January 14, 2026, the Company issued 13,761 shares of common stock to a legal service provider. The Company recognized the fair value for the issuance of the 13,761 shares of $60,000 per the service agreement, and recorded selling, general and administrative expense in the consolidated statement of operations.

•	On January 16, 2026, the Company issued an aggregate of 20,000 shares of common stock in connection with a financing transaction that also included the issuance of convertible promissory notes and warrants. As the shares of common stock were freestanding equity instruments issued as part of a single financing unit, the fair value recognized by the Company was measured at its grant date fair value based on the closing market price as of January 20, 2026 (date funds received by the Company) of $4.00 per share and then allocated along with the fair values of the promissory note and the warrants to each instrument in the financing unit. The allocated fair value of the shares was then recorded to additional paid-in-capital with a corresponding debt discount recognized in connection with the related promissory note. See also Note 8. Convertible Notes Payable and Note 11. Warrants.

•	On January 31, 2026, the Company cancelled 6,667 shares of common stock following the forfeiture of the underlying award. The cancelled shares were returned to the status of authorized and unissued common stock and the $29,667 value of the award was removed from unearned compensation. Stock Compensation expense had not yet been recorded for this award at the time of cancellation.

•	On February 3, 2026, the Company issued 556,528 shares of common stock pursuant to a conversion agreement with Alex Cunningham, the Company’s Chief Executive Officer, for which deferred compensation in the amount of $2,365,242 owed to Mr. Cunningham was cancelled. The number of shares issued was determined based on the closing market price of the Company’s common stock of $4.25 on January 28, 2026. Because the underlying compensation was fully earned and the fair value of equity issued equals the amount accrued, the settlement was accounted for as an equity issuance with no impact on the Company’s consolidated statements of operations. The Company recorded a reduction to accrued compensation and a corresponding increase to stockholders’ equity upon issuance of the shares. See also Note 5. Related Party Transactions.

•	On February 28, 2026, the Company cancelled 5,000 shares of common stock following the forfeiture of the underlying award. The cancelled shares were returned to the status of authorized and unissued common stock and the $22,250 value of the award was removed from unearned compensation. In accordance with ASC 718, previously recorded stock compensation expense of $1,854 was removed from the consolidated statement of operations at the time of cancellation.

•	On March 6, 2026, the Company issued 588,249 shares of common stock pursuant to a conversion agreement with Daniel Thompson, the Company’s former Chairman of the Board, for which deferred compensation in the amount of $2,352,994 owed to Mr. Thompson was cancelled. The number of shares issued was determined based on the closing market price of the Company’s common stock of $4.00 on March 4, 2026. Because the underlying compensation was fully earned and the fair value of equity issued equals the amount accrued, the settlement was accounted for as an equity issuance with no impact on the Company’s consolidated statements of operations. The Company recorded a reduction to accrued compensation and a corresponding increase to stockholders’ equity upon issuance of the shares. See also Note 5. Related Party Transactions.

•	On March 19, 2026, the Company issued 19,614 shares of common stock to an investor relations service provider. The Company recognized the fair value for the issuance of the 19,614 shares of $30,000 per the service agreement in settlement of stock compensation payable.

•	On April 1, 2026, the Company issued an aggregate of 15,000 shares of restricted common stock under the Company’s 2024 Equity Incentive Plan to three board members for their annual retainer grants for the fiscal year 2026, with shares vesting in equal parts over the course of four quarters on July 1, 2026, October 1, 2026, January 1, 2027, and April 1, 2027. As of April 1, 2026, the Company recognized the fair value for the issuance of the vested shares at $2.42 per share based on the closing market price on the grant date. Share-based compensation expense of $9,064 was recorded in the consolidated statement of operations for the three months ended June 30, 2026. Unearned compensation for this award was $27,191 at June 30, 2026.

•	On April 1, 2026, the Company issued an aggregate of 4,175 shares of common stock to various holders of our convertible notes as payment of quarterly accrued interest.

•	On April 17, 2026, the Company issued 100,000 shares of common stock to a consulting service provider per the terms of an extension of a service agreement for services to be provided through July 2026. The shares were issued related to the extension period, and as such, the measurement date is the issuance date with the fair value of the issuance measured at $1.45 per share based on the closing market price on April 17, 2026. As the shares are payment for future services, the fair value was initially recorded as a prepaid expense on the condensed consolidated balance sheet and will be expensed to share-based compensation expense over the term of the agreement. As of June 30, 2026, share-based compensation expense of $120,833 was recorded in the consolidated statement of operations.

•	On April 30, 2026, the Company cancelled 3,334 shares of common stock following the forfeiture of the underlying award. The cancelled shares were returned to the status of authorized and unissued common stock and the $14,833 value of the award was removed from unearned compensation. In accordance with ASC 718, previously recorded stock compensation expense of $3,708 was removed from the consolidated statement of operations at the time of cancellation.

During the six months ended June 30, 2025, in addition to the conversions of preferred stock noted above, the Company issued common stock as part of the following transactions:

•	In June 2025, as part of a legal settlement, the Company retired 19,750 shares of common stock.
•	On June 30, 2025, the Company issued 5,000 shares of common stock to an investor relation service provider. The Company recognized the fair value for the issuance of the 5,000 shares at $19.50 per share on the closing market price of June 30, 2025 and recorded selling, general and administrative expense of $97,500 in the consolidated statement of operations.

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

Share-based compensation expense is attributable to the issuance of the Company’s common stock, restricted common stock awards, stock option awards and preferred stock granted to non-employee independent directors, employees and service providers for services rendered. The Company recognizes expense using a straight-line amortization method as reflected in general and administrative expense in the consolidated statement of operations. Total share-based compensation expense in the consolidated statement of operations for the three months ended June 30, 2026, and 2025 was $366,939 and $97,500, respectively. Total share-based compensation expense for the three months ended June 30, 2026, includes $228,106 of employee related expense for the issuance of restricted stock grants and stock options that were recorded to stock compensation expense and $138,833 related to the issuance of the Company’s common stock to external service providers that were recorded to professional fees. Total share-based compensation expense for the three months ended June 30, 2025, included $97,500 related to the issuance of the Company’s common stock to external service providers that were recorded to professional fees.

Total share-based compensation expense in the consolidated statement of operations for the six months ended June 30, 2026, and 2025 was $1,031,135 and $97,500, respectively. Total share-based compensation expense for the six months ended June 30, 2026, includes $460,302 related to the issuance of restricted stock grants and stock options to employees that were recorded to stock compensation expense, as well as $570,833 related to the issuance of the Company’s common stock to external service providers that were recorded to professional fees. Total share-based compensation for the six months ended June 30, 2025, includes $97,500 related to the issuance of the Company’s common stock to external service providers that were recorded to professional fees.

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

Non-Vested Common Stock

Share-based compensation expense related to non-vested common stock of $112,293 and $0 was recorded in the consolidated statement of operations for the three months ended June 30, 2026 and 2025, respectively. Share-based compensation expense related to non-vested common stock of $228,676 and $0 was recorded in the consolidated statement of operations for the six months ended June 30, 2026 and 2025, respectively. Total unrecognized compensation cost related to unvested awards was $241,066 and $0 as of June 30, 2026 and 2025, respectively, which is expected to be recognized over a weighted-average period of 0.63 of a year.

On April 1, 2026, the Company issued an aggregate of 15,000 shares of the Company’s restricted common stock for the annual Director’s share grant award. The award will vest in equal parts over the course of four (4) quarters (i.e., January 1, April 1, July 1 and October 1) commencing on July 1, 2026. On April 17, 2026, in accordance with an extension of an agreement effective November 24, 2025, the Company issued 100,000 shares of common stock to a consulting service provider for services to be rendered. The award vests in equal parts over the course of April 2026 through July 2026. On January 13, 2026, the Company issued a restricted stock award for 62,500 shares of common stock.

Stock Options

On December 11, 2025, the Company granted stock options to purchase 90,002 shares of its common stock to certain employees and directors under the Plan. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. During the three and six months ended June 30, 2026, the Company recognized $115,813 and $231,626 in share-based compensation expense related to these options, respectively. Total unrecognized compensation cost at June 30, 2026 is $115,813 and the weighted-average remaining amortization period is 0.25 of a year.

11.	WARRANTS

During the fourth quarter of 2025, the Company issued a three-year warrant to purchase 100,000 shares of common stock at $3.00 per share with an investor relations firm as part of a service agreement which provides that the warrant is subject to vesting 30 days prior to the date that the Company’s common stock is listed on a national securities exchange. As of June 30, 2026, the listing had not occurred and was not considered probable yet based on the status of the Company’s application and the remaining substantive listing requirements. Accordingly, no fair value has been calculated and no liability or equity instrument has been recognized related to the warrant as of June 30, 2026. If the listing occurs in a future period, the Company will recognize the warrant at its fair value on the date the listing becomes probable or is satisfied with the corresponding impact recorded in equity. See also Note 10. Capital Stock.

In December 2025, the Company entered into a financing arrangement pursuant to which it issued a twelve-month convertible promissory note with a principal amount of $50,000, together with a warrant to purchase 16,667 shares of common stock at $9.00 per share and 1,667 shares of common stock. The Company concluded that the note, warrant and common shares represent freestanding financial instruments issued as a single financing unit and, accordingly, allocated the total transaction proceeds to each instrument based on their relative fair values. The $1.72 per share fair value of the warrant was estimated using a Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrant and common shares was recorded as a debt discount and is being amortized to interest expense over the contractual term of the note. See also Note 8. Convertible Notes Payable and Note 10. Capital Stock.

In December 2025, the Company entered into a financing arrangement pursuant to which it issued a twelve-month convertible promissory note with a principal amount of $150,000, together with a warrant to purchase 50,000 shares of common stock at $9.00 per share and 5,000 shares of common stock. The Company concluded that the note, warrant and common shares represent freestanding financial instruments issued as a single financing unit and, accordingly, allocated the total transaction proceeds to each instrument based on their relative fair values. The $1.76 per share fair value of the warrant was estimated using a Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrant and common shares was recorded as a debt discount and is being amortized to interest expense over the contractual term of the note. See also Note 8. Convertible Notes Payable and Note 10. Capital Stock.

Also, during December 2025, the Company issued a three-year warrant to purchase 33,334 shares of common stock at $9.00 per share with an investor relations firm in connection with a financing transaction that also included the issuance of a convertible promissory note and restricted common shares. Upon funding of the convertible promissory note in January 2026, the note, warrant and common shares issued were accounted for as a single financing unit and, accordingly, the total transaction proceeds were allocated to each instrument based on their relative fair values. The $5.00 per share fair value of the warrant was estimated using a Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrant and common shares was recorded as a debt discount and is being amortized to interest expense over the contractual term of the note. See also Note 8. Convertible Notes Payable and Note 10. Capital Stock.

On January 14, 2026, the Company issued a three-year warrant to purchase 40,000 shares of common stock at $9.00 per share with an accredited investor in connection with a financing transaction that also included the issuance of a convertible promissory note and restricted common shares. Upon funding the convertible promissory note on January 20, 2026, the note, warrant and common shares issued were accounted for as a single financing unit and, accordingly, the total transaction proceeds were allocated to each instrument based on their relative fair values. The $3.91 per share fair value of the warrant was estimated using a Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrant and common shares was recorded as debt discount and is being amortized to interest expense over the contractual term of the note. See also Note 8. Convertible Notes Payable and Note 10. Capital Stock.

The table below sets forth warrant activity during the six months ended June 30, 2026 and 2025:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2026	201,048	$24.05
Granted	40,000	9.00
Exercised	–	–
Expired	(1,029)	3,375
Balance at June 30, 2026	240,019	7.17
Warrants Exercisable at June 30, 2026	140,019	$10.16

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2025	1,050	$3,538.93
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at June 30, 2025	1,050	3,538.93
Warrants Exercisable at June 30, 2025	1,050	$3,538.93

12.	GOODWILL

The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the six months ended June 30, 2026 and 2025, the Company determined that no impairment triggers occurred and no impairment indicators were present.

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

The Company leases eleven medical facilities and one vehicle as operating leases as of June 30, 2026. The Company recorded operating lease expenses of $90,608 and $115,447 for the three months ended June 30, 2026 and 2025, respectively, and $187,108 and $234,518 for the six months ended June 30, 2026 and 2025, respectively. Lease expense includes all rent payments for all leased facilities, including those subject to the Company’s short-term lease election under ASC 842. Under this election, leases with terms of 12 months or less are not recorded as right-of-use assets or lease liabilities, but the related rent expense is included in total lease expense.

Only leases that result in recognized right-of-use assets and lease liabilities are included in the future minimum lease payments table below. Short-term leases accounted for under the 12-month election are excluded from the future commitments disclosure.

The Company has operating lease liabilities with future commitments as follows:

Amount
July 2026 – June 2027	$112,933
Total Future Undiscounted Lease Payments	$112,933
Less imputed interest	3,953
Total lease obligations	$108,980

The following table summarizes supplemental information about the Company’s leases:

Weighted-average remaining lease term	0.94 years
Weighted-average discount rate	7.35%

Employees

In connection with separate employment agreements and related addendums with Alex Cunningham, the Company’s Chairman, President and Chief Executive Officer, and Daniel Thompson, the Company’s former Chairman, from time to time the Company accrued each of their respective compensation elements at their election rather than pay them in cash to Accrued expenses - related parties in the Company’s consolidated balance sheet. The total outstanding accrued compensation as of June 30, 2026 and December 31, 2025 for Alex Cunningham was $162,250 and $2,163,000, respectively, and for Daniel Thompson was $0 and $2,237,167, respectively, all of which is included in Accrued expenses – related parties in the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. The total interest accrued as of June 30, 2026 was $1,013 for Alex Cunningham and $0 for Daniel Thompson. See also Note 5. Related Parties and Note 7. Notes and Loans Payable.

14.	LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

On May 1, 2026, Daniel R. Thompson, the Company’s former Chairman of the Board and a significant stockholder, commenced a lawsuit against the Company by filing a complaint against it in the Eighth Judicial District Court, Clark County, Nevada. In the complaint, Mr. Thompson alleges that he entered into an employment agreement and addendum thereto with the Company, and that we failed to provide him with restricted preferred stock and separation compensation allegedly owed to him under those agreements, and he alleges that the Company has improperly continued to defer payment of accrued salary and other compensation he claims to be owed. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Mr. Thompson alleges damages in an unspecified amount in excess of $15,000 under each of those claims. Mr. Thompson also seeks declaratory relief regarding compensation that he claims to be owed and regarding the validity of a conversion agreement between him and the Company. Pursuant to the conversion agreement, Mr. Thompson agreed to cancel $2,352,994 in deferred compensation owed to him in exchange for receiving 588,249 shares of common stock. Mr. Thompson contends in the complaint that he revoked the conversion agreement or that it is otherwise unenforceable and, in the alternative, seeks its reformation to provide that it was contingent on the successful uplisting of the Company’s stock to the Nasdaq Stock Market. The complaint also asserts a claim for accounting, seeking inspection of the Company’s books, records, and accounts. The complaint also seeks an award of attorneys’ fees and costs.

On May 21, 2026, the Company filed a motion to dismiss Mr. Thompson’s complaint, arguing, among other things, that the employment agreement contains a prelitigation mediation requirement that Mr. Thompson did not satisfy before filing suit. Mr. Thompson opposed the motion and filed a countermotion for partial summary judgment, contending that he is entitled to separation package compensation totaling $1,350,000 under the addendum to the employment agreement. On July 17, 2026, the court entered an order that granted the Company’s motion to dismiss without prejudice, dismissed the countermotion without prejudice, and dismissed the case without prejudice so that the parties may submit to mediation for 60 days before commencing any claims for breach of the employment agreement. In that order, the court found that the addendum to the employment agreement did not remove the prelitigation mediation requirement but, rather, expressly preserved it.

Should Mr. Thompson re-file a lawsuit asserting the same claims he asserted in the dismissed lawsuit, the Company intends to vigorously defend against those claims. Although the Company believes that it would have meritorious defenses to such claims, the Company is unable to reasonably estimate the potential loss or range of loss, if any, that may result from the litigation of such claims because the outcome of litigation is inherently uncertain. It is possible that an adverse outcome in such litigation, if it were to be commenced, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, and prospects.

15.	INCOME TAXES

At June 30, 2026, the Company had federal and state net operating loss carry forwards of approximately $24.4 million that expire in various years through the year 2041. Due to current period losses and carryforwards of past net operating losses, there is no provision for current federal or state income taxes for the three and six months ended June 30, 2026 and 2025.

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

16.	SEGMENT REPORTING

As of June 30, 2026, the Company had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

(1)	Healthcare (Nova)
(2)	Real Estate (Edge View)

These segments are a result of differences in the nature of the products and services sold. Their operating results are regularly reviewed by the Company’s chief operating decision maker group, which consists of the Chairman of the Board and Chief Executive Officer (a dual role held by the same individual) and the Chief Financial Officer. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments.

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

The accounting policies of the segments are the same as those described in Note 1. Summary of Significant Accounting Policies. Management uses revenues, cost of sales, operating expenses, (loss) income from subsidiaries and (loss) income before taxes to evaluate and measure its subsidiaries’ success. To help the segments achieve optimal operating performance, management retains the prior owners of the subsidiaries and allows them to do what they do best, which is run the business. Additionally, management monitors key metrics primarily revenues and income from operations in order to allocate resources accordingly.

	June 30, 2026	December 31, 2025
Asset:
Healthcare	$29,304,827	$27,349,522
Real Estate	536,236	540,522
Corporate, administration and other	839,774	1,196,901
Consolidated assets	$30,680,837	$29,086,945

	Three Months Ended June 30,
	2026	2025
Revenues:
Healthcare	$2,159,557	$2,789,007
Real Estate	–	–
Consolidated revenues	$2,159,557	$2,789,007

Cost of sales:
Healthcare	$977,242	$1,093,748
Real Estate	–	–
Consolidated cost of sales	$977,242	$1,093,748

Operating Expenses:
Healthcare
Depreciation expense	$253	$763
Selling, general and administrative	201,663	217,453
Total Healthcare	201,916	218,216
Real Estate	2,133	18,350
Corporate, administration and other expenses (a)	1,522,909	849,016
Consolidated operating expenses	$1,726,958	$1,085,582

(Loss) Income from operations from subsidiaries:
Healthcare	$980,399	$1,477,043
Real Estate	(2,133)	(18,350)
Income from operations from subsidiaries	978,266	1,458,693
Loss from operations from Cardiff Lexington	(1,522,909)	(849,016)
Total (loss) income from operations	$(544,643)	$609,677

(Loss) Income before taxes
Healthcare	$980,399	$1,477,043
Real Estate	(2,133)	(18,350)
Corporate, administration and other non-operating expenses (b)	(3,457,172)	(2,685,088)
Consolidated loss from continuing operations	$(2,478,906)	$(1,226,395)

	Six Months Ended June 30,
	2026	2025
Revenues:
Healthcare	$4,381,837	$5,704,574
Real Estate	–	–
Consolidated revenues	$4,381,837	$5,704,574

Cost of sales:
Healthcare	$1,881,467	$2,168,782
Real Estate	–	–
Consolidated cost of sales	$1,881,467	$2,168,782

Operating Expenses:
Healthcare
Depreciation expense	$846	$4,128
Loss on disposal of fixed assets	–	12,593
Selling, general and administrative	403,110	587,689
Total Healthcare	403,956	604,410
Real Estate	4,286	29,118
Corporate, administration and other expenses (a)	3,147,930	1,748,653
Consolidated operating expenses	$3,556,172	$2,382,181

(Loss) Income from operations from subsidiaries:
Healthcare	$2,096,414	$2,931,382
Real Estate	(4,286)	(29,118)
Income from operations from subsidiaries	2,092,128	2,902,264
Loss from operations from Cardiff Lexington	(3,147,930)	(1,748,653)
Total (loss) income from operations	$(1,055,802)	$1,153,611

(Loss) Income before taxes
Healthcare	$2,096,414	$2,929,785
Real Estate	(4,286)	(29,118)
Corporate, administration and other non-operating expenses (b)	(7,663,108)	(4,577,839)
Consolidated loss from continuing operations	$(5,570,980)	$(1,677,172)

(a)	Corporate, administration and other operating expenses includes payroll, management fees, stock compensation, legal fees, accounting fees and public company/investor relations fees.

(b)	Corporate, administration and other non-operating expenses includes corporate selling, general and administrative expenses such as noted above as well as interest, amortization of notes payable discount and gain on settlement of debt.

17.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to June 30, 2026 to the date these consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

Additional Stock Issuances

On July 1, 2026, the Company issued an aggregate of 7,831 shares of common stock in payment of accrued interest on convertible promissory notes outstanding as of June 30, 2026.

Also on July 1, 2026, the Company issued an aggregate of 40,645 shares of common stock in payment of services rendered to two consulting service providers.

On July 13, 2026, the Company issued 166,667 shares of common stock for the Commitment Shares required under the Purchase Agreement. Additionally, on July 13, 2026, the Company completed a purchase under the Purchase Agreement and issued 20,619 shares of common stock for proceeds of $30,000.

On July 28, 2026, the holder of a convertible promissory note elected to convert the outstanding principal, accrued interest and fees totaling $42,205 into 113,302 shares of the Company’s common stock at a conversion price of $0.3725 per share.

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

We are focused on the acquisition of orthopedic and related modality practices with strong organic growth plans that are materially cash generative to maximize value and provide greater coverage for our patients, and diversification and risk mitigation for our stockholders.

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

Recent Developments

Common Stock Purchase Agreement

On July 13, 2026, the Company issued 166,667 shares of common stock for the Commitment Shares required under the Purchase Agreement described below. Additionally, on July 13, 2026, the Company completed a purchase under the Purchase Agreement and issued 20,619 shares of common stock for proceeds of $30,000.

Segments

As of June 30, 2026, we had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended June 30, 2026 and 2025, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$2,159,557	100.00%	$2,789,007	100.00%
Total cost of sales	977,242	45.25%	1,093,748	39.22%
Gross profit	1,182,315	54.75%	1,695,259	60.78%
Operating expenses
Depreciation expense	253	0.01%	763	0.03%
Share-based compensation	366,939	16.99%	97,500	3.50%
Selling, general and administrative	1,359,766	62.97%	987,319	35.40%
Total operating expenses	1,726,958	79.97%	1,085,582	38.92%
(Loss) income from operations	(544,643)	(25.22)%	609,677	21.86%
Other (expense) income
Derivative liability gain on issuance and changes in fair value	226,049	10.47%	–	–
Interest expense	(2,137,419)	(98.97)%	(1,836,072)	(65.83)%
Amortization of debt discounts	(22,893)	(1.06)%	–	–
Total other expense	(1,934,263)	(89.57)%	(1,836,072)	(65.83)%
Net loss	$(2,478,906)	(114.79)%	$(1,226,395)	(43.97)%

Revenue. For the three months ended June 30, 2026 and 2025, all our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue decreased by $629,450, or 22.57%, to $2,159,557 for the three months ended June 30, 2026 from $2,789,007 for the three months ended June 30, 2025. The decline in revenue was mainly driven by a lower implicit realization rate on patient case claim settlements, slightly offset by gradually increasing overall patient visits volumes and billed procedures. The realization rate decreased to 41% for the second quarter of 2026 (unchanged from the prior quarter 2026), compared with 43% for the second quarter of 2025 (unchanged from the prior quarter 2025).

Cost of sales. Our cost of sales consists of surgical center and laboratory fees, physician and professional fees, salaries and wages and medical supplies. Our total cost of sales decreased by $116,506, or 10.65%, to $977,242 for the three months ended June 30, 2026 from $1,093,748 for the three months ended June 30, 2025. As a percentage of revenue, cost of sales increased from 39.22% for the three months ended June 30, 2025 to 45.25% for the three months ended June 30, 2026. The increase is attributable to a decrease in revenue as noted above, which more than offset decreases in personnel related expenses and laboratory fees.

Gross profit. As a result of the foregoing, our total gross profit decreased by $512,944, or 30.26%, to $1,182,315 for the three months ended June 30, 2026 from $1,695,259 for the three months ended June 30, 2025. Our total gross margin (as a percentage of revenue) decreased from 60.78% for the three months ended June 30, 2025 to 54.75% for the three months ended June 30, 2026.

Depreciation expense. Our depreciation expense was $253, or 0.01% of revenue, for the three months ended June 30, 2026, as compared to $763, or 0.03% of revenue, for the three months ended June 30, 2025.

Share-based compensation expense. Share-based compensation expense was $366,939 and $97,500 for the three months ended June 30, 2026 and 2025, respectively. Share-based compensation expense in 2026 consisted of expense related to the issuance of common stock to our board of directors, officers and employees, our investor relations firm and other consultants for services provided. Share-based compensation expense in 2025 consisted of expense related to the issuance of common stock to our investor relations firm.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries and bonuses plus related payroll taxes, advertising expenses, professional advisor fees, credit losses, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses increased by $372,447, or 37.72%, to $1,359,766 for the three months ended June 30, 2026 from $987,319 for the three months ended June 30, 2025. As a percentage of revenue, our selling, general and administrative expenses were 62.97% and 35.40% for the three months ended June 30, 2026 and 2025, respectively. The increase in selling, general and administrative expenses was primarily attributable to an increase in professional fees.

Total other (expense) income. We had $1,934,263 in total other expense, net, for the three months ended June 30, 2026, as compared to $1,836,072 in total other expense, net, for the three months ended June 30, 2025. Total other expense, net, for the three months ended June 30, 2026 consisted of interest expense of $2,137,419 and amortization of debt discounts of $22,893, offset slightly by a $226,049 gain from the change in fair value of the derivative liability. Other expense, net, for the three months ended June 30, 2025 consisted entirely of interest expense. The increase in interest expense is primarily attributable to the increase in initial and incremental fees charged on the number of existing purchases and claims under the line of credit described below. The convertible notes derivative liabilities are remeasured at fair value each reporting period using a Monte Carlo simulation model and the commitment shares derivative liability using a Black-Scholes option-pricing model. Changes in assumptions, as well as changes in our stock price during the period, resulted in a decrease in the estimated fair value of the derivative liability and the corresponding gain.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $2,478,906 for the three months ended June 30, 2026, as compared to $1,226,395 for the three months ended June 30, 2025, an increase in loss of $1,252,511, or 102.13%.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations during the six months ended June 30, 2026 and 2025, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$4,381,837	100.00%	$5,704,574	100.00%
Total cost of sales	1,881,467	42.94%	2,168,782	38.02%
Gross profit	2,500,370	57.06%	3,535,792	61.98%
Operating expenses
Depreciation expense	846	0.02%	4,128	0.07%
Loss on disposal of fixed assets	–	–	12,593	0.22%
Share-based compensation	1,031,135	23.53%	97,500	1.71%
Selling, general and administrative	2,524,191	57.61%	2,267,960	39.76%
Total operating expenses	3,556,172	81.16%	2,382,181	41.76%
(Loss) income from operations	(1,055,802)	(24.09)%	1,153,611	20.22%
Other (expense) income
Other income (expense)	10,081	0.23%	(1,597)	(0.03)%
Derivative liability loss on issuance and changes in fair value	(442,772)	(10.10)%	–	–
Interest expense	(4,048,156)	(92.38)%	(2,829,186)	(49.60)%
Amortization of debt discounts	(34,331)	(0.78)%	–	–
Total other expense	(4,515,178)	(103.04)%	(2,830,783)	(49.62)%
Net loss	$(5,570,980)	(127.14)%	$(1,677,172)	(29.40)%

Revenue. For the six months ended June 30, 2026 and 2025, all our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue decreased by $1,322,737, or 23.19%, to $4,381,837 for the six months ended June 30, 2026 from $5,704,574 for the six months ended June 30, 2025. The decrease in revenue is mainly attributable to a slight decrease in billed surgical procedure services in the first half of 2026 from the first half of 2025 as well as a lower implicit realization rate on patient case claim settlements. The realization rate decreased to 41% for the first half of 2026, compared with 43% for the first half of 2025.

Cost of sales. Our total cost of sales decreased by $287,315, or 13.25%, to $1,881,467 for the six months ended June 30, 2026 from $2,168,782 for the six months ended June 30, 2025. As a percentage of revenue, cost of sales increased from 38.02% for the six months ended June 30, 2025 to 42.94% for the six months ended June 30, 2026. The increase is attributable to a decrease in revenue as noted above, which more than offset decreases in personnel related expenses and laboratory fees.

Gross profit. As a result of the foregoing, our total gross profit decreased by $1,035,422, or 29.28%, to $2,500,370 for the six months ended June 30, 2026 from $3,535,792 for the six months ended June 30, 2025. Our total gross margin (as a percentage of revenue) decreased from 61.98% for the six months ended June 30, 2025 to 57.06% for the six months ended June 30, 2026.

Depreciation expense. Our depreciation expense was $846, or 0.02% of revenue, for the six months ended June 30, 2026, as compared to $4,128, or 0.07% of revenue, for the six months ended June 30, 2025.

Loss on disposal of fixed assets. For the six months ended June 30, 2025, we recognized a loss on disposal of fixed assets of $12,593, which resulted from the identification of certain medical equipment that was no longer functional in our medical facilities.

Share-based compensation expense. Share-based compensation expense was $1,031,135 and $97,500 for the six months June 30, 2026 and 2025, respectively. Share-based compensation expense in 2026 consisted of expense related to the issuance of common stock to our board of directors, officers and employees, our investor relations firm and other consultants for services provided. Share-based compensation expense in 2025 consisted of expense related to the issuance of common stock to our investor relations firm.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased by $256,231, or 11.30%, to $2,524,191 for the six months ended June 30, 2026 from $2,267,960 for the six months ended June 30, 2025. As a percentage of revenue, our selling, general and administrative expenses were 57.61% and 39.76% for the six months ended June 30, 2026 and 2025, respectively. The increase in selling, general and administrative expenses was primarily attributable to an increase in professional fees, offset slightly by lower rent expense and travel expenses as well as a lower credit loss expense recorded.

Total other (expense) income. We had $4,515,178 in total other expense, net, for the six months ended June 30, 2026, as compared to $2,830,783 in total other expense, net, for the six months ended June 30, 2025. Total other expense, net, for the six months ended June 30, 2026 consisted of interest expense of $4,048,156, a $442,772 loss from issuance or change in fair value of the derivative liability, and amortization of debt discounts of $34,331. These expenses were offset slightly by other income of $10,081 from the return of funds related to a fraudulent bank transaction. Other expense, net, for the six months ended June 30, 2025 consisted of interest expense of $2,829,186 and other expense of $1,597. The increase in interest expense is primarily attributable to the increase in initial and incremental fees charged on the number of existing purchases and claims under the line of credit described below. The derivative liability is remeasured at fair value each reporting period using a Monte Carlo simulation model. Changes in assumptions, as well as changes in our stock price during the period, resulted in a decrease in the estimated fair value of the derivative liability and the corresponding loss.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $5,570,980 for the six months ended June 30, 2026, as compared to $1,677,172 for the six months ended June 30, 2025, an increase in loss of $3,893,808, or 232.17%.

Liquidity and Capital Resources

As of June 30, 2026, we had $217,654 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. We have sustained operating losses since inception and have an accumulated deficit of $85,617,319 as of June 30, 2026 and have a negative cash flow from operations of $668,649 for the six months ended June 30, 2026. These factors raise a substantial doubt about our company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if we are unable to continue as a going concern.

The ability of our company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management has prospective investors and believes the raising of capital will allow us to fund our cash flow shortfalls and pursue new acquisitions. However, there can be no assurance that we will be able to obtain sufficient capital from debt or equity transactions or from operations in the necessary time frame or on terms acceptable to us. Furthermore, the sale of additional equity securities could result in dilution to our stockholders and the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans. In addition, increases in expenses may require cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. Should we not be able to raise sufficient funds, it may cause cessation of operations.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(668,649)	$(1,889,003)
Net cash provided by financing activities	567,768	1,260,533
Net change in cash	(100,881)	(628,470)
Cash at beginning of period	318,535	1,188,185
Cash at end of period	$217,654	$559,715

Our net cash used in operating activities from continuing operations was $668,649 for the six months ended June 30, 2026, as compared to $1,889,003 for the six months ended June 30, 2025. The primary drivers of our net cash used in operating activities for the six months ended June 30, 2026 are our net loss of $5,570,980 and an increase of $1,684,667 in accounts receivable, offset by an increase of $4,165,687 in interest expense from the line of credit, the loss on issuance or change in value of the derivative liability of $442,772, stock compensation expense or shares issued for services rendered of $1,031,135, an increase of $339,108 in accounts payable and other accrued expenses, and an increase in accrued related parties compensation expense of $626,247. For the six months ended June 30, 2025, the primary drivers of our net cash used in operating activities was our net loss of $1,677,172 and an increase of $3,371,656 in accounts receivable, offset by increases of $2,579,283 in interest expense in the line of credit balance, $119,855 in accounts payable and other accrued expenses, $112,468 in accrued related parties compensation, and $137,211 in accrued interest.

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

We periodically evaluate our estimated settlement realization rate at which revenue is recorded in accordance with ASC 606. This includes a monthly review of historical data and settlement realization rates, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and the Company’s third-party medical billing company in order to determine the variable consideration under ASC 606 and the net transaction price. For the six months ended June 30, 2026 and 2025, we realized a 41% and 43% average settlement rate of its gross billed charges, respectively.

We had no investing activities for the six months ended June 30, 2026 and 2025.

Our net cash provided by financing activities was $567,768 for the six months ended June 30, 2026, as compared to $1,260,533 for the six months ended June 30, 2025. Net cash provided by financing activities for the six months ended June 30, 2026 consisted of proceeds from the issuance of convertible notes totaling $1,113,889, offset by net payments on the line of credit of $236,646, payments of debt issuance costs of $195,089, payment of note payable of $110,000 and repayments of the Small Business Administration loan described below of $4,386. Net cash provided by financing activities for the six months ended June 30, 2025 consisted of proceeds from line of credit of $1,464,919, offset by the payment of note payable of $150,000, payment of preferred stock dividends of $50,000 and repayments of the Small Business Administration loan described below of $4,386.

Convertible Notes

As of June 30, 2026, we had convertible debt outstanding, at carrying value, of $302,765. During the six months ended June 30, 2026, we received $918,800 in net proceeds from convertible notes and settled accrued interest totaling $10,784 in 4,175 shares of our common stock. Debt discounts associated with the convertible debt at June 30, 2026 were $1,061,124. Please see Note 8. Convertible Notes Payable to the accompanying unaudited condensed consolidated financial statements for a description of the terms of our convertible debt.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at June 30, 2026 and the accrued interest was $10,842. We assigned all our receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration Loans

On June 2, 2020, we obtained a loan from the Small Business Administration of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at June 30, 2026 was $141,843 and $0, respectively.

Line of Credit

We maintain a revolving purchase and security agreement with DML HC Series, LLC, or DML, which is accounted for as a secured borrowing. Under the facility, eligible accounts receivable are pledged as collateral, and advances of up to 70% of eligible receivables may be requested, subject to a maximum advance amount of $23,000,000. The related accounts receivable remain recorded as assets on our balance sheet, and the amounts drawn are recorded as a liability under ‘Line of Credit’ until repaid. We are required to repurchase or replace certain ineligible or uncollected receivables. Collections on pledged receivables are remitted directly to the lender and applied against outstanding borrowings. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 28, 2028. As of June 30, 2026, we had an outstanding balance of $21,138,949 against the revolving receivable line of credit and accrued interest of $653,551.

Related Party Loans

On June 30, 2026, we issued an unsecured promissory note in the principal amount of $233,333 to Daniel Thompson, our former Chairman of the Board and a significant stockholder, to resolve outstanding accrued compensation obligations. The note bears interest at 5% annually and matures on June 30, 2028. As of June 30, 2026, we had an outstanding balance of $233,333 on this note and accrued interest of $1,446.

On March 6, 2026, we entered into a lock-up and compensation resolution agreement with Daniel Thompson to resolve outstanding accrued compensation obligations. Under the agreement, we issued an unsecured promissory note in the principal amount of $116,667 bearing interest at 10% annually, payable interest-only in year one and 50% principal in each of years two and three, with all amounts due within three years. As of June 30, 2026, we had an outstanding balance of $116,667 on this note and accrued interest of $22,071.

On December 21, 2025, in connection with bonuses earned by certain employees, we issued promissory notes in the aggregate principal amount of $1,085,703, in lieu of cash payment, including a promissory note in the principal amount of $460,000 to Alex Cunningham, our Chairman and Chief Executive Officer, a promissory note in the principal amount of $122,550 to Matthew T. Shafer, our Chief Financial Officer, and a promissory note in the principal amount of $460,000 to Daniel Thompson. These notes bear interest of 5% per annum and matured on June 30, 2026. As of June 30, 2026, these loans are in default, had an outstanding balance of $1,085,703 and accrued interest of $28,555.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2026. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceeding or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On May 1, 2026, Daniel R. Thompson, our former Chairman of the Board and a significant stockholder, commenced a lawsuit against our company by filing a complaint against it in the Eighth Judicial District Court, Clark County, Nevada. In the complaint, Mr. Thompson alleges that he entered into an employment agreement and addendum thereto with us, and that we failed to provide him with restricted preferred stock and separation compensation allegedly owed to him under those agreements, and he alleges that we have improperly continued to defer payment of accrued salary and other compensation he claims to be owed. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Mr. Thompson alleges damages in an unspecified amount in excess of $15,000 under each of those claims. Mr. Thompson also seeks declaratory relief regarding compensation that he claims to be owed and regarding the validity of a conversion agreement between him and our company. Pursuant to the conversion agreement, Mr. Thompson agreed to cancel $2,352,994 in deferred compensation owed to him in exchange for receiving 588,249 shares of common stock from us. Mr. Thompson contends in the complaint that he revoked the conversion agreement or that it is otherwise unenforceable and, in the alternative, seeks its reformation to provide that it was contingent on the successful uplisting of our stock to the Nasdaq Stock Market. The complaint also asserts a claim for accounting, seeking inspection of our books, records, and accounts. The complaint also seeks an award of attorneys’ fees and costs.

On May 21, 2026, we filed a motion to dismiss Mr. Thompson’s complaint, arguing, among other things, that the employment agreement contains a prelitigation mediation requirement that Mr. Thompson did not satisfy before filing suit. Mr. Thompson opposed the motion and filed a countermotion for partial summary judgment, contending that he is entitled to separation package compensation totaling $1,350,000 under the addendum to the employment agreement. On July 17, 2026, the court entered an order that granted our motion to dismiss without prejudice, dismissed the countermotion without prejudice, and dismissed the case without prejudice so that the parties may submit to mediation for 60 days before commencing any claims for breach of the employment agreement. In that order, the court found that the addendum to the employment agreement did not remove the prelitigation mediation requirement but, rather, expressly preserved it.

Should Mr. Thompson re-file a lawsuit asserting the same claims he asserted in the dismissed lawsuit, we intend to vigorously defend against those claims. Although we believe we would have meritorious defenses to such claims, we are unable to reasonably estimate the potential loss or range of loss, if any, that may result from the litigation of such claims because the outcome of litigation is inherently uncertain. It is possible that an adverse outcome in such litigation, if it were to be commenced, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as set forth below, we have not sold any equity securities during the three months ended June 30, 2026 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

•	On April 1, 2026, we issued an aggregate of 4,175 shares of common stock to various holders of our convertible notes as payment of quarterly accrued interest.

•	On April 17, 2026, we issued 100,000 shares of common stock to a consulting service provider per the terms of an extension of a service agreement for services to be provided through July 2026.

•	On June 1, 2026, we issued 27,737 shares of series Y senior convertible preferred stock as payment of dividends.

•	On June 30, 2026, we issued 31,953 shares of series N senior convertible preferred stock and 11,116 shares of series X senior convertible preferred stock as payment of dividends.

We did not repurchase any shares of our common stock during the three months ended June 30, 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended June 30, 2026, but was not reported.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 10, 2024)
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
3.4	Certificate of Designation of Series A Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.5	Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.6	Certificate of Correction of Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.10 to Annual Report on Form 10-K filed on March 27, 2024)
3.7	Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.8	Certificate of Correction of Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.16 to Annual Report on Form 10-K filed on March 27, 2024)
3.9	Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.10	Certificate of Amendment to Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 3, 2026)
3.11	Certificate of Designation of Series X Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.12	Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
3.13	Certificate of Amendment to Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Annual Report on Form 10-K filed on December 4, 2024)
3.14	Certificate of Amendment to Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.24 to Quarterly Report on Form 10-Q filed on November 12, 2025)
3.15	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.1	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to L&H, Inc. on January 14, 2026 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.2	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on December 29, 2025 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)

4.3	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to James F. Sullivan on December 23, 2025 (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.4	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Odile Viviane Kaye on December 22, 2025 (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.5	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on October 31, 2025 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on November 12, 2025)
4.6	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to SILAC Insurance Company on May 21, 2021 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.7	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Leonite Capital LLC on July 10, 2018 (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q filed on November 12, 2025)
10.1	Common Stock Purchase Agreement, dated June 5, 2026, between Cardiff Lexington Corporation and Leonite Fund I, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2026)
10.2

Registration Rights Agreement, dated June 5, 2026, between Cardiff Lexington Corporation and Leonite Fund I, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2026)

10.3

Securities Purchase Agreement, dated April 8, 2026, between Cardiff Lexington Corporation and Auctus Fund, LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on June 11, 2026)

10.4	Promissory Note issued by Cardiff Lexington Corporation to Auctus Fund, LLC on April 8, 2026 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on June 11, 2026)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

______________

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2026	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Shafer
Name: Matthew Shafer
Title: Chief Financial Officer
(Principal Financial Officer)

