Form 10-Q
period 2026-09-30
Cardiff Lexington Corp
filed 2026-11-10
CIK 811222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

As of November 9, 2026, there were 22,047,238 shares of common stock of the registrant issued and outstanding.

CARDIFF LEXINGTON CORPORATION

Quarterly Report on Form 10-Q

Period Ended September 30, 2026

2

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$584,319	$318,535
Accounts receivable, net	23,400,209	22,070,954
Prepaid and other current assets	234,768	203,876
Total current assets	24,219,296	22,593,365

Property and equipment, net	1,874	2,953
Land	540,000	540,000
Goodwill	5,666,608	5,666,608
Right of use – assets, net	75,266	214,858
Due from related party	4,979	4,979
Other assets	74,789	64,182
Total assets	$30,582,812	$29,086,945

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expense	$1,707,311	$1,760,765
Accrued expenses – related parties	568,048	4,645,826
Accrued interest	834,801	707,574
Right of use – operating lease liabilities	75,728	178,524
Notes payable – current portion	15,689	125,774
Notes payable related parties – current portion	1,085,703	1,085,703
Line of credit	23,439,491	17,209,908
Convertible notes payable, net of debt discounts of $873,327 and $131,705, respectively – current portion	240,205	118,295
Derivative liabilities	539,130	–
Total current liabilities	28,506,106	25,832,369

Other liabilities
Operating lease liability – long term	–	42,976
Notes payable	136,289	138,773
Notes payable – related parties	350,000	–
Total liabilities	28,992,395	26,014,118

Mezzanine equity
Redeemable Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 0 and 1,037,311 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	–	3,802,010
Redeemable Series X Senior Convertible Preferred Stock - 5,000,000 shares authorized, $0.001 par value, stated value of $4.00; 471,751 and 438,388 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,873,929	1,740,478
Total Mezzanine Equity	1,873,929	5,542,488

Stockholders' deficit
Series A-1 Preferred Stock – 2 shares authorized, $0.001 par value, stated value $250, 2 and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	500	–
Series F-1 Preferred Stock - 50,000 shares authorized, $0.001 par value, stated value $4.00, 3,875 shares issued and outstanding at September 30, 2026 and December 31, 2025	15,500	15,500
Series L Preferred Stock - 400,000 shares authorized, $0.001 par value, stated value $4.00, 319,493 shares issued and outstanding at September 30, 2026 and December 31, 2025	1,277,972	1,277,972
Series N Senior Convertible Preferred Stock - 3,000,000 shares authorized, $0.001 par value, stated value $4.00, 1,133,227 and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4,185,670	–
Series Y Senior Convertible Preferred Stock - 1,500,000 shares authorized, $0.001 par value, stated value of $4.00, 1,150,528 and 1,067,878 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4,602,107	4,271,512
Common Stock: 300,000,000 shares authorized, $0.001 par value; 17,026,827 and 13,701,698 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	17,026	13,702
Additional paid-in capital	78,860,451	72,021,848
Unearned stock-based compensation	(125,065)	(579,215)
Accumulated deficit	(89,117,673)	(79,490,980)
Total stockholders’ deficit	(283,512)	(2,469,661)
Total liabilities, mezzanine equity and stockholders’ deficit	$30,582,812	$29,086,945

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE	$1,912,179	$3,058,740	$6,294,016	$8,763,314
COST OF SALES	875,420	1,149,161	2,756,887	3,317,943
GROSS PROFIT	1,036,759	1,909,579	3,537,129	5,445,371

OPERATING EXPENSES
Depreciation expense	233	762	1,079	4,890
Loss on disposal of fixed assets	–	–	–	12,593
Share-based compensation	369,981	41,188	1,401,116	138,688
Selling, general and administrative	1,203,211	1,224,350	3,727,402	3,492,310
Total operating expenses	1,573,425	1,266,300	5,129,597	3,648,481

(LOSS) / INCOME FROM OPERATIONS	(536,666)	643,279	(1,592,468)	1,796,890

OTHER EXPENSE
Other expense	(106,593)	(20,550)	(96,512)	(22,147)
Penalties and fees	(5,500)	(1,500)	(5,500)	(1,500)
Loss on settlement of debt	(16,498)	–	(16,498)	–
Derivative liability loss on issuance and changes in fair value	(50,242)	–	(493,014)	–
Interest expense	(2,468,536)	(1,765,528)	(6,516,692)	(4,594,714)
Amortization of debt discounts	(22,516)	–	(56,847)	–
Total other expense	(2,669,885)	(1,787,578)	(7,185,063)	(4,618,361)

NET LOSS	$(3,206,551)	$(1,144,299)	$(8,777,531)	$(2,821,471)

PREFERRED STOCK DIVIDENDS	$(293,803)	$(263,790)	$(849,162)	$(763,243)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,500,354)	$(1,408,089)	$(9,626,693)	$(3,584,714)

BASIC AND DILUTED LOSS PER SHARE	$(0.22)	$(0.21)	$(0.64)	$(0.60)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED *	15,723,153	6,581,237	15,152,991	5,964,907

*	Shares outstanding for the three and nine months ended September 30, 2025 have been restated for the 1-for-3 reverse stock split effective January 12, 2026. See Note 1. Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT) *

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Three and Nine Months Ended September 30, 2026:

	Preferred Stock Series A, A-1 N & Y		Preferred Stock Series F-1 and L		Common Stock		Additional Paid-In	Unearned Stock-based	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance, December 31, 2025	1,067,880	$4,271,512	323,368	$1,293,472	13,701,698	$13,702	$72,021,848	$(579,215)	$(79,490,980)	$(2,469,661)
Issuance of common stock related to bridge loans	–	–	–	–	36,667	37	69,500	–	–	69,537
Common stock issued for services	–	–	–	–	295,875	296	574,989	84,715	–	660,000
Cancellation of common stock for award forfeiture	–	–	–	–	(11,667)	(12)	(51,905)	51,917	–	–
Conversion of deferred compensation to common stock	–	–	–	–	1,144,777	1,144	4,717,090	–	–	4,718,234
Reclassification of series N preferred stock from mezzanine equity to permanent equity	1,037,311	3,802,010	–	–	–	–	–	–	–	3,802,010
Issuance of series N preferred stock	30,693	122,770	–	–		–	–	–	–	122,770
Issuance of series Y preferred stock	26,476	105,903	–	–	–	–	–	–	–	105,903
Stock compensation expense	–	–	–	–	–	–	121,551	110,645	–	232,196
Preferred stock dividends	–	–	–	–	–	–	–	–	(272,459)	(272,459)
Net loss	–	–	–	–	–	–	–	–	(3,092,074)	(3,092,074)
Balance, March 31, 2026	2,162,360	$8,302,195	323,368	$1,293,472	15,167,350	$15,167	$77,453,073	$(331,938)	$(82,855,513)	$3,876,456
Issuance of common stock in settlement of accrued interest	–	–	–	–	4,175	4	10,780	–	–	10,784
Common stock issued for services	–	–	–	–	115,000	115	199,140	(36,255)	–	163,000
Cancellation of common stock for award forfeiture	–	–	–	–	(3,334)	(3)	(14,830)	14,833	–	–
Issuance of series N preferred stock	31,953	127,809	–	–	–	–	–	–	–	127,809
Issuance of series Y preferred stock	27,737	110,945	–	–	–	–	–	–	–	110,945
Stock compensation expense	–	–	–	–	–	–	115,812	112,294	–	228,106
Preferred stock dividends	–	–	–	–	–	–	–	–	(282,900)	(282,900)
Net loss	–	–	–	–	–	–	–	–	(2,478,906)	(2,478,906)
Balance, June 30, 2026	2,222,050	$8,540,949	323,368	$1,293,472	15,283,191	$15,283	$77,763,975	$(241,066)	$(85,617,319)	$1,755,294
Issuance of common stock in settlement of accrued interest	–	–	–	–	7,831	8	12,126	–	–	12,134
Conversion of convertible notes payable	–	–	–	–	1,487,768	1,487	785,836	–	–	787,323
Common stock issued for services	–	–	–	–	60,751	60	53,939	–	–	53,999
Issuance of common stock related to ELOC commitment	–	–	–	–	166,667	167	8,856	–	–	9,023
Issuance of common stock related to ELOC	–	–	–	–	20,619	21	29,979	–	–	30,000
Deferred offering costs recorded as a reduction of additional paid in capital	–	–	–	–	–	–	(73)	–	–	(73)
Issuance of series N preferred stock	33,270	133,079	–	–	–	–	–	–	–	133,079
Issuance of series Y preferred stock	28,437	113,749	–	–	–	–	–	–	–	113,749
Issuance of series A-1 preferred stock	2	500	–	–	–	–	–	–	–	500
Stock compensation expense	–	–	–	–	–	–	205,813	116,001	–	321,814
Preferred stock dividends	–	–	–	–	–	–	–	–	(293,803)	(293,803)
Net loss	–	–	–	–	–	–	–	–	(3,206,551)	(3,206,551)
Balance, September 30, 2026	2,283,759	$8,788,277	323,368	$1,293,472	17,026,827	$17,026	$78,860,451	$(125,065)	$(89,117,673)	$(283,512)

(continued)

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT) *

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

(Continued)

Three and Nine Months Ended September 30, 2025:

	Preferred Stock Series A, I & Y		Preferred Stock Series B, E, F-1 and L		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2024	11,448,219	$45,792,868	1,778,610	$7,114,440	74	$296	5,100,971	$5,101	$22,721,549	$(72,949,085)	$2,685,169
Conversion of series B preferred stock	–	–	(12,400)	(49,600)	–	–	8,268	8	49,592	–	–
Conversion of series I preferred stock	(2,500)	(10,000)	–	–	–	–	1,667	2	9,998	–	–
Issuance of series Y preferred stock	11,775	47,100	–	–	–	–	–	–	–	–	47,100
Preferred stock dividends	–	–	–	–	–	–	–	–	–	(245,445)	(245,445)
Net loss	–	–	–	–	–	–	–	–	–	(450,777)	(450,777)
Balance, March 31, 2025	11,457,494	$45,829,968	1,766,210	$7,064,840	74	$296	5,110,906	$5,111	$22,781,139	$(73,645,307)	$2,036,047
Conversion of series B preferred stock	–	–	(1,567,467)	(6,269,868)	–	–	1,044,980	1,045	6,268,823	–	–
Conversion of series C preferred stock	–	–	–	–	(80)	(320)	266,668	267	53	–	–
Conversion of series E preferred stock	–	–	(229,375)	(917,500)	–	–	152,917	153	917,347	–	–
Issuance of series Y preferred stock	25,115	100,460	–	–	–	–	–	–	–	–	100,460
Issuance of B, C and E preferred stock in exchange for series I preferred stock	(391,500)	(1,566,000)	354,000	1,416,000	6	24	–	–	149,976	–	–
Common stock issued for services	–	–	–	–	–	–	5,000	5	97,495	–	97,500
Common stock cancelled for legal settlement	–	–	–	–	–	–	(19,750)	(20)	20	–	–
Preferred stock dividends	–	–	–	–	–	–	–	–	–	(254,008)	(254,008)
Net loss	–	–	–	–	–	–	–	–	–	(1,226,395)	(1,226,395)
Balance, June 30, 2025	11,091,109	$44,364,428	323,368	$1,293,472	–	$–	6,560,721	$6,561	$30,214,853	$(75,125,710)	$753,604
Conversion of convertible notes payable	–	–	–	–	–	–	64,165	64	145,807	–	145,871
Issuance of series Y preferred stock	25,749	102,996	–	–	–	–	–	–	–	–	102,996
Common stock issued for services	–	–	–	–	–	–	10,836	11	41,177	–	41,188
Preferred stock dividends	–	–	–	–	–	–	–	–	–	(263,790)	(263,790)
Net loss	–	–	–	–	–	–	–	–	–	(1,144,299)	(1,144,299)
Balance, September 30, 2025	11,116,858	$44,467,424	323,368	$1,293,472	–	$–	6,635,722	$6,636	$30,401,837	$(76,533,799)	$(364,430)

 *Shares outstanding have been restated for the 1-for-3 reverse stock split effective January 12, 2026. See Note 1. Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,777,531)	$(2,821,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,079	4,890
Amortization of debt discount	56,847	–
Credit losses	80,000	112,727
Penalties and fees	5,500	1,500
Loss on disposal of assets	–	12,593
Loss on issuance / change in fair value of derivative liability	493,014	–
Loss on settlement of debt	16,498	–
Interest included in line of credit	6,524,189	4,292,471
Share issuance and compensation expense	1,401,116	138,688
(Increase) decrease in:
Accounts receivable	(1,409,255)	(4,878,236)
Right of use – assets	139,592	209,105
Prepaids and other current assets	(41,572)	(17,399)
Increase (decrease) in:
Accounts payable and accrued expense	207,097	287,188
Accrued related parties compensation	939,729	169,634
Accrued interest	273,494	228,157
Right of use – liabilities	(145,772)	(203,147)
Net cash used in operating activities	(235,975)	(2,463,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA loans	(6,579)	(6,579)
Net (payments) proceeds on line of credit	(294,605)	1,788,727
Proceeds from convertible notes payable	1,113,889	–
Payments of debt issuance costs	(195,089)	–
Payments on convertible note payable	(35,357)	–
Payments on note payable	(110,000)	(225,000)
Payment to related party	(500)	–
Proceeds from equity-line-of-credit purchase	30,000	–
Payment of dividends on preferred stock	–	(50,000)
Net cash provided by financing activities	501,759	1,507,148

NET INCREASE (DECREASE) IN CASH	265,784	(956,152)
CASH, BEGINNING OF PERIOD	318,535	1,188,185
CASH, END OF PERIOD	$584,319	$232,033

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$32,121	$8,067

NON-CASH INVESTING AND FINANCING ACTIVITIES*:
Common stock issued upon conversion of preferred stock	$–	$4,423
Dividends on preferred stock, including accrued dividends on preferred stock	$884,269	$810,688
Preferred stock issued in settlement of accrued salaries	$500	$–
Common stock issued upon conversion of accrued salaries	$4,718,234	$–
Common stock issued upon conversion of notes payable	$787,323	$145,871
Common stock issued in settlement of equity-line-of-credit commitment	$9,023	$–
Promissory notes payable issued in settlement of accrued salaries	$350,000	$–
Non-cash deferred offering costs recorded as a reduction of additional-paid-in-capital	$(73)	$–
Discount on convertible notes payable	$963,850	$–
Recognition of derivative liability upon issuance of convertible notes	$1,913,228	$–
Recognition of derivative liability related to commitment shares	$12,621	$–
Settlement of derivative liability upon conversion of notes payable	$589,318	$–

*	For the nine months ended September 30, 2025, lease modifications recorded increased right of use assets and right of use liabilities by $83,669.

The accompanying notes are an integral part of these condensed consolidated financial statements

CARDIFF LEXINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

The Company does not have a significant exposure to credit losses as it has historically had a less than 1.0% loss rate where the Company received no settlement amount for its outstanding accounts receivable. Although possible, claims resulting in zero collection upon settlement are rare based on the Company’s historical experience and has historically been less than 1.0% of its outstanding accounts receivable, thereby resulting in a collection rate of 99%. The Company uses the loss rate method to record its allowance for credit losses. The Company applies the loss rate method by reviewing its zero collection history on a quarterly basis and updating its estimates of credit losses to adjust for changes in loss data. The Company typically collects on its accounts receivable between twelve and twenty-four months after recording. The Company does not record an allowance for credit losses based on an aging of its accounts receivable as the aging of the Company’s receivables do not influence the credit loss rate due to the nature of its business and the letter of protection. The Company does not adjust its receivables for the effects of a significant financing component at contract inception as the timing of variable consideration is determined by the settlement, which is outside of the Company’s control. As of September 30, 2026 and December 31, 2025, the Company’s allowance for credit losses was $480,000 and $400,000, respectively. As of September 30, 2025 and December 31, 2024, the Company’s allowance for credit losses was $249,799 and $255,215, respectively. The Company recognized $50,000 and $80,000 credit loss expense during the three and nine months ended September 30, 2026, respectively, and $0 and $112,727 of credit loss expense during the three and nine months ended September 30, 2025, respectively, which is included in selling, general and administrative expenses in the consolidated statement of operations. The balance of accounts receivable, net as of January 1, 2025 was $15,934,490. The balance of the allowance for credit losses was $255,215 as of January 1, 2025.

The following table shows the allowance for credit losses activity:

	2026	2025
Balance at January 1	$(400,000)	$(255,215)
Current period provision	(80,000)	(112,727)
Write-off charged against the allowance	–	118,143
Balance at September 30	$(480,000)	$(249,799)

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

Goodwill

Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested first for impairment based on qualitative factors on an annual basis or in between if an event occurs or circumstances change that indicate the fair value may be below its carrying amount, otherwise known as a ‘triggering event’. An assessment is made of these qualitative factors to determine whether it is more likely than not the fair value is less than the carrying amount, including goodwill. The annual evaluation is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. During the nine months ended September 30, 2026 and 2025, the Company did not recognize any goodwill impairment and noted there were no such triggering events.

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

Service Fees – Net (PIP)

The Company generates services fees from performing various procedures on the date the services are performed. These services primarily include slip and falls as well as smaller nominal Non-Personal Injury Protection (“PIP”) services. As described above, these revenues are based on established insurance billing rates, less allowances for contractual adjustments and uncollectible amounts. These contractual adjustments vary by insurance company and self-pay patients. The Company computes these contractual and other adjustments based on its historical settlement realization experience. Completing the paperwork for each case and preparing it for billing takes approximately ten business days after a procedure is performed. The majority of claims are then filed electronically except for those remaining insurance carriers requiring paper filing. An initial response is usually received within four weeks from electronic filing and up to six weeks from paper filing. Responses may be a payment, a denial, or a request for additional information. The Company’s healthcare revenues are generated from professional medical billings including facility and anesthesia services. With respect to facility and anesthesia services, the Company is the primary obligor as the facility and anesthesia services are considered part of one integrated performance obligation.

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

Settlement Rates

The Company periodically evaluates its estimated settlement realization rate at which revenue is recorded in accordance with ASC 606. This includes a monthly review of historical data and settlement realization rates, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and the Company’s third-party medical billing company in order to determine the variable consideration under ASC 606 and the net transaction price. For each of the three and nine months ended September 30, 2026, the Company realized a 40% average settlement rate of its gross billed charges. For each of the three and nine months ended September 30, 2025, the Company realized a 42% average settlement rate of its gross billed charges.

Contract Fees (Non-PIP)

The Company has contract fees for amounts earned from its Non-PIP related procedures, typically car accidents, and are settled on a contingency basis. Prior to April 2023, these cases were sold to a factor who bears the risk of economic benefit or loss. Generally, the sale of these cases to a third-party factor resulted in an approximate 54% reduction from the accounts receivable amounts. After selling patient cases to the factor, any additional funds settled by the Company were remitted to the factor. The Company evaluated the factored adjustments considering the actual factored amounts per patient on a quarterly interval, and the reductions from accounts receivable that were factored were recorded in finance charges as other expenses on the consolidated statement of operations. As a result of the Company’s twelve to twenty-four month settlement realization timeframe, the Company has an accrued liability resulting from the settlement of receivables sold to the third-party factors which fluctuates as settlements are made and remitted to those third-party factors. These accounts receivable sold to these third-party factors are not included in the Company’s financial statements accounts receivable balance once sold and therefore are not part of the assessment of the net realizable value of accounts receivable. The Company ceased factoring of accounts receivable in the first quarter of 2023.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of sales in the consolidated statements of operations. The Company recognized advertising and marketing expense of $64,204 and $104,663 for the three months ended September 30, 2026 and 2025, respectively. The Company recognized advertising and marketing expense of $186,910 and $308,001 for the nine months ended September 30, 2026 and 2025, respectively.

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

The measurement date used to determine the fair value of equity-classified awards is the grant-date, which is the date on which the Company and the grantee reach a mutual understanding of the award’s key terms and conditions. Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant-date, based on estimated number of awards that are ultimately expected to vest. The Company has elected to account for forfeitures as they occur and expense is recognized over the requisite service period.

The expense resulting from share-based payments is recorded in share-based compensation expense in the consolidated statements of operations.

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

Income (Loss) per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Income available to common stockholders consists of net (loss) income less any preferred stock dividends. Potentially dilutive securities include outstanding stock options, warrants, and debts convertible into common stock. The dilutive effect of stock options and warrants is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The diluted effect of debt convertibles is reflected utilizing the if converted method.

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The Company has sustained operating losses since its inception and has an accumulated deficit of $89,117,673 and $79,490,980 as of September 30, 2026 and December 31, 2025, respectively. The Company had negative cash flow from operations of $235,975 and $2,463,300 for the nine months ended September 30, 2026 and 2025, respectively. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

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

The FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements” in December 2025. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270 and result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The Company will review the clarifications in the update around the Topic 270 disclosures but does not expect this update to have a material impact on our financial statements.

2.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2026	December 31, 2025
Accounts payable	$1,339,246	$1,091,113
Accrued credit cards	244	12,206
Accrued liability for settlements of previously factored receivables	134,188	221,441
Accrued income and property taxes	3,687	3,687
Accrued professional fees	29,114	99,114
Accrued expense – dividend payable	36,565	35,108
Accrued public company fees	5,000	5,000
Accrued payroll and bonuses	75,069	268,346
Accrued expenses – other	84,198	24,750
Total	$1,707,311	$1,760,765

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Medical equipment	$23,640	$23,640
Computer equipment	9,189	9,189
Furniture, fixtures and equipment	15,079	15,079
Leasehold improvement	15,950	15,950
Total	63,858	63,858
Less: accumulated depreciation	(61,984)	(60,905)
Property and equipment, net	$1,874	$2,953

For the three months ended September 30, 2026 and 2025, depreciation expense was $233 and $762, respectively. For the nine months ended September 30, 2026 and 2025, depreciation expense was $1,079 and $4,890, respectively. During the first quarter of 2025, the Company identified assets that were no longer functional in its medical facilities. As such, the Company has recorded a reduction in medical equipment and the related depreciation which resulted in a loss from the disposal of $12,593 in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

4.	LAND

As of September 30, 2026 and December 31, 2025, the Company had 27 acres of land with a carrying value of approximately $540,000. The land is currently vacant, and management does not currently have any plans to develop this property and expects to eventually sell the property.

5.	RELATED PARTY TRANSACTIONS

On September 1, 2026, the Company issued two shares of newly-designated Series A-1 Preferred Stock, each with a stated value of $250, to Alex Cunningham, the Company’s Chief Executive Officer, in partial settlement of accrued salaries. The issuance reduced accrued salaries by $500 and was recorded as an increase to preferred stock within stockholders’ equity. See Note 10. Capital Stock for details.

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

In connection with the acquisition of Edge View on July 16, 2014, the Company assumed amounts due from previous owners who are current managers of Edge View. These amounts are due on demand and do not bear interest. The balance of these amounts is $4,979 due from the previous owners as of September 30, 2026 and December 31, 2025.

See also Note 13. Commitments and Contingencies and Note 17. Subsequent Events.

6.	FAIR VALUE MEASUREMENTS

The Company measures certain liabilities at fair value on a recurring basis. These liabilities consist primarily of derivative liabilities associated with convertible notes (See Note 8. Convertible Notes Payable) as well as a Commitment Shares derivative liability (See Note 9. Derivative Liabilities and Note 10. Capital Stock). These instruments are valued using significant unobservable inputs and are classified within Level 3 of the fair value hierarchy. The fair value of these instruments was updated as of September 30, 2026, in accordance with ASC 820, reflecting all relevant market inputs and valuation considerations as of the reporting date.

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

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Derivative liability as of September 30, 2026	$–	$–	$539,130	$539,130

Level 3 Roll-forward

Amount
Balance at January 1, 2026	$–
Initial recognition of derivative liability	1,913,228
Change in fair value gain	(784,780)
Settlements / conversions	(589,318)
Balance at September 30, 2026	$539,130

Commitment Shares Derivative Liability

Valuation Methodology

The derivative liability related to the Commitment Shares feature of the Common Stock Purchase Agreement entered into on June 5, 2026 (see Note 10. Capital Stock) included a contingent settlement provision wherein the shares were issuable upon the date that the applicable Registration Statement has been declared effective by the Securities and Exchange Commission (the “SEC”). This affected when the shares could be issued and how many shares were issued. The number of shares to be issued was based on a future stock price determined on a future event outside the Company’s control. As such, the number of shares to be issued was variable, the denominator was a future stock price, and the share count was not fixed at inception. The Commitment Shares feature represented a variable-share obligation based on a future stock price which triggered derivative liability accounting requiring a fair value measurement at inception and at settlement. A Black-Scholes option-pricing model was used to fair-value the derivative liability as the payoff depended on a single future price, not a path-dependent minimum. Significant inputs included: current stock price, expected volatility, expected term and risk-free interest rate. Changes in any of these inputs could materially impact the fair value measurement.

During the three months ended September 30, 2026, the Company issued the Commitment Shares, and the derivative liability was remeasured to fair value and settled into equity. Upon settlement, the derivative liability was reclassified to additional paid-in capital, and no derivative liability related to this arrangement remained outstanding as of September 30, 2026. See also Note 10. Capital Stock.

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Derivative liability as of September 30, 2026	$–	$–	$–	$–

Level 3 Roll-forward

Amount
Balance at January 1, 2026	$–
Initial recognition of derivative liability	12,621
Change in fair value gain	(3,598)
Settlements / conversions	(9,023)
Balance at September 30, 2026	$–

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

7.	NOTES AND LOANS PAYABLE

Notes payable and line of credit at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026	December 31, 2025
Notes payable – unrelated parties	$23,591,469	$17,474,455
Notes payable – related parties	1,435,703	1,085,703
Less current portion	(24,540,883)	(18,421,385)
Long-term portion	$486,289	$138,773

Long-term debt matures as follows:

Amount
2026 (remainder of year)	$24,537,358
2027	4,700
2028	296,366
2029	63,033
2030	4,700
Thereafter	121,015
Total	$25,027,172

Promissory Note – Settlement Agreement

In June 2024, the Company issued a settlement promissory note in the amount of $535,000 in connection with the cancellation of certain preferred stock and convertible notes, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The note did not bear interest and required fixed principal payments based on the timing and amount of capital raised in any offerings. During the nine months ended September 30, 2026, the Company paid $110,000 toward the outstanding principal balance. At September 30, 2026 and December 31, 2025, the remaining principal balance was $0 and $110,000, respectively.

Loans and Notes Payable

On March 12, 2009, the Company issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at September 30, 2026 and December 31, 2025. The accrued interest of the debenture was $11,174 and $10,188 at September 30, 2026 and December 31, 2025, respectively. The Company assigned all its receivables from consumer activations of the rewards program as collateral on this debenture.

Loans and Notes Payable – Related Parties

As of September 30, 2026 and December 31, 2025, the outstanding principal on the related party notes was $1,435,703 and $1,085,703, respectively. Accrued interest outstanding on the related party notes was $47,864 and $1,636 at September 30, 2026 and December 31, 2025, respectively. See also Note 5. Related Party Transactions and Note 17. Subsequent Events.

Small Business Administration (“SBA”) Loans

On June 2, 2020, the Company obtained an SBA loan in the principal amount of $150,000 with an interest rate of 3.75% and a maturity date of June 2, 2050. The principal balance and accrued interest at September 30, 2026 was $140,988 and $0, respectively, and the principal balance and accrued interest at December 31, 2025 was $143,558 and $0, respectively.

Line of Credit

The Company maintains a revolving purchase and security agreement with DML HC Series, LLC (“DML”), which is accounted for as a secured borrowing. Under the facility, eligible accounts receivable are pledged as collateral, and advances of up to 70% of eligible receivables may be requested. Although the credit agreement currently provides for a maximum advance amount of $23,000,000, the lender has agreed to waive this maximum advance limit while the parties negotiate an amendment to the facility. The related accounts receivable remain recorded as assets on the Company’s balance sheet, and the amounts drawn are recorded as a liability under ‘Line of Credit’ until repaid. The Company is required to repurchase or replace certain ineligible or uncollected receivables. Collections on pledged receivables are remitted directly to the lender and applied against outstanding borrowings. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding. The facility includes customary recourse, repurchase provisions, and covenants, and matures on September 28, 2028.

Under the terms of the facility, collections from these receivables are used to repay advances outstanding, which are recognized as secured borrowings totaling $23,439,491 and $17,209,908 as of September 30, 2026 and December 31, 2025, respectively. The unused line of credit balance as of September 30, 2026 and December 31, 2025 was $0 and $5,790,092, respectively. The accrued interest related to the line of credit was $730,107 and $673,267 as of September 30, 2026 and December 31, 2025, respectively.

8.	CONVERTIBLE NOTES PAYABLE

As of September 30, 2026 and December 31, 2025, the Company had convertible debt outstanding, at carrying value, of $240,205 and $118,295, respectively. Debt discounts associated with the convertible debt at September 30, 2026 and December 31, 2025, were $873,327 and $131,705, respectively. Amortization of debt discounts recorded for the three months ended September 30, 2026 and 2025 were $22,516 and $0, respectively. Amortization of debt discounts recorded for the nine months ended September 30, 2026 and 2025 were $56,847 and $0, respectively.

During the nine months ended September 30, 2026, the Company received $918,800 in net proceeds from the issuance of convertible notes (as detailed below) and made required cash amortization principal payments of $35,357. No interest was repaid in cash, and the Company converted $341,388 in principal and accrued interest and $5,500 in conversion cost into an aggregate of 1,487,768 shares of common stock. During the nine months ended September 30, 2025, the Company did not receive any proceeds from convertible notes and no interest was repaid. See also Note 10. Capital Stock for interest settled in shares of common stock during the nine months ended September 30, 2026.

The carrying amount of the convertible notes as of September 30, 2026 and December 31, 2025 represents the principal amount less the unamortized debt discount allocated to the host debt, as shown below:

	September 30, 2026	December 31, 2025
Convertible notes payable	$1,113,532	$250,000
Discounts on convertible notes payable	(873,327)	(131,705)
Total convertible debt less debt discount	240,205	118,295
Current portion	240,205	118,295
Long-term portion	$–	$–

The following maturity table reflects the full expected principal amounts due as follows:

Amount
2026 (remainder of year)	$462,369
2027	651,163
Total	$1,113,532

On January 24, 2017, the Company issued a convertible promissory note in the principal amount of $80,000 for services rendered, which matured on January 24, 2018. On August 26, 2025, the total outstanding principal and accrued interest of $154,049 of this tranche was converted into 64,165 shares of common stock. On February 10, 2023, the Company executed a second tranche under this note in the principal amount of $50,000. In May of 2024, $63,513 of outstanding principal and interest on this tranche was paid in full. On March 30, 2023, the Company executed a third tranche under this note in the principal amount of $25,000. On July 28, 2026, the total outstanding principal and accrued interest of $40,705 of this tranche was converted into 113,302 shares of common stock. On August 11, 2023, the Company executed a fourth tranche under this note in the principal amount of $25,000. As of September 30, 2026, the outstanding principal amount is $25,000 and accrued interest is $14,585. This note is currently in default and accrues interest at a default interest rate of 20% per annum. At the sole option of the holder, the holder may convert the outstanding principal amount, or any portion of the principal amount, and any accrued interest, in whole or in part, into shares of common stock. The conversion price is $0.25 per share or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the last ten trading days immediately prior to but not including the conversion date, whichever is lower.

In December 2025, the Company entered into loan agreements with two accredited investors, pursuant to which the Company issued to such investors (i) convertible promissory notes in the aggregate principal amount of $200,000, (ii) warrants for the purchase of an aggregate of 66,667 shares of common stock and (iii) 6,667 shares of common stock for total gross and net proceeds of $200,000. The Company concluded that the notes, warrants and common shares represent freestanding financial instruments issued as a single financing unit and, accordingly, allocated the total transaction proceeds to each instrument based on their relative fair values. The fair value of the warrants was estimated using the Black-Scholes option pricing model, and the fair value of the common shares was based on the quoted market price on the issuance date. The aggregate amount allocated to the warrants and common shares was recorded as a debt discount and is being amortized to interest expense over the contractual term of the notes. These notes accrue interest at a rate of twelve percent (12%) per annum, payable in shares of common stock, cash or a combination thereof at the Company’s option quarterly commencing on April 1, 2026, with all principal and accrued interest being due and payable one (1) year after issuance. During the nine months ended September 30, 2026, the Company paid accrued interest on these notes in shares of its common stock, including $6,499 paid on April 1, 2026 in 2,516 shares and $6,067 paid on July 1, 2026 in 3,915 shares. The Company may prepay the principal and accrued interest at any time without penalty upon fifteen (15) days’ notice. These notes are unsecured and contain customary events of default for a loan of this type. These notes are convertible into shares of common stock at a conversion price of $3.00 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications or similar transactions). As of September 30, 2026 and December 31, 2025, the outstanding principal balance of these notes was $200,000. Unamortized debt discount was $113,706 and $131,705 as of September 30, 2026 and December 31, 2025, respectively. Accrued interest was $6,133 and $499, as of September 30, 2026 and December 31, 2025, respectively. See also Note 10. Capital Stock, Note 11. Warrants and Note 17. Subsequent Events.

In December 2025 and January 2026, the Company also entered into loan agreements with two additional accredited investors, pursuant to which the Company issued to such investors (i) convertible promissory notes in the aggregate principal amount of $80,000, which also provide for a second tranche of up to an additional $80,000 upon the mutual agreement of the parties, all of which were issued in the first quarter of 2026, (ii) warrants for the purchase of an aggregate of 73,334 shares of common stock, of which 33,334 were issued in December 2025 and 40,000 were issued in January 2026, and (iii) 36,667 shares of common stock, all of which were issued in January 2026, for total gross proceeds of $160,000 and net proceeds of approximately $139,000, all of which were received in the first quarter of 2026. As noted above, although one of the loan agreements and one warrant were executed in December 2025, no proceeds were received as of December 31, 2025, and the promissory note was not funded or outstanding at year-end. In accordance with ASC 815, the Company analyzed the notes for any embedded features that would need to be bifurcated from the host instrument and accounted for separately as a derivative. Several embedded features requiring bifurcation were noted and it was determined that the conversion option as a whole should be separated and accounted for as a single derivative liability. A Monte Carlo valuation was obtained from valuation specialists to fair value the derivative liability (See Note 6. Fair Value Measurements and Note 9. Derivative Liabilities). The derivative liabilities were recorded first, and the host debt instruments were recorded at the residual amounts after allocating proceeds to the derivative liabilities based on the relative fair values. Issuance costs were also allocated between the derivative liabilities and the host instruments based on relative values. The warrants were valued using a Black-Scholes model and the common shares were valued at the closing market price. In accordance with ASC 405 and ASC 470, the remaining proceeds were then used to allocate the relative fair values of the convertible promissory notes, the related warrants and the issuance of the common stock. The allocated values of the warrants and the common shares were recorded with their debt discounts which were amortized over the life of the notes. Upon initial recognition, the Company recorded a day-1 loss to other expense in the condensed consolidated income statements of $1,192,641, representing the excess of the fair value of the embedded derivative liabilities over the net proceeds allocated to the host debt instruments. These convertible promissory notes accrued interest at a rate of twelve percent (12%) per annum, payable in shares of common stock, cash or a combination thereof at the Company’s option quarterly commencing on April 1, 2026, with all principal and accrued interest being due and payable five (5) years after issuance. If a quarterly interest payment was paid in shares of common stock, then the interest rate used in connection with such issuance shall be fifteen percent (15%) per annum. During the nine months ended September 30, 2026, the Company paid accrued interest on these notes in shares of its common stock, including $4,283 paid on April 1, 2026 in 1,659 shares and $6,067 paid on July 1, 2026 in 3,916 shares.

The Company may prepay the principal and accrued interest at any time without penalty upon fifteen (15) days’ notice. In addition, if the Company completes a financing of at least $2.5 million, then, if requested by a holder, the Company must repay the remaining principal and interest from the proceeds of such financing. As the Company determined the likelihood of a financing occurring as noted above is high, the notes were classified as current on the condensed consolidated balance sheets. These convertible promissory notes were unsecured and contain customary events of default for a loan of this type. These convertible promissory notes were convertible into shares of common stock at a conversion price of $0.825 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications or similar transactions). In addition, these convertible promissory notes provide that if the closing price of the Company’s common stock on the sixth (6th) month anniversary of the issuance date is less than the conversion price then in effect, then the conversion price shall be adjusted to such lower price, and also provide that if the Company issues any shares of common stock, or securities convertible into common stock, at a price that is less than the conversion price then in effect, then the conversion price shall be adjusted to such lower price, subject to certain exceptions. All of the warrants may be exercised for a period of three years at an exercise price of $9.00 (subject to standard adjustments in the event of any stock splits, stock combinations, dividends paid in common stock, stock reclassifications, mergers, consolidations, reorganizations or similar transactions) and may be exercised on a cashless basis if there is no effective registration statement covering the shares of common stock issuable upon the exercise of the warrants. All of the convertible promissory notes and warrants contain ownership limitations, which provide that the Company shall not effect any conversion or exercise, and a holder shall not have the right to convert or exercise any portion of a note or a warrant, to the extent that after giving effect to the issuance of common stock upon such conversion or exercise, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion or exercise. This limitation may be waived, up to a maximum of 9.99%, by a holder upon not less than sixty-one (61) days’ prior notice to the Company. On September 18, 2026, the total outstanding principal and accrued interest in the aggregate of $269,766 and conversion cost of $3,000 was converted into an aggregate of 1,128,731 shares of common stock. See also Note 10. Capital Stock and Note 11. Warrants.

In March 2026, the Company entered into securities purchase agreements with two additional accredited investors, pursuant to which the Company issued to such investors convertible promissory notes in the principal amount of $230,000 each, or $460,000 in the aggregate, with an aggregate $46,000 original issuance discount, $14,000 in associated legal fees and $24,000 in brokers fees for total net cash proceeds of $376,000. These convertible promissory notes accrue interest at a rate of six percent (6%) and ten percent (10%) per annum and mature as of March 26, 2027 and March 30, 2027. Interest is payable in shares of the Company’s common stock. The notes may be converted at any time after the six-month anniversary at a variable conversion price equal to 70% of the lowest trading price of the Company’s common stock over the twelve trading days prior to the conversion date. The notes contain multiple contingent features that may further adjust the conversion price, including adjustments triggered by events of default, DTC trading restrictions, and other operational or credit-related events. The notes also include redemption premiums ranging from 110% to 140% of principal if prepaid within specified timeframes. The notes contain ownership limitations, which provide that the Company shall not effect any conversion, and a holder shall not have the right to convert, to the extent that after giving effect to the issuance of common stock upon such conversion or exercise, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion. This limitation may be waived, up to a maximum of 9.99%, by a holder upon not less than sixty (60) days’ prior notice to the Company. In accordance with ASC 815, the embedded conversion options and related contingent features were bifurcated and accounted for as derivative liabilities. A Monte Carlo valuation was obtained from valuation specialists to fair value the derivative liabilities (See Note 6. Fair Value Measurements and Note 9. Derivative Liabilities). The derivative liabilities were recorded first, and the host debt instruments were recorded at the residual amounts after allocating proceeds to the derivative liabilities based on the relative fair values. Issuance costs allocated to the host debt were recorded as debt discounts and are being amortized to interest expense over the life of the notes. The derivative liabilities will be remeasured at fair value each reporting period with changes in fair value recognized in other income (expense) in the consolidated statement of operations. On September 28, 2026, $30,917 of outstanding principal and accrued interest and conversion cost of $1,000 was converted into an aggregate of 245,735 shares of common stock. As of September 30, 2026, the outstanding principal balance of these notes is an aggregate of $430,000, they have accrued interest of $18,035, and unamortized debt discounts of $314,905. See also Note 10. Capital Stock and Note 17. Subsequent Events.

Also in March 2026, the Company entered into a securities purchase agreement with an additional accredited investor, pursuant to which the Company issued to such investor a convertible promissory note in the principal amount of $225,000 with a $20,500 original issuance discount, $3,500 in associated legal fees, $1,500 in due diligence costs and $11,900 in brokers fees for total net cash proceeds of $187,600. This convertible promissory note carries a one-time interest charge of $22,500 (rate of ten percent (10%)) which is guaranteed at issuance. The $22,500 guaranteed interest payment was recorded as a separate liability with the offset being recorded to the debt discount and is grouped with accrued interest on the Company’s condensed consolidated balance sheet. This note matures on March 31, 2027, and includes scheduled amortization payments beginning on September 30, 2026 with the remaining balance due at maturity. During the third quarter of 2026, the Company made cash amortization payments of $35,357 on this note. Each amortization payment is applied first to accrued interest, with the remainder reducing principal. Upon an event of default, the note becomes immediately due and payable at 150% of the outstanding principal plus accrued interest. The note may be converted at any time following the earlier of (i) the date that the Company fails to make an amortization payment, (ii) the date that is 180 days after the issuance date or (iii) the date that any of the shares of common stock issuable upon conversion of the note are registered for resale pursuant to a registration statement filed by the Company at a variable conversion price equal to 75% of the lowest closing bid price of the Company’s common stock over the ten trading days prior to the conversion date. The note contains multiple contingent features that may further adjust the conversion price, including full-ratchet anti-dilution adjustments and adjustments if the conversion price is less than the par value of the common stock. The notes contain ownership limitations, which provide that the Company shall not affect any conversion, and a holder shall not have the right to convert, to the extent that after giving effect to the issuance of common stock upon such conversion or exercise, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion. This limitation may be waived, up to a maximum of 9.99%, by a holder upon not less than sixty-one (61) days’ prior notice to the Company. In accordance with ASC 815, the embedded conversion option and related contingent features were bifurcated and accounted for as a derivative liability. A Monte Carlo valuation was obtained from valuation specialists to fair value the derivative liability (See Note 6. Fair Value Measurements and Note 9. Derivative Liabilities). The derivative liability was recorded first, and the host debt instrument was recorded at the residual amount after allocating proceeds to the derivative liability based on the relative fair values. The derivative liability will be remeasured at fair value each reporting period with changes in fair value recognized in other income (expense) in the consolidated statement of operations. As of September 30, 2026, the outstanding principal balance of this note is $189,643, with $0 in accrued interest, and the note has unamortized debt discounts of $191,563.

On April 8, 2026, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued to such investor a convertible promissory note in the principal amount of $268,889 with a $26,889 original issuance discount, $5,000 in associated legal fees and $7,000 for due diligence costs, for total proceeds of $230,000. This convertible promissory note carries a one-time interest charge of $32,267 (rate of twelve percent (12%)) which is guaranteed at issuance. This note matures on April 8, 2027, and includes scheduled amortization payments which began in October 2026 with the remaining balance due at maturity. Each amortization payment is applied first to accrued interest, with the remainder reducing principal. The note may be converted at any time after issuance at a variable conversion price equal to 60% of the lowest trading price of the Company’s common stock for the ten trading days prior to the conversion date. The note also contains an ownership limitation, which provides that the Company shall not affect any conversion, and a holder shall not have the right to convert, to the extent that after giving effect to the issuance of common stock upon such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such conversion. In accordance with ASC 815, the embedded conversion option and related contingent features were bifurcated and accounted for as a derivative liability. A Monte Carlo valuation was obtained from valuation specialists to fair value the derivative liability (See Note 6. Fair Value Measurements and Note 9. Derivative Liabilities). The derivative liability was recorded first, and the host debt instrument was recorded at the residual amount after allocating proceeds to the derivative liability at its fair value. Upon initial recognition, the Company recorded a day-1 loss to other expense in the condensed consolidated income statements of $76,230, representing the excess of the fair value of the embedded derivative liability over the net proceeds allocated to the host debt instrument. The derivative liability will be remeasured at fair value each reporting period with changes in fair value recognized in other income (expense) in the consolidated statement of operations. As of September 30, 2026, the outstanding principal balance of this note is $268,889. The note has unamortized debt discounts of $253,153.

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

Key valuation inputs included:

•	Stock price: $0.138 - $0.569 per share
•	Expected term: .50 – 4.32 years
•	Volatility: 60%
•	Risk-free rate: 4.32% - 4.85% (continuously compounded)
•	Discount rate: 15%

Commitment Shares Derivative Liability

In connection with entering into a Common Stock Purchase Agreement on June 5, 2026 (refer to Note 10. Capital Stock for details), the Company was required to issue Commitment Shares equal to $250,000 divided by the closing price of the Company’s common stock on the Effective Date of the registration statement covering the resale of shares under the Purchase Agreement. Because the number of Commitment Shares was based on a future stock price (the Effective Date closing price), the Commitment Shares represented a freestanding derivative liability under ASC 815-40. The Company measured the derivative liability at fair value on the commitment date using a Black-Scholes option-pricing model.

Key valuation inputs included:

•	Stock price: $1.75
•	Expected term: 30 days (expected time to registration effectiveness)
•	Volatility: 63.8% (blended volatility)
•	Risk-free rate: 3.65% (continuously compounded)
•	Dividend yield: 0%

The Company recorded an initial derivative liability of $12,621 at inception. During the three months ended September 30, 2026, subsequent to the registration statement becoming effective and all closing conditions being met, the Company issued the Commitment Shares. Upon issuance, the derivative liability was remeasured to fair value and settled into equity. Changes in fair value are recognized in other income (expense) in the condensed consolidated statements of operations. The derivative liability was derecognized and reclassified to additional paid-in capital. As a result, no derivative liability related to the Commitment Shares remained outstanding as of September 30, 2026. A roll-forward of the derivative liability is presented in Note 6. Fair Value Measurements. Additional information regarding valuation techniques and fair value hierarchy classification is included in Note 6. Fair Value Measurements.

10.	CAPITAL STOCK

The Company is authorized to issue 350,000,000 shares of capital stock, consisting of 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Preferred Stock

On August 31, 2026, the Board of Directors approved the creation of a new series of preferred stock designated as “Series A-1 Preferred Stock” par value $0.001 per share. The Certificate of Designation establishing the rights, preferences, and limitations of the Series A-1 Preferred Stock (as described below) was filed with the Nevada Secretary of State on August 31, 2026, at which time the series became legally effective. The Company issued two shares of Series A-1 Preferred Stock on September 1, 2026, following the effectiveness of the Certificate of Designation. The Series A-1 Preferred Stock was issued to an employee in partial settlement of accrued salaries. The issuance reduced accrued salaries by $500 and was recorded as an increase to preferred stock within stockholders’ equity. See also Note 5. Related Party Transactions.

The Company has designated multiple series of preferred stock, including 2 shares of series A-1 preferred stock, two shares of series A preferred stock, 3,000,000 shares of series B preferred stock, 500 shares of series C preferred stock, 1,000,000 shares of series E preferred stock, 50,000 shares of series F-1 preferred stock, 15,000,000 shares of series I preferred stock, 400,000 shares of series L preferred stock, 3,000,000 shares of series N senior convertible preferred stock, 5,000,000 shares of series X senior convertible preferred stock and 1,500,000 shares of series Y senior convertible preferred stock.

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

Series X Senior Convertible Preferred Stock

As of September 30, 2026 and December 31, 2025, there were 471,751 and 438,388 shares of series X senior convertible preferred stock issued and outstanding, respectively. For the nine months ended September 30, 2026, cumulative dividends earned on the series X senior convertible preferred stock were $133,451. The cumulative accrued dividends for the nine months ended September 30, 2026 were paid by the Company via the issuance of 33,363 shares of series X senior convertible preferred stock.

Non-redeemable Preferred Stock

Series A-1 Preferred Stock

As of September 30, 2026, there were 2 shares of series A-1 preferred stock issued and outstanding.

Ranking. The series A-1 preferred stock ranks, with respect to the distribution of assets upon liquidation, (i) senior to all common stock and each other class or series that is not expressly made senior to or on parity with the series A-1 preferred stock; (ii) on parity with each class or series that is not expressly subordinated or made senior to the series A-1 preferred stock; and (iii) junior to the series F-1 preferred stock, series L preferred stock, series N senior convertible preferred stock, series X senior convertible preferred stock, series Y preferred stock and each other series of preferred stock and each class or series that is expressly made senior to the series A-1 preferred stock, as well as to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company.

Dividend Rights. The series A-1 preferred stock is not entitled to participate in any distributions or payments to the holders of common stock or any other class of stock and shall have no economic interest in the Company.

Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, a merger or consolidation of our company wherein the Company is not the surviving entity, or a sale of all or substantially all of the assets of the Company, the holders of each share of series A-1 preferred stock shall be entitled to receive from any distribution of any of the assets or surplus funds of the Company, before and in preference of any holder of shares of common stock, an amount equal to the stated value of $250. Once the holders receive the foregoing from any such liquidation, dissolution or winding up, the holders shall not participate with the common stock or any other class of stock.

Voting Rights. Each share of series A-1 preferred stock shall have a number of votes at any time equal to (i) 25% of the number of votes then held or entitled to be made by all other equity securities of the Company, including, without limitation, the common stock, plus (ii) one (1). The series A-1 preferred stock shall vote on any matter submitted to the holders of the common stock, or any other class of voting securities, for a vote, and shall vote together with the common stock, or any class of voting securities, as applicable, on such matter for as long as the shares of series A-1 preferred stock are issued and outstanding. Notwithstanding the foregoing, the series A-1 preferred stock shall not have the right to vote on any matter as to which solely another series of preferred stock is entitled to vote pursuant to the Company’s amended and restated articles of incorporation or a certificate of designation of such other series of preferred stock.

Transfer. Upon transfer of any share of series A-1 preferred stock, except for a transfer by the holder to an affiliate, whether such transfer is voluntary or involuntary, such share of series A-1 preferred stock shall automatically, and without any action being required by the Company or the holder, be converted into one (1) share of common stock.

Other Rights. Holders of series A-1 preferred stock do not have any conversion (except as set forth above) or redemption rights.

Series A Preferred Stock

As of September 30, 2026 and December 31, 2025, there were two shares of series A preferred stock issued and outstanding.

Series B Preferred Stock

As of September 30, 2026 and December 31, 2025, there were no shares of series B preferred stock issued and outstanding. During the year ended December 31, 2025, all outstanding shares of series B preferred stock were converted into common stock.

Series C Preferred Stock

As of September 30, 2026 and December 31, 2025, there were no shares of series C preferred stock issued and outstanding. During the year ended December 31, 2025, all outstanding shares of series C preferred stock were converted into common stock.

Series E Preferred Stock

As of September 30, 2026 and December 31, 2025, there were no shares of series E preferred stock issued and outstanding. During the year ended December 31, 2025, all outstanding shares of series E preferred stock were converted into common stock.

Series F-1 Preferred Stock

As of September 30, 2026 and December 31, 2025, there were 3,875 shares of series F-1 preferred stock issued and outstanding.

Series I Preferred Stock

As of September 30, 2026 and December 31, 2025, there were no shares of series I preferred stock issued and outstanding. During the year ended December 31, 2025, all outstanding shares of series I preferred stock were converted into common stock.

Series L Preferred Stock

As of September 30, 2026 and December 31, 2025, there were 319,493 shares of series L preferred stock issued and outstanding.

Series N Senior Convertible Preferred Stock

As of September 30, 2026 and December 31, 2025, there were 1,133,227 and 1,037,311 shares of series N senior convertible preferred stock issued and outstanding, respectively. For the nine months ended September 30, 2026, cumulative dividends earned on the series N senior convertible preferred stock were $383,660. The cumulative accrued dividends for the nine months ended September 30, 2026 were paid by the Company via the issuance of 95,916 shares of series N senior convertible preferred stock.

Series Y Senior Convertible Preferred Stock

As of September 30, 2026 and December 31, 2025, there were 1,150,528 and 1,067,878 shares of series Y senior convertible preferred stock issued and outstanding, respectively. For the nine months ended September 30, 2026, cumulative dividends earned on the series Y senior convertible preferred stock were $332,051. Cumulative accrued dividends for the period December 2, 2025 through September 1, 2026 in the amount of $330,594 were paid by the Company via the issuance of 82,650 shares of series Y senior convertible preferred stock. At September 30, 2026, the total dividend payable was $36,565 (for the period September 2, 2026 through September 30, 2026).

Preferred Stock Transactions

During the nine months ended September 30, 2026, the Company executed the following transactions:

•	An aggregate of 82,650 shares of series Y senior convertible preferred stock were issued with an aggregate value of $330,594.

•	An aggregate of 95,916 shares of series N senior convertible preferred stock were issued with an aggregate value of $383,660.

•	An aggregate of 33,363 shares of series X senior convertible preferred stock were issued with an aggregate value of $133,451.

•	An aggregate of two shares of series A-1 preferred stock were issued with an aggregate value of $500.

During the nine months ended September 30, 2025, the Company executed the following transactions:

•	An aggregate of 300,000 shares of series B preferred stock, six shares of series C preferred stock and 54,000 shares of series E preferred stock were issued in exchange for the cancellation of an aggregate of 391,500 shares of series I preferred stock.

•	An aggregate of 1,579,867 shares of series B preferred stock were converted into an aggregate of 1,053,248 shares of common stock.

•	An aggregate of 80 shares of series C preferred stock were converted into an aggregate of 266,668 shares of common stock.

•	An aggregate of 229,375 shares of series E preferred stock were converted into an aggregate of 152,917 shares of common stock.

•	An aggregate of 2,500 shares of series I preferred stock were converted into an aggregate of 1,667 shares of common stock.

•	An aggregate of 62,639 shares of series Y senior convertible preferred stock were issued with an aggregate value of $250,554.

•	An aggregate of 85,221 shares of series N senior convertible preferred stock were issued with an aggregate value of $340,877.

•	An aggregate of 30,226 shares of series X senior convertible preferred stock were issued with an aggregate value of $120,900.

Common Stock

Common Stock Purchase Agreement

On June 5, 2026, the Company entered into a Common Stock Purchase agreement (the “Purchase Agreement”) and a Registration Rights Agreement with an institutional investor (the “Investor”) pursuant to which the Investor has committed to purchase up to $25,000,000 of shares of the Company’s common stock; provided that such amount may be increased to $75,000,000 in the Company’s sole discretion (the “Total Purchase Commitment”). In consideration for the Investor’s commitment to purchase shares of common stock under the Purchase Agreement, the Company agreed to issue to the Investor a number of shares of common stock equal to $250,000 (or $750,000 if the Total Purchase Commitment is increased to $75,000,000) equal to the closing price of the Company’s common stock on the effective date of the Registration Statement (as defined below) (the “Commitment Shares”), upon written demand by the Investor. During the third quarter of 2026, the Company issued 166,667 shares of common stock for the Commitment Shares.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, shares of common stock in an amount of up to the Total Purchase Commitment. Sales under the Purchase Agreement did not commence until all of the conditions set forth in the Purchase Agreement were satisfied, including that a registration statement on Form S-1 (the “Registration Statement”) was declared effective by the SEC and a final prospectus in connection therewith was filed (such conditions were satisfied effective as of July 7, 2026). Thereafter, the Company may, subject to the satisfaction of certain additional conditions set forth in the Purchase Agreement, from time to time and at its sole discretion, for a period of thirty-six (36) months, on any trading day that it selects, provided that the Closing Sale Price (as defined below) of the common stock is equal to or greater than $0.20 (unless such requirement is waived by the Investor) and that all shares of common stock subject to all prior purchases have been properly delivered to the Investor in accordance with the Purchase Agreement, direct the Investor to purchase up to a number of shares of common stock equal to the lesser of (i) 40% of the lowest Daily Value Traded (as defined below) of the common stock on the five (5) trading days immediately preceding the purchase date, (ii) 250,000 shares of common stock, or (iii) $250,000. For purposes of the Purchase Agreement, “Closing Sale Price” means the greater of (i) the then current book value of the common stock and (ii) the last closing trade price for the common stock on its principal trading market, as reported by Bloomberg L.P., and “Daily Value Traded” means the product obtained by multiplying the daily trading volume of the common stock during regular trading hours as reported by Bloomberg L.P. by the dollar volume-weighted average price for the common stock, as reported by Bloomberg L.P. through its “AQR” function, for such trading day.

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

During the nine months ended September 30, 2026, the Company issued 20,619 shares of common stock and received $30,000 in proceeds under the Purchase Agreement.

The purchases are indexed to the Company’s own stock and meet the equity classification requirements of ASC 815-40. Accordingly, no derivative liability is recorded for this feature.

Common Stock Transactions

During the nine months ended September 30, 2026, the Company issued common stock as part of the following transactions:

•	On January 6, 2026, the Company issued an aggregate of 16,667 shares of common stock in connection with a financing transaction that also included the issuance of convertible promissory notes and warrants. As the shares of common stock were freestanding equity instruments issued as part of a single financing unit, the fair value recognized by the Company was measured at its grant-date fair value based on the closing market price as of January 6, 2026 of $5.10 per share and then allocated along with the fair values of the promissory note and the warrants to each instrument in the financing units. The allocated fair value of the shares was then recorded to additional paid-in-capital with a corresponding debt discount recognized in connection with the related promissory note. See also Note 8. Convertible Notes Payable and Note 11. Warrants.

•	On January 13, 2026, in accordance with an agreement effective November 24, 2025, which included a provision that entitles a consultant service provider to receive additional common shares in the event of a reverse stock split, the Company issued 200,000 shares of common stock to the provider subsequent to the reverse stock split which was effected by the Company on January 12, 2026. The Company recognized the fair value for the issuance of the 200,000 shares at the November 24, 2025 grant-date fair value of $2.55 per share, and recorded share-based compensation expense of $357,000 in the consolidated statement of operations.

•	On January 13, 2026, the Company issued 62,500 shares of common stock to an employee for services in settlement of a bonus payable totaling $228,000, of which 31,250 shares vested on the date of grant and 15,625 shares will vest on each of January 2, 2027 and January 2, 2028.

•	On January 14, 2026, the Company issued 13,761 shares of common stock to a legal service provider. The Company recognized the fair value for the issuance of the 13,761 shares of $60,000 per the service agreement, and recorded selling, general and administrative expense in the consolidated statement of operations.

•	On January 16, 2026, the Company issued an aggregate of 20,000 shares of common stock in connection with a financing transaction that also included the issuance of convertible promissory notes and warrants. As the shares of common stock were freestanding equity instruments issued as part of a single financing unit, the fair value recognized by the Company was measured at its grant-date fair value based on the closing market price as of January 20, 2026 (date funds received by the Company) of $4.00 per share and then allocated along with the fair values of the promissory note and the warrants to each instrument in the financing unit. The allocated fair value of the shares was then recorded to additional paid-in-capital with a corresponding debt discount recognized in connection with the related promissory note. See also Note 8. Convertible Notes Payable and Note 11. Warrants.

•	On January 31, 2026, the Company cancelled 6,667 shares of common stock following the forfeiture of the underlying award. The cancelled shares were returned to the status of authorized and unissued common stock and the $29,667 value of the award was removed from unearned compensation. Stock Compensation expense had not yet been recorded for this award at the time of cancellation.

•	On February 3, 2026, the Company issued 556,528 shares of common stock pursuant to a conversion agreement with Alex Cunningham, the Company’s Chief Executive Officer, for which deferred compensation in the amount of $2,365,242 owed to Mr. Cunningham was cancelled. The number of shares issued was determined based on the closing market price of the Company’s common stock of $4.25 on January 28, 2026. Because the underlying compensation was fully earned and the fair value of equity issued equals the amount accrued, the settlement was accounted for as an equity issuance with no impact on the Company’s consolidated statements of operations. The Company recorded a reduction to accrued compensation and a corresponding increase to stockholders’ equity upon issuance of the shares. See also Note 5. Related Party Transactions.

•	On February 28, 2026, the Company cancelled 5,000 shares of common stock following the forfeiture of the underlying award. The cancelled shares were returned to the status of authorized and unissued common stock and the $22,250 value of the award was removed from unearned compensation. In accordance with ASC 718, previously recorded stock compensation expense of $1,854 was removed from the consolidated statement of operations at the time of cancellation.

•	On March 6, 2026, the Company issued 588,249 shares of common stock pursuant to a conversion agreement with Daniel Thompson, the Company’s former Chairman of the Board, for which deferred compensation in the amount of $2,352,994 owed to Mr. Thompson was cancelled. The number of shares issued was determined based on the closing market price of the Company’s common stock of $4.00 on March 4, 2026. Because the underlying compensation was fully earned and the fair value of equity issued equals the amount accrued, the settlement was accounted for as an equity issuance with no impact on the Company’s consolidated statements of operations. The Company recorded a reduction to accrued compensation and a corresponding increase to stockholders’ equity upon issuance of the shares. See also Note 5. Related Party Transactions.

•	On March 19, 2026, the Company issued 19,614 shares of common stock to an investor relations service provider. The Company recognized the fair value for the issuance of the 19,614 shares of $30,000 per the service agreement in settlement of stock compensation payable.

•	On April 1, 2026, the Company issued an aggregate of 15,000 shares of restricted common stock under the Company’s 2024 Equity Incentive Plan to three board members for their annual retainer grants for the fiscal year 2026, with shares vesting in equal parts over the course of four quarters on July 1, 2026, October 1, 2026, January 1, 2027, and April 1, 2027. As of April 1, 2026, the Company recognized the fair value for the issuance of the vested shares at $2.42 per share based on the closing market price on the grant-date. Share-based compensation expense of $9,064 and $18,128 was recorded in the consolidated statement of operations for the three and nine months ended September 30, 2026. Unearned compensation for this award was $18,128 at September 30, 2026.

•	On April 1, 2026, the Company issued an aggregate of 4,175 shares of common stock to various holders of our convertible notes as payment of quarterly accrued interest.

•	On April 17, 2026, the Company issued 100,000 shares of common stock to a consulting service provider per the terms of an extension of a service agreement for services to be provided through July 2026. The shares were issued related to the extension period, and as such, the measurement date is the issuance date with the fair value of the issuance measured at $1.45 per share based on the closing market price on April 17, 2026. As the shares are payment for future services, the fair value was initially recorded as a prepaid expense on the condensed consolidated balance sheet and will be expensed to share-based compensation expense over the term of the agreement. As of September 30, 2026, share-based compensation expense of $145,000 was recorded in the consolidated statement of operations.

•	On April 30, 2026, the Company cancelled 3,334 shares of common stock following the forfeiture of the underlying award. The cancelled shares were returned to the status of authorized and unissued common stock and the $14,833 value of the award was removed from unearned compensation. In accordance with ASC 718, previously recorded stock compensation expense of $3,708 was removed from the consolidated statement of operations at the time of cancellation.

•	On July 1, 2026, the Company issued an aggregate of 7,831 shares of common stock to various holders of our convertible notes as payment of quarterly accrued interest.

•	On July 1, 2026, the Company issued 38,710 shares of common stock to an investor relations service provider. The Company recognized the fair value for the issuance of the 38,710 shares of $30,000 per the service agreement in settlement of stock compensation payable.

•	During the three months ended September 30, 2026, the Company issued an aggregate 22,041 shares of common stock to a consulting service provider pursuant to a service agreement (1,935 shares on July 1, 2026; 5,106 shares on August 3, 2026; and 15,000 shares on September 1, 2026). Each issuance was valued at $3,000, consistent with the contractual monthly service fee, and was recorded in settlement of stock compensation payable.

•	On July 13, 2026, the Company issued 166,667 shares of common stock for the Commitment Shares required under the Purchase Agreement. Additionally, on July 13, 2026, the Company completed a purchase under the Purchase Agreement and issued 20,619 shares of common stock for proceeds of $30,000.

•	On July 28, 2026, the holder of a convertible promissory note elected to convert the outstanding principal, accrued interest and fees totaling $42,205 into 113,302 shares of common stock at a conversion price of $0.3725 per share.

•	On September 18, 2026, the holders of convertible promissory notes elected to convert the outstanding principal, accrued interest and fees totaling $269,766 into 1,128,731 shares of common stock at a conversion price of $0.825 per share for the principal and fees and $0.1179 per share for the make-whole interest.

•	On September 28, 2026, the holder of a convertible promissory note elected to convert $31,917 of outstanding principal, accrued interest and fees into 245,735 shares of common stock at a conversion price of $0.129885 per share.

During the nine months ended September 30, 2025, in addition to the conversions of preferred stock noted above, the Company issued common stock as part of the following transactions:

•	In June 2025, as part of a legal settlement, the Company retired 19,750 shares of common stock.

•	On June 30, 2025, the Company issued 5,000 shares of common stock to an investor relation service provider. The Company recognized the fair value for the issuance of the 5,000 shares at $19.50 per share on the closing market price of June 30, 2025 and recorded selling, general and administrative expense of $97,500 in the consolidated statement of operations.

•	On July 31, 2025, the Company issued 834 shares of common stock to an employee for services rendered. The Company recognized the fair value for the issuance of the 834 shares at $5.00 per share on the closing market price of July 30, 2025, and recorded share-based compensation expense of $12,500 in the consolidated statement of operations.

•	On September 2, 2025, the Company issued 64,165 shares of common stock upon conversion of a convertible note.

•	On September 26, 2025, the Company issued an aggregate of 5,001 shares of restricted common stock under the Company’s 2024 Equity Incentive Plan to three board members for their annual retainer grants for the fiscal year 2024, which vested in full on the date of grant. The Company recognized the fair value for the issuance of the shares at $1.53 per share based on the closing market price on the grant-date. Share-based compensation expense of $22,950 was recorded in the consolidated statement of operations.

•	On September 26, 2025, the Company also issued an aggregate of 5,001 shares of restricted common stock under the Company’s 2024 Equity Incentive Plan to three board members for their annual retainer grants for the fiscal year 2025, with 1,250 shares vesting on the date of grant and the remaining shares vesting in equal parts over the course of three quarters commencing on October 1, 2025. The Company recognized the fair value for the issuance of the shares at $1.53 per share based on the closing market price on the grant-date. Share-based compensation expense of $5,738 was recorded in the consolidated statement of operations.

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

Share-based compensation expense is attributable to the issuance of the Company’s common stock, restricted common stock awards, stock option awards and preferred stock granted to non-employee independent directors, employees and service providers for services rendered. The Company recognizes expense using a straight-line amortization method as reflected in general and administrative expense in the consolidated statement of operations. Total share-based compensation expense in the consolidated statement of operations for the three months ended September 30, 2026, and 2025 was $369,981 and $41,188, respectively. Total share-based compensation expense for the three months ended September 30, 2026, includes $321,814 of employee related expense for the issuance of restricted stock grants and stock options that were recorded to stock compensation expense and $48,167 related to the issuance of the Company’s common stock to external service providers that were recorded to professional fees. Total share-based compensation expense for the three months ended September 30, 2025, included $41,188 of employee related expense for the issuance of restricted stock and restricted stock grants that were recorded to stock compensation expense.

Total share-based compensation expense in the consolidated statement of operations for the nine months ended September 30, 2026, and 2025 was $1,401,116 and $138,688, respectively. Total share-based compensation expense for the nine months ended September 30, 2026, includes $782,116 related to the issuance of restricted stock grants and stock options to employees that were recorded to stock compensation expense, as well as $619,000 related to the issuance of the Company’s common stock to external service providers that were recorded to professional fees. Total share-based compensation for the nine months ended September 30, 2025, includes $41,188 of employee related expense for the issuance of restricted stock and restricted stock grants that were recorded to stock compensation expense and $97,500 related to the issuance of the Company’s common stock to external service providers that were recorded to professional fees.

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants are measured at their fair value on the awards’ grant-date, based on the estimated number of awards that are ultimately expected to vest. The Company has elected to account for forfeitures as they occur and expense is recognized over the requisite service period. Grant-date fair value of restricted common stock and common stock awards is determined using the Company’s closing share price on the grant-date and the grant-date fair value of stock options awarded is determined using a Black-Scholes valuation model. Grant-date fair value of any preferred stock awards is determined utilizing a third-party valuation.

Non-Vested Common Stock

Share-based compensation expense related to non-vested common stock of $116,001 and $5,738 was recorded in the consolidated statement of operations for the three months ended September 30, 2026 and 2025, respectively. Share-based compensation expense related to non-vested common stock of $344,678 and $5,738 was recorded in the consolidated statement of operations for the nine months ended September 30, 2026 and 2025, respectively. Total unrecognized compensation cost related to unvested awards was $125,065 and $17,213 as of September 30, 2026 and 2025, respectively, which is expected to be recognized over a weighted-average period of 0.38 of a year.

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

Stock Options

On September 8, 2026, the Company granted to certain directors stock options to purchase 1,500,000 shares of its common stock in lieu of payment of cash compensation ($30,000 currently owed, and board fees coming due in 2026). The options have an exercise price equal to the fair market value of the Company’s common stock on the grant-date of $0.1162 per share, vest immediately, and expire five years from the grant-date.

The Company estimated the grant-date fair value of the options using the Black-Scholes option-pricing model. The weighted-average assumptions used in the valuation were as follows:

•	Expected term: 2.5 years
•	Annualized volatility: 121.54%
•	Risk-free interest rate: 4.28%
•	Dividend yield: 0%

Expected volatility was estimated using a blended approach that incorporates both the Company’s historical volatility and the historical volatilities of a peer group of publicly traded healthcare companies with similar size, stage, and operating characteristics. The Company utilized the simplified method to estimate expected term due to limited historical exercise data.

The weighted-average grant-date fair value of options granted during the period was $0.08 per option, resulting in total grant-date fair value of $120,000, of which $30,000 of the total grant-date fair value of the award was recorded as a reduction of accrued liabilities and $90,000 was recognized as share-based compensation expense in the condensed consolidated statement of operations as of September 30, 2026. The full fair value of the award was recorded to additional paid-in capital. As the grant vested immediately, there is no unrecognized compensation cost at September 30, 2026. Intrinsic value is $0 at grant and will remain $0 until the stock trades above the exercise price.

On December 11, 2025, the Company granted stock options to purchase 90,002 shares of its common stock to certain employees and directors under the Plan. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2026, the Company recognized $205,813 and $437,439 in share-based compensation expense related to these options, respectively. Total unrecognized compensation cost at September 30, 2026 is $0 and there is no weighted-average remaining amortization period.

11.	WARRANTS

During the fourth quarter of 2025, the Company issued a three-year warrant to purchase 100,000 shares of common stock at $3.00 per share with an investor relations firm as part of a service agreement which provides that the warrant is subject to vesting 30 days prior to the date that the Company’s common stock is listed on a national securities exchange. As of September 30, 2026, the listing had not occurred and was not considered probable yet based on the status of the Company’s application and the remaining substantive listing requirements. Accordingly, no fair value has been calculated and no liability or equity instrument has been recognized related to the warrant as of September 30, 2026. If the listing occurs in a future period, the Company will recognize the warrant at its fair value on the date the listing becomes probable or is satisfied with the corresponding impact recorded in equity. See also Note 10. Capital Stock.

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

The table below sets forth warrant activity during the nine months ended September 30, 2026 and 2025:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2026	201,048	$24.05
Granted	40,000	9.00
Exercised	–	–
Expired	(1,047)	3,471.70
Balance at September 30, 2026	240,001	6.50
Warrants Exercisable at September 30, 2026	140,001	$9.00

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2025	1,050	$3,538.93
Granted	–	–
Exercised	–	–
Expired	(3)	27,000
Balance at September 30, 2025	1,047	3,471.70
Warrants Exercisable at September 30, 2025	1,047	$3,471.70

12.	GOODWILL

The Company reviews goodwill for impairment on a reporting unit basis annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the nine months ended September 30, 2026 and 2025, the Company determined that no impairment triggers occurred and no impairment indicators were present.

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

The Company leases eleven medical facilities and one vehicle as operating leases as of September 30, 2026. The Company recorded operating lease expenses of $93,753 and $112,832 for the three months ended September 30, 2026 and 2025, respectively, and $280,861 and $347,350 for the nine months ended September 30, 2026 and 2025, respectively. Lease expense includes all rent payments for all leased facilities, including those subject to the Company’s short-term lease election under ASC 842. Under this election, leases with terms of 12 months or less are not recorded as right-of-use assets or lease liabilities, but the related rent expense is included in total lease expense.

Only leases that result in recognized right-of-use assets and lease liabilities are included in the future minimum lease payments table below. Short-term leases accounted for under the 12-month election are excluded from the future commitments disclosure.

The Company has operating lease liabilities with future commitments as follows:

Amount
October 2026 – September 2027	$77,871
Total Future Undiscounted Lease Payments	77,871
Less imputed interest	2,143
Total lease obligations	$75,728

The following table summarizes supplemental information about the Company’s leases:

Weighted-average remaining lease term	0.66 years
Weighted-average discount rate	7.52%

Employees

In connection with separate employment agreements and related addendums with Alex Cunningham, the Company’s Chairman, President and Chief Executive Officer, and Daniel Thompson, the Company’s former Chairman, from time to time the Company accrued each of their respective compensation elements at their election rather than pay them in cash to Accrued expenses - related parties in the Company’s consolidated balance sheet. The total outstanding accrued compensation as of September 30, 2026 and December 31, 2025 for Alex Cunningham was $324,000 and $2,163,000, respectively, and for Daniel Thompson was $175,058 and $2,237,167, respectively, all of which is included in Accrued expenses – related parties in the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. The total interest accrued as of September 30, 2026 was $4,069 for Alex Cunningham and $0 for Daniel Thompson. See also Note 5. Related Party Transactions and Note 7. Notes and Loans Payable.

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

On September 8, 2026, Mr. Thompson commenced a lawsuit against the Company by filing a complaint against it in the Eighth Judicial District Court, Clark County, Nevada. That complaint is substantially the same as the complaint Mr. Thompson filed on May 1, 2026 discussed above. On September 23, 2026, Mr. Thompson filed a notice of voluntary dismissal without prejudice. Pursuant to that notice, he dismissed the lawsuit he commenced on September 8, 2026 without prejudice to his right to refile the lawsuit.

Should Mr. Thompson re-file a lawsuit asserting the same claims he asserted in the voluntarily dismissed lawsuit, the Company intends to vigorously defend against those claims. Although the Company believes that it would have meritorious defenses to such claims, the Company is unable to reasonably estimate the potential loss or range of loss, if any, that may result from the litigation of such claims because the outcome of litigation is inherently uncertain. It is possible that an adverse outcome in such litigation, if it were to be commenced, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, and prospects.

15.	INCOME TAXES

At December 31, 2025, the Company had federal and state net operating loss carry forwards of approximately $24.4 million that expire in various years through the year 2041. Due to current period losses and carryforwards of past net operating losses, there is no provision for current federal or state income taxes for the three and nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026, the Company had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

	September 30, 2026	December 31, 2025
Assets:
Healthcare	$29,838,517	$27,349,522
Real Estate	534,906	540,522
Corporate, administration and other	209,389	1,196,901
Consolidated assets	$30,582,812	$29,086,945

	Three Months Ended September 30,
	2026	2025
Revenues:
Healthcare	$1,912,179	$3,058,740
Real Estate	–	–
Consolidated revenues	$1,912,179	$3,058,740

Cost of sales:
Healthcare	$875,420	$1,149,161
Real Estate	–	–
Consolidated cost of sales	$875,420	$1,149,161

Operating Expenses:
Healthcare
Depreciation expense	$233	$762
Selling, general and administrative	255,649	265,289
Total Healthcare	255,882	266,051
Real Estate	1,330	25
Corporate, administration and other expenses (a)	1,316,213	1,000,224
Consolidated operating expenses	$1,573,425	$1,266,300

(Loss) Income from operations from subsidiaries:
Healthcare	$780,877	$1,643,528
Real Estate	(1,330)	(25)
Income from operations from subsidiaries	779,547	1,643,503
Loss from operations from Cardiff Lexington	(1,316,213)	(1,000,224)
Total (loss) income from operations	$(536,666)	$643,279

(Loss) Income before taxes
Healthcare	$780,877	$1,643,528
Real Estate	(1,330)	(25)
Corporate, administration and other non-operating expenses (b)	(3,986,098)	(2,787,802)
Consolidated loss	$(3,206,551)	$(1,144,299)

	Nine Months Ended September 30,
	2026	2025
Revenues:
Healthcare	$6,294,016	$8,763,314
Real Estate	–	–
Consolidated revenues	$6,294,016	$8,763,314

Cost of sales:
Healthcare	$2,756,887	$3,317,943
Real Estate	–	–
Consolidated cost of sales	$2,756,887	$3,317,943

Operating Expenses:
Healthcare
Depreciation expense	$1,079	$4,890
Loss on disposal of fixed assets	–	12,593
Selling, general and administrative	658,759	852,978
Total Healthcare	659,838	870,461
Real Estate	5,616	29,143
Corporate, administration and other expenses (a)	4,464,143	2,748,877
Consolidated operating expenses	$5,129,597	$3,648,481

(Loss) Income from operations from subsidiaries:
Healthcare	$2,877,291	$4,574,910
Real Estate	(5,616)	(29,143)
Income from operations from subsidiaries	2,871,675	4,545,767
Loss from operations from Cardiff Lexington	(4,464,143)	(2,748,877)
Total (loss) income from operations	$(1,592,468)	$1,796,890

Loss before taxes
Healthcare	$2,877,291	$4,573,313
Real Estate	(5,616)	(29,143)
Corporate, administration and other non-operating expenses (b)	(11,649,206)	(7,365,641)
Consolidated loss	$(8,777,531)	$(2,821,471)

(a)	Corporate, administration and other operating expenses includes payroll, management fees, stock compensation, legal fees, accounting fees and public company/investor relations fees.

(b)	Corporate, administration and other non-operating expenses includes corporate selling, general and administrative expenses such as noted above as well as interest, amortization of notes payable discount and loss on settlement of debt.

17.	SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to September 30, 2026 to the date these consolidated financial statements were issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

Convertible Notes Payable

On October 5, 2026, October 8, 2026, October 14, 2026, October 21, 2026 and October 30, 2026, the holder of a convertible promissory note elected to convert an aggregate of $51,907 of outstanding principal, accrued interest and fees into an aggregate of 2,755,001 shares of common stock at a conversion price of $0.042 per share for the October 5, 2026 and October 8, 2026 conversions, $0.0329 per share for the October 14, 2026 conversion, $0.01274 per share for the October 21, 2026 conversion and $0.00672 per share for the October 30, 2026 conversion.

On October 20, 2026, October 22, 2026 and November 2, 2026, the holder of a convertible promissory note elected to convert an aggregate of $23,325 of outstanding principal, accrued interest and fees into an aggregate of 1,968,214 shares of common stock at a conversion price of $0.0329 per share for the October 20, 2026 conversion, $0.01274 per share for the October 22, 2026 conversion and $0.00672 per share for the November 2, 2026 conversion.

On October 6, 2026 and November 5, 2026, the Company made contractually required cash amortization payments on an outstanding convertible note in the total amount of $88,296. After these payments, the outstanding principal balance on the note is $180,593.

On October 30, 2026, the Company made a contractually required cash amortization payment on an outstanding convertible note in the amount of $35,357. After this payment, the outstanding principal balance on the note is $154,285.

Related Party Note Payable

On October 1, 2026, the Company issued an unsecured promissory note in the principal amount of $175,003 to Daniel Thompson, the Company’s former Chairman of the Board and a significant stockholder, to resolve outstanding accrued compensation obligations. The note bears interest at 5% annually and matures October 1, 2028.

Additional Stock Issuances

On October 1, 2026, the Company issued an aggregate of 44,607 shares of common stock to various holders of our convertible notes as payment of quarterly accrued interest. Also on October 1, 2026 the Company issued 21,819 shares of common stock to a consultant for services provided.

On November 2, 2026, the Company issued an aggregate of 230,770 shares of common stock to a consultant for services provided.

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

Recent Developments

Related Party Note Payable

On October 1, 2026, the Company issued an unsecured promissory note in the principal amount of $175,003 to Daniel Thompson, the Company’s former Chairman of the Board and a significant stockholder, to resolve outstanding accrued compensation obligations. The note bears interest at 5% annually and matures October 1, 2028.

Segments

As of September 30, 2026, we had two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information.

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

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended September 30, 2026 and 2025, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$1,912,179	100.00%	$3,058,740	100.00%
Total cost of sales	875,420	45.78%	1,149,161	37.57%
Gross profit	1,036,759	54.22%	1,909,579	62.43%
Operating expenses
Depreciation expense	233	0.01%	762	0.02%
Share-based compensation	369,981	19.35%	41,188	1.35%
Selling, general and administrative	1,203,211	62.92%	1,224,350	40.03%
Total operating expenses	1,573,425	82.28%	1,266,300	41.40%
(Loss) income from operations	(536,666)	(28.07)%	643,279	21.03%
Other (expense) income
Other expense	(106,593)	(5.57)%	(20,550)	(0.67)%
Penalties and fees	(5,500)	(0.29)%	(1,500)	(0.05)%
Loss on settlement of debt	(16,498)	(0.86)%	–	–
Derivative liability loss on issuance and changes in fair value	(50,242)	(2.63)%	–	–
Interest expense	(2,468,536)	(129.10)%	(1,765,528)	(57.72)%
Amortization of debt discounts	(22,516)	(1.18)%	–	–
Total other expense	(2,669,885)	(139.63)%	(1,787,578)	(58.44)%
Net loss	$(3,206,551)	(167.69)%	$(1,144,299)	(37.41)%

Revenue. For the three months ended September 30, 2026 and 2025, all our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue decreased by $1,146,561, or 37.48%, to $1,912,179 for the three months ended September 30, 2026 from $3,058,740 for the three months ended September 30, 2025. The decline in revenue was mainly attributable to the decrease in the realization rate on patient case claim settlements as well as a decrease in procedures from the third quarter of 2025. The realization rate decreased to 40% as of the third quarter of 2026, compared with 42% as of the third quarter of 2025.

Cost of sales. Our cost of sales consists of surgical center and laboratory fees, physician and professional fees, salaries and wages and medical supplies. Our total cost of sales decreased by $273,741, or 23.82%, to $875,420 for the three months ended September 30, 2026 from $1,149,161 for the three months ended September 30, 2025. As a percentage of revenue, cost of sales increased from 37.57% for the three months ended September 30, 2025 to 45.78% for the three months ended September 30, 2026. The increase is attributable to a decrease in revenue as noted above, which more than offset decreases in personnel related expenses and laboratory fees.

Gross profit. As a result of the foregoing, our total gross profit decreased by $872,820, or 45.71%, to $1,036,759 for the three months ended September 30, 2026 from $1,909,579 for the three months ended September 30, 2025. Our total gross margin (as a percentage of revenue) decreased from 62.43% for the three months ended September 30, 2025 to 54.22% for the three months ended September 30, 2026.

Depreciation expense. Our depreciation expense was $233, or 0.01% of revenue, for the three months ended September 30, 2026, as compared to $762, or 0.02% of revenue, for the three months ended September 30, 2025.

Share-based compensation expense. Share-based compensation expense was $369,981 and $41,188 for the three months ended September 30, 2026 and 2025, respectively. Share-based compensation expense in both 2026 and 2025 consisted of expense related to the issuance of common stock to our board of directors, officers and employees, our investor relations firm and other consultants for services provided.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of accounting, auditing, legal and public reporting expenses, personnel expenses, including employee salaries and bonuses plus related payroll taxes, professional advisor fees, credit losses, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses decreased by $21,139, or 1.73%, to $1,203,211 for the three months ended September 30, 2026 from $1,224,350 for the three months ended September 30, 2025. As a percentage of revenue, our selling, general and administrative expenses were 62.92% and 40.03% for the three months ended September 30, 2026 and 2025, respectively. The decrease in selling, general and administrative expenses was primarily attributable to decreases in professional fees, rent and general administration and office costs, offset by increases in the allowance for credit loss, billing costs and payroll related costs.

Total other (expense) income. We had $2,669,885 in total other expense, net, for the three months ended September 30, 2026, as compared to $1,787,578 in total other expense, net, for the three months ended September 30, 2025. Total other expense, net, for the three months ended September 30, 2026 consisted of interest expense of $2,468,536, a $106,593 loss on deferred offering costs expensed during the quarter, a $50,242 loss on issuance or change in value of the derivative liability, a $16,498 loss on the settlement of debt, amortization of debt discounts of $22,516 and $5,500 in conversion costs. Other expense, net, for the three months ended September 30, 2025 consisted of interest expense of $1,765,528, other expense of $20,550 and penalties and fees of $1,500. The increase in interest expense is primarily attributable to the increase in initial and incremental fees charged on the number of existing purchases and claims under the line of credit outstanding as described below. The convertible notes derivative liabilities are remeasured at fair value each reporting period using a Monte Carlo simulation model. The commitment shares derivative liability was remeasured at settlement using a Black-Scholes option-pricing model. Changes in assumptions, as well as changes in our stock price during the period, resulted in a decrease in the estimated fair value of the derivative liability and the corresponding loss.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $3,206,551 for the three months ended September 30, 2026, as compared to $1,144,299 for the three months ended September 30, 2025, an increase in loss of $2,062,252, or 180.22%.

Comparison of Nine Months Ended September 30, 2026 and 2025

The following table sets forth key components of our results of operations during the nine months ended September 30, 2026 and 2025, both in dollars and as a percentage of our revenue.

	Nine Months Ended September 30,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
Total revenue	$6,294,016	100.00%	$8,763,314	100.00%
Total cost of sales	2,756,887	43.80%	3,317,943	37.86%
Gross profit	3,537,129	56.20%	5,445,371	62.14%
Operating expenses
Depreciation expense	1,079	0.02%	4,890	0.06%
Loss on disposal of fixed assets	–	–	12,593	0.14%
Share-based compensation	1,401,116	22.26%	138,688	1.58%
Selling, general and administrative	3,727,402	59.22%	3,492,310	39.85%
Total operating expenses	5,129,597	81.50%	3,648,481	41.63%
(Loss) income from operations	(1,592,468)	(25.30)%	1,796,890	20.50%
Other (expense) income
Other expense	(96,512)	(1.53)%	(22,147)	(0.25)%
Penalties and fees	(5,500)	(0.09)%	(1,500)	(0.02)%
Loss on settlement of debt	(16,498)	(0.26)%	–	–
Derivative liability loss on issuance and changes in fair value	(493,014)	(7.83)%	–	–
Interest expense	(6,516,692)	(103.54)%	(4,594,714)	(52.43)%
Amortization of debt discounts	(56,847)	(0.90)%	–	–
Total other expense	(7,185,063)	(114.16)%	(4,618,361)	(52.70)%
Net loss	$(8,777,531)	(139.46)%	$(2,821,471)	(32.20)%

Revenue. For the nine months ended September 30, 2026 and 2025, all our revenue was generated by our healthcare segment, which generates revenue through a full range of diagnostic and surgical services. Our total revenue decreased by $2,469,298, or 28.18%, to $6,294,016 for the nine months ended September 30, 2026 from $8,763,314 for the nine months ended September 30, 2025. The decrease in revenue is mainly attributable to a decrease in procedures in the nine months of 2026 from the first nine months of 2025 as well as a lower implicit realization rate on patient case claim settlements. The realization rate declined from 44% at the beginning of 2025 to 42% during the first nine months of 2025, and further decreased to 40% as of September 30, 2026.

Cost of sales. Our total cost of sales decreased by $561,056, or 16.91%, to $2,756,887 for the nine months ended September 30, 2026 from $3,317,943 for the nine months ended September 30, 2025. As a percentage of revenue, cost of sales increased from 37.86% for the nine months ended September 30, 2025 to 43.80% for the nine months ended September 30, 2026. The increase is attributable to a decrease in revenue as noted above, which more than offset decreases in personnel related expenses and laboratory fees.

Gross profit. As a result of the foregoing, our total gross profit decreased by $1,908,242, or 35.04%, to $3,537,129 for the nine months ended September 30, 2026 from $5,445,371 for the nine months ended September 30, 2025. Our total gross margin (as a percentage of revenue) decreased from 62.14% for the nine months ended September 30, 2025 to 56.20% for the nine months ended September 30, 2026.

Depreciation expense. Our depreciation expense was $1,079, or 0.02% of revenue, for the nine months ended September 30, 2026, as compared to $4,890, or 0.06% of revenue, for the nine months ended September 30, 2025.

Loss on disposal of fixed assets. For the nine months ended September 30, 2025, we recognized a loss on disposal of fixed assets of $12,593, which resulted from the identification of certain medical equipment that was no longer functional in our medical facilities.

Share-based compensation expense. Share-based compensation expense was $1,401,116 and $138,688 for the nine months ended September 30, 2026 and 2025, respectively. Share-based compensation expense in both 2026 and 2025 consisted of expense related to the issuance of common stock to our board of directors, officers and employees, our investor relations firm and other consultants for services provided.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased by $235,092, or 6.73%, to $3,727,402 for the nine months ended September 30, 2026 from $3,492,310 for the nine months ended September 30, 2025. As a percentage of revenue, our selling, general and administrative expenses were 59.22% and 39.85% for the nine months ended September 30, 2026 and 2025, respectively. The increase in selling, general and administrative expenses was primarily attributable to an increase in professional fees, offset slightly by lower rent expense and travel expenses.

Total other (expense) income. We had $7,185,063 in total other expense, net, for the nine months ended September 30, 2026, as compared to $4,618,361 in total other expense, net, for the nine months ended September 30, 2025. Total other expense, net, for the nine months ended September 30, 2026 consisted of interest expense of $6,516,692, a $493,014 loss from issuance or change in fair value of the derivative liability, other expense of $96,512, amortization of debt discounts of $56,847, a loss on the settlement of debt of $16,498 and conversion costs of $5,500. Other expense, net, for the nine months ended September 30, 2025 consisted of interest expense of $4,594,714, other expense of $22,147 and penalties and fees of $1,500. The increase in interest expense is primarily attributable to the increase in initial and incremental fees charged on the number of existing purchases and claims under the line of credit described below. The derivative liability is remeasured at fair value each reporting period using a Monte Carlo simulation model. Changes in assumptions, as well as changes in our stock price during the period, resulted in a decrease in the estimated fair value of the derivative liability and the corresponding loss.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $8,777,531 for the nine months ended September 30, 2026, as compared to $2,821,471 for the nine months ended September 30, 2025, an increase in loss of $5,956,060, or 211.10%.

Liquidity and Capital Resources

As of September 30, 2026, we had $584,319 in cash. To date, we have financed our operations primarily through revenue generated from operations, sales of securities, advances from stockholders and third-party and related party debt.

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. We have sustained operating losses since inception and have an accumulated deficit of $89,117,673 as of September 30, 2026 and have a negative cash flow from operations of $235,975 for the nine months ended September 30, 2026. These factors raise a substantial doubt about our company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if we are unable to continue as a going concern.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(235,975)	$(2,463,300)
Net cash provided by financing activities	501,759	1,507,148
Net change in cash	265,784	(956,152)
Cash at beginning of period	318,535	1,188,185
Cash at end of period	$584,319	$232,033

Our net cash used in operating activities was $235,975 for the nine months ended September 30, 2026, as compared to $2,463,300 for the nine months ended September 30, 2025. The primary drivers of our net cash used in operating activities for the nine months ended September 30, 2026 are our net loss of $8,777,531 and an increase of $1,409,255 in accounts receivable, offset by an increase of $6,524,189 in interest expense included in the line of credit, the loss on issuance or change in value of the derivative liability of $493,014, stock compensation expense or shares issued for services rendered of $1,401,116, an increase of $207,097 in accounts payable and other accrued expenses, an increase in accrued interest of $273,494, and an increase in accrued related parties compensation expense of $939,729. For the nine months ended September 30, 2025, the primary drivers of our net cash used in operating activities were our net loss of $2,821,471 and an increase of $4,878,236 in accounts receivable, offset by an increase of $4,292,471 in interest expense included in the line of credit balance.

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

We periodically evaluate our estimated settlement realization rate at which revenue is recorded in accordance with ASC 606. This includes a monthly review of historical data and settlement realization rates, along with estimates of current and pending settlements through ongoing discussions with attorneys, doctors and the Company’s third-party medical billing company in order to determine the variable consideration under ASC 606 and the net transaction price. For the nine months ended September 30, 2026 and 2025, we realized a 40% and 42% average settlement rate of our gross billed charges, respectively.

We had no investing activities for the nine months ended September 30, 2026 and 2025.

Our net cash provided by financing activities was $501,759 for the nine months ended September 30, 2026, as compared to $1,507,148 for the nine months ended September 30, 2025. Net cash provided by financing activities for the nine months ended September 30, 2026 consisted of proceeds from the issuance of convertible notes totaling $1,113,889 and proceeds from sales of common stock under our equity line of credit of $30,000, offset by net payments on the line of credit of $294,605, payments of debt issuance costs of $195,089, payment of note payable of $110,000, payment of a convertible note of $35,357, repayments of the Small Business Administration loan described below of $6,579, and a payment of $500 to a related party. Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of proceeds from line of credit of $1,788,727, offset by the payment of note payable of $225,000, payment of preferred stock dividends of $50,000 and repayments of the Small Business Administration loan described below of $6,579.

Convertible Notes

As of September 30, 2026, we had convertible debt outstanding, at carrying value, of $240,205. During the nine months ended September 30, 2026, we received $918,800 in net proceeds from convertible notes, issued an aggregate of 1,487,768 shares of our common stock upon conversion of $341,388 in principal and interest and $5,500 in conversion cost on various convertible notes, and settled accrued interest totaling $22,916 in 12,006 shares of our common stock. Debt discounts associated with the convertible debt at September 30, 2026 were $873,327. Please see Note 8. Convertible Notes Payable to the accompanying unaudited condensed consolidated financial statements for a description of the terms of our convertible debt.

Debenture

On March 12, 2009, we issued a debenture in the principal amount of $20,000. The debenture bore interest at 12% per year and matured on September 12, 2009. The balance of the debenture was $10,989 at September 30, 2026 and the accrued interest was $11,174. We assigned all our receivables from consumer activations of the rewards program as collateral on this debenture.

Small Business Administration Loans

On June 2, 2020, we obtained a loan from the Small Business Administration of $150,000 at an interest rate of 3.75% with a maturity date of June 2, 2050. The principal balance and accrued interest at September 30, 2026 was $140,988 and $0, respectively.

Line of Credit

We maintain a revolving purchase and security agreement with DML HC Series, LLC, or DML, which is accounted for as a secured borrowing. Under the facility, eligible accounts receivable are pledged as collateral, and advances of up to 70% of eligible receivables may be requested. Although the credit agreement currently provides for a maximum advance amount of $23,000,000, the lender has agreed to waive this maximum advance limit while the parties negotiate an amendment to the facility. The related accounts receivable remain recorded as assets on our balance sheet, and the amounts drawn are recorded as a liability under ‘Line of Credit’ until repaid. We are required to repurchase or replace certain ineligible or uncollected receivables. Collections on pledged receivables are remitted directly to the lender and applied against outstanding borrowings. The revolving purchase and security agreement includes discounts recorded as interest expense on each funding and matures on September 28, 2028. As of September 30, 2026, we had an outstanding balance of $23,439,491 against the revolving receivable line of credit and accrued interest of $730,107.

Related Party Loans

On June 30, 2026, we issued an unsecured promissory note in the principal amount of $233,333 to Daniel Thompson, our former Chairman of the Board and a significant stockholder, to resolve outstanding accrued compensation obligations. The note bears interest at 5% annually and matures on June 30, 2028. For the nine months ended September 30, 2026, we paid $4,387 in cash interest payments and as of September 30, 2026, had an outstanding balance of $233,333 on this note and accrued interest of $0.

On March 6, 2026, we entered into a lock-up and compensation resolution agreement with Daniel Thompson to resolve outstanding accrued compensation obligations. Under the agreement, we issued an unsecured promissory note in the principal amount of $116,667 bearing interest at 10% annually, payable interest-only in year one and 50% principal in each of years two and three, with all amounts due within three years. For the nine months ended September 30, 2026, we paid $6,553 in cash interest payments and as of September 30, 2026, had an outstanding balance of $116,667 on this note and accrued interest of $0.

On December 21, 2025, in connection with bonuses earned by certain employees, we issued promissory notes in the aggregate principal amount of $1,085,703, in lieu of cash payment, including a promissory note in the principal amount of $460,000 to Alex Cunningham, our Chairman and Chief Executive Officer, a promissory note in the principal amount of $122,550 to Matthew T. Shafer, our Chief Financial Officer, and a promissory note in the principal amount of $460,000 to Daniel Thompson. These notes bear interest of 5% per annum and matured on June 30, 2026. For the nine months ended September 30, 2026, we paid $16,445 in cash interest payments against these notes. As of September 30, 2026, these loans are in default, had an outstanding balance of $1,085,703 and accrued interest of $47,864.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2026. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 1, 2026, Daniel R. Thompson, our former Chairman of the Board and a significant stockholder, commenced a lawsuit against our company by filing a complaint against us in the Eighth Judicial District Court, Clark County, Nevada. In the complaint, Mr. Thompson alleges that he entered into an employment agreement and addendum thereto with us, and that we failed to provide him with restricted preferred stock and separation compensation allegedly owed to him under those agreements, and he alleges that we have improperly continued to defer payment of accrued salary and other compensation he claims to be owed. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Mr. Thompson alleges damages in an unspecified amount in excess of $15,000 under each of those claims. Mr. Thompson also seeks declaratory relief regarding compensation that he claims to be owed and regarding the validity of a conversion agreement between him and our company. Pursuant to the conversion agreement, Mr. Thompson agreed to cancel $2,352,994 in deferred compensation owed to him in exchange for receiving 588,249 shares of common stock from us. Mr. Thompson contends in the complaint that he revoked the conversion agreement or that it is otherwise unenforceable and, in the alternative, seeks its reformation to provide that it was contingent on the successful uplisting of our stock to the Nasdaq Stock Market. The complaint also asserts a claim for accounting, seeking inspection of our books, records, and accounts. The complaint also seeks an award of attorneys’ fees and costs.

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

On September 8, 2026, Mr. Thompson commenced a lawsuit against us by filing a complaint against us in the Eighth Judicial District Court, Clark County, Nevada. That complaint is substantially the same as the complaint Mr. Thompson filed on May 1, 2026 discussed above. On September 23, 2026, Mr. Thompson filed a notice of voluntary dismissal without prejudice. Pursuant to that notice, he dismissed the lawsuit he commenced on September 8, 2026 without prejudice to his right to refile the lawsuit.

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

Except as set forth below, we have not sold any equity securities during the three months ended September 30, 2026 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

•	On July 1, 2026, we issued an aggregate of 7,831 shares of common stock to various holders of our convertible notes as payment of quarterly accrued interest.

•	On July 1, 2026, we issued an aggregate of 40,645 shares of common stock to two external service providers for services rendered.

•	On July 13, 2026, we issued 166,667 shares of common stock for the commitment shares required under our equity line of credit. Additionally, on July 13, 2026, we completed a purchase under the equity line of credit and issued 20,619 shares of common stock for proceeds of $30,000.

•	On July 28, 2026, the holder of a convertible promissory note elected to convert the outstanding principal, accrued interest and fees totaling $42,205 into 113,302 shares of our common stock at a conversion price of $0.3725 per share.

•	On August 3, 2026, we issued 5,106 shares of common stock to an external service provider for services rendered.

•	On September 1, 2026, we issued 15,000 shares of common stock to an external service provider for services rendered.

•	On September 1, 2026, we issued 28,437 shares of series Y senior convertible preferred stock as payment of dividends.

•	On September 1, 2026, we issued two shares of series A-1 preferred stock to our Chief Executive Officer in partial settlement of accrued salaries.

•	On September 18, 2026, the holders of convertible promissory notes elected to convert the outstanding principal, accrued interest and fees totaling $272,766 into 1,128,731 shares of our common stock at a conversion price of $0.825 per share for the principal and fees and $0.1179 per share for the make-whole interest.

•	On September 28, 2026, a holder of convertible promissory notes elected to partially convert the outstanding principal, accrued interest and fees totaling $31,917 into 245,735 shares of our common stock at a conversion price of $0.129885 per share.

•	On September 30, 2026, we issued 33,270 shares of series N senior convertible preferred stock and 11,518 shares of series X senior convertible preferred stock as payment of dividends.

We did not repurchase any shares of our common stock during the three months ended September 30, 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended September 30, 2026, but was not reported.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 10, 2024)
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
3.4	Certificate of Designation of Series A Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.5	Certificate of Designation of Series A-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 4, 2026)
3.6	Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.7	Certificate of Correction of Certificate of Designation of Series F-1 Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.10 to Annual Report on Form 10-K filed on March 27, 2024)
3.8	Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.9	Certificate of Correction of Certificate of Designation of Series L Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.16 to Annual Report on Form 10-K filed on March 27, 2024)

3.10	Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on June 6, 2023)
3.11	Certificate of Amendment to Certificate of Designation of Series N Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 3, 2026)
3.12	Certificate of Designation of Series X Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on August 3, 2023)
3.13	Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
3.14	Certificate of Amendment to Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.5 to Annual Report on Form 10-K filed on December 4, 2024)
3.15	Certificate of Amendment to Certificate of Designation of Series Y Senior Convertible Preferred Stock of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.24 to Quarterly Report on Form 10-Q filed on November 12, 2025)
3.16	Amended and Restated Bylaws of Cardiff Lexington Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on June 6, 2023)
4.1	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to L&H, Inc. on January 14, 2026 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.2	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on December 29, 2025 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.3	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to James F. Sullivan on December 23, 2025 (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.4	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Odile Viviane Kaye on December 22, 2025 (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 20, 2026)
4.5	Common Stock Purchase Warrant issued by Cardiff Lexington Corporation to Greentree Financial Group, Inc. on October 31, 2025 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on November 12, 2025)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

______________

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2026	CARDIFF LEXINGTON CORPORATION

/s/ Alex Cunningham
Name: Alex Cunningham
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Shafer
Name: Matthew Shafer
Title: Chief Financial Officer
(Principal Financial Officer)

